Form 10-Q
period 1998-03-31
AMKOR TECHNOLOGY INC
filed 1998-06-12
CIK 1047127

                                   FORM 10-Q
                                    -------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              ------------------


                       Commission File Number: 000-29472

                             AMKOR TECHNOLOGY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                              ------------------

                                   23-1722724
                                   ----------
                    (I. R. S. - Employer Identification No.)


            1345 Enterprise Drive, West Chester, Pennsylvania  19380
            --------------------------------------------------------
                   (Address of principal executive offices)
                   ----------------------------------------

                                 (610) 431-9600
                                 --------------
              (Registrant's telephone number, including area code)

                            -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [ ]                No [X]


         The number of outstanding shares of the registrant's Common Stock as of June 12, 1998 was 117,860,000.

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                         MARCH 31, 1998
                                                                                    DECEMBER 31,   ---------------------------
                                                                                        1997          ACTUAL     PRO FORMA (1)
                                                                                    ------------   -----------   -------------
                                                                                                   (UNAUDITED)   (UNAUDITED)
                                                        ASSETS
                               CURRENT ASSETS:
                                 Cash and cash equivalents . . . . . . . . . . .      $ 90,917      $  41,989    $   6,289
                                 Short-term investments  . . . . . . . . . . . .         2,524          2,952        2,952
                                 Accounts receivable --
                                    Trade, net of allowance for doubtful
                                      accounts of  $4,234, $5,413 and $5,413 . .       102,804        103,390      103,390
                                    Due from affiliates  . . . . . . . . . . . .        14,431         14,923       14,923
                                    Other  . . . . . . . . . . . . . . . . . . .         4,879         10,222       10,222
                                 Inventories . . . . . . . . . . . . . . . . . .       115,870         93,465       93,465
                                 Other current assets  . . . . . . . . . . . . .        26,997         32,282       32,282
                                                                                      --------      ---------    ---------
                                         Total current assets  . . . . . . . . .       358,422        299,223      263,523
                                                                                      --------      ---------    ---------
                               PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . .       427,061        433,226      433,226
                                                                                      --------      ---------    ---------
                               INVESTMENTS:
                                 AICL at equity  . . . . . . . . . . . . . . . .        13,863             --           --
                                 Other . . . . . . . . . . . . . . . . . . . . .         5,958          5,290        5,290
                                                                                      --------      ---------    ---------
                                         Total investments . . . . . . . . . . .        19,821          5,290        5,290
                                                                                      --------      ---------    ---------
                               OTHER ASSETS:
                                 Due from affiliates . . . . . . . . . . . . . .        29,186         24,348       24,348
                                 Other . . . . . . . . . . . . . . . . . . . . .        21,102         24,801       26,301
                                                                                      --------      ---------    ---------
                                                                                        50,288         49,149       50,649
                                                                                      --------      ---------    ---------
                                         Total assets  . . . . . . . . . . . . .      $855,592      $ 786,888    $ 752,688
                                                                                      ========      =========    =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                               CURRENT LIABILITIES:
                                 Short-term borrowings and current portion of
                                    long-term debt . . . . . . . . . . . . . . .      $167,317      $ 120,173    $ 120,173
                                 Trade accounts payable  . . . . . . . . . . . .       113,037        105,913      105,913
                                 Due to affiliates . . . . . . . . . . . . . . .        15,581         28,653       28,653
                                 Bank overdraft  . . . . . . . . . . . . . . . .        29,765         21,087       21,087
                                 Accrued expenses  . . . . . . . . . . . . . . .        43,973         64,371       64,371
                                 Accrued income taxes  . . . . . . . . . . . . .        26,968         34,652       34,652
                                                                                      --------      ---------    ---------
                                         Total current liabilities . . . . . . .       396,641        374,849      374,849
                                                                                      --------      ---------    ---------
                               LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       196,934        197,859      197,859
                                                                                      --------      ---------    ---------
                               DUE TO ANAM USA, INC.   . . . . . . . . . . . . .       149,776         88,280       88,280
                                                                                      --------      ---------    ---------
                               OTHER NONCURRENT LIABILITIES  . . . . . . . . . .        12,084         15,582       15,582
                                                                                      --------      ---------    ---------
                               COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
                               MINORITY INTEREST . . . . . . . . . . . . . . . .         9,282          9,968        9,968
                                                                                      --------      ---------    ---------
                               STOCKHOLDERS' EQUITY:
                                 Amkor Technology, Inc. -- common stock  . . . .            45             45           45
                                 AK Industries, Inc. -- common stock . . . . . .             1              1            1
                                 Additional paid-in capital  . . . . . . . . . .        20,871         20,871       20,871
                                 Retained earnings . . . . . . . . . . . . . . .        70,621         79,433       45,233
                                 Unrealized losses on investments  . . . . . . .            --             --           --
                                 Cumulative translation adjustment . . . . . . .          (663)            --           --
                                                                                      --------      ---------    ---------
                                    Total stockholders' equity  . . . . . .  . .        90,875        100,350       66,150
                                                                                      --------      ---------    ---------
                                    Total liabilities and stockholders'
                                     equity  . . . . . . . . . . . . . . . . . .      $855,592      $ 786,888    $ 752,688
                                                                                      ========      =========    =========

(1)  See Note 7 of Notes To Combined Financial Statements


       The accompanying notes are an integral part of these statements.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                         COMBINED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                        -----------------------
                                                                                           1997         1998
                                                                                        -----------  ----------
                                                                                        (UNAUDITED)  (UNAUDITED)
                              NET REVENUES  . . . . . . . . . . . . . .                    $313,019    $371,733
                              COST OF REVENUES -- including purchases
                                from AICL   . . . . . . . . . . . . . .                     287,449     310,056
                                                                                           --------    --------
                              GROSS PROFIT  . . . . . . . . . . . . . .                      25,570      61,677
                                                                                           --------    --------
                              OPERATING EXPENSES:
                                Selling, general and administrative . .                      20,608      28,715
                                Research and development  . . . . . . .                       1,485       2,057
                                                                                           --------    --------
                                   Total operating expenses . . . . . .                      22,093      30,772
                                                                                           --------    --------
                              OPERATING INCOME  . . . . . . . . . . . .                       3,477      30,905
                                                                                           --------    --------
                              OTHER (INCOME) EXPENSE:
                                Interest expense, net . . . . . . . . .                       8,049       9,522
                                Foreign currency (gain) loss  . . . . .                      (1,490)      2,747
                                Other expense, net  . . . . . . . . . .                       1,606       4,089
                                                                                           --------    --------
                                   Total other expense  . . . . . . . .                       8,165      16,358
                                                                                           --------    --------
                              INCOME BEFORE INCOME TAXES, EQUITY IN
                                INCOME (LOSS) OF AICL AND MINORITY
                                INTEREST  . . . . . . . . . . . . . . .                      (4,688)     14,547
                              PROVISION FOR INCOME TAXES  . . . . . . .                      (1,497)      5,050
                              EQUITY IN INCOME (LOSS) OF AICL . . . . .                          --          --
                              MINORITY INTEREST . . . . . . . . . . . .                       1,638         685
                                                                                           --------    --------
                              NET (LOSS) INCOME . . . . . . . . . . . .                     $(4,829)   $  8,812
                                                                                           ========    ========
                              PRO FORMA DATA (UNAUDITED):
                                Historical income before income taxes,
                                   equity in income (loss) of AICL and
                                   minority interest  . . . . . . . . .                     $(4,688)   $ 14,547
                                Pro forma provision for income taxes  .                          62       4,222
                                                                                           --------    --------
                                Pro forma income before equity in
                                   income (loss) of AICL and minority
                                   interest . . . . . . . . . . . . . .                      (4,750)     10,325
                                Historical equity in income (loss) of
                                   AICL . . . . . . . . . . . . . . . .                          --          --
                                Historical minority interest  . . . . .                       1,638         685
                                                                                           --------    --------
                                Pro forma net (loss) income . . . . . .                     $(6,388)   $  9,640
                                                                                           ========    ========
                                Basic and diluted pro forma net (loss) income
                                   per common share . . . . . . . . . .                     $  (.08)   $    .12
                                                                                           ========    ========
                              Shares used in computing pro forma net (loss)
                                income per common share . . . . . . . .                      82,610      82,610
                                                                                           ========    ========

       The accompanying notes are an integral part of these statements.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                              ---------------------------
                                                                                                  1997          1998
                                                                                              ------------  -------------
                                                                                              (UNAUDITED)    (UNAUDITED)
                     CASH FLOWS FROM OPERATING ACTIVITIES:
                       Net income  . . . . . . . . . . . . . . . . . . . .                  $     (4,829)   $    8,812
                       Adjustments to reconcile net income to net cash
                         provided by operating activities --
                         Depreciation and amortization . . . . . . . . . .                        19,622        27,139
                         Provision for accounts receivable . . . . . . . .                           150         1,180
                         Provision for excess and obsolete
                           inventory . . . . . . . . . . . . . . . . . . .                         1,850         7,200
                         Deferred income taxes . . . . . . . . . . . . . .                            30        (3,419)
                         Equity (gain) loss of investees . . . . . . . . .                          (540)           --
                         (Gain) loss on sale of investments  . . . . . . .                            --         1,034
                         Minority interest . . . . . . . . . . . . . . . .                         1,637           685
                       Changes in assets and liabilities excluding
                         effects of acquisitions
                         Accounts receivable . . . . . . . . . . . . . . .                         5,861          (566)
                         Proceeds from sale/(repurchase of) accounts
                           receivable  . . . . . . . . . . . . . . . . . .                            --       (11,000)
                         Other receivables . . . . . . . . . . . . . . . .                          (373)       (1,843)
                         Inventories . . . . . . . . . . . . . . . . . . .                       (11,608)       15,205
                         Due to/from affiliates, net . . . . . . . . . . .                       (17,212)       17,418
                         Other current assets  . . . . . . . . . . . . . .                        (3,860)        1,609
                         Other non-current assets  . . . . . . . . . . . .                        (4,456)       (3,745)
                         Accounts payable  . . . . . . . . . . . . . . . .                        53,421          (824)
                         Accrued expenses  . . . . . . . . . . . . . . . .                        (1,163)       20,398
                         Accrued taxes . . . . . . . . . . . . . . . . . .                        (2,117)        7,684
                         Other long-term liabilities . . . . . . . . . . .                           520            23
                         Other, net  . . . . . . . . . . . . . . . . . . .                            --            --
                                                                                               ---------     ---------
                             Net cash provided by operating
                               activities  . . . . . . . . . . . . . . . .                        36,933        86,990
                                                                                               ---------     ---------
                     CASH FLOWS FROM INVESTING ACTIVITIES:
                       Purchases of property, plant and equipment  . . . .                       (67,072)      (33,685)

                       Sale of property, plant and equipment . . . . . . .                            --            57
                       Purchases of investments and issuances of notes
                         receivable  . . . . . . . . . . . . . . . . . . .                        (3,900)         (428)
                       Proceeds from sale of investments . . . . . . . . .                            --           668
                                                                                               ---------     ---------
                             Net cash used in investing activities . . . .                       (70,972)      (33,388)
                                                                                               ---------     ---------
                     CASH FLOWS FROM FINANCING ACTIVITIES:
                       Net change in bank overdrafts and short-term
                         borrowings  . . . . . . . . . . . . . . . . . . .                        22,252       (47,410)
                       Proceeds from issuance of Anam USA, Inc. debt . . .                       298,940       382,042
                       Payments of Anam USA, Inc. debt . . . . . . . . . .                      (279,056)     (429,675)
                       Proceeds from issuance of long-term debt  . . . . .                            --         3,358
                       Payments of long-term debt  . . . . . . . . . . . .                          (159)      (10,845)
                       Distributions to stockholders . . . . . . . . . . .                            --            --
                       Change in division equity account . . . . . . . . .                         3,651            --
                                                                                               ---------     ---------
                             Net cash provided by (used in) financing activities                  45,628      (102,530)
                                                                                               ---------     ----------
                     NET INCREASE (DECREASE) IN CASH AND CASH
                       EQUIVALENTS . . . . . . . . . . . . . . . . . . . .                        11,589       (48,928)
                     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . .                        49,664        90,917
                                                                                               ---------     ---------
                     CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . .                     $  61,253     $  41,989
                                                                                               =========     =========
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                       INFORMATION:
                       Cash paid during the period for:
                         Interest  . . . . . . . . . . . . . . . . . . . .                     $   9,589     $  10,392
                         Income taxes  . . . . . . . . . . . . . . . . . .                             9           310

        The accompanying notes are an integral part of these statements.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Combination

  The combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AK Industries, Inc. and its subsidiary ("Amkor" or the "Company") include the accounts of the following (these companies are referred to as the "Amkor Companies"):

       - Amkor Electronics, Inc. ("AEI"), a U.S. S Corporation and its wholly owned subsidiaries Amkor Receivables Corp and Amkor Wafer Fabrication Services SARL (a French Limited Company).

       - T.L. Limited ("TLL") (a British Cayman Island Corporation) and its Philippine subsidiaries, Amkor Anam Advanced Packaging, Inc. ("AAAP") (wholly owned) and Amkor/Anam Pilipinas, Inc. ("AAP") (which is currently owned 60% by TLL and 40% by Anam Semiconductor Inc. which changed its name in 1998 from Anam Industrial Co., Ltd. ("AICL") and its wholly-owned subsidiary Automated MicroElectronics, Inc. ("AMI");

       - C.I.L., Limited ("CIL") (a British Cayman Islands Corporation) and its wholly-owned subsidiary Amkor/Anam Euroservices S.A.R.L. ("AAES") (a French Corporation);

       -         Amkor Anam Test Services, Inc. (a U.S. Corporation); and

       - The semiconductor packaging and test business unit of Chamterry Enterprises, Ltd. ("Chamterry"). During the third quarter of 1997 Chamterry transferred its customers to AEI and CIL and ceased operations of its semiconductor and test business unit.

       - AK Industries, Inc. ("AKI") (a U.S. Corporation) and its wholly-owned subsidiary, Amkor-Anam, Inc. (a U.S. Corporation);

  Prior to the Initial Public Offering, all of the Amkor Companies were substantially wholly owned by Mr. and Mrs. James Kim or entities controlled by members of Mr. James Kim's immediate family (the "Founding Stockholders"), except for AAP which is 40% owned by AICL and one third of AEI and all of AKI which were owned by trusts established for the benefit of other members of Mr. James Kim's family ("Kim Family Trusts"). The Amkor Companies were an interdependent group of companies involved in the same business under the direction of common management. ATI was formed in September 1997 to facilitate the Reorganization and consolidate the ownership of the Amkor Companies. Beginning on April 14, 1998, the Amkor Companies began a reorganization under ATI (the "Reorganization"). In connection with the Reorganization, AEI was merged into ATI. Amkor International Holdings ("AIH") a newly formed Cayman Islands holding company became a wholly owned subsidiary of ATI. AIH holds the following entities: First Amkor Caymans, Inc. ("FACI"), a newly formed holding company, and its subsidiaries AAAP and AAP and AAP's subsidiary AMI, TLL and its subsidiary CIL and CIL's subsidiary AAES. The relative number of shares of common stock issued by the Company in connection with each of the transactions comprising the Reorganization was based upon the relative amounts of stockholders' equity at December 31, 1997. In exchange for their interests in AEI, Mr. and Mrs. James Kim and the Kim Family Trusts received two-thirds (9,746,760 shares) and one-third (4,873,380 shares) of the ATI common stock then outstanding, respectively. ATI then issued 67,989,851 shares of common stock, representing approximately 82% of its shares immediately after the Reorganization, in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 27,528,234 shares and, 36,376,617 shares were gifted to Mr. and Mrs. James Kim and the Kim Family Trusts, respectively, such that Mr. and Mrs. James Kim and the Kim Family Trusts own 45.1% and 49.9%, respectively, of the ATI common shares outstanding after the Reorganization. Following such transactions the Founding Stockholders beneficially owned a majority of the outstanding shares of ATI common stock. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for $3,000.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


  Included within the Amkor Companies following the Reorganization are ATI, AIH and its subsidiaries and AKI and its subsidiary. All of the subsidiaries are wholly owned except for 40% of the common stock of AAP which is owned by AICL (see Note 7), and a small number of shares of each of AAP, AAAP and AMI which are required to be owned by directors of these companies pursuant to Philippine law.

  Except for the acquisition of the shares of AKI which has been accounted for as a purchase transaction, the Reorganization described above was treated similar to a pooling of interests as it represents an exchange of equity interests among companies under common control. The purchase price for the AKI stock, which represents the fair value of these shares, approximates the book value of AKI. The financial statements are presented on a combined basis as a result of the common ownership and business operations of all of the Amkor Companies, including AKI. As a result of the acquisition of AKI, AKI became a wholly owned subsidiary of ATI; accordingly, future financial statements will be presented for ATI and its subsidiaries on a consolidated basis.

  The financial statements reflect the elimination of all significant intercompany accounts and transactions.

  The investments in and the operating results of 20%- to 50%-owned companies are included in the combined financial statements using the equity method of accounting.

                AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
            (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1997 the Company was not in compliance with certain restrictive covenants of its principal long-term debt agreements and, as a result, amounts due under these agreements were classified as current liabilities in the combined balance sheet included in Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on May 1, 1998. The Company had not received any notification that the Company's repayment obligations with respect to these loans had been accelerated as a result of such covenant violations. However, there was no assurance that the Company could generate sufficient cash flow from operations or other sources to satisfy these liabilities should they become due before maturity. Consequently, the report of the Company's independent public accountants included a paragraph stating that there was a substantial doubt as to the ability of the Company to continue as a going concern. As a result of the Initial Public Offering (see
Note 7), the Company used part of the net proceeds to repay these bank loans and the paragraph discussed above was removed from the report of the independent public accountants included in the Post-Effective Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on May 22, 1998.

Risks and Uncertainties

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with AICL (see Note 5), reliance on a small group of principal customers, availability of manufacturing capacity, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, enforcement of intellectual property rights and fluctuations in quarterly operating results.


2.  INTERIM FINANCIAL STATEMENTS

  The condensed financial statements and related disclosures as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company's Registration Statements on Form S-1 (File Nos. 333-49645 and 333-51521) filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


3.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                                              DECEMBER 31,   MARCH 31,
                                                                                 1997          1998
                                                                              -----------   ---------
                                                                                           (unaudited)

                                 Land  . . . . . . . . . . . . . . . . .      $     2,346      2,346
                                 Building and improvements . . . . . . .          109,528    123,854
                                 Machinery and equipment . . . . . . . .          448,032    473,082
                                 Furniture, fixtures and other equipment           33,050     35,109
                                 Construction in progress  . . . . . . .           31,964     22,548
                                                                                   ------     ------
                                                                                  624,920    656,939
                                 Less -- Accumulated depreciation
                                   and amortization  . . . . . . . . . .          197,859    223,713
                                                                                  -------    -------
                                                                                 $427,061    433,226
                                                                                 ========    =======


4.  INVENTORIES

  Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at AICL on a consignment basis. Components of inventories follow:

                                                                                                DECEMBER 31,   MARCH 31,
                                                                                                   1997          1998
                                                                                                -----------   ----------
                                                                                                             (unaudited)

                                               Raw materials and purchased components. .          $105,748      84,543
                                               Work-in-process . . . . . . . . . . . . .            10,122       8,922
                                                                                                    ------     -------
                                                                                                  $115,870      93,465
                                                                                                  ========     =======



5.  RELATIONSHIP WITH AICL

  At December 31, 1997, the Company owned 8.1% of the outstanding stock of AICL, and AICL owned 40% of AAP. On February 16, 1998, the Company sold its investment in AICL common stock to AK Investments, Inc., a company owned by Mr. Kim. After the Initial Public Offering (see Note 7) the Company intends to purchase AICL's interest in AAP for approximately $34,000. In 1996 and 1997 and the three months ended March 31, 1998, approximately 72%, 68% and 67%, respectively, of the Company's net revenues (see Note 1) were derived from services performed for the Company by AICL, a Korean public company in which the Company and certain of the Company's principal stockholders hold a minority interest. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling AICL's semiconductor packaging and test services, except to customers in Korea and certain customers in Japan to whom AICL has historically sold such services directly. The Company has worked closely with AICL in developing new technologies and products. The Company has recently entered into five-year supply agreements with AICL giving the Company the first right to market and sell substantially all of AICL's packaging and test services and the exclusive right to market and sell all of the wafer output of AICL's new wafer foundry. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of AICL to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with AICL for any reason, or any material adverse change in AICL's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material adverse effect on the Company's business, financial condition and results of operations.

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


  Historically, the Company has obtained a significant portion of its financing from financing arrangements provided by Anam USA, Inc. ("AUSA"), AICL's wholly-owned financing subsidiary. A majority of the amount due to AUSA represents outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and service charges paid to AICL. Based on guarantees provided by AICL, AUSA obtains for the benefit of the Company a continuous series of short- term financing arrangements which generally are less than six months in duration, and typically are less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement are significant. Purchases from AICL through AUSA were $354,062, $460,282 and $527,858 for 1995, 1996 and 1997, respectively. Charges from AUSA for interest and bank charges were $4,484, $7,074 and $6,002 for 1995, 1996 and 1997, respectively. Amounts payable to AICL and AUSA were $252,221, and $156,350 at December 31, 1996 and 1997, respectively.

  AICL's ability to continue to provide services to the Company will depend on AICL's financial condition and performance. AICL currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that AICL, as a public company in Korea, has published its most recent annual consolidated financial statements as of December 31, 1997. These consolidated financial statements are prepared on the basis of Korean GAAP, which differs from U.S. GAAP. U.S. GAAP financial statements are not available. As of December 31, 1997, AICL, on a consolidated basis, had current liabilities of approximately W2,124 billion, including approximately W1,721 billion of short-term borrowings and approximately W121 billion of current maturities of long-term debt, and had long-term liabilities of approximately W1,710 billion, including approximately W737 billion of long-term debt and approximately W862 billion of long-term capital lease obligations. As of such date, the total shareholders' equity of AICL amounted to approximately W77 billion. The deterioration of the Korean economy in recent months and the resulting liquidity crisis in Korea have led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non-performing assets. Therefore, there can be no assurance that AICL will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of AICL to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on AICL's ability to continue to provide services and otherwise fulfill its obligations to the Company.

  As of December 31, 1997, AICL and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of its non-consolidated subsidiaries and affiliates in the aggregate amount of approximately W857 billion. As of December 31, 1997, such guarantees included those in respect of all of AUSA's debt totaling $319,200, $176,250 of the Company's debt to banks and the Company's obligations under a receivables sales arrangement. The Company has met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by AICL. There can be no assurance that AUSA will be able to obtain additional guarantees, if necessary, from AICL. Further, a deterioration in AICL's financial condition could trigger defaults under AICL's guarantees, causing acceleration of such loans. In addition, as an overseas subsidiary of AICL, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, the Company and AICL would be required to meet their financing needs through alternative arrangements. There can be no assurance that the Company or AICL will be able to obtain alternative financing on acceptable terms or at all. In addition, if any relevant subsidiaries or affiliates of AICL were to fail to make interest or principal payments or

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


otherwise default under their debt obligations guaranteed by AICL, AICL could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

6.  COMMITMENTS AND CONTINGENCIES

  The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

  The Company has various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of March 31, 1998, the Company had commitments for capital equipment of approximately $29 million. In the aggregate, such commitments are not at prices in excess of current market.

7.  SUBSEQUENT EVENTS

  Reorganization -- On April 14, 1998, Mr. and Mrs. James Kim and the Kim Family Trusts exchanged their interests in AEI for 9,746,766 shares and 4,873,383 shares of ATI common stock, respectively. On April 29, 1998, ATI issued 67,989,851 shares of common stock in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 19,328,234 shares, 36,376,617 shares and 8,200,000 shares were gifted to Mr. and Mrs. James Kim, the Kim Family Trusts and other members of Mr. Kim's immediate family, respectively. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for $3,000. Except for the acquisition of the shares of AKI which has been accounted for as a purchase transaction, the Reorganization described above is treated similar to a pooling of interests as it represents an exchange of equity interests among companies under common control. The purchase price for the AKI stock, which represents the fair value of these shares, approximates the book value of AKI. In conjunction with the reorganization, AEI terminated its S Corporation status on April 28, 1998. Effective May 1, 1998, the profits of AEI became subject to federal and state income taxes at the corporate level.

  Initial Public Offering -- ATI filed an amended registration statement on April 29, 1998 with the Securities and Exchange Commission. On May 6, 1998, ATI completed its Initial Public Offering of 30,000,000 shares of its common stock at a price to the public of $11.00 per share and $180,000 aggregate principal amount of Convertible Notes ("Initial Public Offering"). Also on May 8, 1998, ATI sold 5,250,000 additional shares of its common stock and $27,000 additional principal amounts of Convertible Notes in conjunction with the underwriters' over-allotment options. The net proceeds were approximately $559,757, after deducting the underwriter discounts and estimated offering expenses. (See Note
1) The convertible notes 1) are convertible into ATI common stock at $13.50 per share; 2) are callable in certain circumstances after three years; 3) are unsecured and subordinate to senior debt; 4) carry a coupon rate of 5 3/4%; and
5) have a maturity of five years. Approximately $227,000 of the proceeds were used to reduce short-term and long-term borrowings. Approximately $86,000 of the proceeds were used to reduce amounts due to AUSA. In connection with the Offerings, one existing stockholder sold approximately 5,000,000 of his shares.

  The Company established stock option plans in 1998 pursuant to which 6,550,000 shares of common stock were reserved for future issuance upon the exercise of stock options to be granted to employees,

                 AMKOR TECHNOLOGY, INC. AND AK INDUSTRIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


consultants and directors. As of June 12, 1998, the Company has granted options to purchase an aggregate of 3,150,500 shares under these plans. The options will be issued at fair value and generally will vest over four years.

  After the Initial Public Offering, the Company intends to purchase AICL's 40% interest in AAP for approximately $34,000. The Company will account for this transaction as a purchase which will result in the elimination of the minority interest liability reflected on the combined balance sheet and result in additional amortization of approximately $2,500 per year.

8.  PRO FORMA ADJUSTMENTS

Statement of Income

  Pro forma adjustments are presented to reflect a provision for income taxes as if AEI had not been an S Corporation for all of the periods presented. Pro forma net income per common share is based on the weighted average number of shares outstanding as if the Exchange had occurred at the beginning of the period presented.

Balance Sheet

  As discussed in Note 7, the Company reorganized prior to the effective date of the Initial Public Offering. AEI terminated its S Corporation status on April 28, 1998 at which time additional deferred tax assets of $1,500 were recorded for existing temporary differences between the book and tax bases of assets and liabilities. If the termination of AEI's S Corporation status would have occurred on March 31, 1998, AEI would have declared a distribution of $35,700 of previously taxed income. The pro forma balance sheet is presented to reflect these changes as if they occurred on March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion contains forward-looking statements within the meaning of the Federal securities laws, including statements regarding the anticipated growth in the market for the Company's products, the Company's anticipated capital expenditures and financing needs, the Company's expected capacity utilization rates, the belief of the Company as to its future operating performance and other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Factors That May Affect Operating Results". The following discussion provides information and analysis of the Company's results of operations for the three months ended March 31, 1998 and 1997 and its liquidity and capital resources and should be read in conjunction with the Combined Financial Statements and Notes. The operating results for interim periods are not necessarily indicative of results for any subsequent period.

OVERVIEW

Background. The Company is the world's largest independent provider of semiconductor packaging and test services. The Company believes that it is also one of the leading developers of advanced semiconductor packaging and test technology in the industry. The Company offers a complete and integrated set of packaging and test services including integrated circuit ("IC") package design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing, and thermal and electrical characterization. The Company recently began offering wafer fabrication services. The Company provides packaging and test services through its three factories in the Philippines as well as the four factories of Anam Semiconductors, Inc. (formerly Anam Industrial Co. Ltd) (AICL) in Korea, and wafer fabrication services through AICL's new wafer foundry, pursuant to the Supply Agreements between the Company and AICL.

  The Company was formed in September 1997 to consolidate the operations of the Amkor Companies, including AEI which was incorporated in 1970. These companies were under common management and in the same business prior to the Company's formation. As a result of the Reorganization, the financial statements included in this filing are presented on a combined basis. See notes 1 and 7 of Notes to Combined Financial Statements. Prior to the Reorganization, AEI elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. Accordingly, AEI did not recognize any provision for federal income tax expense during the periods presented in the Combined Financial Statements. The Combined Financial Statements include a pro forma provision for income taxes which reflects the U.S. federal income taxes which would have been recorded by the Company if AEI had not been an S Corporation during these periods.

  General. From 1995 to 1997, the Company's revenues increased from approximately $932.4 million to $1.456 billion. This increase occurred primarily as a result of increases in unit volumes, together with the shift in the Company's product mix from traditional leadframe products to advanced leadframe and laminate products, which were offset in part by decreasing average selling prices. In order to meet customer demand, the Company has invested significant resources to expand its capacity in the Philippines. In 1996 and the first six months of 1997, the Company incurred and expensed $15.5 million and $16.6 million, respectively, of pre-operating and start-up costs and initial operating losses in connection with its newest factory, P3, in the Philippines. This facility operated at substantially less than full capacity during these periods while customers were completing qualification procedures for BGA packages to be produced at the facility. The Company significantly increased utilization of P3 during the last six months of 1997 and expects to operate the facility with positive gross margins during 1998. See "Factors That May Affect Operating Results -- Expansion of Manufacturing Capacity; Profitability Affected by Capacity Utilization Rates."

  The Company's results of operations are generally affected by the capital-intensive nature of its business. In 1995, 1996, 1997 and the three months ended March 31, 1998, the Company invested $123.6 million, $185.1 million, $179.0 million and $33.7 million, respectively, in property, plant and equipment.

Increases or decreases in capacity utilization rates can have a significant effect on gross margins since the unit cost of packaging and test services generally decrease as fixed charges, such as depreciation expense for the equipment, are allocated over a larger number of units produced. In addition, the Company's gross margin is significantly affected by fluctuations in service charges paid to AICL pursuant to the Supply Agreements. Pricing arrangements relating to packaging and test services provided by AICL to the Company are subject to quarterly review and adjustment, and pricing arrangements relating to wafer fabrication services provided by AICL are subject to annual review and adjustment, in each case on the basis of factors such as changes in the semiconductor market, forecasted demand, product mix and capacity utilization and fluctuations in exchange rates, as well as the mutual long-term strategic interest of the Company and AICL. The Company's results of operations are also affected by declines over time in the average selling prices for particular products. At times in the past the Company has been able to offset, at least in part, the effect of such decline on its margins by successfully developing and marketing new products with higher margins, such as advanced leadframe and laminate products, and by taking advantage of economies of scale and higher productivity resulting from volume production. However, there can be no assurance that the Company will be successful at offsetting any such declines in the future. See "Factors That May Affect Operating Results -- Expansion of Manufacturing Capacity; Profitability Affected by Capacity Utilization Rates."

  Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent upon a small group of customers for a substantial portion of its business. In 1995, 1996, 1997 and the three months ended March 31, 1998, 34.1%, 39.2%, 40.1%, and 34.9%, respectively, of the
Company's net revenues were derived from sales to the Company's top five customers, with 13.3%, 23.5%, 23.4% and 19.2%, respectively, derived from sales to Intel. See "Factors That May Affect Operating Results -- Customer Concentration; Absence of Backlog."

  Relationship with AICL. In 1996, 1997 and the three months ended March 31, 1998, approximately 72%, 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by AICL. In addition, substantially all of the revenues of AICL in 1996, 1997 and the three months ended March 31, 1998 were derived from services sold by the Company. Historically, AICL has directly sold packaging and test services in Japan and Korea. The Company assumed substantially all of the marketing rights for services in Japan in January 1998. Also, the Company recently began offering wafer fabrication services through AICL's new deep submicron CMOS foundry which is capable of producing up to 15,000 8" wafers per month. See "Factors That May Affect Operating Results -- Risks Associated with New Wafer Fabrication Business." The Company expects the proportion of its net revenues derived from sales of services performed for the Company by AICL and the percentage of AICL's revenues from services sold by the Company to increase as the Company begins selling the wafer fabrication output of AICL's new wafer foundry and with the Company's assumption from AICL of substantially all of the marketing rights for Japan. The Company has a first right to substantially all of the packaging and test service capacity of AICL and the exclusive right to all of the wafer output of AICL's new wafer foundry.

  The Supply Agreements between the Company and AICL generally provide, among other things, for periodic price reviews and adjustments and coordination of research and development efforts regarding package design and packaging and testing processes and technologies. The Supply Agreements have a five year initial term and thereafter may be terminated upon five years' notice. There can be no assurance that AICL will not terminate either Supply Agreement upon the expiration of such initial term, or that if it does terminate a Supply Agreement, that the Company will be able to enter into a new agreement with AICL on terms favorable to the Company or at all.

  The Company expects that the businesses of the Company and AICL will continue to remain highly interdependent by virtue of their supply relationship, overlaps and family ties between their respective shareholders and management, financial relationships, coordination of product and operation plans, joint research and development activities and shared intellectual property rights. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on AICL, including without limitation AICL's ability to effectively provide the contracted services on a cost-efficient and timely basis as well as AICL's financial condition and results of operations. The Company will continue to be controlled to a significant degree by James Kim and members of his family, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of AICL and its affiliates. In addition, the Company and AICL will continue to have certain contractual and other business relationships and may engage in transactions from time to time that are material to the Company. Although any such material agreements and transactions would require approval of the Company's Board of Directors, such transactions will generally not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has four directors, two of whom are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors. In addition, the Company may agree to certain changes in its contractual and other business relationships with AICL, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and AICL. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision. See "-- Liquidity and Capital Resources" and "Factors That May Affect Operating Results -- Dependence on Relationship with AICL; Potential Conflicts of Interest."

RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                                  THREE MONTHS
                                                                                      ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 1997      1998
                                                                               --------  --------
                                    Net revenues  . . . . . . . . . . . . . .   100.0%      100.0%
                                    Cost of revenues  . . . . . . . . . . . .    91.8        83.4
                                                                                -----       -----
                                      Gross profit  . . . . . . . . . . . . .     8.2        16.6
                                    Operating expenses:
                                      Selling, general and administrative . .     6.6         7.7
                                      Research and development  . . . . . . .     0.5         0.6
                                                                                -----       -----
                                         Total operating expenses . . . . . .     7.1         8.3
                                                                                -----       -----
                                    Operating income  . . . . . . . . . . . .     1.1         8.3
                                                                                -----       -----
                                    Other (income) expense:
                                      Interest expense, net . . . . . . . . .     2.6         2.6
                                      Foreign currency (gain) loss  . . . . .    (0.5)        0.7
                                      Other expense, net  . . . . . . . . . .     0.5         1.1
                                                                                -----       -----
                                         Total other expense  . . . . . . . .     2.6         4.4
                                                                                -----       -----
                                    (Loss) income before income taxes,
                                      equity in income (loss) of AICL
                                       and minority interest  . . . . . . . .    (1.5)        3.9
                                    Provision for income taxes  . . . . . . .    (0.5)        1.3
                                    Equity in income (loss) of AICL . . . . .       -           -
                                    Minority interest . . . . . . . . . . . .     0.5         0.2
                                                                                -----       -----
                                    Net (loss) income . . . . . . . . . . . .    (1.5)        2.4
                                    Pro forma adjustment for income taxes . .     0.5        (0.2)
                                                                                -----       -----
                                    Pro forma net (loss) income . . . . . . .    (2.0)%       2.6%
                                                                                =====       =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  Net Revenues. The Company's net revenues consist of fees for the packaging and testing of ICs which are consigned by customers to the Company's or AICL's factories. The Company's net revenues increased 18.8% to $371.7 million for the three months ended March 31, 1998, compared to $313.0 million for the same period in 1997. The growth in revenues was attributable to a significant growth in unit volumes of semiconductors packaged and tested by the Company. The proportion of the Company's revenues derived from traditional leadframe products declined in the first quarter of 1998 as compared to the corresponding quarter in 1997 while revenues from laminate products and advanced leadframe products increased during this period. Because the Company's advanced leadframe and laminate products tend to have higher average selling prices than traditional leadframe products, this change in the mix of products sold during the first three months of 1998 helped to offset generally declining average selling prices for the Company's products on an overall basis. Revenues from the Company's wafer fabrication services accounted for less than 1% of total revenues during the first quarter of 1998.

  Gross Profit. Gross profit increased to $61.7 million, or 16.6% of net revenues, for the three months ended March 31, 1998 from $25.6 million, or 8.2% of net revenues, in the three months ended March 31, 1997 due primarily to improved gross profit at the Company's newest factory, P3, compared with negative gross profit for this factory in the three months ended March 31, 1997 while P3 was in its start-up phase. In addition, increased unit volumes during the three months ended March 31, 1998 allowed the Company to improve volume related margins. As a result of the devaluation of the Philippine peso, the Company also was able to reduce certain peso denominated costs of its Philippine factory operations, resulting in lower costs and improved gross margins. The new supply agreement with AICL with respect to packaging and test services, which went into effect on January 1, 1998, also provided the Company with improved gross margins on products purchased from AICL during the three months ended March 31, 1998 compared with the three months ended March 31, 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $28.7 million, or 7.7% of net revenues, during the three months ended March 31, 1998, compared to $20.6 million or 6.6% of revenues during the three months ended March 31, 1997, as a result of growth in the number of employees in the Company's marketing and sales support groups of approximately 21% during 1997. Such growth has resulted in an overall increase in personnel-related costs including salaries, benefits and payroll taxes. The Company also incurred higher costs for office rental, depreciation and other occupancy-related expenses in the first three months of 1998 as compared to the first three months of 1997. The Company does not expect the level of growth to continue in 1998.

  Research and Development Expenses. Research and development expenses increased 38.5% to $2.1 million during the three months ended March 31, 1998, compared to $1.5 million for the same period in 1997. The increase was primarily due to increased expenditures by the Company resulting from increased headcount and corresponding payroll-related costs.

  Other (Income) Expense. Other expense increased during the three months ended March 31, 1998 to $16.4 million from $8.2 million for the same period in 1997. The increase of $8.2 million was primarily attributable to an increase in foreign exchange losses, a $1.5 million increase in interest expense and a $2.5 million increase in other expenses, net. Foreign exchange gains and losses resulted from the change in the value of the Philippine peso relative to the U.S. dollar which during the three months ended March 31, 1998 resulted in a $2.7 million dollar foreign exchange loss consisting of realized and unrealized losses. By comparison, changes in the value of the Philippine peso relative to the U.S. dollar resulted in a foreign currency gain of $1.5 million for the three months ended March 31, 1997. Interest expense, net for the first quarter of 1998 increased $1.5 million compared to the corresponding period in 1997 due to increased debt balances over the prior year. Other expense, net increased by $2.5 million for the three months ended March 31, 1998 compared to the same period in 1997 due primarily to financing costs associated with the accounts receivable sale agreement entered into by the Company in July 1997 as well as one-time bank charges incurred during the three months ended March 31, 1998.


  Income Taxes. The Company's effective tax rate (after giving effect to the pro forma adjustment for income taxes) for the three months ended March 31, 1998 was 29% as compared to 1.3% for the same period in 1997. The low effective tax rate in 1997 was attributable to losses at the Company's subsidiary which owns P3. The Company's subsidiary that owns P3 operates under a tax holiday from Philippine income taxes until the end of 2002. To the extent P3 is profitable, the Company's effective tax rate related to its Philippine operations during the tax holiday will be less than the Philippine statutory rate of 35%.

  Equity in Income (Loss) of AICL. Equity in income (loss) of AICL represents the Company's ownership interest in AICL. During the fourth quarter of 1997, the Company wrote this investment down to its realizable value and recorded a $17.3 million loss for 1997 resulting principally from the impairment in value in its investment in AICL. In February 1998, the Company sold its investment in AICL for $13.9 million.

  Minority Interest. Minority interest represents AICL's ownership interest in the consolidated net income of Amkor/Anam Pilipinas, Inc. ("AAP") . Accordingly, the Company recorded a minority interest expense in its combined financial statements relating to the minority interest in the net income of AAP. The Company has entered into an agreement with AICL to purchase AICL's 40% interest in AAP and, as a result, the Company will own all of the common stock of AAP. The acquisition of the minority interest will result in the elimination of the minority interest liability and in additional amortization of approximately $2.5 million per year.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had cash and cash equivalents of $42.0 million and a working capital deficit of $75.6 million ($6.3 and $111.3 million, respectively, on a pro forma basis, after giving effect to the termination of AEI's S Corporation status and the distribution of undistributed earnings through March 31, 1998). The Company's working capital deficit resulted primarily from the significant amount of its short-term debt, primarily incurred in connection with the expansion of its Philippine operations.

  The Company used the net proceeds received from the Initial Public Offering primarily to repay an aggregate of approximately $240 million of debt, including the Non-Compliant Loans (as defined in "Factors That May Affect Operating Results -- Risks Associated with Leverage" and $86 million of amounts due to AUSA. In addition, the Company will use such net proceeds to repay $65 million of short-term loans and $8 million of term loans and will use $34 million of such net proceeds to repurchase AICL's 40% interest in AAP. Following the application of the estimated net proceeds of the Initial Public Offering to the Company together with repayments of debt prior to the Initial Public Offering, the Company will have $54 million of short-term borrowing and current portion of long-term debt, $244 million of long-term debt and no amounts then due to AUSA. In addition, the remaining $213 million of such net proceeds will be available for capital expenditures and working capital.

  The Company has been investing significant amounts of capital to increase its packaging and test services capacity, including the construction of P3, the addition of capacity in the Company's other Philippine facilities and the construction of a new manufacturing facility in the United States. Advanced packaging processes are being developed at the U.S. facility and full scale operations are expected to begin in 1999. In 1997 and the three months ended March 31, 1998, the Company made capital expenditures of $179.0 million and $33.7 million, respectively. Because the Company and AICL have added a significant amount of packaging and test capacity in recent years, the Company intends to decrease its level of capital expenditures in 1998. The Company currently intends to spend approximately $90 million in capital expenditures in 1998, which will primarily be used for the construction of the new factory in the U.S. and capacity expansion at the Company's existing facilities in the Philippines to meet expected demand. The Company believes that expenditure levels could increase substantially in 1999 to provide the Company with adequate capacity.

  The Company believes that its existing cash balances, cash flow from operations, available equipment lease financing, bank borrowings and financing obtained through AUSA will be sufficient to meet its anticipated cash requirements including working capital and capital expenditures, for at least the next 12 months. There can be no assurance, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, decisions to increase planned capacity or other events will not cause the Company to seek more capital, or to seek capital sooner than currently expected. The timing and amount of the Company's actual capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's services, availability of capital equipment, fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms. Failure to obtain any such financing could have a material adverse effect on the Company. In addition, if the

Company obtains such financing by selling equity securities of the Company, the Company's stockholders may experience significant dilution.

  The Company historically has met a significant portion of its cash requirements for working capital and capital expenditures from a combination of cash from operating activities, short-term and long-term bank loans and financing obtained for the benefit of the Company by AUSA, as well as financing from a trade receivables securitization agreement. Cash provided by operating activities in 1997 and the three months ended March 31, 1998 was $250.1 million and $87.0 million, respectively. Cash used in financing activities was $16.0 million and $102.5 million for 1997 and the three months ended March 31, 1998, respectively.

  At March 31, 1998, the Company's debt consisted of $120.2 million of borrowings classified as current liabilities, $197.9 million of long-term debt and capital lease obligations and $88.3 million of amounts due to AUSA. As of March 31, 1998, the Company had extended guarantees in respect of bank debt of affiliates in the amount of $5.0 million and in respect of vendor obligations of an affiliate in the amount of $5.7 million, which amount may vary over time. At March 31, 1998, the Company had $172.2 million in borrowing facilities with a number of domestic and foreign banks, of which $23.3 million remained unused. Certain of the agreements with such banks require compliance with certain financial covenants and restrictions, and are collateralized by assets of the Company. These facilities are typically revolving lines of credit and working capital facilities for one-year renewable periods and generally bear interest at rates ranging from 8.5% to 21%. Long-term debt and capital lease obligations outstanding at March 31, 1998 have various expiration dates through April 2004, and accrue interest at rates ranging from 6.7% to 12.5%.


  The Company has met a significant portion of its financing needs through financing arrangements obtained by AUSA. A majority of the amount which was due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company, with the balance representing payables to AUSA for packaging and service charges paid to AICL. Based on guarantees provided by AICL, AUSA obtains for the benefit of the Company a continuous series of short-term financing arrangements which generally are less than six months in duration, and typically are less than two months in duration. Because of the short term nature of these loans, the flows of cash to and from AUSA under this arrangement have been significant. At March 31, 1998, the Company had utilized $88.3 million of the approximately $108 million of credit facilities available to the Company through AUSA. These credit facilities are with U.S. branches of a number of banks located in Korea and have interest rates ranging from approximately 10.05% to prime plus 8.5% (17% at March 31, 1998). Because of the recent deterioration of the Korean economy, Korean banks have begun to raise interest rates applicable to their lending. See "Factors That May Affect Operating Results -- Dependence on International Operations and Sales; Concentration of Operations in the Philippines and Korea -- Korea"and "--Dependence on Relationship with AICL; Potential Conflicts of Interest." As its credit lines have been renewed, AUSA has experienced a significant increase in interest rates, and there can be no assurance that such increases will not continue. The Company reimburses AUSA for certain of the interest charges incurred by AUSA under these credit facilities. As an overseas subsidiary of AICL, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, the Company and AICL would be required to meet their financing needs through alternative arrangements. Although the Company believes that alternative financing arrangements will be available in the future, there can be no assurance that the Company or AICL will be able to obtain alternative financing on acceptable terms or at all. AUSA has received commitments from its banks indicating that they intend to renew the facilities when they expire through at least April 1, 1999. AUSA has extended similar terms to the Company with respect to amounts due to AUSA by the Company. Accordingly, amounts due to AUSA are classified as non-current liabilities on the Company's balance sheet at March 31, 1998.

  At March 31, 1998, AICL guaranteed all of AUSA's debt of $318 million, the Non-Compliant Loans of $154 million and the Company's obligations under a trade receivables securitization agreement with a commercial financial institution, whereby the financial institution has committed to purchase, with limited recourse, all rights, title and interest in eligible receivables, as defined by the agreement, up to $100 million ("Receivables Sale"). AICL currently has a significant amount of debt relative to its equity and is contingently liable under guarantees in respect of debt of its subsidiaries and affiliates, including AUSA.

As of December 31, 1997, AICL and its consolidated subsidiaries had guarantees outstanding in respect of debt of its non-consolidated subsidiaries and affiliates in the Anam Group in the aggregate amount of approximately W857 billion, including the guarantees of the Company's loans. As a result of its relationship with AICL, the Company's business, financial condition and operating results are significantly dependent on AICL. There can be no assurance that AUSA will be able to obtain additional guarantees, if necessary, from AICL. In addition, a deterioration in AICL's financial condition could trigger defaults under AICL's guarantees, causing acceleration of such loans. See "Factors That May Affect Operating Results -- Dependence on Relationship with AICL; Potential Conflicts of Interest" and "Relationship with AICL"

  Prior to the consummation of the Reorganization, AEI was treated for U.S. federal and certain state tax purposes as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, up until the termination of AEI's S Corporation status on April 28, 1998 (the "Termination Date"), Mr. and Mrs. Kim and the trusts established for the benefit of other members of Mr. James Kim's family (the "Kim Family Trusts") had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. The Company, Mr. and Mrs. Kim and the Kim Family Trusts have entered into tax indemnification agreements providing that the Company will be indemnified by such stockholders, with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through the Termination Date. The tax indemnification agreements also provide that under certain circumstances the Company will indemnify Mr. and Mrs. Kim and the Kim Family Trusts if such stockholders are required to pay additional taxes or other amounts attributable to taxable years on or before the Termination Date as to which AEI filed or files tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $5.0 million in 1997. No distributions were made to such stockholders in the first three months of 1998. The Company declared additional distributions to such stockholders immediately prior to the consummation of the Reorganization in an amount equal to AEI's and Amkor Technology, Inc.'s cumulative net income in all periods prior to the Termination Date less the aggregate amount of distributions previously made to such stockholders. These final distributions are intended to provide such stockholders with the balance of AEI's and Amkor Technology, Inc.'s net income for which they have already recognized taxable income. Through March 31, 1998, the amount of such undistributed net income was $35.7 million. Subsequent to March 31, 1998 aggregate distributions of $33.1 million were made to such stockholders. See "Notes 1and 7 of Notes to Combined Financial Statements.

FOREIGN CURRENCY TRANSLATION GAINS AND LOSSES

  The Company's subsidiaries in the Philippines maintain their accounting records in U.S. dollars. This is due to the fact that all sales, the majority of all bank debt and all significant material and fixed asset purchases of such subsidiaries are denominated in U.S. dollars. As a result, the Philippine subsidiaries' exposure to changes in the Philippine peso/U.S. dollar exchange rate relates primarily to certain receivables and advances and other assets offset by payroll, pension and local liabilities. To minimize its foreign exchange risk, the Company selectively hedges its net foreign currency exposure through short-term (generally not more than 30 to 60 days) forward exchange contracts. To date, the Company's hedging activity has been immaterial.

                   FACTORS THAT MAY AFFECT OPERATING RESULTS

  In addition to the factors discussed elsewhere in this form 10-Q and in the Company's Registration Statements on Form S-1 (file Nos. 333-49645 and 333-51521) filed with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

FLUCTUATIONS IN OPERATING RESULTS; DECLINES IN AVERAGE SELLING PRICES

  The Company's operating results have varied significantly from period to period. A variety of factors could materially and adversely affect the Company's revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others, the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors, the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, changes in capacity utilization, evolutions in the life cycles of customers' products, rescheduling and cancellation of large orders, rapid erosion of packaging selling prices, availability of manufacturing capacity, allocation of production capacity between the Company's facilities and those of AICL, fluctuations in package and test service charges paid to AICL, changes in costs, availability and delivery times of labor, raw materials and components, effectiveness in managing production processes, fluctuations in manufacturing yields, changes in product mix, product obsolescence, timing of expenditures in anticipation of future orders, availability of financing for expansion, changes in interest expense, the ability to develop and implement new technologies on a timely basis, competitive factors, changes in effective tax rates, the loss of key personnel or the shortage of available skilled workers, international political or economic events, currency and interest rate fluctuations, environmental events, and intellectual property transactions and disputes. Unfavorable changes in any of the above factors may adversely affect the Company's business, financial condition and results of operations. In addition, the Company increases its level of operating expenses and investment in manufacturing capacity based on anticipated future growth in revenues. If the Company's revenues do not grow as anticipated and the Company is not able to decrease its expenses, the Company's business, financial condition and operating results would be materially and adversely affected.

  Beginning in the third quarter of 1996, intense competition in the semiconductor industry worldwide resulted in decreases in the average selling prices of many of the Company's lead frame packages. The Company expects that average selling prices for its services will continue to decline in the future, principally due to intense competitive conditions. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of producing those services or by a shift to higher margin products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND PERSONAL COMPUTER
INDUSTRIES

  The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for semiconductors are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Because the Company's business will be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services for the foreseeable future, any future downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operating results for 1997 and the first three months of 1998 were adversely affected by a downturn in the semiconductor market. In addition, a significant portion of the Company's net revenues from packaging and test services depends on the packaging and testing of semiconductors used in personal computer ("PC") products. The PC industry is subject to intense competition, is highly volatile and is subject to significant shifts in demand. As a result, any deterioration of business conditions in the PC industry could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH LEVERAGE

  The Company has historically operated with significant amounts of debt relative to its equity. At March 31, 1998, the Company had outstanding $406.3 million in principal amount of indebtedness, including non-current amounts due to AUSA and the Company has incurred prior to the Initial Public Offering and intends to continue to incur additional bank debt in addition to the Company's 5 3/4% convertible subordinated notes due 2003 (the "Convertible Notes") issued as part of the Initial Public Offering. In 1996 and 1997, the Company's payments under long-term debt agreements (excluding payments to AUSA) were $3.1 million and $43.5 million, respectively. Following the application of the net proceeds to the Company of the Initial Public Offering and repayments of debt after December 31, 1997 and prior to the Initial Public Offering, the Company will continue to have at least $298 million in principal amount of indebtedness outstanding, including $54 million of short-term borrowings and current portions of long-term debt.

  The Company was not in compliance with certain covenants with respect to certain of its loans, the aggregate outstanding amount of which was $154 million at March 31, 1998 (the "Non-Compliant Loans"). Such non-compliance in turn triggered cross-defaults with respect to an additional $10 million of the Company's loans. These loan covenants included restrictions on the ability of one of the Company's subsidiaries to enter into transactions with affiliates, requirements that the subsidiary maintain certain debt-to-equity ratios and requirements that the subsidiary comply with certain notice requirements. As a result of such non-compliance, these loans had been classified as current liabilities in the Company's financial statements included herein, and the report of the Company's independent public accountants with respect to such financial statements previously contained a paragraph stating that there was substantial doubt as to the ability of the Company to continue as a going concern. The Company has eliminated such non-compliance and cross-defaults by repaying such loans using part of the net proceeds to the Company from the Initial Public Offering. Consequently, these loans have been classified as non-current liabilities and this paragraph has been deleted from the report of the Company's independent public accountants.

  At March 31, 1998, the Company had also guaranteed borrowing facilities available to companies affiliated with James Kim and other stockholders of the Company totaling $10.7 million, of which $9.5 million was outstanding at March 31, 1998. At March 31, 1998, the Company had $100.4 million of stockholders' equity and a working capital deficit of $75.6 million. On a pro forma basis, after giving effect to the termination of AEI's S Corporation status and the distribution of undistributed net income of AEI through March 31, 1998, the Company had $66.2 million of stockholders' equity and a working capital deficit of $111.3 million. On a pro forma as-adjusted basis, after giving effect to the Initial Public Offering, the Company had $424.4 million of stockholders equity and working capital of $162.2 million. See "-- Dependence on International Operations and Sales; Concentration of Operations in the Philippines and Korea."

DEPENDENCE ON RELATIONSHIP WITH AICL; POTENTIAL CONFLICTS OF INTEREST

  AICL was founded in 1956 by Mr. H. S. Kim, who currently serves as the honorary Chairman and a Representative Director of AICL. AICL is a member of the Anam group of companies (the "Anam Group"), consisting principally of companies in Korea in the electronics industries. The management of AICL and the other companies in the Anam Group are influenced to a significant degree by the family of H. S. Kim, which, together with the Company, collectively owned approximately 40.7% of the outstanding common stock of AICL as of December 31, 1997. A significant portion of the shares owned by the Kim family are leveraged and as a result of this, or for other reasons, the family's ownership could be substantially reduced. James Kim, the founder of the Company and currently its Chairman and Chief Executive Officer, is the eldest son of H. S. Kim. Since January 1992, in addition to his other responsibilities, James Kim has been serving as acting Chairman of the Anam Group and a director of AICL. Mr. In-Kil Hwang, the President and a Representative Director of AICL, is the brother-in-law of James Kim. In addition, four other members of Mr. Kim's family are on the 13-member Board of Directors of AICL. After the Initial Public Offering, James Kim and members of his family beneficially owned approximately 65.8% of the outstanding Common Stock of the Company, and Mr. Kim and other members of his family will continue to exercise significant control over the Company.

  The businesses of the Company and AICL have been interdependent for many years. In 1997 and the three months ended March 31, 1998, approximately 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by AICL. In addition, substantially all of the revenues of AICL in 1997 and the three months ended March 31, 1998 were derived from services sold by the Company. The Company expects the proportion of its revenues derived from sales of services performed for the Company by AICL and the proportion of AICL's revenues from services sold by the Company to increase as the Company begins selling the wafer fabrication output of AICL's new wafer foundry and with the Company's assumption from AICL in January 1998 of substantially all of the marketing rights for the Japanese market. In the event the ability of AICL to supply the Company were disrupted for any reason, the Company's facilities in the Philippines would be able to fill only a small portion of the resulting shortfall in capacity. In addition, there are currently no significant third party suppliers of packaging and test services from which the Company could fill its orders. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on the ability of AICL to effectively provide contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with AICL for any reason, or any material adverse change in AICL's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has recently entered into new supply agreements with AICL (the "Supply Agreements"). Under the Supply Agreements, AICL has granted to the Company a first right to substantially all of the packaging and test services capacity of AICL and the exclusive right to all of the wafer output of its new wafer foundry. The Company expects to continue to purchase substantially all of AICL's packaging and test services, and to purchase all of AICL's wafer output, under the Supply Agreements. Under the Supply Agreements, pricing arrangements relating to packaging and test services provided by AICL to the Company are subject to quarterly review and adjustment, and such arrangements relating to the wafer output provided by AICL to the Company are subject to annual review and adjustment, in each case on the basis of factors such as changes in the semiconductor market, forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as the mutual long-term strategic interests of the Company and AICL. There can be no assurance that any new pricing arrangements resulting from such review and adjustment will be favorable to the Company. Pursuant to long-standing arrangements between AICL and the Company's operating subsidiaries, sales from AICL to the Company will continue to be made through AUSA, a wholly-owned financing subsidiary of AICL. Under the Supply Agreements, the Company will continue to reimburse AUSA for the financing costs incurred by it in connection with trade financing provided to the Company. The Supply Agreements also provide that Amkor-Anam, Inc., a subsidiary of the Company, will continue to provide raw material procurement and related services to AICL on a fee basis. The Supply Agreements have a five-year term and may be terminated by any party thereto upon five years' written notice at any time after the expiration of such initial five-year term. There can be no assurance that AICL will not terminate either Supply Agreement upon the expiration of such initial term or, if it does terminate a Supply Agreement, that the Company will be able to obtain a new agreement with AICL on terms that are favorable to the Company or at all.

  AICL's ability to continue to provide services to the Company will depend on AICL's financial condition and performance. AICL currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that AICL, as a public company in Korea, has published its most recent consolidated financial statements as of and for the year ended December 31, 1997. These consolidated financial statements are prepared on the basis of Korean GAAP, which differs significantly from U.S. GAAP. U.S. GAAP financial statements are not available. The independent auditor's report regarding AICL includes an explanatory paragraph regarding change in accounting principles, the impact of the Korean economic situation on AICL and its ability to continue as a going concern.

                                                                    For the Year Ended
                                                                        December 31,
                                                                  ------------------------
                                                                     1996         1997
                                                                  -----------  -----------
                                                                       (IN MILLIONS)
                  INCOME STATEMENT DATA:
                    Sales . . . . . . . . . . . . . . . . . .      W1,338,718   W1,786,457
                    Cost of sales . . . . . . . . . . . . . .       1,096,117    1,507,271
                                                                   ----------   ----------
                    Gross profit  . . . . . . . . . . . . . .         242,601      279,186
                    Selling and administrative expenses . . .          77,754      103,158
                                                                   ----------   ----------
                    Operating income  . . . . . . . . . . . .         164,847      176,028
                    Non-operating income:
                       Interest and dividend income . . . . .          38,569       47,592
                       Foreign exchange gains . . . . . . . .          10,420      122,507
                       Other  . . . . . . . . . . . . . . . .           9,268       11,196
                                                                   ----------   ----------
                                                                       58,257      181,295
                                                                   ----------   ----------
                    Non-operating expenses:
                       Interest expenses  . . . . . . . . . .         138,657      160,658
                       Amortization of deferred charges . . .           2,861       33,891
                       Foreign exchange losses  . . . . . . .          39,792      339,204
                       Loss from forward contract . . . . . .              --       94,644
                       Other  . . . . . . . . . . . . . . . .           9,962       20,639
                                                                   ----------   ----------
                                                                      191,272      649,036
                                                                   ----------   ----------
                    Ordinary income (loss)  . . . . . . . . .          31,832     (291,713)
                    Extraordinary gains . . . . . . . . . . .             447          774
                    Extraordinary losses  . . . . . . . . . .          11,072        1,812
                                                                   ----------   ----------
                    Net income (loss) before income taxes . .          21,207     (292,751)
                    Income taxes  . . . . . . . . . . . . . .          17,363        7,922
                                                                   ----------   ----------
                    Net income (loss) after income taxes  . .           3,844     (300,673)
                    Minority interests in losses (earnings) of
                      consolidated subsidiaries, net  . . . .          (8,569)       1,206
                    Amortization of consolidation adjustments,
                      net . . . . . . . . . . . . . . . . . .          (5,326)      (3,009)
                    Equity in earnings (losses) of
                      unconsolidated equity-method subsidiaries
                      and investees, net  . . . . . . . . . .             666      (46,253)
                                                                   ----------   ----------
                    Net loss  . . . . . . . . . . . . . . . .      W   (9,385)  W (348,729)
                                                                   ==========   ==========
                                                                           As of
                                                                        December 31,
                                                                  ------------------------
                                                                     1996         1997
                                                                  -----------  -----------
                  SUMMARY BALANCE SHEET DATA:
                    Cash and bank deposits  . . . . . . . . .      W  324,139   W  215,024
                    Accounts and notes receivable, net  . . .         170,724      189,522
                    Inventory . . . . . . . . . . . . . . . .         214,494      260,302
                    Other current assets  . . . . . . . . . .         145,302      241,965
                                                                   ----------   ----------
                       Total current assets . . . . . . . . .         854,659      906,813
                                                                   ----------   ----------
                    Property, plant and equipment, net  . . .         994,931    2,159,466
                    Investments . . . . . . . . . . . . . . .          83,715      121,880
                    Long-term accounts receivable . . . . . .         198,251      203,739
                    Long-term loans . . . . . . . . . . . . .             747      258,322
                    Other long-term assets  . . . . . . . . .          92,985      285,810
                                                                   ----------   ----------
                       Total long-term assets . . . . . . . .       1,370,629    3,029,217
                                                                   ----------   ----------
                            Total assets  . . . . . . . . . .      W2,225,288   W3,936,030
                                                                   ==========   ==========


                    Short-term borrowings . . . . . . . . . .       1,050,405    1,720,916
                    Current maturities of long-term debt  . .          85,252      120,913
                    Other current liabilities . . . . . . . .         190,989      282,653
                                                                   ----------   ----------
                       Total current liabilities  . . . . . .       1,326,646    2,124,482
                                                                   ----------   ----------
                    Long-term debt, net of current maturities         475,045      736,784
                    Long-term capital lease obligations . . .         106,068      861,813
                    Other long-term liabilities . . . . . . .          67,672      111,017
                                                                   ----------   ----------
                       Total long-term liabilities  . . . . .         648,785    1,709,614
                                                                   ----------   ----------
                            Total liabilities . . . . . . . .       1,975,431    3,834,096
                                                                   ----------   ----------
                    Minority interests  . . . . . . . . . . .          21,600       25,160
                    Stockholders' equity  . . . . . . . . . .         228,257       76,774
                                                                   ----------   ----------
                            Total liabilities and stockholders'
                              equity  . . . . . . . . . . . .      W2,225,288   W3,936,030
                                                                   ==========   ==========


  A significant amount of the current and long-term liabilities of AICL are denominated in U.S. dollars and other foreign currencies. At December 31, 1997, the amount of U.S. dollar and other foreign currency denominated short-term borrowings, current maturities of long-term debt, long-term debt (net of current maturities) and long-term capital lease obligations were W1,222 billion, W59 billion, W159 billion and W834 billion, respectively. Due in part to the significant depreciation of the won (for example, from a Market Average Exchange Rate, as defined below, of W884 to $1.00 on December 31, 1996 to W1,415 to $1.00 on December 31, 1997 and W1,418 to $1.00 on May 14, 1998)
resulting from the recent economic crisis in Korea, AICL's liabilities in won terms and its leverage calculated in won have significantly increased in 1997. The effect of this depreciation on AICL, however, has been mitigated by the fact that substantial amounts of AICL's revenues are denominated in U.S. dollars. The increase in AICL's liabilities was also attributable in part to additional financing obtained in connection with the construction of its new wafer foundry. See "-- Risks Associated with New Wafer Fabrication Business."

  The recent economic crisis in Korea has also led to sharply higher interest rates in Korea and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non-performing assets. These developments will result in higher interest rates on loans to AICL and have otherwise made it more difficult for AICL to obtain new financing. Therefore, there can be no assurance that AICL will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of AICL to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on AICL's ability to continue to provide services and otherwise fulfill its obligations to the Company. See "-- Risks Associated with Leverage" and "-- Dependence on International Operations and Sales; Concentration of Operations in the Philippines and Korea."

  As of December 31, 1997, AICL and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of AICL's non-consolidated subsidiaries and affiliates in the Anam Group in the aggregate amount of approximately W857 billion. As of such date, AICL had provided guarantees for all of AUSA's debt of $319 million, the Non-Compliant Loans of $176 million and the Company's obligations under a receivables sales arrangement. The Company has met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by AICL. There can be no assurance that AUSA will be able to obtain additional guarantees, if necessary, from AICL. Further, a deterioration in AICL's financial condition could trigger defaults under AICL's guarantees, causing acceleration of such loans. In addition, as an overseas subsidiary of AICL, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, the Company and AICL would be required to meet their financing needs through alternative arrangements. Although the Company believes that alternative financing arrangements will be available in the future, there can be no assurance that the Company or AICL will be able to obtain alternative financing on acceptable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, if any relevant subsidiaries or affiliates of AICL, certain of which may have greater exposure to domestic Korean economic conditions than AICL, were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by AICL, AICL could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

  Historically, AICL has undertaken capacity expansion programs and other capital expenditures primarily on the basis of forecasts of the Company and business plans prepared jointly with the Company. The Supply Agreements generally provide for continued capital investment by AICL based on the Company's forecasts and operational plans prepared jointly by the Company and AICL reflecting such forecasts. However, as a result of the recent deterioration of the Korean economy, there can be no assurance that AICL will be able to fund future capacity expansions and other capital investments required to supply the Company with necessary packaging and test services and wafer output on a timely and cost-efficient basis.

  The Company and AICL have historically cooperated on the development of new package designs and packaging and testing processes and technologies. The Supply Agreements generally provide for continued cooperation between the Company and AICL in research and development, as well as the cross-licensing of intellectual property rights between the Company and AICL. If the Company's relationship with AICL were terminated for any reason, the Company's research and development capabilities and intellectual property position could be materially and adversely affected.

  The Company will continue to be controlled to a significant degree by James Kim and members of his family for the foreseeable future, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of AICL and its affiliates. In addition, the Company and AICL will continue to have certain contractual and other business relationships, including under the Supply Agreements, and may engage in transactions from time to time that are material to the Company. Although any such material agreements and transactions would require approval of the Company's Board of Directors, such transactions generally will not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has four directors, two of whom are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors. In addition, the Company may agree to certain changes in its contractual and other business relationships with AICL, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and AICL. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision.

DEPENDENCE ON INTERNATIONAL OPERATIONS AND SALES; CONCENTRATION OF OPERATIONS IN THE PHILIPPINES AND KOREA

  All of the production facilities currently used to fill the Company's orders are located in the Philippines and Korea and many of the Company's customers' operations are located in countries outside of the United States. A substantial portion of the Company's revenues are derived from sales to customers located outside of the United States. In 1997 and the three months ended March 31, 1998, sales to such customers accounted for 28% and 31%, respectively, of the Company's revenues. The Company expects sales outside of the United States to continue to represent a significant portion of its future revenues. As a result, the Company's business will continue to be subject to certain risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, political unrest, disruptions or delays in shipments, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. The Company has structured its global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The Company's tax returns through 1993 in the Philippines and through 1994 in the U.S. have been examined by the Philippine and U.S. tax authorities, respectively. The recorded provisions for subsequent open years are subject to changes upon examination by tax authorities of tax returns for these years. Changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for the Company.

Philippines

  The Company's results of operations and growth will be influenced by the political situation in the Philippines and by the general state of the Philippine economy. Although the political and economic situation in the Philippines has stabilized in recent years, it has historically been subject to significant instability. Most recently, the devaluation of the Philippine peso relative to the U.S. dollar beginning in July 1997 has led to instability in the Philippine economy. Any future economic or political disruptions or instability or low economic growth in the Philippines could have a material adverse effect on the Company's business, financial condition and results of operations. Because the functional currency of the Company's Philippine operations is the U.S. dollar, the Company has recently benefited from cost reductions relating to peso denominated expenditures, primarily payroll costs. The Company believes that such devaluation of the Philippine peso will eventually lead to inflation in the Philippines, which could offset any savings achieved to date.

Korea

  In 1997 and the three months ended March 31, 1998, approximately 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by AICL. The operations of AICL are subject to certain risks. Relations between Korea and the Democratic People's

Republic of Korea ("North Korea") have been tense over most of Korea's history. Incidents affecting relations between the two Koreas continually occur. No assurance can be given that the level of tensions with North Korea will not increase or change abruptly as a result of current or future events, which could have a material adverse effect on AICL's, and as a result the Company's, business, financial condition and results of operations.

  Since the beginning of 1997, Korea has experienced a significant increase in the number and size of companies filing for corporate reorganization and protection from their creditors. Such failures were caused by, among other factors, excessive investments, high levels of indebtedness, weak export prices and the Korean government's greater willingness to allow troubled corporations to fail. As a result of such corporate failures, Korea's financial institutions have experienced a sharp increase in non-performing loans. In addition, declines in domestic stock prices have reduced the value of Korean banks' assets. These developments have led international credit rating agencies to downgrade the credit ratings of Korea, as well as various companies (including AICL) and financial institutions in Korea.

  During the same period, the value of the won relative to the U.S. dollar has depreciated significantly. The base rate under the market average exchange rate system, as announced by the Korea Financial Telecommunications and Clearings Institute in Seoul, Korea (the " Market Average Exchange Rate") as of May 14, 1998 was W 1,418 to $1.00, as compared to the December 31, 1996 Market Average Exchange Rate of W 884 to $1.00. Such depreciation of the won relative to the U.S. dollar has increased the cost of imported goods and services, and the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. Korea's foreign currency reserves also have declined significantly. Such developments have also led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, in particular to highly leveraged companies, and to increase their reserves and provisions for non-performing assets.

  In order to address the liquidity crisis and the deteriorating economic situation in Korea, the Korean government concluded an agreement with the International Monetary Fund on December 3, 1997 pursuant to which Korea is eligible to receive loans and other financial support reported to amount to an aggregate of approximately $58 billion (the "IMF Financial Aid Package"). Because there are conditions on the availability of loans and other financial support under the IMF Financial Aid Package, there can be no assurance that such conditions will be satisfied or that such loans and other financial support will be available. In connection with the IMF Financial Aid Package, the Korean government announced a comprehensive policy package (the "Reform Policy") intended to address the structural weaknesses in the Korean economy and the financial sector. While the Reform Policy is intended to alleviate the current economic crisis in Korea and improve the Korean economy over time, the immediate effects could include, among others, slower economic growth, a reduction in the availability of credit to Korean companies, an increase in interest rates, an increase in taxes, an increased rate of inflation due to the depreciation of the won, an increase in the number of bankruptcies of Korean companies, labor unrest and labor strikes resulting from a possible increase in unemployment, and political unrest. These events could have a material adverse effect on the Korean economy. Moreover, there can be no assurance that either the IMF Financial Aid Package or the Reform Policy will be successful. In addition, there can be no assurance that political pressure will not force the Korean government to retreat from some or all of its announced Reform Policy or that the Reform Policy will be implemented as currently contemplated.

  The Korean government has stated that as of December 31, 1997 the total amount of Korea's private and governmental external liabilities was $154.4 billion under IMF standards. As of December 31, 1997, the total amount of foreign currency reserves held by Korea was $20.4 billion, of which the usable portion (the total less amounts on deposit with overseas branches of Korean financial institutions and swap positions between the Korean central bank and other central banks) was $8.9 billion. Pursuant to an exchange offer concluded in April 1998, the Korean financial institutions exchanged approximately $21.8 billion of their short-term foreign currency debt for longer term floating rate loans guaranteed by the Korean government. In addition, the Korean government raised approximately $4 billion through an international offering of its debt securities in April 1998. Korean financial institutions and the Korean corporate and public sectors continue to carry substantial amounts of debt denominated in currencies other than the won, including short-term debt, and there can be no assurance that there will be sufficient foreign currency reserves to repay this debt or that this debt can be extended or refinanced.

  Such recent and potential future developments relating to Korea, including the continued deterioration of the Korean economy, could have a material adverse effect on AICL's and the Company's business, financial condition and results of operations. See "-- Dependence on Relationship with AICL; Potential Conflicts of Interest."

CUSTOMER CONCENTRATION; ABSENCE OF BACKLOG

  Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent on a small group of customers for a substantial portion of its business. In 1997 and the three months ended March 31, 1998, 40.1% and 34.9%, respectively, of the Company's net revenues were derived from sales to the Company's top five customers, with 23.4% and 19.2% of the Company's net revenues, respectively, derived from sales to Intel Corporation ("Intel"). The ability of the Company to maintain close, satisfactory relationships with such customers is important to the ongoing success and profitability of its business. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods. None of the Company's customers is presently obligated to purchase any amount of packaging or test services or to provide the Company with binding forecasts of product purchases for any period. In addition, the Company's new wafer fabrication business will be significantly dependent upon Texas Instruments, Inc. ("TI"). The reduction, delay, or cancellation of orders from one of the Company's significant customers, including Intel for packaging and test services or TI for wafer fabrication services, could materially and adversely affect the Company's business, financial condition and results of operations. Although the Company has received forecasts from TI which indicate that TI will meet its minimum purchase obligation during the second half of 1998, during the first quarter of 1998 TI's orders were below such minimum purchase commitment due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. There can be no assurance that such customers will not reduce, cancel or delay orders. See "-- Dependence on the Highly Cyclical Semiconductor and Personal Computer Industries" and "-- Risks Associated with New Wafer Fabrication Business."

  All of the Company's customers operate in the cyclical semiconductor business and may vary order levels significantly from period to period. In addition, there can be no assurance that such customers or any other customers will continue to place orders with the Company in the future at the same levels as in prior periods. From time to time, semiconductor companies have experienced reduced prices for some products, as well as delays or cancellations in orders. There can be no assurance that, should these circumstances occur in the future, they will not adversely affect the Company's business, financial condition and results of operations. The loss of one or more of the Company's customers, or reduced orders by any of its key customers, could adversely affect the Company's business, financial condition and results of operations. The Company's packaging and test business does not typically operate with any material backlog, and the Company expects that in the future the Company's packaging and test revenues in any quarter will continue to be substantially dependent upon orders received in that quarter. The Company's expense levels are based in part on its expectations of future revenues and the Company may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

EXPANSION OF MANUFACTURING CAPACITY; PROFITABILITY AFFECTED BY CAPACITY UTILIZATION RATES

  The Company believes that its competitive position depends substantially on its ability to expand its manufacturing capacity. Accordingly, although the Company currently has available manufacturing capacity, the Company expects to continue to make significant investments to expand such capacity, particularly through the acquisition of capital equipment and the training of new personnel. There can be no assurance that the Company will be able to utilize such capacity or to continue to expand its manufacturing capacity in a timely manner, that the cost of such expansion will not exceed management's current estimates or that such capacity will not exceed the demand for the Company's services. In addition, expansion of the Company's manufacturing capacity will continue to significantly increase its fixed costs, and the Company expects to continue to incur substantial additional depreciation and other expenses in connection with the acquisition of new equipment and the construction of new facilities. Increases or decreases in capacity utilization rates can have a significant effect on gross margins since the unit cost of packaging and test services generally decreases as fixed charges are allocated over a larger number of units produced. Therefore, the Company's ability to maintain or enhance its gross margins will continue to be dependent, in part, on its ability to maintain high capacity utilization rates.

  Capacity utilization rates may be affected by a number of factors and circumstances, including overall industry conditions, operating efficiencies, the level of customer orders, mechanical failure, disruption of operations due to expansion of operations or relocation of equipment, fire or natural disasters, employee strikes or work stoppages or other circumstances. Although the Company has been able to maintain a high rate of capacity utilization in recent years as a result of its close association with its customers, its knowledge of the semiconductor market conditions, and its continued improvements in operating efficiencies and equipment maintenance, there can be no assurance that this high utilization rate will be sustained in the future. The Company's inability to generate the additional orders necessary to fully utilize its capacity would have a material adverse effect on the Company's business, financial condition and results of operations. For example, in 1996 the Company's capacity utilization rates were negatively affected by an unexpected downturn in the semiconductor industry. There can be no assurance that the Company's utilization rates will not be adversely affected by future declines in the semiconductor industry or for any other reason.

RISKS ASSOCIATED WITH NEW WAFER FABRICATION BUSINESS

  The Company recently began providing wafer fabrication services, with delivery of the first products from AICL's new foundry in January 1998. Neither the Company nor AICL has significant experience in providing wafer fabrication services, and there can be no assurance that the Company will not experience difficulties in marketing and selling these services or that AICL will not encounter operational difficulties such as lower than expected yields or longer than anticipated production ramp-up, unexpected costs and other problems in providing these services. If the Company or AICL encounters these or similar difficulties, the Company's and AICL's businesses, financial condition and results of operations could be materially adversely affected. In addition, TI has transferred certain of its Complementary Metal Oxide Silicon ("CMOS") processes to AICL and AICL is dependent upon TI's assistance for developing other state-of-the-art wafer manufacturing processes. If AICL's relationship with TI is disrupted for any reason, AICL's ability to produce wafers would be adversely affected, thus negatively impacting the Company's ability to fulfill its customers' orders for fabrication services, which could materially and adversely affect the Company's business, financial condition and results of operations. In addition, AICL's technology agreements with TI (the "TI Technology Agreements") only cover .25 micron and .18 micron CMOS technology and TI is not under any obligation to transfer any next-generation technology. If AICL is not able to obtain such technology on commercially reasonable terms or at all, the Company's ability to market AICL's wafer fabrication services could be materially and adversely affected which could have a material adverse effect on the Company's and AICL's business, results of operations and financial condition.

  The Company's right to the supply of wafers from AICL's foundry is subject to an agreement (the "TI Manufacturing and Purchasing Agreement") among AICL, the Company and TI, pursuant to which TI has agreed to purchase from the Company at least 40% of the capacity of this foundry and under certain circumstances has the right to purchase up to 70% of this capacity. As a result, the Company's wafer fabrication business will be significantly dependent upon TI, which may adversely affect the Company's ability to obtain additional customers. If the Company is unable to sell substantially all of the output of AICL's wafer foundry, its business, results of operations and financial condition could be materially and adversely affected. Although the Company has received forecasts from TI which indicate that TI will meet its minimum purchase obligation during the second half of 1998, during the first quarter of 1998 TI's orders were below such minimum purchase commitment and it is uncertain whether TI will meet its purchase obligations in the second quarter of 1998 due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. Accordingly, there can be no assurance that TI will place orders representing at least 40% of the capacity of this foundry during this period or in the future. A failure by TI to comply with its minimum purchase obligations or the cancellation of a significant wafer fabrication order by TI or any other customer could have a material adverse effect on AICL's and the

Company's business, financial condition and results of operations. The TI Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless terminated sooner. The TI Manufacturing and Purchasing Agreement may be terminated upon two years' prior notice by either AICL or TI if AICL and TI are unable to successfully negotiate prior to June 30, 2000 an amendment to the TI Technology Agreements or a new agreement with respect to AICL's use of TI's next-generation CMOS technology. During such two-year period, TI would be obligated to purchase a minimum of only 20% of the capacity of AICL's wafer fabrication facility. In addition, the TI Manufacturing and Purchasing Agreement may be terminated sooner upon, among other events, mutual written consent, material breach of the agreement by either party, the inability of either party to obtain any necessary government approvals, the failure of AICL to protect TI's intellectual property and a change of control, bankruptcy, liquidation or dissolution of AICL.

DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS

  The Company obtains the direct materials for the packaging and test services of its factories and for the packaging and test services provided by AICL to fill the Company's orders directly from vendors. To maintain competitive manufacturing operations, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and laminate substrates, from a limited group of suppliers. The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company may reject materials that do not meet its specifications, resulting in declines in output or yield. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies of an acceptable quality. The Company's business, financial condition and results of operations could be materially and adversely affected if its ability to obtain sufficient quantities of raw materials and other supplies in a timely manner were substantially diminished or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

INTELLECTUAL PROPERTY

  The Company currently holds 24 United States patents, five of which are jointly held with AICL, related to various IC packaging technologies, in addition to other pending patents. These patents will expire at various dates from 2012 through 2016. With respect to development work undertaken jointly with AICL, the Company and AICL share intellectual property rights under the terms of the Supply Agreements between the Company and AICL. Such Supply Agreements also provide for the cross-licensing of intellectual property rights between the Company and AICL. In addition, the Company enters into agreements with other developers of packaging technology to license or otherwise obtain certain process or package technologies.

  The Company expects to continue to file patent applications when appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

  Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim against the Company or AICL, the Company or AICL could be required to discontinue the use of certain processes or cease the manufacture, use, import and sale of infringing products, to pay substantial damages and to develop non-infringing technologies or to acquire licenses to the alleged infringed technology. The Company's business, financial condition and results of operations could be materially and adversely affected by such developments. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, AICL has obtained intellectual property for wafer manufacturing primarily from TI. The licenses granted to AICL by TI under the TI Technology Agreements are very limited. Although TI has granted to AICL a license under TI's trade secret rights to use TI's technology in connection with AICL's provision of wafer fabrication services, TI has not granted AICL a license under its patents, copyrights and mask works to manufacture semiconductors for third parties. Although TI has agreed that TI will not assert a claim for patent, copyright or mask work right infringement against AICL or the Company in connection with AICL's manufacture of semiconductor products for third parties, TI has reserved the right to bring such infringement claims against AICL's or the Company's customers with respect to semiconductor products purchased from AICL or the Company. As a result, AICL's and the Company's customers could be subject to patent litigation by TI and others, and AICL and the Company could in turn be subject to litigation by such customers and others, in connection with the sale of wafers produced by AICL. Any such litigation could materially and adversely affect AICL's ability to continue to manufacture wafers and AICL's and the Company's business, financial condition and results of operations.

                          PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit
     Number                        Description of Exhibit
     ------       -------------------------------------------------

     27.1       Financial Data Schedule.

------------


(b) The registrant did not file any reports on form 8-K during the quarter ended March 31, 1998.



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THERETO DULY AUTHORIZED.

                                                          Amkor Technology, Inc.
                                                          ----------------------
                                                          (Registrant)

                         SIGNATURE                                               TITLE                                 DATE
                         ---------                                               -----                                 ----

                   /s/ Frank J. Marcucci                  Chief Financial Officer and Secretary (Principal          June 12, 1998
    ---------------------------------------------------   Financial, Chief Accounting Officer and Duly
                     Frank J. Marcucci                    Authorized Officer)
