Form 10-Q
period 1998-06-30
AMKOR TECHNOLOGY INC
filed 1998-08-14
CIK 1047127

                                    FORM 10-Q

                                 ---------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 --------------


                        Commission File Number: 000-29472

                             AMKOR TECHNOLOGY, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                              --------------------

                                   23-1722724
                                   ----------
                    (I. R. S. - Employer Identification No.)


             1345 Enterprise Drive, West Chester, Pennsylvania 19380
             -------------------------------------------------------
                    (Address of principal executive officers)

                                 (610) 431-9600
                                 --------------
              (Registrant's telephone number, including area code)

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [ ]


         The number of outstanding shares of the registrant's Common Stock as of August 5, 1998 was 117,860,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,                JUNE 30,
                                                                        1997                      1998
                                                                        ----                      ----
                                                                                               (UNAUDITED)
                                               ASSETS
        CURRENT ASSETS:
          Cash and cash equivalents..........................         $ 90,917                   $170,461
          Short-term investments.............................            2,524                      2,824
          Accounts receivable --
             Trade, net of allowance for doubtful
               accounts of  $4,234 and $5,593................          102,804                    106,112
             Due from affiliates.............................           14,431                     39,333
             Other...........................................            4,879                      5,675
          Inventories........................................          115,870                     93,044
          Other current assets...............................           26,997                     16,233
                                                                      --------                   --------
                  Total current assets.......................          358,422                    433,682
                                                                      --------                   --------
        PROPERTY, PLANT AND EQUIPMENT, net...................          427,061                    422,533
                                                                      --------                   --------
        INVESTMENTS:
          ASI at equity......................................           13,863                         --
          Other..............................................            5,958                      5,836
                                                                      --------                   --------
                  Total investments..........................           19,821                      5,836
                                                                      --------                   --------
        OTHER ASSETS:
          Due from affiliates................................           29,186                     25,308
          Other..............................................           21,102                     60,060
                                                                      --------                   --------
                                                                        50,288                     85,368
                                                                      --------                   --------
                  Total assets...............................         $855,592                   $947,419
                                                                      ========                   ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
          Short-term borrowings and current portion of
             Long-term debt..................................         $167,317                   $ 32,973
          Trade accounts payable.............................          113,037                     92,863
          Due to affiliates..................................           15,581                      2,413
          Bank overdraft.....................................           29,765                     12,937
          Accrued expenses...................................           43,973                     90,784
          Accrued income taxes...............................           26,968                     33,284
                                                                      --------                   --------
                  Total current liabilities..................          396,641                    265,254
                                                                      --------                   --------
        LONG-TERM DEBT.......................................          196,934                     18,120
                                                                      --------                   --------
        CONVERTIBLE SUBORDINATED NOTES                                      --                    207,000
                                                                      --------                   --------

        DUE TO ANAM USA, INC.................................          149,776                         --
                                                                      --------                   --------
        OTHER NONCURRENT LIABILITIES.........................           12,084                     11,559
                                                                      --------                   --------
        COMMITMENTS AND CONTINGENCIES (Notes 12)
        MINORITY INTEREST....................................            9,282                         --
                                                                      --------                   --------

        STOCKHOLDERS' EQUITY:
          Common Stock.......................................               46                        118
          Additional paid-in capital.........................           20,871                    381,487
          Retained earnings..................................           70,621                     63,881
          Cumulative translation adjustment..................             (663)                        --
                                                                      --------                   --------
                  Total stockholders' equity.................           90,875                    445,486
                                                                      --------                   --------
                  Total liabilities and stockholders' equity.         $855,592                   $947,419
                                                                      ========                   ========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                        ------------------------
                                                                           1997          1998
                                                                        -----------   ----------
                                                                        (UNAUDITED)   (UNAUDITED)
           NET REVENUES.................................                 $663,490      $756,457
           COST OF REVENUES-- including
             purchases from ASI ........................                  586,542       627,162
                                                                         --------      --------
           GROSS PROFIT.................................                   76,948       129,295
                                                                         --------      --------
           OPERATING EXPENSES:
             Selling, general and administrative........                   47,265        57,654
             Research and development...................                    3,515         3,995
                                                                         --------      --------
                Total operating expenses................                   50,780        61,649
                                                                         --------      --------
           OPERATING INCOME.............................                   26,168        67,646
                                                                         --------      --------
           OTHER (INCOME) EXPENSE:
             Interest expense, net......................                   16,355        14,397
             Foreign currency  loss.....................                      100         3,703
             Other expense, net.........................                    1,287         5,897
                                                                         --------      --------
                Total other expense.....................                   17,742        23,997
                                                                         --------      --------
           INCOME BEFORE INCOME TAXES,
             EQUITY IN INCOME OF ASI AND
             MINORITY INTEREST..........................                    8,426        43,649
           PROVISION FOR INCOME TAXES...................                    2,689        13,487
           EQUITY IN INCOME  OF ASI.....................                       --            --
           MINORITY INTEREST............................                    1,859           559
                                                                         --------      --------
           NET INCOME...................................                 $  3,878      $ 29,603
                                                                         ========      ========
           PRO FORMA DATA (UNAUDITED):
             Historical income before income taxes,
                equity in income of ASI and
                minority interest.......................                 $  8,426      $ 43,649
             Pro forma provision for income taxes.......                    5,389        12,659
                                                                         --------      --------
             Pro forma income before equity in
                income of ASI and minority
                interest................................                    3,037        30,990
             Historical equity in income of
                ASI.....................................                       --            --
             Historical minority interest...............                    1,859           559
                                                                         --------      --------
             Pro forma net  income......................                 $  1,178      $ 30,431
                                                                         ========      ========
             Basic and diluted pro forma net income
                per common share........................                 $    .01      $    .32
                                                                         ========      ========

           Shares used in computing basic pro forma
               net income per common share..............                   82,610        94,323
                                                                         ========      ========
           Shares used in computing diluted pro forma
               net income per common share..............                   82,610        99,519
                                                                         ========      ========



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FOR THE THREE MONTHS
                                                                              ENDED JUNE 30,
                                                                        ------------------------
                                                                           1997          1998
                                                                        -----------   ----------
                                                                        (UNAUDITED)   (UNAUDITED)
           NET REVENUES.................................                 $350,471      $384,724
           COST OF REVENUES-- including
              purchases from ASI .......................                  299,093       317,106
                                                                         --------      --------
           GROSS PROFIT.................................                   51,378        67,618
                                                                         --------      --------
           OPERATING EXPENSES:
             Selling, general and administrative........                   26,657        28,939
             Research and development...................                    2,030         1,938
                                                                         --------      --------
                Total operating expenses................                   28,687        30,877
                                                                         --------      --------
           OPERATING INCOME.............................                   22,691        36,741
                                                                         --------      --------
           OTHER (INCOME) EXPENSE:
             Interest expense, net......................                    8,306         4,875
             Foreign currency loss......................                    1,590           956
             Other expense, net.........................                     (319)        1,808
                                                                         --------      --------
                Total other expense.....................                    9,577         7,639
                                                                         --------      --------
           INCOME BEFORE INCOME TAXES,
             EQUITY IN INCOME OF ASI AND
             MINORITY INTEREST..........................                   13,114        29,102
           PROVISION FOR INCOME TAXES...................                    4,186         8,437
           EQUITY IN INCOME  OF ASI.....................                       --            --
           MINORITY INTEREST............................                      221          (126)
                                                                         --------      --------
           NET INCOME...................................                 $  8,707      $ 20,791
                                                                         ========      ========
           PRO FORMA DATA (UNAUDITED):
             Historical income before income taxes,
                equity in income of ASI and
                minority interest.......................                 $ 13,114      $ 29,102
             Pro forma provision for income taxes.......                    5,327         8,437
                                                                         --------      --------
             Pro forma income before equity in
                income of ASI and minority
                interest................................                    7,787        20,665
             Historical equity in income of
                ASI.....................................                       --            --
             Historical minority interest...............                      221          (126)
                                                                         --------      --------
             Pro forma net  income......................                 $  7,566      $ 20,791
                                                                         ========      ========
             Basic pro forma net  income
                per common share........................                 $    .09      $    .20
                                                                         ========      ========
             Diluted pro forma net income
                per common share........................                 $    .09      $    .19
                                                                         ========      ========

           Shares used in computing basic pro
               forma income per common share............                   82,610       106,035
                                                                         ========      ========
           Shares used in computing diluted pro
               forma net income per common share........                   82,610       116,427
                                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE  SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                              --------------------------
                                                                                 1997           1998
                                                                              -----------    -----------
                                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................                       $   3,878      $ 29,603
  Adjustments to reconcile net income to net cash
    provided by operating activities --
    Depreciation and amortization.......................                          42,766        56,321
    Provision for accounts receivable...................                             800         1,359
    Provision for excess and obsolete
      inventory.........................................                           3,700         7,200
    Deferred income taxes...............................                          (1,982)        3,357
    Equity (gain) loss of investees.....................                          (1,022)           --
    Loss on sale of fixed assets and investments........                              --         1,307
    Minority interest...................................                           1,859           559
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable.................................                         (20,158)        1,933
    Proceeds from sale/(repurchase of) accounts
      receivable........................................                              --       (12,900)
    Other receivables...................................                          (1,727)         (796)
    Inventories.........................................                         (18,876)       15,626
    Due to/from affiliates, net.........................                          (5,735)      (34,192)
    Other current assets................................                          (3,490)        5,638
    Other non-current assets............................                          (3,252)       (2,689)
    Accounts payable....................................                          68,080       (13,874)
    Accrued expenses....................................                           4,990        43,731
    Accrued taxes.......................................                             716         6,316
    Other long-term liabilities.........................                             801           242
    Other, net..........................................                              --            --
                                                                               ---------      --------
    Net cash provided by operating activities...........                          71,348       108,741
                                                                               ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, including
     purchase of AATS...................................                        (114,439)      (51,926)
  Acquisition of minority interest in AAP...............                              --       (33,750)
  Acquisition AKI.......................................                              --        (3,244)
  Sale of property, plant and equipment.................                             858            75
  Purchases of investments and issuances of notes
     receivable.........................................                         (14.092)         (300)
  Proceeds from sale of investments.....................                              --           122
                                                                               ---------      --------
        Net cash used in investing activities...........                        (127,673)      (89,023)
                                                                               ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term
    Borrowings..........................................                          33,905      (177,896)
  Net proceeds from issuance of 35,250,000 common shares
    in public offering, net.............................                              --       360,689
  Proceeds from issuance of Anam USA, Inc. debt.........                         432,644       522,116
  Payments of Anam USA, Inc. debt.......................                        (390,834)     (658,029)
  Net proceeds from issuance of long-term debt..........                          10,056       203,298
  Payments of long-term debt............................                         (18,698)     (157,252)
  Distributions to stockholders.........................                          (5,000)      (33,100)
  Change in division equity account.....................                           5,531            --
                                                                               ---------      --------
        Net cash provided by financing activities.......                          67,604        59,826
                                                                               ---------      --------
NET INCREASE  IN CASH AND CASH
  EQUIVALENTS...........................................                          11,279        79,544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........                          49,664        90,917
                                                                               ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................                       $  60,943      $170,461
                                                                               =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest............................................                      $   28,696      $ 18,353
    Income taxes........................................                             329         4,013


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

    The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries (the "Company"). All of the Company's subsidiaries are wholly owned except for a small number of shares of each of the Company's Philippine subsidiaries which are required to be owned by directors of these companies pursuant to Philippine law.

    The consolidated financial statements reflect the elimination of all significant intercompany accounts and transactions.

    The investments in and the operating results of 20% to 50% owned companies are included in the consolidated financial statements using the equity method of accounting.

    Prior to the Reorganization (as defined below), the Company's financial statements were presented on a combined basis as a result of common ownership and business operations of all the Amkor Companies (as defined below), including AK Industries, Inc. ("AKI"). The Reorganization was treated similar to a pooling of interests as it represented an exchange of equity interests among companies under common control, except for the acquisition of AKI, which was accounted for as a purchase transaction. The purchase price for the AKI stock, which represented the fair value of these shares, approximated the book value of AKI.

Reorganization

    Prior to the Reorganization (as defined herein), the combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AKI and its subsidiary included the accounts of the following based on the ownership structure prior to the Reorganization (these companies are referred to as the "Amkor Companies"):

    o Amkor Electronics, Inc., ("AEI") a U.S. S Corporation and its wholly owned subsidiaries Amkor Receivables Corp and Amkor Wafer Fabrication Services SARL (a French Limited Company) ("AWFS").

    o T.L. Limited ("TLL") (a British Cayman Island Corporation) and its Philippine subsidiaries, Amkor Anam Advanced Packaging, Inc. ("AAAP") (wholly owned) and Amkor/Anam Pilipinas, Inc. ("AAP") (which was owned 60% by TLL and 40% by Anam Semiconductor, Inc. (which changed its name in 1998 from Anam Industrial Co., Ltd.) ("ASI") ) and its wholly-owned subsidiary Automated MicroElectronics, Inc. ("AMI");

    o C.I.L., Limited ("CIL") (a British Cayman Islands Corporation) and its wholly-owned subsidiary Amkor/Anam Euroservices S.A.R.L. ("AAES") (a French Corporation);

    o   Amkor Anam Test Services, Inc. (a U.S. Corporation);

    o The semiconductor packaging and test business unit of Chamterry Enterprises, Ltd. ("Chamterry"). During the third quarter of 1997 Chamterry transferred its customers to AEI and CIL and ceased operations of its semiconductor and test business unit; and

    o AKI (a U.S. Corporation) and its wholly owned subsidiary Amkor-Anam, Inc. (a U.S. Corporation);

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


    Prior to the Reorganization, all of the Amkor Companies were substantially wholly owned by Mr. and Mrs. James Kim or entities controlled by members of Mr. James Kim's immediate family (the "Founding Stockholders"), except for AAP which was 40% owned by ASI and one third of AEI and all of AKI which were owned by trusts established for the benefit of other members of Mr. James Kim's family ("Kim Family Trusts"). The Amkor Companies were an interdependent group of companies involved in the same business under the direction of common management. ATI was formed in September 1997 to facilitate the Reorganization and consolidate the ownership of the Amkor Companies. In connection with the Reorganization, AEI was merged into ATI. Amkor International Holdings ("AIH"), a Cayman Islands holding company, became a wholly owned subsidiary of ATI. AIH was formed to hold the following entities: First Amkor Caymans, Inc. ("FACI"), which was formed to hold AAAP, AAP and its subsidiary AMI, TLL and its subsidiary CIL and CIL's subsidiary AAES. The relative number of shares of common stock issued by the Company in connection with each of the transactions comprising the Reorganization was based upon the relative amounts of stockholders' equity at December 31, 1997. On April 14, 1998, Mr. and Mrs. James Kim and the Kim Family Trusts received two-thirds (9,746,760 shares) and one-third (4,873,380 shares) of the ATI common stock outstanding, respectively. On April 29, 1998, ATI issued 67,989,851 shares of common stock, representing approximately 82% of its shares immediately after the Reorganization, in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 27,528,234 shares and 36,376,617 shares were gifted to Mr. and Mrs. James Kim and the Kim Family Trusts, respectively, such that Mr. and Mrs. James Kim and the Kim Family Trusts owned 45.1% and 49.9%, respectively, of the ATI common shares outstanding after the Reorganization. Following such transactions the Founding Stockholders beneficially owned a majority of the outstanding shares of ATI common stock. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for approximately $3 million. The merger of AEI and ATI, the creation of AIH and FACI, the issuance of ATI common stock for AIH and the acquisition of AKI are collectively referred to as the `Reorganization". (See "--Income Taxes" regarding change in AEI tax status.)

Other Noncurrent Assets

         Other noncurrent assets consist principally of goodwill, deferred debt issuance costs, security deposits, deferred income taxes and the cash surrender value of life insurance policies.

         The Company recorded goodwill representing the excess of cost over the book value of ASI's minority interest in AAP (See Note 11). Goodwill is to be amortized on a straight line basis over a period of ten years, which is the estimated future period to be benefited by the acquisition.

         In connection with the $207,000 offering of Convertible Notes (See Note
2), the Company incurred approximately $8,900 of debt issuance costs which have been deferred and will be amortized and reflected as interest expense over the life of the Notes.

Stock Options

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation for stock options is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123.

Income Taxes

         The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is provided.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


         The Company reports certain income and expense items for income tax purposes on a basis different from that reflected in the accompanying consolidated financial statements. The principal differences relate to the timing of the recognition of accrued expenses which are not deductible for federal income tax purposes until paid, the use of accelerated methods of depreciation for income tax purposes and unrecognized foreign exchange gains and losses.

         AEI elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. Given the offerings (see Note 2), for informational purposes, the accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods.

         Just prior to the offering, AEI terminated its S Corporation status, at which point the profits of AEI became subject to federal and state income taxes at the corporate level.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption at the beginning of any quarter after issuance is permitted, but cannot be applied retroactively. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

         The Company has not determined the timing of or method of adoption. However, it believes that the impact of adopting SFAS No. 133 on its financial statements will not be material.

Risks and Uncertainties

    The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with ASI (see Note 9), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations and fluctuations in quarterly operating results.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



2.   INITIAL PUBLIC OFFERING

     ATI filed an amended registration statement on April 29, 1998 with the Securities and Exchange Commission. On May 6, 1998, ATI completed its Initial Public Offering of 30,000,000 shares of its common stock at a price to the public of $11.00 per share and $180,000 aggregate principal amount of Convertible Notes ("Initial Public Offering"). Also on May 8, 1998, ATI sold 5,250,000 additional shares of its common stock and $27,000 additional principal amounts of Convertible Notes in conjunction with the underwriters' over-allotment options. The net proceeds were approximately $559,757, after deducting the underwriter discounts and estimated offering expenses. The convertible notes 1) are convertible into ATI common stock at $13.50 per share;
2) are callable in certain circumstances after three years; 3) are unsecured and subordinate to senior debt; 4) carry a coupon rate of 5 3/4%; and 5) have a maturity of five years. Approximately $264,000 of the proceeds were used to reduce short-term and long-term borrowings. Approximately $86,000 of the proceeds were used to reduce amounts due to Anam USA, Inc., ASI's wholly-owned Financing subsidiary ("AUSA"). Approximately $34,000 of the proceeds were used to purchase ASI's 40% interest in AAP (See Note 11). In connection with the offerings, one existing stockholder sold approximately 5,000,000 of his shares.


3.  INTERIM FINANCIAL STATEMENTS

    The consolidated financial statements and related disclosures as of June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the Company's Registration Statements on Form S-1 (File Nos. 333-49645 and 333-51521) filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


4.  INVENTORIES

    Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                     DECEMBER 31,   JUNE 30,
                                                         1997        1998
                                                     ------------  ----------
                                                                   (unaudited)
       Raw materials and purchased components......    $105,748      85,837
       Work-in-process.............................      10,122       7,207
                                                       --------     -------
                                                       $115,870      93,044
                                                       ========     =======

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                DECEMBER 31,  JUNE 30,
                                                    1997       1998
                                                ----------- ----------
                                                            (unaudited)
Land......................................        $  2,346      2,346
Building and improvements.................         109,528    124,405
Machinery and equipment...................         448,032    489,580
Furniture, fixtures and other equipment...          33,050     35,762
Construction in progress..................          31,964     23,084
                                                  --------    -------
                                                   624,920    675,177
Less -- Accumulated depreciation
  and amortization........................         197,859    252,644
                                                  --------    -------
                                                  $427,061    422,533
                                                  ========    =======



6.   STOCKHOLDERS EQUITY

     At the date of the Reorganization (See Note 1), consolidated retained earnings included $3,243 related to AKI. This amount is reflected as a reduction in retained earnings in 1998 as a result of the purchase of AKI by ATI.

7.   EARNINGS PER SHARE

         The pro forma net income per common share was calculated by dividing the pro forma net income by the weighted average number of shares outstanding for the respective periods, adjusted for the effect of the Reorganization (see
Note 1).

                                                                       Weighted
                                                    Earnings          Avg. Shares      Per Share
                                                   (Numerator)       (Denominator)       Amount
----------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1998
         Basic Earnings Per Share                    $30,431             94,323         $  0.32
         Convertible Notes                             1,193              5,196
         Dilutive Effect of Options                        -                  -
                                                     -------            -------         -------
         Diluted Earnings Per Share                  $31,624             99,519         $  0.32
                                                     =======            =======         =======

Three Months Ended June 30, 1998
         Basic Earnings Per Share                    $20,791            106,035         $  0.20
         Convertible Notes                             1,193             10,392
         Dilutive Effect of Options                        -                  -
                                                     -------            -------         -------
         Diluted Earnings Per Share                  $21,984            116,427         $  0.19
                                                     =======            =======         =======


Stock options to purchase approximately 3 million shares of common stock at $11.00 per share were outstanding subsequent to the Initial Public Offering, but are excluded from the computation of diluted earnings per share as the average market price was below the options exercise price.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


8.   STOCK OPTIONS

     1998 Director Option Plan. The Company's 1998 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. A total of 300,000 shares of Common Stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. Generally, the Director Plan provides for an initial grant of options to purchase 15,000 shares of Common Stock to each new non-employee director of the Company (an "Outside Director") when such individual first becomes an Outside Director. In addition, each Outside Director will automatically be granted subsequent options to purchase 5,000 shares of Common Stock on each date on which such Outside Director is re-elected by the stockholders of the Company, provided that as of such date such Outside Director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the Common Stock on the grant date, except that with respect to initial grants to directors on the effective date of the Director Plan the exercise price was 94% of the Initial Public Offering price per share of Common Stock in the Initial Public Offering. The term of each option is ten years and each option granted to an Outside Director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of June 30, 1998, there are 30,000 options outstanding under the Director Plan.

     1998 Stock Plan. The Company's 1998 Stock Plan (the "1998 Plan" ) generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. The 1998 Plan was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. The maximum aggregate number of shares which may be optioned and sold under the 1998 Plan is 5,000,000 plus an annual increase to be added on each anniversary date of the adoption of the 1998 Plan.

         Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year period and the term of the options granted under the 1998 Plan may not exceed ten years. As of June 30, 1998, there are 3,070,300 options outstanding under the 1998 Plan.

     1998 Stock Option Plan for French Employees. The 1998 Stock Option Plan for French Employees (the "French Plan") was approved by the Board of Directors in April 1998. Unless terminated sooner, the French Plan will continue in existence for five years. The French Plan provides for the granting of options to employees for AAES and AWFS, the Company's French subsidiaries (the "French Subsidiaries"). A total of 250,000 shares of Common Stock have been reserved for issuance under the French Plan plus an annual increase to be added on each anniversary date of the adoption of the French Plan. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of Common Stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant. As of June 30, 1998, there are 68,200 options outstanding under the French Plan.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




         A summary of the status of the Company's stock option plans follows:

                                                                                    WEIGHTED AVERAGE
                                                                      NUMBER         EXERCISE PRICE
                                                                     OF SHARES          PER SHARE
                                                                     ---------          ---------
           Balance at April 1, 1998...............................           -           $    -
                Granted...........................................   3,175,900            10.99
                Exercised.........................................           -                -
                Cancelled.........................................       7,400            11.00
                                                                     ---------           ------
           Balance at June 30, 1998...............................   3,168,500            10.99
                                                                     ---------           ------
           Exercisable at June 30, 1998...........................           -           $    -
                                                                     ---------           ------


                Significant option groups outstanding at June 30, 1998 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                  OUTSTANDING              EXERCISABLE
                                                                                                REMAINING
                                                 SHARES     PRICE      SHARES        PRICE    LIFE (YEARS)
                                                 ------     -----      ------        -----    ------------
OPTIONS WITH EXERCISE PRICES OF
$11.00.....................................    3,138,500    $11.00           -       $11.00         9.8
                                               ---------    ------     -------       ------         ---
$10.34  ...................................       30,000    $10.34           -       $10.34         9.8
                                               ---------    ------     -------       ------         ---
 Options outstanding at June 30, 1998          3,168,500                     -
                                               =========               =======

A summary of the weighted average fair value of options at grant date granted during the three months ended June 30, 1998 follows:

                                                                         WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                             NUMBER       EXERCISE PRICE        GRANT DATE
                                                           OF SHARES         PER SHARE         FAIR VALUES
                                                         ----------------------------------------------------
Options whose exercise price equals market price on
grant date.............................................     3,145,900          $11.00             $4.74
                                                            ---------          ------             -----
Options whose exercise price is less than the market
price on grant date....................................        30,000          $10.34             $4.97
                                                            ---------          ------             -----

        In order to calculate the fair market value of stock options at date of grant, the Company used the Black Scholes option pricing model. The following assumptions were used: expected option term - 4 years, stock price volatility factor - 47%, and dividend yield - 0%. Risk free interest rate of 5.38% was used.

        The Company accounts for stock option awards as prescribed by Accounting Principles Board Option 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had the Company recorded compensation expense for the fair value of the options granted, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                             FOR THE SIX MONTHS        FOR THE THREE MONTHS
                                                               ENDED JUNE 30              ENDED JUNE 30
                                                               -------------           -------------------
                                                              1997        1998          1997           1998
                                                              ----        ----          ----           ----
Net Income -        As reported                              $1,178      $30,431       $7,566         $20,791
                    Pro forma                                 1,178       30,054        7,566          20,414
Earnings per share
Basic
                    As reported                                0.01         0.32         0.09            0.20
                    Pro forma                                  0.01         0.32         0.09            0.19
Diluted             As reported                                0.01         0.32         0.09            0.19
                    Pro forma                                $ 0.01      $  0.31         0.09            0.19


9.  RELATIONSHIP WITH ASI

    At December 31, 1997, the Company owned 8.1% of the outstanding stock of ASI, and ASI owned 40% of AAP. On February 16, 1998, the Company sold its investment in ASI common stock for $13,863 to AK Investments, Inc., an entity owned by James J. Kim, based on the market value of ASI shares on the Korean Stock Exchange. On June 1, 1998, the Company purchased ASI's interest in AAP for approximately $34,000 (See Note 11). In 1996 and 1997, approximately 72% and 68%, respectively, of the Company's net revenues were derived from services performed for the Company by ASI, a Korean public company in which certain of the Company's principal stockholders hold a minority interest. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea and certain customers in Japan to whom ASI has historically sold such services directly. The Company has worked closely with ASI in developing new technologies and products. The Company has recently entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination or disruption of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company previously has met a significant portion of its financing from financing arrangements provided by AUSA. A majority of the amount due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and service charges paid to ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement were significant. Purchases from ASI through AUSA were $354,062, $460,282 and $527,858 for 1995, 1996 and 1997, respectively. Charges from AUSA for interest and bank charges were $4,484, $7,074 and $6,002 for 1995, 1996 and 1997, respectively. Amounts payable to ASI and AUSA were $252,221, and $156,350 at December 31, 1996 and 1997, respectively.

    ASI's ability to continue to provide services to the Company will depend on ASI's financial condition and performance. ASI currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that ASI, as a

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


public company in Korea, has published its most recent annual consolidated financial statements as of December 31, 1997. These consolidated financial statements are prepared on the basis of Korean GAAP, which differs from U.S. GAAP. U.S. GAAP financial statements are not available. As of December 31, 1997, ASI, on a consolidated basis, had current liabilities of approximately W2,124 billion, including approximately W1,721 billion of short-term borrowings and approximately W121 billion of current maturities of long-term debt, and had long-term liabilities of approximately W1,710 billion, including approximately W737 billion of long-term debt and approximately W862 billion of long-term capital lease obligations. As of such date, the total shareholders' equity of ASI amounted to approximately W77 billion. The deterioration of the Korean economy in recent months and the resulting liquidity crisis in Korea have led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non- performing assets. Therefore, there can be no assurance that ASI will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of ASI to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company. In addition, ASI has obtained a significant amount of financing through arrangements by AUSA. As an overseas subsidiary of ASI, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, ASI would be required to meet their financing needs through alternative arrangements.

    As of December 31, 1997, ASI and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of its non-consolidated subsidiaries and affiliates in the aggregate amount of approximately W857 billion. As of December 31, 1997, such guarantees included those in respect of all of AUSA's debt totaling $319,200, $176,250 of the Company's debt to banks and the Company's obligations under a receivables sales arrangement. Prior to the Initial Public Offering, the Company met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. The Company currently does not depend on such financing arrangements. In addition, if any relevant subsidiaries or affiliates of ASI were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

10. ADVANCES TO ASI

         The Company incurs charges from ASI for assembly and test services performed on a monthly basis. Historically the Company has paid ASI for these services on net 30-day terms. On July 21, 1998 the Company entered into a prepayment agreement with ASI relating to assembly and test services. In accordance with the agreement, the Company made a $50,000 non-interest bearing advance to ASI representing approximately one month's charges for assembly and test services. The Company will offset this advance against billings by ASI for assembly and test services provided in the fourth quarter of 1998. This amount will be reflected in the current portion of Due from Affiliate.

         In connection with its wafer foundry agreement with Texas Instruments, Inc. (TI), the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement entered into during 1998 ("Master Purchase Agreement"). As part of this agreement TI agreed to advance ATI $20,000 in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. The Company has recorded this amount in accrued expenses. The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company will offset the advance to ASI against billings by ASI in the fourth quarter of 1998. This amount is reflected in the current portion of Due from Affiliate. Under the terms of the revision to the Master Purchase Agreement, the Company is ultimately responsible to reimburse TI for any inability of ASI to comply with the terms of the agreement.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


     To facilitate capacity expansion for new product lines, certain customers advanced ATI funds to purchase certain equipment to fulfill such customer's forecasts. In certain cases, the customer has requested that the equipment be installed in the ASI factories. In these cases, the Company receives funds from the customer and advances the funds to ASI. ASI in turn purchases the necessary equipment. ASI repays ATI through a reduction of the monthly processing charges related to the customer product being assembled. ATI will reduce its obligation to the customer through a reduction in the accounts receivable, due from the customer, at the time services are billed. These amounts are reflected in Accrued Expenses and current potion of Due from Affiliate. As of June 30, 1998 this amount was approximately $5,800.

         The Company utilizes Anam S&T Co, Ltd. (AST), an affiliate of ASI, as a key supplier of leadframes. Historically, the Company has paid AST for these services on net 30-day terms. Effective at the end of July 1998, the Company changed its payment policy from net 30-days, to paid-in advance. Accordingly the Company now pays for its materials before shipment. This change in payment policy resulted in an advance to AST of approximately $5,000 at the end of July 1998. This amount will be reflected in the current portion of Due from Affiliate.

11.   ACQUISITIONS

      On June 1, 1998, the Company purchased ASI's 40% interest in AAP for $33,750. The acquisition was accounted for using the purchase method of accounting which resulted in the elimination of the minority interest liability reflected on the consolidated balance sheet, and the recording of approximately $23,910 of goodwill which is being amortized over 10 years.

12. COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

    The Company has various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of June 30, 1998, the Company had commitments for capital equipment of approximately $31 million. In the aggregate, such commitments are not at prices in excess of current market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion contains "forward-looking statements" within the meaning of the U.S. Federal securities laws, including statements regarding the anticipated growth in the market for the Company's products, the Company's anticipated capital expenditures and financing needs, the Company's expected capacity utilization rates, the belief of the Company as to its future operating performance and other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Factors That May Affect Operating Results". The following discussion provides information and analysis of the Company's results of operations for the three months and the six months ended June 30, 1997 and 1998 and its liquidity and capital resources and should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes included in Item 1. The operating results for interim periods are not necessarily indicative of results for any subsequent period.

OVERVIEW

Background. The Company is the world's largest independent provider of semiconductor packaging and test services. The Company believes that it is also one of the leading developers of advanced semiconductor packaging and test technology in the industry. The Company offers a complete and integrated set of packaging and test services including integrated circuit ("IC") package design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing, and thermal and electrical characterization. The Company recently began offering wafer fabrication services. The Company provides packaging and test services through its three factories in the Philippines as well as the four factories of Anam Semiconductors, Inc. (formerly Anam Industrial Co, Ltd.) (ASI) in Korea, and wafer fabrication services through ASI's new wafer foundry, pursuant to the Supply Agreements between the Company and ASI.

    The Company was formed in September 1997 to consolidate the operations of the Amkor Companies, including AEI which was incorporated in 1970. These companies were under common management and in the same business prior to the Company's formation. As a result of the Reorganization, the financial statements included in this filing are presented on a consolidated basis. See Note 1 of Notes to Consolidated Financial Statements. Prior to the Reorganization, AEI elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. Accordingly, AEI did not recognize any provision for federal income tax expense during the periods presented in the Consolidated Financial Statements. The Consolidated Financial Statements include a pro forma provision for income taxes, which reflects the U.S. federal income taxes which would have been recorded by the Company if AEI had not been an S Corporation during these periods.

    The Company's results of operations are generally affected by the capital-intensive nature of its business. In 1997 and the six months ended June 30, 1998, the Company invested $179.0 million and $51.9 million, respectively, in property, plant, and equipment. Increases or decreases in capacity utilization rates can have a significant effect on gross margins since the unit cost of packaging and test services generally decrease as fixed charges, such as depreciation expense for the equipment, are allocated over a larger number of units produced. The Company plans to invest an additional approximately $88.1 million in property, plant and equipment during the balance of 1998. In addition, the Company's gross margin is significantly affected by fluctuations in service charges paid to ASI pursuant to the Supply Agreements. Pricing arrangements relating to packaging and test services provided by ASI to the Company are subject to quarterly review and adjustment, and pricing arrangements relating to wafer fabrication services provided by ASI are subject to annual review and adjustment, in each case on the basis of factors such as changes in the semiconductor market, forecasted demand, product mix and capacity utilization and fluctuations in exchange rates, as well as the mutual long-term strategic interest of the Company and ASI. The Company's results of operations are also affected by declines over time in the average selling prices for particular products. At times in the past, the Company has been able to offset, at least in part, the effect of such decline on its margins by successfully developing and marketing new products with higher margins, such as advanced leadframe and laminate products and by taking advantage of economies of scale and higher productivity resulting from volume production. During 1998, the general slowdown in the semiconductor industry has resulted in strong pricing pressures which have resulted in decreased average selling prices (ASP's) on many of the Company's products. However, due to the shift in the company's product mix to the higher priced laminate products, ASP's for the Company overall, increased in the first six months of 1998 compared with the same period in 1997. However, there can be no assurance that the Company will be successful at offsetting any such declines in the future. See "Factors That May Affect Operating Results --Expansion of Manufacturing Capacity; Profitability Affected by Capacity Utilization Rates."

    Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent upon a small group of customers for a substantial portion of its business. In 1997 and the six months ended June 30, 1998, 40.1% and 34.7%, respectively, of the Company's net revenues were derived from sales to the Company's top five customers, with 23.4% and 19.4%, respectively, derived from sales to Intel. See "Factors That May Affect Operating Results -- Customer Concentration; Absence of Backlog."

    Relationship with ASI . In 1997 and the six months ended June 30, 1998, approximately 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by ASI. In addition, substantially all of the revenues of ASI in 1997 and the six months ended June 30, 1998 were derived from services sold by the Company. Historically, ASI has directly sold packaging and test services in Japan and Korea. The Company assumed substantially all of the marketing rights for services in Japan in January 1998. Also, the Company recently began offering wafer fabrication services through ASI's new deep submicron CMOS foundry which is capable of producing up to 15,000 8" wafers per month. See "Factors That May Affect Operating Results -- Risks Associated with New Wafer Fabrication Business." The Company expects the proportion of its net revenues derived from sales of services performed for the Company by ASI and the percentage of ASI's revenues from services sold by the Company to increase as the Company begins selling the wafer fabrication output of ASI's new wafer foundry. The Company has a first right to substantially all of the packaging and test service capacity of ASI and the exclusive right to all of the wafer output of ASI's new wafer foundry.

    The Supply Agreements between the Company and ASI generally provide, among other things, for periodic price reviews and adjustments and coordination of research and development efforts regarding package design and packaging and testing processes and technologies. The Supply Agreements have a five year initial term and thereafter may be terminated upon five years' notice. There can be no assurance that ASI will not terminate either Supply Agreement upon the expiration of such initial term, or that if it does terminate a Supply Agreement, that the Company will be able to enter into a new agreement with ASI on terms favorable to the Company or at all.

    The Company expects that the businesses of the Company and ASI will continue to remain highly interdependent by virtue of their supply relationship, overlaps and family ties between their respective shareholders and management, financial relationships, coordination of product and operation plans, joint research and development activities and shared intellectual property rights. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on ASI, including without limitation ASI's ability to effectively provide the contracted services on a cost-efficient and timely basis as well as ASI's financial condition and results of operations. The Company will continue to be controlled to a significant degree by James Kim and members of his family, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of ASI and its affiliates. In addition, the Company and ASI will continue to have certain contractual and other business relationships and may engage in transactions from time to time that are material to the Company. Although any such material agreements and transactions would require approval of the Company's Board of Directors, such transactions will generally not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has six directors, four of whom are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors. In addition, the Company may agree to certain changes in its contractual and other business relationships with ASI, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and ASI. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision. See "-- Liquidity and Capital Resources" and "Factors That May Affect Operating Results -- Dependence on Relationship with ASI; Potential Conflicts of Interest."

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                  THREE MONTHS          SIX MONTHS
                                                      ENDED                ENDED
                                                    JUNE 30,             JUNE 30,
                                               -----------------     -----------------
                                                1997       1998       1997       1998
                                               -----      -----      -----      -----
 Net revenues...............................   100.0%     100.0%     100.0%     100.0%
 Cost of revenues...........................    85.3       82.4       88.4       82.9
                                               -----      -----      -----      -----
   Gross profit.............................    14.7       17.6       11.6       17.1
 Operating expenses:
   Selling, general and administrative......     7.6        7.5        7.1        7.7
   Research and development.................     0.6        0.5        0.5        0.5
                                               -----      -----      -----      -----
      Total operating expenses..............     8.2        8.0        7.6        8.2
                                               -----      -----      -----      -----
 Operating income...........................     6.5        9.6        4.0        8.9
                                               -----      -----      -----      -----
 Other (income) expense:
   Interest expense, net....................     2.4        1.3        2.5        1.9
   Foreign currency (gain) loss.............     0.5        0.2        0.0        0.5
   Other expense, net.......................    (0.1)       0.5        0.2        0.8
                                               ------     -----      -----      -----
      Total other expense...................     2.8        2.0        2.7        3.2
                                               -----      -----      -----      -----
 Income before income taxes, equity in
   income (loss) of ASI and minority
   interest.................................     3.7        7.6        1.3        5.7
 Provision for income taxes.................     1.2        2.2        0.4        1.8
 Equity in income (loss) of ASI.............       -          -          -          -
 Minority interest..........................       -          -        0.3          -
                                               -----      -----      -----      -----
 Net income.................................     2.5        5.4        0.6        3.9
Pro forma adjustment for income taxes......      0.3          -        0.4       (0.1)
                                               -----      -----      -----      -----
 Pro forma net (loss) income................     2.2%       5.4%       0.2%       4.0%
                                               =====      =====      =====      =====

THREE MONTHS ENDED JUNE 30 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Net Revenues. The Company's net revenues consist of fees for the packaging and testing of ICs which are consigned by customers to the Company's or ASI's factories as well as fees for wafer fabrication services provided by ASI's new wafer foundry. The Company's net revenues increased 9.8% to $384.7 million for the three months ended June 30, 1998, compared to $350.5 million for the same period in 1997. The growth in revenues was attributable to a significant change in the proportion of the Company's revenues derived from traditional leadframe products versus laminate products and advanced leadframe products as well as revenue from Japanese customers resulting from the assumption of marketing rights in Japan from ASI in January 1998. During the second quarter of 1998, laminate and advanced products represented 54% of total net revenue compared to 36% during the same period in 1997. Because the Company's laminate and advanced leadframe products tend to have higher average selling prices than traditional leadframe products, this change in the mix of products sold during the second quarter of 1998 helped to offset generally declining average selling prices for the Company's products on an overall basis. The first and second quarters of 1998 have seen a general slowdown in the semiconductor industry. This has resulted in quarter to quarter growth of approximately 1% from the first quarter of 1998 to the second quarter of 1998 as it relates to the packaging and test operations. Wafer fabrication services represented only 3% of total net revenue in the second quarter of 1998. However, revenue from wafer fabrication services increased 274% in the second quarter of 1998 compared to the first quarter of 1998.

    Gross Profit. Gross profit increased to $67.6 million, or 17.6% of net revenues, for the three months ended June 30, 1998 from $51.4 million, or 14.7% of net revenues, for the three months ended June 30, 1997 due primarily to improved gross profit at the Company's newest factory, P3, compared with negative gross profit for this factory in the three months ended June 30, 1997 while P3 was in its start-up phase. The devaluation of the Philippine peso resulted in a reduction in the Company's peso denominated costs of its

Philippine factory operations, resulting in lower costs and improved gross margins. The new supply agreement with ASI with respect to packaging and test services, which went into effect on January 1, 1998, also provided the Company with improved gross margins on products purchased from ASI during the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $28.9 million, or 7.5% of net revenues, during the three months ended June 30, 1998, compared to $26.7 million or, 7.6% of net revenues, during the three months ended June 30, 1997 primarily as a result of growth in the number of employees in the Company's marketing and sales support groups of approximately 21% during 1997. Such growth has resulted in an overall increase in personnel-related costs including salaries, benefits and payroll taxes. The Company also incurred higher costs for office rental, depreciation and other occupancy-related expenses in the three months ended June 30, 1998 as compared to the same period in 1997. This level of growth has not continued during 1998.

    Research and Development Expenses. Research and development expenses were $1.9 million or 0.5% of net revenues during the three months ended June 30, 1998, compared to $2.0 million or 0.5% of net revenues for the same period in 1997.

    Other (Income) Expense. Other expense decreased during the three months ended June 30, 1998 to $7.6 million from $9.6 million for the same period in 1997. The decrease of $2.0 million was primarily attributable to a $3.4 million reduction in interest expense and a $0.6 million decrease in foreign exchange losses which was offset by a $2.1 million increase in other expenses, net. Interest expense, net for the second quarter of 1998 decreased $3.4 million compared to the corresponding period in 1997 due to reduced debt balances following application of the proceeds of the Company's initial public offering in May 1998. Other expense, net increased by $2.1 million in the second quarter of 1998 compared to the second quarter of 1997 primarily due to financing costs associated with the accounts receivable sale agreement entered into by the Company in July, 1997.

    Income Taxes. The Company's effective tax rate (after giving effect to the pro forma adjustment for income taxes) for the six months ended June 30, 1998 was 29% as compared to 40.6% for the same period in 1997. The higher effective tax rate in 1997 was attributable to losses at the Company's subsidiary which owns P3. The Company's subsidiary that owns P3 operates under a tax holiday from Philippine income taxes until the end of 2002. Accordingly, the company derived no tax benefits as a result of these losses. To the extent P3 is profitable, the Company's effective tax rate related to its Philippine operations during the tax holiday will be less than the Philippine statutory rate of 35%.

    Minority Interest. Minority interest represents ASI's ownership interest in the consolidated net income of Amkor/Anam Pilipinas, Inc. ("AAP") . Accordingly, the Company recorded a minority interest expense in its consolidated financial statements relating to the minority interest in the net income of AAP. In the second quarter of 1998, the Company purchased ASI's 40% interest in AAP and, as a result, the Company now owns substantially all of the common stock of AAP. The acquisition of the minority interest resulted in the elimination of the minority interest liability and in additional goodwill amortization of approximately $2.5 million per year.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Net Revenues. The Company's net revenues increased 14.0% to $756.5 million for the six months ended June 30, 1998, compared to $663.5 million for the same period in 1997. The growth in revenues was attributable to a significant growth in unit volumes of semiconductors packaged and tested by the Company as well as revenue from Japanese customers resulting from the assumption of marketing rights in Japan from ASI in January, 1998. The proportion of the Company's revenues derived from traditional leadframe products declined in the first half of 1998 as compared to the corresponding period in 1997 while revenues from laminate products and advanced leadframe products increased during this period. Because the Company's advanced leadframe and laminate products tend to have higher average selling prices than traditional leadframe products, this change in the mix of products sold during the first six months of 1998 helped to offset generally declining average selling prices for the Company's products on an overall basis.

Revenues from the Company's wafer fabrication services accounted for approximately 2% of total revenues during the first six months of 1998.


    Gross Profit. Gross profit increased to $129.3 million, or 17% of net revenues, for the six months ended June 30, 1998 from $76.9 million, or 11.6% of net revenues, in the six months ended June 30, 1997. In order to meet customer demand, the Company has invested significant resources to expand its capacity in the Philippines. In 1996 and the first six months of 1997, the Company incurred and expensed $15.5 million and $16.6 million, respectively, of pre-operating and start-up costs and initial operating losses in connection with its newest factory, P3, in the Philippines. This facility operated at substantially less than full capacity during these periods while customers were completing qualification procedures for BGA packages to be produced at the facility. The Company significantly increased utilization of P3 during the last six months of 1997. During the first six months of 1998, continued growth in the Company's laminate product business have allowed it to increase the utilization of its P3 factory to the point where it is now contributing positive gross margins. In addition to the improved margins realized at the P3 facility, overall unit volumes increased during the six months ended June 30, 1998 which allowed the Company to improve capacity utilization which in turn resulted in improved gross margins. The devaluation of the Philippine peso resulted in a reduction in the Company's peso denominated costs of its Philippine factory operations, resulting in lower costs and improved gross margins. The new Supply Agreement with ASI with respect to packaging and test services, which went into effect on January 1, 1998, also provided the Company with improved gross margins on products purchased from ASI during the six months ended June 30, 1998 as compared to the first six months of 1997. See "Factors That May Affect Operating Results -- Expansion of Manufacturing Capacity; Profitability Affected by Capacity Utilization Rates."

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $57.7 million, or 7.7% of net revenues, during the six months ended June 30, 1998 compared to $47.3 million, or 7.1% of net revenues, during the six months ended June 30, 1997 as a result of growth in the number of employees in the Company's marketing and sales support groups of approximately 21% during 1997. Such growth has resulted in an overall increase in personnel related costs including salaries, benefits and payroll taxes. The Company also incurred higher costs for office rental depreciation and other occupancy-related expenses in the first six months of 1998 as compared to the first six months of 1997. This level of growth has not continued during 1998.

    Research and Development Expenses. Research and development expenses were $4.0 million, or 0.5% of net revenues, during the six months ended June 30, 1998, compared to $3.5 million for the same period in 1997. The increase was primarily due to increased expenditures by the Company resulting from increased headcount and corresponding payroll-related costs.

    Other (Income) Expenses. Other expense increased during the six months ended June 30, 1998 to $24.0 million from $17.7 million for the same period in 1997. The increase of $6.3 million was primarily attributable to a $3.7 million increase in foreign exchange losses and a $4.6 million increase in other expenses, net, offset in part by a $2.0 million reduction in interest expense, net. Foreign exchange gains and losses resulted from significant changes in the value of the Philippine peso relative to the U.S. dollar which during the six months ended June 30, 1998 resulted in a $3.7 million dollar foreign exchange loss consisting of realized and unrealized losses. By comparison, changes in the value of the Philippine peso relative to the U.S. dollar resulted in a foreign currency loss of $0.1 million for the six months ended June 30, 1997. Other expense, net increased by $4.6 million for the six months ended June 30, 1998 compared to the same period in 1997 due primarily to financing costs associated with the accounts receivable sale agreement entered into by the Company in July 1997 as well as one time bank charges incurred during the six months ended June 30, 1998. Interest expense, net for the first half of 1998 decreased $2.0 million compared to the corresponding period in 1997 due to reduced debt balances following application of the proceeds of the Company's initial public offering.

    Income Taxes. The Company's effective tax rate (after giving effect to the pro forma adjustment for income taxes) for the six months ended June 30, 1998 was 29% as compared to 64.0% for the same period in 1997. The high effective tax rate in 1997 was attributable to losses at the Company's subsidiary which owns P3. The Company's subsidiary that owns P3 operates under a tax holiday from Philippine income taxes until the end of 2002. Accordingly, the Company derived no tax benefits as a result of these losses. To the extent P3 is profitable, the Company's effective tax rate related to its Philippine operations during the tax holiday will be less than the Philippine statutory rate of 35%.

    Minority Interest. Minority interest represents ASI's ownership interest in the consolidated net income of AAP. Accordingly, the Company recorded a minority interest expense in its consolidated financial statements relating to the minority interest in the net income of AAP. The Company has purchased ASI's 40% interest in AAP and, as a result, the Company owns all of the common stock of AAP. The acquisition of the minority interest resulted in the elimination of the minority interest liability and in additional amortization of approximately $2.5 million per year.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had cash and cash equivalents of $170.5 million and working capital of $168.4 million. The increase in the Company's working capital resulted primarily from the reduction of short-term debt and increased cash balances as a result of its initial public offering during the second quarter of 1998. (See note 2 of Notes to Consolidated Financial Statements)

    The Company used the net proceeds received from the initial public offering primarily to repay an aggregate of approximately $248 million of long-term debt, including $86 million of amounts due to AUSA. In addition, the Company used such net proceeds to repay $102 million of short- term loans and $34 million to repurchase ASI's 40% interest in AAP. Following the application of the net proceeds of the initial public offering, the Company had $33 million of short-term borrowing and current portion of long-term debt, $225 million of long-term debt, which includes $207 million of the 5.75% Convertible Notes sold by the Company in the initial public offering, and no amounts then due to AUSA. In addition, the remaining $176 million of such net proceeds will be available for capital expenditures and working capital.

    The Company has been investing significant amounts of capital to increase its packaging and test services capacity, including the construction of P3, the addition of capacity in the Company's other Philippine facilities and the construction of a new manufacturing facility in the United States. Advanced packaging processes are being developed at the U.S. facility. In 1997 and the six months ended June 30, 1998, the Company made capital expenditures of $179.0 million and $51.9 million, respectively. Because the Company and ASI have added a significant amount of packaging and test capacity in recent years, the Company intends to decrease its level of capital expenditures in 1998. The Company currently intends to spend approximately $140 million in capital expenditures in 1998, primarily for capacity expansion at the Company's existing facilities in the Philippines to meet expected demand. The Company believes that expenditure levels could increase substantially in 1999 to provide the Company with adequate capacity.

    The Company believes that its existing cash balances, cash flow from operations, available equipment lease financing, and bank borrowings will be sufficient to meet its anticipated cash requirements including working capital and capital expenditures, for at least the next 12 months. There can be no assurance, however, that lower than expected revenues, increased expenses, increased costs associated with the purchase or maintenance of capital equipment, decisions to increase planned capacity or other events will not cause the Company to seek more capital, or to seek capital sooner than currently expected. The timing and amount of the Company's actual capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's services, availability of capital equipment, fluctuations in foreign currency exchange rates, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms. Failure to obtain any such financing could have a material adverse effect on the Company. In addition, if the Company obtains such financing by selling equity securities of the Company, the Company's stockholders may experience significant dilution.

    Prior to the Initial Public Offering, the Company met a significant portion of its cash requirements for working capital and capital expenditures from a combination of cash from operating activities, short-term and long-term bank loans and financing obtained for the benefit of the Company by AUSA, a wholly-owned financing subsidiary of ASI, as well as financing from a trade receivables securitization agreement. Currently, the Company does not rely on financing obtained for its benefit by AUSA. Cash provided by operating activities in 1997 and the six months ended June 30, 1998 was $250.1 million and $108.7 million, respectively. Cash provided (used) in financing activities was $(16.0) million and $59.8 million for 1997 and the six months ended June 30, 1998, respectively.

    At June 30, 1998, the Company's debt consisted of $33.0 million of borrowings classified as current liabilities, $18.1 million of long-term debt and capital lease obligations, $207.0 million of convertible subordinated notes, and no amounts due to AUSA. As of June 30, 1998, the Company had extended guarantees in respect of bank debt of affiliates in the amount of $5.0 million and in respect of vendor obligations of an affiliate in the amount of $8.7 million, which amount may vary over time. At June 30, 1998, the Company had $83.9 million in borrowing facilities with a number of domestic and foreign banks, of which $57.3 million remained unused. Certain of the agreements with such banks require compliance with certain financial covenants and restrictions, and are collateralized by assets of the Company. These facilities are typically revolving lines of credit and working capital facilities for one-year renewable periods and generally bear interest at rates ranging from 9.4% to 17.2%. Long-term debt and capital lease obligations outstanding at June 30, 1998 have various expiration dates through April 2004, and accrue interest at rates ranging from 5.8% to 13.0%.


    The Company previously has met a significant portion of its financing needs through financing arrangements obtained by AUSA. A majority of the amount which was due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company, with the balance representing payables to AUSA for packaging and service charges paid to ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short term nature of these loans, the flows of cash to and from AUSA under this arrangement have been significant. At June 30, 1998, the Company had no amounts outstanding with AUSA. Although the Company believes that alternative financing arrangements will be available in the future, there can be no assurance that the Company will be able to obtain alternative financing on acceptable terms or at all.

    At June 30, 1998 ASI guaranteed the Company's obligation under a trade receivables securitization agreement with a commercial financial institution, whereby the financial institution has committed to purchase, with limited recourse, all rights, title and interest in eligible receivables, as defined by the agreement, up to $100 million ("Receivables Sale"). ASI currently has a significant amount of debt relative to its equity and is contingently liable under guarantees in respect of debt of its subsidiaries and affiliates, including AUSA. As of December 31, 1997, ASI and its consolidated subsidiaries had guarantees outstanding in respect of debt of its non-consolidated subsidiaries and affiliates in the Anam Group in the aggregate amount of approximately W857 billion, including the guarantees of the Company's loans. As a result of its relationship with ASI, the Company's business, financial condition and operating results are significantly dependent on ASI. There can be no assurance that AUSA will be able to obtain additional guarantees, if necessary, from ASI. In addition, deterioration in ASI's financial condition could trigger defaults under ASI's guarantees, causing acceleration of such loans. See "Factors That May Affect Operating Results -- Dependence on Relationship with ASI; Potential Conflicts of Interest" and "Relationship with ASI"

    The Company incurs charges from ASI for assembly and test services performed on a monthly basis. Historically, the Company has paid ASI for these services on net 30-day terms. On July 21, 1998, the Company entered into a prepayment agreement with ASI relating to assembly and test services. In accordance with the agreement, the Company made a $50 million non-interest bearing advance to ASI representing approximately one month's charges for assembly and test services. The Company will offset this advance against billings by ASI for assembly and test services provided in the fourth quarter of 1998.

    In connection with its wafer foundry agreement with TI, the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement. As part of this agreement, TI agreed to advance ATI $20 million in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company will offset the advance to ASI against billings by ASI in the fourth quarter of 1998. Under the terms of the revision to the Master Purchase Agreement, the Company is ultimately responsible to reimburse TI for any inability of ASI to comply with the terms of the agreement.

    Prior to the consummation of the Reorganization, AEI was treated for U.S. federal and certain state tax purposes as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, up until the termination of AEI's S Corporation status on April 28, 1998 (the "Termination Date"), Mr. and Mrs. Kim and the trusts established for the benefit of other members of Mr. James Kim's family (the "Kim Family Trusts") had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. The Company, Mr. and Mrs. Kim and the Kim Family Trusts have entered into tax indemnification agreements providing that the Company will be indemnified by such stockholders, with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through the Termination Date. The tax indemnification agreements also provide that under certain circumstances the Company will indemnify Mr. and Mrs. Kim and the Kim Family Trusts if such stockholders are required to pay additional taxes or other amounts attributable to taxable years on or before the Termination Date as to which AEI filed or files tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $5.0 and $33.1million in 1997 and for the six months ended June 30, 1998, respectively. The Company believes the amount of such undistributed net income was less than $1.0 million at June 30, 1998. (See Note 1 of Notes to Consolidated Financial Statements.)

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

FLUCTUATIONS IN OPERATING RESULTS; DECLINES IN AVERAGE SELLING PRICES

    The Company's operating results have varied significantly from period to period. A variety of factors could materially and adversely affect the Company's revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others, the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors, the short-term nature of its customers' commitments, timing and volume of orders relative to the Company's production capacity, changes in capacity utilization, evolutions in the life cycles of customers' products, rescheduling and cancellation of large orders, rapid erosion of packaging selling prices, availability of manufacturing capacity, allocation of production capacity between the Company's facilities and those of ASI, fluctuations in package and test service charges paid to ASI, changes in costs, availability and delivery times of labor, raw materials and components, effectiveness in managing production processes, fluctuations in manufacturing yields, changes in product mix, product obsolescence, timing of expenditures in anticipation of future orders, availability of financing for expansion, changes in interest expense, the ability to develop and implement new technologies on a timely basis, competitive factors, changes in effective tax rates, the loss of key personnel or the shortage of available skilled workers, international political or economic events, currency and interest rate fluctuations, environmental events, and intellectual property transactions and disputes. Unfavorable changes in any of the above factors may adversely affect the Company's business, financial condition and results of operations. In addition, the Company increases its level of operating expenses and investment in manufacturing capacity based on anticipated future growth in revenues. If the Company's revenues do not grow as anticipated and the Company is not able to decrease its expenses, the Company's business, financial condition and operating results would be materially and adversely affected.

    Beginning in 1997 and continuing through the current quarter of 1998, intense competition and a general slowdown in the semiconductor industry worldwide resulted in decreases in the average selling prices of many of the Company's lead frame packages. The Company expects that average selling prices for its services will continue to decline in the future. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of producing those services or by a shift to higher margin products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND PERSONAL COMPUTER INDUSTRIES

    The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for semiconductors are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Because the Company's business will be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services for the foreseeable future, any future downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operating results for 1997 and the first six months of 1998 were adversely affected by a downturn in the semiconductor market. In addition, a significant portion of the Company's net revenues from packaging and test services depends on the packaging and testing of semiconductors used in personal computer ("PC") products. The PC industry is subject to intense competition, is highly volatile and is subject to significant shifts in demand. As a result, any deterioration of business conditions in the PC industry could have a material adverse effect on the Company.

DEPENDENCE ON RELATIONSHIP WITH ASI; POTENTIAL CONFLICTS OF INTEREST

    ASI was founded in 1956 by Mr. H. S. Kim, who currently serves as the honorary Chairman and a Representative Director of ASI. ASI is a member of the Anam group of companies (the "Anam Group"), consisting principally of companies in Korea in the electronics industries. The management of ASI and the other companies in the Anam Group are influenced to a significant degree by the family of H. S. Kim, which, together with the Company, collectively owned approximately 40.7% of the outstanding common stock of ASI as of December 31, 1997. A significant portion of the shares owned by the Kim family are leveraged and as a result of this, or for other reasons, the family's ownership could be substantially reduced. James Kim, the founder of the Company and currently its Chairman and Chief Executive Officer, is the eldest son of H. S. Kim. Since January 1992, in addition to his other responsibilities, James Kim has been serving as acting Chairman of the Anam Group and a director of ASI. Mr. In-Kil Hwang, the President and a Representative Director of ASI, is the brother-in-law of James Kim. In addition, four other members of Mr. Kim's family are on the 13-member Board of Directors of ASI. After the Initial Public Offering, James Kim and members of his family beneficially owned approximately 65.8% of the outstanding Common Stock of the Company, and Mr. Kim and other members of his family will continue to exercise significant control over the Company.

    The businesses of the Company and ASI have been interdependent for many years. In 1997 and the three months ended June 30, 1998, approximately 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by ASI. In addition, substantially all of the revenues of ASI in 1997 and the three months ended June 30, 1998 were derived from services sold by the Company. The Company expects the proportion of its revenues derived from sales of services performed for the Company by ASI and the proportion of ASI's revenues from services sold by the Company to increase as the Company begins selling the wafer fabrication output of ASI's new wafer foundry. In the event the ability of ASI to supply the Company were disrupted for any reason, the Company's facilities in the Philippines would be able to fill only a small portion of the resulting shortfall in capacity. In addition, there are currently no significant third party suppliers of packaging and test services from which the Company could fill its orders. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on the ability of ASI to effectively provide contracted services on a cost-efficient and timely basis. The Company expects that the businesses of the Company and ASI will continue to remain highly interdependent by virtue of their supply relationship, family ties between their respective shareholders and management, financial relationships, coordination of product and operations plans, joint research and development activities and shared intellectual property rights. The termination or disruption of the Company's relationship with ASI for any reason, or the insolvency of, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has recently entered into new supply agreements with ASI (the "Supply Agreements"). Under the Supply Agreements, ASI has granted to the Company a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of its new wafer foundry. The Company expects to continue to purchase substantially all of ASI's packaging and test services, and to purchase all of ASI's wafer output, under the Supply Agreements. Under the Supply Agreements, pricing arrangements relating to packaging and test services provided by ASI to the Company are subject to quarterly review and adjustment, and such arrangements relating to the wafer output provided by ASI to the Company are subject to annual review and adjustment, in each case on the basis of factors such as changes in the semiconductor market, forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as the mutual long-term strategic interests of the Company and ASI. Although the Company and ASI agreed to reduce the price paid by the Company for packaging and test services beginning in the second quarter of 1998, there can be no assurance that any new pricing arrangements resulting from such review and adjustment will be favorable to the Company. Pursuant to long-standing arrangements between ASI and the Company's operating subsidiaries, sales from ASI to the Company will continue to be made through AUSA, a wholly-owned financing subsidiary of ASI. Under the

Supply Agreements, the Company will continue to reimburse AUSA for the financing costs incurred by it in connection with trade financing provided to the Company. The Supply Agreements also provide that Amkor-Anam, Inc., a subsidiary of the Company, will continue to provide raw material procurement and related services to ASI on a fee basis. The Supply Agreements have a five-year term and may be terminated by any party thereto upon five years' written notice at any time after the expiration of such initial five-year term. There can be no assurance that ASI will not terminate either Supply Agreement upon the expiration of such initial term or, if it does terminate a Supply Agreement, that the Company will be able to obtain a new agreement with ASI on terms that are favorable to the Company or at all.

    ASI's ability to continue to provide services to the Company will depend on ASI's financial condition and performance. ASI currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that ASI, as a public company in Korea, has published its most recent consolidated financial statements as of and for the year ended December 31, 1997. These consolidated financial statements are prepared on the basis of Korean GAAP, which differs significantly from U.S. GAAP. U.S. GAAP financial statements are not available. The independent auditor's report regarding ASI includes an explanatory paragraph regarding change in accounting principles, the impact of the Korean economic situation on ASI and its ability to continue as a going concern.

                                                          1996         1997
                                                       ----------    -----------
                                                             (IN MILLIONS)
INCOME STATEMENT DATA:
  Sales..............................................  W1,338,718    W1,786,457
  Cost of sales......................................   1,096,117     1,507,271
                                                       ----------    ----------
  Gross profit.......................................     242,601       279,186
  Selling and administrative expenses................      77,754       103,158
                                                       ----------    ----------
  Operating income...................................     164,847       176,028
  Non-operating income:
     Interest and dividend income....................      38,569        47,592
     Foreign exchange gains..........................      10,420       122,507
     Other...........................................       9,268        11,196
                                                       ----------    ----------
                                                           58,257       181,295
                                                       ----------    ----------
  Non-operating expenses:
     Interest expenses...............................     138,657       160,658
     Amortization of deferred charges................       2,861        33,891
     Foreign exchange losses.........................      39,792       339,204
     Loss from forward contract......................          --        94,644
     Other...........................................       9,962        20,639
                                                       ----------    ----------
                                                          191,272       649,036
                                                       ----------    ----------
  Ordinary income (loss).............................      31,832      (291,713)
  Extraordinary gains................................         447           774
  Extraordinary losses...............................      11,072         1,812
                                                       ----------    ----------
  Net income (loss) before income taxes..............      21,207      (292,751)
  Income taxes.......................................      17,363         7,922
                                                       ----------    ----------
  Net income (loss) after income taxes...............       3,844      (300,673)
  Minority interests in losses (earnings) of
     consolidated Subsidiaries, net..................      (8,569)        1,206

  Amortization of consolidation adjustments, net.....      (5,326)       (3,009)

  Equity in earnings (losses) of unconsolidated
     equity-method subsidiaries and investees, net...         666       (46,253)
                                                       ----------    ----------
  Net loss...........................................  W   (9,385)   W (348,729)
                                                       ==========    ==========

SUMMARY BALANCE SHEET DATA:
  Cash and bank deposits.............................  W  324,139    W  215,024
  Accounts and notes receivable, net.................     170,724       189,522
  Inventory..........................................     214,494       260,302
  Other current assets...............................     145,302       241,965
                                                       ----------    ----------
     Total current assets............................     854,659       906,813
                                                       ----------    ----------
  Property, plant and equipment, net.................     994,931     2,159,466
  Investments........................................      83,715       121,880
  Long-term accounts receivable......................     198,251       203,739
  Long-term loans....................................         747       258,322
  Other long-term assets.............................      92,985       285,810
                                                       ----------    ----------
     Total long-term assets..........................   1,370,629     3,029,217
                                                       ----------    ----------
       Total assets..................................  W2,225,288    W3,936,030
                                                       ==========    ==========
  Short-term borrowings..............................   1,050,405     1,720,916
  Current maturities of long-term debt...............      85,252       120,913
  Other current liabilities..........................     190,989       282,653
                                                       ----------    ----------
     Total current liabilities.......................   1,326,646     2,124,482
                                                       ----------    ----------
  Long-term debt, net of current maturities..........     475,045       736,784
  Long-term capital lease obligations................     106,068       861,813
  Other long-term liabilities........................      67,672       111,017
                                                       ----------    ----------
     Total long-term liabilities.....................     648,785     1,709,614
                                                       ----------    ----------
       Total liabilities.............................   1,975,431     3,834,096
                                                       ----------    ----------
  Minority interests.................................      21,600        25,160
  Stockholders' equity...............................     228,257        76,774
                                                       ----------    ----------
       Total liabilities and stockholders' equity....  W2,225,288    W3,936,030
                                                       ==========    ==========


    A significant amount of the current and long-term liabilities of ASI are denominated in U.S. dollars and other foreign currencies. At December 31, 1997, the amount of U.S. dollar and other foreign currency denominated short-term borrowings, current maturities of long-term debt, long-term debt (net of current maturities) and long-term capital lease obligations were W1,222 billion, W59 billion, W159 billion and W834 billion, respectively. Due in part to the significant depreciation of the won (for example, from a Market Average Exchange Rate, as defined below, of W884 to $1.00 on December 31, 1996 to W1,415 to $1.00 on December 31, 1997 and W1,324 to $1.00 on August 13, 1998) resulting from the recent economic crisis in Korea, ASI's liabilities in won terms and its leverage calculated in won have significantly increased in 1997. The effect of this depreciation on ASI, however, has been mitigated by the fact that substantial amounts of ASI's revenues are denominated in U.S. dollars. The increase in ASI's liabilities was also attributable in part to additional financing obtained in connection with the construction of its new wafer foundry. See "-- Risks Associated with New Wafer Fabrication Business."

    The recent economic crisis in Korea has also led to sharply higher interest rates in Korea and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non-performing assets. These developments will result in higher interest rates on loans to ASI and have otherwise made it more difficult for ASI to obtain new financing. In addition, ASI has obtained a significant amount of financing through arrangements obtained by AUSA. As an overseas subsidiary of ASI, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, ASI would be required to meet their financing needs through alternative arrangements. Therefore, there can be no assurance that ASI will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of ASI to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company. See "-- Risks Associated with Leverage" and "-- Dependence on International Operations and Sales; Concentration of Operations in the Philippines and Korea."

    As of December 31, 1997, ASI and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of ASI's non-consolidated subsidiaries and affiliates in the Anam Group in the aggregate amount of approximately W857 billion. As of such date, ASI had provided guarantees for all of AUSA's debt of $319 million, $176 million of bank loans to one of the Company's subsidiaries and the Company's obligations under a receivables sales arrangement. Prior to the initial public offering, the Company met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. The Company currently does not depend on such financing arrangements. In addition, if any relevant subsidiaries or affiliates of ASI, certain of which may have greater exposure to domestic Korean economic conditions than ASI, were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

    Historically, ASI has undertaken capacity expansion programs and other capital expenditures primarily on the basis of forecasts of the Company and business plans prepared jointly with the Company. The Supply Agreements generally provide for continued capital investment by ASI based on the Company's forecasts and operational plans prepared jointly by the Company and ASI reflecting such forecasts. However, as a result of the recent deterioration of the Korean economy, there can be no assurance that ASI will be able to fund future capacity expansions and other capital investments required to supply the Company with necessary packaging and test services and wafer output on a timely and cost-efficient basis.

    The Company and ASI have historically cooperated on the development of new package designs and packaging and testing processes and technologies. The Supply Agreements generally provide for continued cooperation between the Company and ASI in research and development, as well as the cross-licensing of intellectual property rights between the Company and ASI. If the Company's relationship with ASI were terminated for any reason, the Company's research and development capabilities and intellectual property position could be materially and adversely affected.

    The Company will continue to be controlled to a significant degree by James Kim and members of his family for the foreseeable future, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of ASI and its affiliates. In addition, the Company and ASI will continue to have certain contractual and other business relationships, including under the Supply Agreements, and may engage in transactions from time to time that are material to the Company. For example, on July 21, 1998 the Company entered into a prepayment agreement with ASI relating to assembly and test services. In accordance with the agreement, the Company made a $50 million non-interest bearing advance to ASI, representing approximately one month's charges for assembly and test services. The Company will offset this advance against billings by ASI for assembly and test services provided in the fourth quarter of 1998. Additionally, in connection with its wafer foundry agreement with TI, the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement. As part of this agreement, TI agreed to advance ATI $20 million in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company will offset the advance to ASI against billings by ASI in the fourth quarter of 1998. Although any material agreements and transactions between the Company and ASI would require approval of the Company's Board of Directors, such transactions generally will not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors or by the stockholders of the Company and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has six directors, four of whom are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors. In addition, the Company may agree to certain changes in its contractual and other business relationships with ASI, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and ASI. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision.

DEPENDENCE ON INTERNATIONAL OPERATIONS AND SALES; CONCENTRATION OF OPERATIONS IN THE PHILIPPINES AND KOREA

    All of the production facilities currently used to fill the Company's orders are located in the Philippines and Korea and many of the Company's customers' operations are located in countries outside of the United States. A substantial portion of the Company's revenues are derived from sales to customers located outside of the United States. In 1997 and the six months ended June 30, 1998, sales to such customers accounted for 28% and 29%, respectively, of the Company's revenues. The Company expects sales outside of the United States to continue to represent a significant portion of its future revenues. As a result, the Company's business will continue to be subject to certain risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, political unrest, disruptions or delays in shipments, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. The Company has structured its global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The Company's tax returns through 1993 in the Philippines and through 1994 in the U.S. have been examined by the Philippine and U.S. tax authorities, respectively. The recorded provisions for subsequent open years are subject to changes upon examination by tax authorities of tax returns for these years. Changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for the Company.


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

Korea

    In 1997 and the six months ended June 30, 1998, approximately 68% and 67%, respectively, of the Company's revenues were derived from sales of services performed for the Company by ASI. The operations of ASI are subject to certain risks. Relations between Korea and the Democratic People's Republic of Korea ("North Korea") have been tense over most of Korea's history. Incidents affecting relations between the two Koreas continually occur. No assurance can be given that the level of tensions with North Korea will not increase or change abruptly as a result of current or future events, which could have a material adverse effect on ASI's, and as a result the Company's, business, financial condition and results of operations.

    Since the beginning of 1997, Korea has experienced a significant increase in the number and size of companies filing for corporate reorganization and protection from their creditors. Such failures were caused by, among other factors, excessive investments, high levels of indebtedness, weak export prices and the Korean government's greater willingness to allow troubled corporations to fail. As a result of such corporate failures, Korea's financial institutions have experienced a sharp increase in non-performing loans and certain Korean banks have ceased operations. In addition, declines in domestic stock prices have reduced the value of Korean banks' assets. These developments have led international credit rating agencies to downgrade the credit ratings of Korea, as well as various companies (including ASI) and financial institutions in Korea.

    During the same period, the value of the won relative to the U.S. dollar has depreciated significantly. The base rate under the market average exchange rate system, as announced by the Korea Financial Telecommunications and Clearings Institute in Seoul, Korea (the " Market Average Exchange Rate") as of August 12, 1998 was W 1,338 to $1.00, as compared to the December 31, 1996 Market Average Exchange Rate of W 884 to $1.00. Such depreciation of the won relative to the U.S. dollar has increased the cost of imported goods and services, and the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. Korea's foreign currency reserves also have declined significantly. Such developments have also led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, in particular to highly leveraged companies, and to increase their reserves and provisions for non-performing assets.

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

    Such recent and potential future developments relating to Korea, including the continued deterioration of the Korean economy, could have a material adverse effect on ASI's and the Company's business, financial condition and results of operations. See "--Dependence on Relationship with ASI; Potential Conflicts of Interest."

CUSTOMER CONCENTRATION; ABSENCE OF BACKLOG

    Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent on a small group of customers for a substantial portion of its business. In 1997 and the six months ended June 30, 1998, 40.1% and 34.7%, respectively, of the Company's net revenues were derived from sales to the Company's top five customers, with 23.4% and 19.4% of the Company's net revenues, respectively, derived from sales to Intel Corporation ("Intel"). The ability of the Company to maintain close, satisfactory relationships with such customers is important to the ongoing success and profitability of its business. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods. None of the Company's customers is presently obligated to purchase any amount of packaging or test services or to provide the Company with binding forecasts of product purchases for any period. In addition, the Company's new wafer fabrication business will be significantly dependent upon Texas Instruments, Inc. ("TI"). The reduction, delay, or cancellation of orders from one of the Company's significant customers, including Intel for packaging and test services or TI for wafer fabrication services, could materially and adversely affect the Company's business, financial condition and results of operations. Although the Company has received a commitment from TI which indicates that TI will meet its minimum purchase obligation during the second half of 1998, during the first half of 1998 TI's orders were below such minimum purchase commitment due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. There can be no assurance that TI will meet its purchase obligations in the second half of 1998 or in the future. In addition, there can be no assurance that such customers will not reduce, cancel or delay orders. See "-- Dependence on the Highly Cyclical Semiconductor and Personal Computer Industries" and "-- Risks Associated with New Wafer Fabrication Business."

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

RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT

         The semiconductor packaging and test industry is characterized by rapid increases in the diversity and complexity of semiconductor packaging products. As result, the Company expects that it will need to offer, on an ongoing basis, more advanced package designs in order to respond to competitive industry conditions and customer requirements. The requirement to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, advances in technology also typically lead to rapid and significant price erosion and decreased margins for older package types and may lead to products currently being offered by the Company becoming less competitive or inventories held by the Company becoming obsolete. The failure by the Company to achieve advances in package design or to obtain access to advanced package designs developed by others could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's success is also dependent upon the ability of it and ASI to develop and implement new manufacturing process and package design technologies. Semiconductor package design and process methodologies have become increasingly subject to technological change, requiring large expenditures for research and development. Converting to new package designs or process methodologies could result in delays in producing new package types which could adversely affect the Company's ability to meet customer orders.

MANUFACTURING RISKS; PRODUCTION YIELDS

         The semiconductor packaging process is complex and involves a number of precise steps. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company expects to experience lower than anticipated production yields as a result of such factors, particularly in connection with any expansion of its capacity or change in its processing steps. In addition, the Company's yield on new products will be lower during the period necessary for the Company to develop the requisite expertise and experience in producing such products and using such processes. The failure of the Company or ASI to maintain high quality production standards or acceptable production yields, if significant and sustained, could result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW WAFER FABRICATION BUSINESS

    The Company recently began providing wafer fabrication services, with delivery of the first products from ASI's new foundry in January 1998. Neither the Company nor ASI has significant experience in providing wafer fabrication services, and there can be no assurance that the Company will not experience difficulties in marketing and selling these services or that ASI will not encounter operational difficulties such as lower than expected yields or longer than anticipated production ramp-up, unexpected costs and other problems in providing these services. If the Company or ASI encounters these or similar difficulties, the Company's and ASI's businesses, financial condition and results of operations could be materially adversely affected. In addition, TI has transferred certain of its Complementary Metal Oxide Silicon ("CMOS") processes to ASI and ASI is dependent upon TI's assistance for developing other state-of-the-art wafer manufacturing processes. If ASI's relationship with TI is disrupted for any reason, ASI's ability to produce wafers would be adversely affected, thus negatively impacting the Company's ability to fulfill its customers' orders for fabrication services, which could materially and adversely affect the Company's business, financial condition and results of operations. In addition, ASI's technology agreements with TI (the "TI Technology Agreements") only cover .25 micron and .18 micron CMOS technology and TI is not under any obligation to transfer any next-generation technology. If ASI is not able to obtain such technology on commercially reasonable terms or at all, the Company's ability to market ASI's wafer fabrication services could be materially and adversely affected which could have a material adverse effect on the Company's and ASI's business, results of operations and financial condition.

    The Company's right to the supply of wafers from ASI's foundry is subject to an agreement (the "TI Manufacturing and Purchasing Agreement") among ASI, the Company and TI, pursuant to which TI has agreed to purchase from the Company at least 40% of the capacity of this foundry and under certain circumstances has the right to purchase up to 70% of this capacity. As a result, the Company's wafer fabrication business will be significantly dependent upon TI, which may adversely affect the Company's ability to obtain additional customers. If the Company is unable to sell substantially all of the output of ASI's wafer foundry, its business, results of operations and financial condition could be materially and adversely affected. Although the Company has received a commitment from TI which indicates that TI will meet its minimum purchase obligation during the second half of 1998, during the first half of 1998 TI's orders were below such minimum purchase commitment due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. There can be no assurance that TI will meet its purchase obligations in the second half of 1998 or in the future. Accordingly, there can be no assurance that TI will place orders representing at least 40% of the capacity of this foundry during this period or in the future. A failure by TI to comply with its minimum purchase obligations or the cancellation of a significant wafer fabrication order by TI or any other customer could have a material adverse effect on ASI's and the Company's business, financial condition and results of operations. The TI Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless terminated sooner. The TI Manufacturing and Purchasing Agreement may be terminated upon two years' prior notice by either ASI or TI if ASI and TI are unable to successfully negotiate prior to June 30, 2000 an amendment to the TI Technology Agreements or a new agreement with respect to ASI's use of TI's next-generation CMOS technology.

During such two-year period, TI would be obligated to purchase a minimum of only 20% of the capacity of ASI's wafer fabrication facility. In addition, the TI Manufacturing and Purchasing Agreement may be terminated sooner upon, among other events, mutual written consent, material breach of the agreement by either party, the inability of either party to obtain any necessary government approvals, the failure of ASI to protect TI's intellectual property and a change of control, bankruptcy, liquidation or dissolution of ASI.

DEPENDENCE ON RAW MATERIALS SUPPLIERS AND SUBCONTRACTORS

    The Company obtains the direct materials for the packaging and test services of its factories and for the packaging and test services provided by ASI to fill the Company's orders directly from vendors. To maintain competitive manufacturing operations, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at expected prices. The Company sources most of its raw materials, including critical materials such as lead frames and laminate substrates, from a limited group of suppliers. The Company purchases all of its materials on a purchase order basis and has no long-term contracts with any of its suppliers. From time to time, vendors have extended lead times or limited the supply of required materials to the Company because of vendor capacity constraints and, consequently, the Company has experienced difficulty in obtaining acceptable raw materials on a timely basis. In addition, from time to time, the Company may reject materials that do not meet its specifications, resulting in declines in output or yield. There can be no assurance that the Company will be able to obtain sufficient quantities of raw materials and other supplies of an acceptable quality. The Company's business, financial condition and results of operations could be materially and adversely affected if its ability to obtain sufficient quantities of raw materials and other supplies in a timely manner were substantially diminished or if there were significant increases in the costs of raw materials that the Company could not pass on to its customers.

COMPETITION

         The independent semiconductor packaging and test industry is very competitive, being comprised of approximately 50 companies with about 15 of those companies having sales of $100 million per year or more. The Company faces substantial competition from established packaging companies primarily located in Asia, such as Advanced Semiconductor Engineering, Inc. (Taiwan), ASE Test Limited (Taiwan and Malaysia), ASAT, Ltd. (Hong Kong), Hana Microelectronics Public Co. Ltd. (Hong Kong and Thailand), Astra International (Indonesia), Carsem Bhd. (Malaysia), ChipPAC Incorporated (Korea), Siliconware Precision Industries Co., Ltd. (Taiwan), and Shinko Electric Industries Co., Ltd. (Japan). Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities, and have been operating for some time. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The principal elements of competition in the independent semiconductor packaging market include time to market, breadth of package offering, technical competence, design services, quality, production yields, responsiveness and customer service and price. On a larger scale, the Company also competes with the internal manufacturing capabilities of many of its largest customers. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

         The independent wafer fabrication business is also highly competitive. The Company's wafer fabrication services compete primarily with independent wafer foundries such as Chartered Semiconductor Manufacturing, Ltd., Taiwan Semiconductor Manufacturing Company Ltd. and United Microelectronics Corporation, as well as with integrated device manufacturers such as LG Semicon Co., Ltd., Hitachi, Ltd., Toshiba Corp. and Winbond Electronics Corporation, which provide foundry services for other semiconductor companies. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and have been operating for some time. Many of these companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The principal elements of competition in the wafer foundry market include technology, delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. There can be no assurance that the Company will be able to compete successfully in the future against such companies.

INTELLECTUAL PROPERTY

    The Company currently holds 24 United States patents, five of which are jointly held with ASI, related to various IC packaging technologies, in addition to other pending patents. These patents will expire at various dates from 2012 through 2016. With respect to development work undertaken jointly with ASI, the Company and ASI share intellectual property rights under the terms of the Supply Agreements between the Company and ASI. Such Supply Agreements also provide for the cross-licensing of intellectual property rights between the Company and ASI. In addition, the Company enters into agreements with other developers of packaging technology to license or otherwise obtain certain process or package technologies.

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

    Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. As is typical in the semiconductor industry, the Company may receive communications from third parties asserting patents on certain of the Company's technologies. In the event any third party were to make a valid claim against the Company or ASI, the Company or ASI could be required to discontinue the use of certain processes or cease the manufacture, use, import and sale of infringing products, to pay substantial damages and to develop non-infringing technologies or to acquire licenses to the alleged infringed technology. The Company's business, financial condition and results of operations could be materially and adversely affected by such developments. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, ASI has obtained intellectual property for wafer manufacturing primarily from TI. The licenses granted to ASI by TI under the TI Technology Agreements are very limited. Although TI has granted to ASI a license under TI's trade secret rights to use TI's technology in connection with ASI's provision of wafer fabrication services, TI has not granted ASI a license under its patents, copyrights and mask works to manufacture semiconductors for third parties. Although TI has agreed that TI will not assert a claim for patent, copyright or mask work right infringement against ASI or the Company in connection with ASI's manufacture of semiconductor products for third parties, TI has reserved the right to bring such infringement claims against ASI's or the Company's customers with respect to semiconductor products purchased from ASI or the Company. As a result, ASI's and the Company's customers could be subject to patent litigation by TI and others, and ASI and the Company could in turn be subject to litigation by such customers and others, in connection with the sale of wafers produced by ASI. Any such litigation could materially and adversely affect ASI's ability to continue to manufacture wafers and ASI's and the Company's business, financial condition and results of operations.

NO PRIOR MARKET; LIQUIDITY; STOCK PRICE VOLATILITY

         Prior to the initial public offering, there had been no public market for the Common Stock. There can be no assurance that an active public market for the Common Stock will be sustained or that the market price of the Common Stock will not decline. The trading price of the Common Stock has varied significantly and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the semiconductor industry, changes in earnings estimates or recommendations by analysts, developments affecting ASI or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

BENEFITS OF THE INITIAL PUBLIC OFFERING TO EXISTING STOCKHOLDERS; CONTINUED CONTROL BY EXISTING STOCKHOLDERS

         Immediately after the closing of the initial public offering, based upon shares outstanding as of the date hereof, James Kim and members of his family beneficially owned in the aggregate 77,610,000 shares of Common Stock, which shares represented all of the outstanding Common Stock not offered in the initial public offering and approximately 65.8% of the total number of shares of Common Stock outstanding following the initial public offering. The initial public offering created a public market for the resale of shares held by these existing stockholders. Such stockholders, acting together, will be able to effectively control substantially all matters submitted for approval by the stockholders of the Company. Such matters could include the election of a majority of the members of the Board of Directors, proxy contests, approvals of transactions between the Company and ASI or other entities in which Mr. James Kim and members of his family have an interest, mergers involving the Company, tender offers, open market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. Such continued control could also have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price and may adversely affect the market price of the Common Stock.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits are filed as part of this report:

     Exhibit
     Number                         Description of Exhibit
     ------                         ----------------------

      27.1        Financial Data Schedule.

------------


(b) The registrant did not file any reports on form 8-K during the quarter ended June 30, 1998.

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

                                                  Amkor Technology, Inc.
                                                  ----------------------
                                                  (Registrant)

      SIGNATURE                             TITLE                                   DATE
      ---------                             -----                                   ----

/s/ FRANK J. MARCUCCI    Chief Financial Officer and Secretary (Principal      August 14, 1998
---------------------    Financial, Chief Accounting Officer and Duly
Frank J. Marcucci        Authorized Officer)

