Form 10-Q
period 1998-09-30
AMKOR TECHNOLOGY INC
filed 1998-11-17
CIK 1047127

                                    FORM 10-Q
                                 ---------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 --------------


                        Commission File Number: 000-29472

                             AMKOR TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                              --------------------

                                   23-172-2724
                    (I. R. S. - Employer Identification No.)


             1345 Enterprise Drive, West Chester, Pennsylvania 19380
                    (Address of principal executive officers)

                                 (610) 431-9600
              (Registrant's telephone number, including area code)
                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [ X ]        No [   ]


         The number of outstanding shares of the registrant's Common Stock as of November 12, 1998 was 117,860,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,     SEPTEMBER 30,
                                                         1997              1998
                                                         ----              ----
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................... $  90,917         $ 172,328
  Short-term investments ............................     2,524             1,000
  Accounts receivable --
     Trade, net of allowance for doubtful
       accounts of  $4,234 and $5,773 ...............   102,804           125,332
     Due from affiliates ............................    14,431            79,355
     Other ..........................................     4,879             6,509
  Inventories .......................................   115,870            76,726
  Other current assets ..............................    26,997            15,006
                                                      ---------         ---------
          Total current assets ......................   358,422           476,256
                                                      ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, net ..................   427,061           421,058
                                                      ---------         ---------
INVESTMENTS:
  ASI at equity .....................................    13,863                --
  Other .............................................     5,958             5,761
                                                      ---------         ---------
          Total investments .........................    19,821             5,761
                                                      ---------         ---------
OTHER ASSETS:
  Due from affiliates ...............................    29,186            28,536
  Other .............................................    21,102            59,215
                                                      ---------         ---------
          Total other assets ........................    50,288            87,751
                                                      ---------         ---------

          Total assets .............................. $ 855,592         $ 990,826
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of
     long-term debt ................................. $ 167,317         $  41,872
  Trade accounts payable ............................   113,037            85,194
  Due to affiliates .................................    15,581            28,664
  Bank overdraft ....................................    29,765            10,701
  Accrued expenses ..................................    43,973            84,024
  Accrued income taxes ..............................    26,968            36,864
                                                      ---------         ---------
          Total current liabilities .................   396,641           287,319
                                                      ---------         ---------
LONG-TERM DEBT ......................................   196,934            18,514
                                                      ---------         ---------
CONVERTIBLE SUBORDINATED NOTES ......................        --           207,000
                                                      ---------         ---------
DUE TO ANAM USA, INC ................................   149,776                --
                                                      ---------         ---------
OTHER NONCURRENT LIABILITIES ........................    12,084            12,057
                                                      ---------         ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST ...................................     9,282                --
                                                      ---------         ---------
STOCKHOLDERS' EQUITY:
  Common stock ......................................        46               118
  Additional paid-in capital ........................    20,871           381,063
  Retained earnings .................................    70,621            84,755
  Cumulative translation adjustment .................      (663)               --
                                                      ---------         ---------
          Total stockholders' equity ................    90,875           465,936
                                                      ---------         ---------
          Total liabilities and stockholders'
            equity .................................. $ 855,592         $ 990,826
                                                      =========         =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                             1997               1998
                                                             ----               ----
                                                         (UNAUDITED)        (UNAUDITED)
NET REVENUES ....................................        $ 1,043,620         $ 1,143,175
COST OF REVENUES-- including purchases from ASI .            900,788             948,920
                                                         -----------         -----------
GROSS PROFIT ....................................            142,832             194,255
                                                         -----------         -----------
OPERATING EXPENSES:
  Selling, general and administrative ...........             74,094              87,671
  Research and development ......................              5,751               6,104
                                                         -----------         -----------
     Total operating expenses ...................             79,845              93,775
                                                         -----------         -----------
OPERATING INCOME ................................             62,987             100,480
                                                         -----------         -----------
OTHER (INCOME) EXPENSE:
  Interest expense, net .........................             27,400              16,503
  Foreign currency (gain) loss ..................               (592)              3,833
  Other expense, net ............................              2,176               7,092
                                                         -----------         -----------
     Total other expense ........................             28,984              27,428
                                                         -----------         -----------
INCOME BEFORE INCOME TAXES, EQUITY IN INCOME OF
  ASI AND MINORITY INTEREST .....................             34,003              73,052
PROVISION FOR INCOME TAXES ......................              3,531              22,016
EQUITY IN INCOME  OF ASI ........................                 --                  --
MINORITY INTEREST ...............................              7,569                 559
                                                         -----------         -----------
NET INCOME ......................................        $    22,903         $    50,477
                                                         ===========         ===========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes,
     equity in income of ASI and
     minority interest ..........................        $    34,003         $    73,052
  Pro forma provision for income taxes ..........              7,158              21,188
                                                         -----------         -----------
  Pro forma income before equity in
     income of ASI and minority
     interest ...................................             26,845              51,864
  Historical equity in income of ASI ............                 --                  --
  Historical minority interest ..................              7,569                 559
                                                         -----------         -----------
  Pro forma net  income .........................        $    19,276         $    51,305
                                                         ===========         ===========
  Basic pro forma net income per common share ...        $       .23         $       .50
                                                         ===========         ===========
  Diluted pro forma net income per common share .        $       .23         $       .49
                                                         ===========         ===========
Shares used in computing basic pro forma
    net income per common share .................             82,610             102,284
                                                         ===========         ===========
Shares used in computing diluted pro
   forma net income per common share ............             82,610             110,933
                                                         ===========         ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                      1997              1998
                                                      ----              ----
                                                  (UNAUDITED)       (UNAUDITED)
NET REVENUES ..............................        $ 380,130         $ 386,718
COST OF REVENUES -- including
   Purchases from ASI .....................          314,246           321,758
                                                   ---------         ---------
GROSS PROFIT ..............................           65,884            64,960
                                                   ---------         ---------
OPERATING EXPENSES:
  Selling, general and administrative .....           26,829            30,017
  Research and development ................            2,236             2,109
                                                   ---------         ---------
     Total operating expenses .............           29,065            32,126
                                                   ---------         ---------
OPERATING INCOME ..........................           36,819            32,834
                                                   ---------         ---------
OTHER (INCOME) EXPENSE:
  Interest expense, net ...................           11,045             2,106
  Foreign currency (gain) loss ............             (692)              130
  Other expense, net ......................              889             1,195
                                                   ---------         ---------
     Total other expense ..................           11,242             3,431
                                                   ---------         ---------

INCOME BEFORE INCOME TAXES,
  EQUITY IN INCOME OF ASI AND
  MINORITY INTEREST .......................           25,577            29,403
PROVISION FOR INCOME TAXES ................              842             8,529
EQUITY IN INCOME  OF ASI ..................               --                --
MINORITY INTEREST .........................            5,710                --
                                                   ---------         ---------
NET INCOME ................................        $  19,025         $  20,874
                                                   =========         =========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes,
     equity in income of ASI and
     minority interest ....................        $  25,577
  Pro forma provision for income taxes ....            1,769
                                                   ---------
  Pro forma income before equity in
     income of ASI and minority
     interest .............................           23,808
  Historical equity in income of
     ASI ..................................               --
  Historical minority interest ............            5,710
                                                   ---------
  Pro forma net  income ...................        $  18,098
                                                   =========
  Basic (pro forma for 1997) net  income
     per common share .....................        $     .22         $     .18
                                                   =========         =========
  Diluted (pro forma for 1997) net income
     per common share .....................        $     .22         $     .17
                                                   =========         =========
Shares used in computing basic (pro forma
    for 1997) net income per common share .           82,610           117,860
                                                   =========         =========
Shares used in computing diluted (pro forma
    for 1997) net income per common share .           82,610           133,193
                                                   =========         =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                          1997                1998
                                                                          ----                ----
                                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................        $    22,903         $    50,477
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization ............................             64,072              86,998
    Provision for accounts receivable ........................                910               1,539
    Provision for excess and obsolete
      Inventory ..............................................              6,763               7,200
    Deferred income taxes ....................................            (13,557)              6,056
    Equity (gain) loss of investees ..........................               (405)                 --
    Loss on sale of fixed assets and investments .............                 --               1,309
    Minority interest ........................................              7,569                 559
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable ......................................            (38,886)            (13,867)
    Proceeds from sale/(repurchase of) accounts
      Receivable .............................................             88,800             (16,500)
    Other receivables ........................................             (3,573)             (1,630)
    Inventories ..............................................            (16,785)             31,944
    Due to/(from) affiliates, net ............................            (12,578)            (51,191)
    Other current assets .....................................             (5,480)              5,954
    Other non-current assets .................................              2,459              (4,459)
    Accounts payable .........................................             37,158             (21,543)
    Accrued expenses .........................................             30,156              37,428
    Accrued taxes ............................................              9,697               9,896
    Other noncurrent liabilities .............................              1,527                 740
                                                                      -----------         -----------
         Net cash provided by operating activities ...........            180,750             130,910
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment, including
        purchase of AATS .....................................           (151,503)            (80,494)
    Acquisition of minority interest in AAP ..................                 --             (33,750)
    Acquisition of AKI .......................................                 --              (3,244)
    Sale of property, plant and equipment ....................              1,141                  89
    Purchases of investments and issuances of notes receivable            (14,605)               (300)
    Proceeds from sale of investments ........................                 --               2,021
                                                                      -----------         -----------
        Net cash used in investing activities ................           (164,967)           (115,678)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term
    Borrowings ...............................................             58,533            (170,437)
  Net proceeds from issuance of 35,250,000 common shares
    In public offering, net ..................................                 --             360,265
  Proceeds from issuance of Anam USA, Inc. debt ..............          1,003,203             522,116
  Payments of Anam USA, Inc. debt ............................         (1,011,403)           (658,029)
  Net proceeds from issuance of long-term debt ...............              8,034             203,023
  Payments of long-term debt .................................            (41,806)           (157,659)
  Distributions to stockholders ..............................             (5,000)            (33,100)
  Change in division equity account ..........................              3,752                  --
                                                                      -----------         -----------
        Net cash provided by financing activities ............             15,313              66,179
                                                                      -----------         -----------
NET INCREASE  IN CASH AND CASH  EQUIVALENTS ..................             31,096              81,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............             49,664              90,917
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................        $    80,760         $   172,328
                                                                      ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest .................................................        $    28,708         $    19,373
    Income taxes .............................................              7,193               6,988

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

Reorganization

  Prior to the Reorganization , the combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AKI and its subsidiary included the accounts of the following companies based on the ownership structure prior to the Reorganization (these companies are referred to as the "Amkor Companies"):

- Amkor Electronics, Inc. ("AEI") (a U.S. S Corporation) and its wholly owned subsidiaries Amkor Receivables Corp. (a U.S. Corporation) and Amkor Wafer Fabrication Services SARL (a French Limited Company) ("AWFS").

- T.L. Limited ("TLL") (a British Cayman Island Corporation) and its Philippine subsidiaries, Amkor Anam Advanced Packaging, Inc. ("AAAP") (wholly owned) and Amkor/Anam Pilipinas, Inc. ("AAP") (which was owned 60% by TLL and 40% by Anam Semiconductor, Inc. ("ASI") (which changed its name in 1998 from Anam Industrial Co., Ltd.) and AAP's wholly-owned subsidiary Automated MicroElectronics, Inc. ("AMI");

- C.I.L., Limited ("CIL") (a British Cayman Islands Corporation) and its wholly-owned subsidiary Amkor/Anam Euroservices S.A.R.L. ("AAES") (a French Corporation);

-        Amkor Anam Test Services, Inc. (a U.S. Corporation);

- The semiconductor packaging and test business unit of Chamterry Enterprises, Ltd. ("Chamterry"). During the third quarter of 1997 Chamterry transferred its customers to AEI and CIL and ceased operations of its semiconductor and test business unit; and

- AKI (a U.S. Corporation) and its wholly owned subsidiary Amkor-Anam, Inc. (a U.S. Corporation).

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


         Prior to the Reorganization, all of the Amkor Companies were substantially wholly owned by Mr. and Mrs. James Kim or entities controlled by members of Mr. James Kim's immediate family (the "Founding Stockholders"), except for AAP which was 40% owned by ASI and one third of AEI and all of AKI which were owned by trusts established for the benefit of other members of Mr. James Kim's family ("Kim Family Trusts"). The Amkor Companies were an interdependent group of companies involved in the same business under the direction of common management. ATI was formed in September 1997 to facilitate the Reorganization and consolidate the ownership of the Amkor Companies. In connection with the Reorganization, AEI was merged into ATI. Amkor International Holdings ("AIH"), a Cayman Islands holding company, became a wholly owned subsidiary of ATI. AIH was formed to hold the following entities: First Amkor Caymans, Inc. ("FACI"), which was formed to hold AAAP, AAP and its subsidiary AMI, TLL and its subsidiary CIL and CIL's subsidiary AAES. The relative number of shares of common stock issued by the Company in connection with each of the transactions comprising the Reorganization was based upon the relative amounts of stockholders' equity at December 31, 1997. On April 14, 1998, Mr. and Mrs. James Kim and the Kim Family Trusts owned two-thirds (9,746,760 shares) and one-third (4,873,380 shares) of the ATI common stock outstanding, respectively. As of April 29, 1998, ATI issued 67,989,851 shares of common stock, representing approximately 82% of its shares immediately after the Reorganization, in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 27,528,234 shares and 36,376,617 shares were gifted to Mr. and Mrs. James Kim and the Kim Family Trusts, respectively, such that Mr. and Mrs. James Kim and the Kim Family Trusts owned 45.1% and 49.9%, respectively, of the ATI common shares outstanding after the Reorganization. Following such transactions the Founding Stockholders beneficially owned a majority of the outstanding shares of ATI common stock. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for approximately $3 million. The merger of AEI and ATI, the creation of AIH and FACI, the issuance of ATI common stock for AIH and the acquisition of AKI are collectively referred to as the "Reorganization". (See " -- Income Taxes" regarding change in AEI tax status.)

Other Noncurrent Assets

         Other noncurrent assets consist principally of goodwill, deferred debt issuance costs, security deposits, deferred income taxes and the cash surrender value of life insurance policies.

         The Company recorded goodwill representing the excess of cost over the book value of ASI's minority interest in AAP (See Note 11). Goodwill is being amortized on a straight line basis over a period of ten years, which is the estimated future period to be benefited by the acquisition.

         In connection with the $207,000 offering of Convertible Notes (See Note
2), the Company incurred approximately $9,100 of debt issuance costs which have been deferred and will be amortized and reflected as interest expense over the life of the Convertible Notes.

Stock Compensation Plans

         The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock based plans is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123.

Income Taxes

         The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided.

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

         Just prior to the offerings, AEI terminated its S Corporation status, at which point the profits of AEI became subject to federal and state income taxes at the corporate level.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


2.  INITIAL PUBLIC OFFERING

  On May 6, 1998, ATI completed its initial public offering of 30,000,000 shares of its common stock at a price to the public of $11.00 per share and $180,000 aggregate principal amount of Convertible Notes ("Initial Public Offering" or "Offerings"). Also on May 8, 1998, ATI sold 5,250,000 additional shares of its common stock and $27,000 additional principal amounts of Convertible Notes in conjunction with the underwriters' over-allotment options. The net proceeds were approximately $558,121, after deducting the underwriter discounts and estimated offering expenses. The convertible notes ("Convertible Notes") 1) are convertible into ATI common stock at $13.50 per share; 2) are callable in certain circumstances after three years; 3) are unsecured and subordinate to senior debt; 4) carry a coupon rate of 5.75%; and 5) have a maturity of five years. Approximately $264,000 of the proceeds were used to reduce short-term and long-term borrowings. Approximately $86,000 of the proceeds were used to reduce amounts due to Anam USA, Inc., ASI's wholly-owned subsidiary ("AUSA"). Approximately $34,000 of the proceeds were used to purchase ASI's 40% interest in AAP (See Note 11). In connection with the Offerings, one existing stockholder sold approximately 5,000,000 of his shares.


3.  INTERIM FINANCIAL STATEMENTS

  The consolidated financial statements and related disclosures as of September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company's Registration Statements on Form S-1 (File Nos. 333-49645 and 333-51521) filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


4.  INVENTORIES

  Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                      December 31,   September 30,
                                                         1997            1998
                                                         ----            ----
                                                                     (unaudited)
         Raw materials and purchased components        $105,748        $ 68,150
         Work-in-process ......................          10,122           8,576
                                                       --------        --------
                                                       $115,870        $ 76,726
                                                       ========        ========

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                       December 31,     September 30,
                                                            1997              1998
                                                            ----              ----
                                                                           (unaudited)
         Land ..................................          $  2,346          $  2,346
         Building and improvements .............           109,528           141,084
         Machinery and equipment ...............           448,032           512,132
         Furniture, fixtures and other equipment            33,050            38,678
         Construction in progress ..............            31,964             8,063
                                                          --------          --------
                                                           624,920           702,303
         Less -- Accumulated depreciation
           and amortization ....................           197,859           281,245
                                                          --------          --------
                                                          $427,061          $421,058
                                                          ========          ========


6.  STOCKHOLDERS' EQUITY

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

                                                                              Weighted
                                                          Earnings           Avg.  Shares        Per Share
                                                        (Numerator)         (Denominator)          Amount
                                                        -----------         -------------          ------
         Nine Months Ended September 30, 1998
                  Basic Earnings Per Share ...          $    51,305          102,284,000          $   0.50
                  Convertible Notes ..........                2,994            8,649,000
                  Dilutive Effect of Options .                   --                   --
                                                        -----------          -----------          --------
                  Diluted Earnings Per Share .          $    54,299          110,933,000          $   0.49
                                                        ===========          ===========          ========


         Three Months Ended September 30, 1998
                  Basic Earnings Per Share ...          $    20,874          117,860,000          $   0.18
                  Convertible Notes ..........                1,780           15,333,000
                  Dilutive Effect of Options .                   --                   --
                                                        -----------          -----------          --------
                  Diluted Earnings Per Share .          $    22,654          133,193,000          $   0.17
                                                        ===========          ===========          ========


Stock options to purchase approximately 3,000,000 shares of common stock were outstanding subsequent to the Initial Public Offering, but are excluded from the computation of diluted earnings per share as the average market price was below the option's exercise price.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


8.  STOCK COMPENSATION PLANS

     1998 Director Option Plan. The Company's 1998 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. A total of 300,000 shares of Common Stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non- discretionary. Generally, the Director Plan provides for an initial grant of options to purchase 15,000 shares of Common Stock to each new non-employee director of the Company (an "Outside Director") when such individual first becomes an Outside Director. In addition, each Outside Director will automatically be granted subsequent options to purchase 5,000 shares of Common Stock on each date on which such Outside Director is re-elected by the stockholders of the Company, provided that as of such date such Outside Director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the Common Stock on the grant date, except that with respect to initial grants to directors on the effective date of the Director Plan the exercise price was 94% of the Initial Public Offering price per share of Common Stock in the Initial Public Offering. The term of each option is ten years and each option granted to an Outside Director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of September 30, 1998, there were 60,000 options outstanding under the Director Plan.

     1998 Stock Plan. The Company's 1998 Stock Plan (the "1998 Plan") generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. The 1998 Plan was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. The maximum aggregate number of shares which may be optioned and sold under the 1998 Plan is 5,000,000 plus an annual increase to be added on each anniversary date of the adoption of the 1998 Plan.

         Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year period and the term of the options granted under the 1998 Plan may not exceed ten years. As of September 30, 1998, there were 3,080,200 options outstanding under the 1998 Plan.

     1998 Stock Option Plan for French Employees. The 1998 Stock Option Plan for French Employees (the "French Plan") was approved by the Board of Directors in April 1998. Unless terminated sooner, the French Plan will continue in existence for 5 years. The French Plan provides for the granting of options to employees for AAES and AWFS, the Company's French subsidiaries (the "French Subsidiaries"). A total of 250,000 shares of Common Stock have been reserved for issuance under the French Plan plus an annual increase to be added on each anniversary date of the adoption of the French Plan. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of Common Stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant. As of September 30, 1998, there were 68,600 options outstanding under the French Plan.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


         A summary of the status of the Company's stock option plans follows:

                                                                   WEIGHTED AVERAGE
                                                     NUMBER         EXERCISE PRICE
                                                    OF SHARES          PER SHARE
                                                    ---------          ---------
         Balance at January 1, 1998 ........               --          $      --
         Granted ...........................        3,243,500              10.98
         Exercised .........................               --                 --
         Cancelled .........................           34,700          $   11.00
                                                    ---------          ---------
         Balance at September 30, 1998 .....        3,208,800          $   10.98
                                                    ---------          ---------
         Exercisable at September 30, 1998..               --                 --
                                                    ---------          ---------

         Significant option groups outstanding at September 30, 1998 and the related weighted average exercise price and remaining contractual life information are as follows:


                                                                                                 WEIGHTED
                                                       OUTSTANDING           EXERCISABLE          AVERAGE
Options with Exercise Prices of                    --------------------    -----------------     REMAINING
                                                   SHARES         PRICE    SHARES      PRICE    LIFE (YEARS)
                                                   ------         -----    ------      -----    ------------
$11.00 ....................................      3,148,800        $11.00     --        $11.00       9.6
                                                                  ------               ------       ---
$10.34 ....................................         30,000        $10.34     --        $10.34       9.6
                                                                  ------               ------       ---
$ 9.14 ....................................         30,000        $ 9.14     --        $ 9.14       9.8
                                                 ---------        ------               ------       ---
Options outstanding at September 30, 1998..      3,208,800
                                                 =========


A summary of the weighted average fair value of options at grant date granted during the nine months ended September 30, 1998 follows:

                                                                                                WEIGHTED
                                                                          WEIGHTED AVERAGE       AVERAGE
                                                              NUMBER       EXERCISE PRICE      GRANT DATE
                                                             OF SHARES       PER SHARE         FAIR VALUES
                                                            ----------    ----------------     -----------
Options whose exercise price is greater than the
market price on grant date .........................           37,600          $   11.00         $   2.42
                                                            ---------          ---------         --------
Options whose exercise price equals market price on
grant date .........................................        3,175,900          $   10.98         $   4.74
                                                            ---------          ---------         --------
Options whose exercise price is less than the market
price on grant date ................................           30,000          $   10.34         $   4.97
                                                            ---------          ---------         --------


         In order to calculate the fair value of stock options at date of grant, the Company used the Black-Scholes option pricing model. The following assumptions were used: expected option term - 4 years, stock price volatility factor - 47%, dividend yield - 0%, and risk free interest rate - 5.38%.

1998 Employee Stock Purchase Plan. The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in January 1998 and was approved by the stockholders in April 1998. A total of 1,000,000 shares of common stock have been made available for sale under the Purchase Plan and an annual increase is to be added on each anniversary date of the adoption of the Purchase Plan. Employees (including officers and employee directors of the Company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the compensation an employee receives on each payday. The initial offering period began on October 1, 1998 with a seven-month offering period. All subsequent offering periods will be consecutive six-month periods beginning on May 1, 1999, subject to change by the Board of Directors. Each participant will be granted an option on

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


the first day of an offering period, and shares of Common Stock will be automatically purchased on the last date of each offering period. The purchase price of the Common Stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of the offering period or on the purchase date. Employees may end their participation in an offering period at any time, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate in January 2008, unless sooner terminated by the Board of Directors.

         The Company accounts for its stock compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had the Company recorded compensation expense for its stock compensation plans, as provided by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                                        For the Nine                For the Three
                                                           Months                      Months
                                                     Ended September 30,         Ended September 30,
                                                     -------------------         -------------------
                                                      1997         1998           1997         1998
                                                      ----         ----           ----         ----
Net Income:               As reported               $19,276      $51,305        $18,098      $20,874
                          Pro forma                  19,276       50,363         18,098       20,309

Earnings per share:
     Basic:               As reported                  0.23         0.50           0.22         0.18
                          Pro forma                    0.23         0.49           0.22         0.17

     Diluted:             As reported                  0.23         0.49           0.22         0.17
                          Pro forma                    0.23         0.48           0.22         0.17


9.  RELATIONSHIP WITH ASI

         At December 31, 1997, the Company owned 8.1% of the outstanding stock of ASI, and ASI owned 40% of AAP. On February 16, 1998, the Company sold its investment in ASI common stock for $13,863 to AK Investments, Inc., an entity owned by James J. Kim, based on the market value of ASI shares on the Korean Stock Exchange. On June 1, 1998, the Company purchased ASI's interest in AAP for approximately $34,000 (See Note 11). In 1997 and the nine months ended September 30, 1998, approximately 68% of the Company's net revenues were derived from services performed for the Company by ASI, a Korean public company in which certain of the Company's principal stockholders hold a minority interest. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea and certain customers in Japan to whom ASI has historically sold such services directly. The Company has worked closely with ASI in developing new technologies and products. The Company has recently entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination or disruption of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company previously has met a significant portion of its financing from financing arrangements provided by Anam USA, Inc. ("AUSA"), a wholly owned financing subsidiary of ASI. A majority of the

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


amount due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and service charges paid to ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement were significant. Purchases from ASI through AUSA were $354,062, $460,282 and $527,858 for 1995, 1996 and 1997, respectively. Charges from AUSA for interest and bank charges were $4,484, $7,074 and $6,002 for 1995, 1996 and 1997, respectively. Amounts payable to ASI and AUSA were $252,221, and $156,350 at December 31, 1996 and 1997, respectively.

  ASI's ability to continue to provide services to the Company will depend on ASI's financial condition and performance. ASI currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that ASI, as a public company in Korea, has published its most recent annual consolidated financial statements as of December 31, 1997. These consolidated financial statements are prepared on the basis of Korean GAAP, which differs from U.S. GAAP. U.S. GAAP financial statements are not available. As of December 31, 1997, ASI, on a consolidated basis, had current liabilities of approximately W2,124 billion, including approximately W1,721 billion of short-term borrowings and approximately W121 billion of current maturities of long-term debt, and had long-term liabilities of approximately W1,710 billion, including approximately W737 billion of long-term debt and approximately W862 billion of long-term capital lease obligations. As of such date, the total shareholders' equity of ASI amounted to approximately W77 billion. The deterioration of the Korean economy during the past year and the resulting liquidity crisis in Korea have led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non-performing assets. Therefore, there can be no assurance that ASI will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of ASI to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company. In addition, ASI has obtained a significant amount of financing through arrangements by AUSA. As an overseas subsidiary of ASI, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, ASI would be required to meet their financing needs through alternative arrangements.

  As of December 31, 1997, ASI and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of its non-consolidated subsidiaries and affiliates in the aggregate amount of approximately W857 billion. As of December 31, 1997, such guarantees included those in respect of all of AUSA's debt totaling $319,200, $176,250 of the Company's debt to banks and the Company's obligations under a receivables sales arrangement. Prior to the Initial Public Offering, the Company met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. The Company currently does not depend on such financing arrangements. In addition, if ASI is unsuccessful in obtaining a release of its guarantees of its affiliates' debts and if any relevant subsidiaries or affiliates of ASI were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


  In October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as "Workout." The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. This process involves negotiation between the related banks and ASI, and does not involve the judicial system. The Workout process also does not impact debts outstanding with trade creditors, in particular balances due to/or from ATI. ASI's operations are expected to continue uninterrupted during the process. ASI has requested the following; (1) All short-term debt be converted to long-term debt; (2) current interest rates be reduced; (3) all cross guarantees of ASI affiliates be extinquished. The creditor financial institutions can propose an alternative plan, which in addition to the items requested by ASI, could include debt to equity conversions and/or change in management. At the present time the creditor group is still assessing ASI's financial condition and evaluating the overall workout plan. The Company is not in position to make a determination as to the likely outcome of this process as it relates to ASI, however.

  At September 30, 1998, ASI guaranteed the Company's obligation under a trade receivables securitization agreement with a commercial financial institution, whereby the financial institution has committed to purchase, with limited recourse, all rights, title and interest in eligible receivables as defined by the agreement, up to $100 million ("Receivables Sale"). Because ASI is a guarantor, the entry by ASI into the Workout Program has triggered an event of default under the Company's trade receivables securitization agreement. The Company has received a waiver for this covenant of the agreement.


10.   ADVANCES TO ASI

  The Company incurs charges from ASI for packaging and test services performed on a monthly basis. Historically the Company has paid ASI for these services on net 30-day terms. On July 21, 1998 the Company entered into a prepayment agreement with ASI relating to packaging and test services. In accordance with the agreement, the Company made a $50,000 non-interest bearing advance to ASI representing approximately one month's charges for packaging and test services. The Company agreed to offset this advance against billings by ASI for packaging and test services provided in the fourth quarter of 1998. In October, 1998 the Company reduced its advance to ASI by $16.7 by offsetting this amount against amounts due to ASI for October 1998 packaging and test services. The remaining balance due of $33.3 million will be offset during November and December of 1998.

  In connection with its wafer foundry agreement with Texas Instruments, Inc. ("TI"), the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement entered into during 1998 ("Master Purchase Agreement"). As part of this agreement TI agreed to advance ATI $20,000 in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. The Company has recorded this amount in accrued expenses. The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company agreed to offset the advance to ASI against billings by ASI for wafer foundry services in the fourth quarter of 1998. The balance is reflected in the current portion of Due from Affiliates. The Company's advance from TI has been eliminated as of October 31, 1998. As of October 31, 1998, the Company reduced the advance to ASI by $19 million to offset amounts due to ASI for October 1998 wafer foundry services.

  To facilitate capacity expansion for new product lines, certain customers advanced ATI funds to purchase certain equipment to fulfill such customer's forecasts. In certain cases, the customer has requested that the equipment be installed in the ASI factories. In these cases, the Company received funds from the customer and advanced the funds to ASI. ASI in turn purchased the necessary equipment. ASI repays ATI through a reduction of the monthly processing charges related to the customer product being assembled. ATI will reduce its obligation to the customer through a reduction in the accounts receivable, due from the customer, at the time services are billed. These amounts are reflected in Accrued Expenses

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


and current portion of Due from Affiliates. As of September 30, 1998 this amount was approximately $4.6 million.

   The Company utilizes Anam S&T Co, Ltd. ("AST"), an affiliate of ASI, as a key supplier of leadframes. Historically, the Company has paid AST for these services on net 30-day terms. Effective at the end of July 1998, the Company changed its payment policy from net 30-days, to paid-in advance. Accordingly, the Company now pays for its materials before shipment. This change in payment policy has resulted in an advance to AST, which is reflected in the current portion of Due from Affiliates. As of September 30, 1998, the balance paid in advance to AST was approximately $5,000.

11.    ACQUISITIONS

   On June 1, 1998, the Company purchased ASI's 40% interest in AAP for $33,750. The acquisition was accounted for using the purchase method of accounting which resulted in the elimination of the minority interest liability reflected on the consolidated balance sheet, and the recording of approximately $23,910 of goodwill which is being amortized over 10 years.


12.    COMMITMENTS AND CONTINGENCIES

  The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

  The Company has various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of September 30, 1998, the Company had commitments for capital equipment of approximately $28 million. In the aggregate, such commitments are not at prices in excess of current market.

13.    SUBSEQUENT EVENT

   On October 21, 1998, the Company announced that it entered into a joint venture, Taiwan Semiconductor Technology Corporation ("TSTC"), with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., United Test Center and Chinfon Semiconductor & Technology Company. TSTC, which is expected to commence operations during the first quarter of 1999, will provide independent advanced integrated circuit ("IC") packaging services primarily for the Taiwan market and Taiwan foundry output. The Company plans to invest an estimated $40 million over the next two years in TSTC. In October 1998, the Company invested $8.6 million as part of the second round of joint venture financing. Currently, the Company has an 11.6% interest in the joint venture. To increase its interest in the joint venture the Company's Board of Directors approved the purchase of additional TSTC shares from ASI for $10 million. The $10 million represents ASI's investment as part of the joint venture's initial round of financing in which, ATI did not participate. ASI did not participate in the joint venture's second round of financing. After the purchase of ASI's shares, the Company will own a 25% interest in TSTC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains "forward-looking statements" within the meaning of the U.S. Federal securities laws, including statements regarding the anticipated growth in the market for the Company's products, the Company's anticipated capital expenditures and financing needs, the Company's expected capacity utilization rates, the belief of the Company as to its future operating performance and other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Factors That May Affect Operating Results". The following discussion provides information and analysis of the Company's results of operations for the three months and the nine months ended September 30, 1997 and 1998 and its liquidity and capital resources and should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes included in Item 1. The operating results for interim periods are not necessarily indicative of results for any subsequent period.

OVERVIEW

Background. The Company is the world's largest independent provider of semiconductor packaging and test services. The Company believes that it is also one of the leading developers of advanced semiconductor packaging and test technology in the industry. The Company offers a complete and integrated set of packaging and test services including integrated circuit ("IC") package design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing, and thermal and electrical characterization. The Company recently began offering wafer fabrication services. The Company provides packaging and test services through its three factories in the Philippines as well as the four factories of Anam Semiconductors, Inc. (formerly Anam Industrial Co, Ltd.) ("ASI") in Korea, and wafer fabrication services through ASI's new wafer foundry, pursuant to the Supply Agreements between the Company and ASI.

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

  The Company's results of operations are generally affected by the capital-intensive nature of its business. In 1997 and the nine months ended September 30, 1998, the Company invested $179.0 million and $80.5 million, respectively, in property, plant, and equipment. Increases or decreases in capacity utilization rates can have a significant effect on gross margins since the unit cost of packaging and test services generally decrease as fixed charges, such as depreciation expense for the equipment, are allocated over a larger number of units produced. The Company plans to invest an additional approximately $25.0 million in property, plant and equipment during the balance of 1998. In addition, the Company's gross margin is significantly affected by fluctuations in service charges paid to ASI pursuant to the Supply Agreements. See "Dependence on Relationship with ASI; Potential Conflicts of Interests." Pricing arrangements relating to packaging and test services provided by ASI to the Company are subject to quarterly review and adjustment, and pricing arrangements relating to wafer fabrication services provided by ASI are subject to annual review and adjustment, in each case on the basis of factors such as changes in the semiconductor market, forecasted demand, product mix and capacity utilization and fluctuations in exchange rates, as well as the mutual long-term strategic interest of the Company and ASI. The Company's results of operations are also affected by declines over time in the average selling prices for particular products. At times in the past, the Company has been able to offset, at least in part, the effect of such decline on its margins by successfully developing and marketing new products with higher margins, such as advanced leadframe and laminate products and by taking advantage of economies of scale and higher productivity resulting from volume production. During 1998, the general slowdown in the semiconductor industry has resulted in strong pricing pressures which have resulted in decreased average selling prices ("ASP's") on many of the Company's products. There can be no assurance that the Company will be successful at offsetting any future declines in the selling prices of its products. During the first nine months of 1998, the Company has seen a significant growth in its laminate product business. Overall, the percentage of revenue derived from laminate products has increased rapidly during the first nine months of 1998. The shift in product mix has impacted the Company's revenues in that the average laminate product has an average selling price almost ten times the average selling price of an advanced or traditional product. See "Factors That May Affect Operating Results -- Expansion of Manufacturing Capacity; Profitability Affected by Capacity Utilization Rates."

  Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent upon a small group of customers for a substantial portion of its business. In 1997 and the nine months ended September 30, 1998, 40.1% and 35.4%, respectively, of the Company's packaging and test revenue were derived from sales to the Company's top five packaging and test customers, with 23.4% and 20.3%, respectively, derived from packaging and test sales to Intel. The Company currently generates 100% of its wafer fabrication revenues from, Texas Instruments (TI). See "Factors That May Affect Operating Results -- Customer Concentration; Absence of Backlog."

  Relationship with ASI. In 1997 and the nine months ended September 30, 1998, approximately 68% of the Company's revenues were derived from sales of services performed for the Company by ASI. In addition, substantially all of the revenues of ASI in 1997 and the nine months ended September 30, 1998 were derived from services sold by the Company. Historically, ASI has directly sold packaging and test services in Japan and Korea. The Company assumed substantially all of the marketing rights for services in Japan in January 1998. Also, the Company recently began offering wafer fabrication services through ASI's new deep submicron CMOS foundry which is capable of producing up to 15,000 8 inch wafers per month. See "Factors That May Affect Operating Results -- Risks Associated with New Wafer Fabrication Business." The Company expects the proportion of its net revenues derived from sales of services performed for the Company by ASI and the percentage of ASI's revenues from services sold by the Company to increase as the level of ASI's wafer fabrication output continues to grow. The Company has a first right to substantially all of the packaging and test service capacity of ASI and the exclusive right to all of the wafer output of ASI's new wafer foundry.

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

  The Company expects that the businesses of the Company and ASI will continue to remain highly interdependent by virtue of their supply relationship, overlaps and family ties between their respective shareholders and management, financial relationships, coordination of product and operation plans, joint research and development activities and shared intellectual property rights. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on ASI, including without limitation ASI's ability to effectively provide the contracted services on a cost-efficient and timely basis as well as ASI's financial condition and results of operations. The Company will continue to be controlled to a significant degree by James Kim and members of his family, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of ASI and its affiliates. In addition, the Company and ASI will continue to have certain contractual and other business relationships and may engage in transactions from time to time that are material to the Company. Although any such material agreements and transactions would require approval of the Company's Board of Directors, such transactions will generally not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has six directors, five of whom are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors. In addition, the Company may agree to certain changes in its contractual and other business relationships with ASI, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and ASI. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision. See " -- Liquidity and Capital Resources" and "Factors That May Affect Operating Results - - Dependence on Relationship with ASI; Potential Conflicts of Interest."

  In October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as "Workout." The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. This process involves negotiation between the related banks and ASI, and does not involve the judicial system. The Workout process also does not impact debts outstanding with trade creditors, in particular balances due to/or from ATI. ASI's operations are expected to continue uninterrupted during the process. ASI has requested the following; (1) All short-term debt be converted to long-term debt; (2) current interest rates be reduced; (3) all cross guarantees of ASI affiliates be extinguished. The creditor financial institutions can propose an alternative plan, which in addition to the items requested by ASI, could include debt to equity conversions and/or change in management. At the present time the creditor group is still assessing ASI's financial condition and evaluating the overall workout plan. The Company is not in position to make a determination as to the likely outcome of this process as it relates to ASI.


RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                           THREE MONTHS                 NINE MONTHS
                                               ENDED                       ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------          ------------------
                                        1997           1998          1997          1998
                                        ----           ----          ----          ----
Net revenues ....................      100.0%         100.0%        100.0%        100.0%
Cost of revenues ................       82.7           83.2          86.3          83.0
                                       -----          -----         -----         -----
  Gross profit ..................       17.3           16.8          13.7          17.0
                                       -----          -----         -----         -----
Operating expenses:
  Selling, general and
  administrative ................        7.0            7.8           7.1           7.7
  Research and development ......         .6            0.5           0.6           0.5
                                       -----          -----         -----         -----
     Total operating expenses ...        7.6            8.3           7.7           8.2
                                       -----          -----         -----         -----
Operating income ................        9.7            8.5           6.0           8.8
                                       -----          -----         -----         -----
Other (income) expense:
  Interest expense, net .........        2.9            0.6           2.6           1.5
  Foreign currency (gain) loss ..       (0.2)            --            --           0.3
  Other expense, net ............        0.3            0.3           0.2           0.6
                                       -----          -----         -----         -----
     Total other expense ........        3.0            0.9           2.8           2.4
                                       -----          -----         -----         -----
Income before income taxes,
   equity in income (loss) of
   ASI and minority interest ....        6.7            7.6           3.2           6.4
Provision for income taxes ......        0.2            2.2           0.3           2.0
Equity in income (loss) of ASI ..         --             --            --            --
Minority interest ...............        1.5             --           0.7            --
                                       -----          -----         -----         -----
Net income ......................        5.0            5.4           2.2           4.4
Pro forma adjustment for income
  taxes .........................        0.2             --           0.4          (0.1)
                                       -----          -----         -----         -----
Pro forma net (loss) income .....        4.8%           5.4%          1.8%          4.5%
                                       =====          =====         =====         =====

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1997

Net Revenues. The Company's net revenues of $386.7 million for the third quarter of 1998 were up 1.7% compared to net revenues in the third quarter of 1997. Due to a continued slowdown in the semiconductor industry, which the Company believes has resulted in excess packaging and test capacity and increased pricing pressures, packaging and test revenues decreased 6.2% during the third quarter of 1998 compared to packaging and test revenues in the third quarter of 1997. Net revenues and gross profit in the third quarter of 1998 were negatively impacted by a significant drop in average selling prices across all product lines and especially by decreases in the selling prices of laminate products. The Company significantly reduced prices for laminate products, to meet competitive pressures on prices from the continued overall slowdown in the semiconductor industry and existing excess capacity. If the Company is not able to reduce its material costs commensurate with declining average selling prices, the Company's gross margin will be adversely affected. In addition, the Company has significant fixed costs, which cannot be reduced if demand for its products decrease. The decline in packaging and test revenues was offset by revenues from the Company's wafer fabrication business which continued to increase, as well as revenues from Japan customers resulting from the assumption of marketing rights in Japan in January, 1998. Third quarter 1998 net revenues exceeded net revenues in the second quarter of 1998 by less than 1%. Packaging and test revenues decreased 4.2% in comparison to packaging and test revenues in the second quarter of 1998, while wafer fabrication revenues increased 137% compared to the second quarter of 1998.


Total unit volumes in the third quarter of 1998 decreased compared to the third quarter of 1997 and were basically flat compared to the second quarter of 1998. The Company's high end products (its laminate and advanced products) continued to grow in volume, accounting for 58% of net revenues in the third quarter of 1998 compared to 43% of net revenues in the third quarter of 1997 and 54% of net revenues in the second quarter of 1998. In the third quarter of 1998 unit volumes for laminate products grew significantly compared to the third quarter of 1997 and the second quarter of 1998. The Company anticipates continued strong growth for its laminate products as demand for new technology in semiconductor packaging continues to move in the direction of smaller and thinner sizes, which is currently best achieved with high end products. Unit volume of traditional products during the third quarter of 1998 declined in comparison to the third quarter of 1997 and the second quarter of 1998 volumes. Losses in volume for traditional products resulted from decreased sales to a small group of customers, who chose to bring traditional packaging in-house to fill their own excess capacity. The Company believes that as overall demand for traditional type packages increases in the future, the Company will see an increase in demand from these same customers.

As a result of competitive pressures and slow market conditions, the Company does not anticipate any growth in packaging and test revenues during the fourth quarter of 1998 or first quarter of 1999. The Company expects significant continued growth in revenue from its wafer fabrication business during the fourth quarter of 1998. However, the Company is currently dependent upon one customer for all of its current wafer fabrication revenues. Significant changes in demand from this customer and the Company's inability to attract additional customers could result in significant fluctuations in wafer fabrication revenues.

Gross profit. Gross profit for the third quarter of 1998 decreased 1.4% to $65.0 million, or 16.8% of net revenues, from $65.9 million, or 17.3% of net revenues in the third quarter of 1997. The lower gross margin percent in the third quarter of 1998 compared to the third quarter of 1997 is attributed to the following:


         - Lower gross margins during the third quarter of 1998 due to higher fixed costs and decreased unit volumes associated with traditional products packaged in the Company's Philippine operations.

         - Revenue contribution from wafer fabrication services in the third quarter of 1998, which services generally have lower gross margins than packaging and test revenues. The Company did not have any revenues from wafer fabrication services in the third quarter of 1997.

         - Improved gross margins on packaging and test services provided by ASI, as a result of the new supply agreement between the Company and ASI entered into in January, offset other decreases in gross margin.


The gross margin percent of 16.8% for the third quarter of 1998 was also below second quarter 1998 gross margin of 17.6%. The lower gross margin percent in the third quarter of 1998 compared to the second quarter of 1998 is attributed to the following:

         - Lower gross margins during third quarter of 1998 due to higher fixed costs and increased material costs as a percent of revenue relating to laminate products assembled in the Company's Philippine operations.

         - Revenue contribution from wafer fabrication services in the third quarter of 1998, which services generally have lower gross margins than packaging and test revenues. The Company did not have any revenues from wafer fabrication services in the third quarter of 1997.

         - Gross margins on packaging and test services provided by ASI were unchanged from second quarter of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter 1998 were $30.0 million, or 7.8% of net revenues, compared to $26.8 million, or 7.0% of net revenues, for the third quarter of 1997 and $28.9 million, or 7.5% of net revenues, for the second quarter of 1998. Increases are due primarily to employee related costs at P3 and at the wafer fabrication division and U.S. marketing, and sales divisions.

In November of 1998, the Company instituted a cost reduction program designed to decrease its selling, general and administrative expenses. Most significantly, the Company reduced the headcount of its U.S. sales, marketing and administrative functions by approximately 10%. The Company does not expect the charges related to this program to have a significant impact on fourth quarter net income. The Company expects to realize the benefit of the cost reduction program beginning in the first quarter of 1999.

Research and Development Expenses. Research and development expenses were $2.1 million for the third quarter of 1998 compared to $2.2 million in the third quarter of 1997 and $1.9 million in the second quarter of 1998.

Other (Income) Expense. Total other expense decreased to $3.4 million in the third quarter 1998 compared to $11.2 million in the third quarter of 1997 and $7.6 million for the second quarter of 1998. The declines in other expenses are due primarily to declines in net interest expense in these periods. Proceeds received from the Company's initial public offering in May 1998 were used to repay much of the Company's outstanding debt. Additionally, the Company has accumulated a significant cash balance. For the third quarter of 1998, net interest expense was $2.1 million compared to $11.0 million in the third quarter of 1997 and $4.9 million in the second quarter of 1998.

Income Taxes. The Company's effective tax rate for the third quarter of 1998 was 29% compared to effective tax rates of 6.9% and 29%, in the third quarter of 1997 and the second quarter of 1998, respectively (after giving effect to the pro forma adjustment for income taxes). The low effective tax rate during the third quarter of 1997 resulted from the recognition of deferred tax assets on currency losses for Philippine tax reporting purposes, which are not recognized for financial reporting purposes.

Minority Interest. Minority interest represented ASI's ownership in the consolidated net income of Amkor/Anam Pilipinas, Inc. ("AAP"). Accordingly, the Company recorded a minority interest expense in its consolidated financial statements relating to the minority interest in the net income of AAP.

In the second quarter of 1998, the Company purchased ASI's 40% interest in AAP and, as a result, the Company now owns substantially all of the common stock of AAP. The acquisition of the minority interest resulted in the elimination of the minority interest liability and in additional goodwill amortization of approximately $2.5 million per year.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Revenues. Although packaging and test net revenues for the nine months ended September 30, 1998 have increased over the same period in the prior year, the growth rate in packaging and test revenue has declined during each quarter of 1998. At the same time, revenues from the Company's Wafer fabrication business have grown rapidly since operations began in January 1998 and the Company assumed marketing rights from ASI for the packaging and test business in Japan. Overall, the Company's net revenues of $1,143 million for the nine months ended September 30, 1998 were up 9.5% compared to net revenues of $1,044 million for the nine months ended September 30, 1997. Packaging and test revenue increased 5.2%, while revenues from wafer fabrication operations contributed an additional revenue increase of 4.3%.

Total unit volumes increased during the nine months ended September 30, 1998 compared to the same period in 1997. The most significant increases were seen in the laminate products, whose volume more than doubled over the prior year. The Company's advanced products also increased in volume, however unit volumes for traditional packages were down. For the nine months ended September 30, 1998 laminate and advanced products accounted for approximately 52% of total packaging and test revenue compared to approximately 37% in the same period of the prior year. This trend has been consistent throughout the year and the Company does not expect any near term changes. The Company expects demand for new technology in semiconductor packaging to continue moving in the direction of smaller and thinner sizes, which is currently best achieved with laminate and advanced type products. Traditional products decreased to 43% from approximately 59% in the nine months ended September 30, 1997. Test revenues increased to 5% of total packaging and test revenues for the nine months ended September 30, 1998, compared to 4% for the same period in 1997.

Gross profit. Gross profit for the nine months ended September 30, 1998, increased 36.0% to $194.3 million, or 17.0% of net revenues, compared to $142.8 million, or 13.7% of net revenues for the nine months ended September 30, 1997. The higher gross margin percent in 1998 is attributed to the following:

         - Improved gross margins on packaging and test services provided by ASI as a result of the new supply agreement entered into in January 1998.

         - Improved gross margins at the Company's P3 factory operations, which were incurring significant start-up losses in the first half of 1997. Improved gross margins primarily resulted from increased volumes and better absorption of general fixed costs.

         - The positive impact from increased wafer fabrication sales during 1998, compared to no revenue in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $87.7 million, or 7.7% of net revenues, compared to $74.1 million, or 7.1% of net revenues, for the nine months ended September 30, 1997. Increases in these costs were due primarily to increased costs at P3, as product volumes continue to increase, and costs at the wafer fabrication division which began operations during 1998.

Research and Development Expenses. Research and development expenses were $6.1 million for the nine months ended September 30, 1998 compared to $5.8 million in the nine months ended September 30, 1997.


Other (Income) Expense. Total other expense decreased to $27.4 million in the nine months ended September 30, 1998 compared to $29.0 million in the nine months ended September 30, 1997. The declines in other expenses are due primarily to declines in net interest expense in these periods. Proceeds received from the Company's initial public offering in May 1998 were used to repay much of the Company's outstanding debt. Additionally, the Company has accumulated a significant cash balance. For the nine months ended September 30, 1998, net interest expense was $16.5 million compared to $27.4 million in the nine months ended September 30, 1997. The savings from the reduction in interest charges were offset in part by an increase in costs associated with the company's accounts receivable securitization agreement. Costs related to this agreement, which was signed in July 1997, were approximately $3.8 million in the nine months ended September 30, 1998 compared to $0.9 million in the same period of 1997. In addition, for the nine months ended September 30, 1998 the Company incurred approximately $1.5 million in loan charges related to its efforts to extend certain bank facilities prior to the initial public offering. Due to fluctuations in the Philippine peso, the Company incurred foreign exchange losses of $3.8 million for the nine months ended September 30, 1998, compared to a gain of $0.6 million for the nine months ended September 30, 1997.

Income Taxes. The Company's effective tax rate for the nine months ended September 30, 1998 was 29% compared to an effective tax rate of 21% in the nine months ended September 30, 1997 (after giving effect to the pro forma adjustment for income taxes). The low effective tax rate for the nine month period ended September 30, 1997 resulted from the recognition of deferred tax assets on currency losses for Philippine tax reporting purposes, which are not recognized for financial reporting purposes, net of increases in the effective rate resulting from non-deductible losses at the company's P3 operations which is currently under a tax holiday.

Minority Interest. Minority interest represented ASI's ownership in the consolidated net income of Amkor/Anam Pilipinas, Inc. ("AAP"). Accordingly, the Company recorded a minority interest expense in its consolidated financial statements relating to the minority interest in the net income of AAP.

In the second quarter of 1998, the Company purchased ASI's 40% interest in AAP and, as a result, the Company now owns substantially all of the common stock of AAP. The acquisition of the minority interest resulted in the elimination of the minority interest liability and in additional goodwill amortization of approximately $2.5 million per year.


LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had cash and cash equivalents of $172.3 million and working capital of $188.9 million. At September 30, 1998, the Company's working capital reflected an increase of $150.9 million compared to December 31, 1997. The increase in the Company's working capital since December 31, 1997 resulted primarily from the reduction of short-term debt and increased cash balances as a result of its initial public offering during the second quarter of 1998. (See Note 2 of Notes to Consolidated Financial Statements).

  The Company used the net proceeds received from the initial public offering primarily to repay an aggregate of approximately $264 million of short-term and long-term borrowings. Additionally, $86 million of the proceeds were used to repay amounts due to AUSA. In addition, the Company used such net proceeds to repay $102 million of short-term loans and $34 million to repurchase ASI's 40% interest in AAP. Following the application of the net proceeds of the initial public offering, the Company had $33 million of short-term borrowing and current portion of long-term debt, $225 million of long-term debt, which includes $207 million of the 5.75% Convertible Notes sold by the Company in the initial public offering, and no amounts then due to AUSA. In addition, the remaining $176 million of such net proceeds was available for capital expenditures and working capital.

  The Company has been investing significant amounts of capital to increase its packaging and test services capacity, including the construction of P3, the addition of capacity in the Company's other Philippine facilities and the construction of a new manufacturing facility in the United States. Advanced packaging processes are being developed at the U.S. facility. In 1997 and the nine months ended September 30, 1998, the Company made capital expenditures of $179.0 million and $80.5 million, respectively. Because the Company and ASI have added a significant amount of packaging and test capacity in recent years, the Company has decreased its level of capital expenditures in 1998. The Company currently intends to spend approximately $25 million in capital expenditures during the fourth quarter of 1998, primarily for capacity expansion at the Company's existing facilities in the Philippines to meet expected demand. The Company believes that expenditure levels could increase substantially in 1999 to provide the Company with adequate capacity.

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

  Prior to the Initial Public Offering, the Company met a significant portion of its cash requirements for working capital and capital expenditures from a combination of cash from operating activities, short-term and long-term bank loans and financing obtained for the benefit of the Company by AUSA, a wholly-owned financing subsidiary of ASI, as well as financing from a trade receivables securitization agreement. Currently, the Company does not rely on financing obtained for its benefit by AUSA. Cash provided by operating activities in 1997 and the nine months ended September 30, 1998 was $250.1 million and $130.9 million, respectively. Cash provided (used) in financing activities was $(16.0) million and $66.2 million for 1997 and the nine months ended September 30, 1998, respectively.

  At September 30, 1998, the Company's debt consisted of $41.9 million of borrowings classified as current liabilities, $18.5 million of long-term debt and capital lease obligations, $207.0 million of convertible subordinated notes, and no amounts due to AUSA. At September 30, 1998, the Company had $86.6 million in borrowing facilities with a number of domestic and foreign banks, of which $50.3 million remained unused. Certain of the agreements with such banks require compliance with certain financial covenants and restrictions, and are collateralized by assets of the Company. These facilities are typically revolving lines of credit and working capital facilities for one-year renewable periods and generally bear interest at rates ranging from 10.5% to 17.0%. Long-term debt and capital lease obligations outstanding at September 30, 1998 have various expiration dates through April 2004, and accrue interest at rates ranging from 5.8% to 13.0%.

  At September 30, 1998 ASI guaranteed the Company's obligation under a trade receivables securitization agreement with a commercial financial institution, whereby the financial institution has committed to purchase, with limited recourse, all rights, title and interest in eligible receivables, as defined by the agreement, up to $100 million ("Receivables Sale"). ASI currently has a significant amount of debt relative to its equity and is contingently liable under guarantees in respect of debt of its subsidiaries and affiliates, including AUSA. In October 1998, ASI entered into a debt restructuring program, referred to in Korea as "Workout". See "Overview-Relationship with ASI." Because ASI is a guarantor, the entry by ASI into the Workout program has triggered an event of default under the Company's trade receivables Securitization agreement. The Company has received a waiver for this covenant of the agreement.

  The Company incurs charges from ASI for package and test services performed on a monthly basis. Historically, the Company has paid ASI for these services on net 30-day terms. On July 21, 1998, the Company entered into a prepayment agreement with ASI relating to package and test services. In accordance with the agreement, the Company made a $50 million non-interest bearing advance to ASI representing approximately one month's charges for package and test services. In October 1998, the Company reduced its advance to ASI by $16.7 million by offsetting this amount against amounts due to ASI for October 1998 packaging and test charges. The Company will offset the remaining advance balance against billings by ASI for packaging and test services provided in November and December of 1998.

  In connection with its wafer foundry agreement with Texas Instruments, Inc. ("TI"), the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement. As part of this agreement, TI agreed to advance the Company $20 million in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company reduced the advance to ASI by $19 million to offset amounts due to ASI for October 1998 wafer foundry services. The remaining balance of $1million will be offset against November billings from ASI. The Company's advance from TI has been eliminated as of October 31, 1998.

  Prior to the consummation of the Reorganization, AEI was treated for U.S. federal and certain state tax purposes as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, up until the termination of AEI's S Corporation status on April 28, 1998 (the "Termination Date"), Mr. and Mrs. Kim and the trusts established for the benefit of other members of Mr. James Kim's family (the "Kim Family Trusts") had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. The Company, Mr. and Mrs. Kim and the Kim Family Trusts have entered into tax indemnification agreements providing that the Company will be indemnified by such stockholders, with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through the Termination Date. The tax indemnification agreements also provide that under certain circumstances the Company will indemnify Mr. and Mrs. Kim and the Kim Family Trusts if such stockholders are required to pay additional taxes or other amounts attributable to taxable years on or before the Termination Date as to which AEI filed or files tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $5.0 and $33.1 million in 1997 and for the nine months ended September 30, 1998, respectively. The Company believes the amount of such undistributed net income was less than $1.0 million at September 30, 1998. (See Note 1of Notes to Consolidated Financial Statements.)

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

YEAR 2000

The Company has been actively engaged in addressing the Year 2000 (Y2K) issues. These issues result from the use of two-digit, rather than four digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

State of Readiness: To manage its Y2K program, the Company has divided its efforts into four program areas:

-    Computing Systems (computer hardware and software);
-    Manufacturing Equipment;
-    Facilities and Utilities; and
- Supply Chain (equipment/inventory vendors, freight forwarders and other vendors).

For each of these program areas, the Company is using a five step approach:

- Ownership (creating awareness, assigning tasks, structured feedback and updates);
-    Inventory (listing items to be assessed for Y2K readiness);
- Initial Assessment (prioritizing the inventoried items and assessing their Y2K readiness including validation with vendors and testing where appropriate);
- Risk Assessment (Evaluate initial assessments, develop action and contingency plans); and
- Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans).

At September 30 ,1998, the Ownership and Inventory steps were essentially complete for all program areas (other than ongoing structured feedback and updates on progress). The target completion dates for priority items by remaining steps are as follows: Initial Assessment and Risk Assessments first quarter of 1999; Corrective Action Deployment - second quarter of 1999.

To date, the Company is on target to complete its initial assessments and risk assessments by the first quarter of 1999. The status for each program area is as follows:

- Computing Systems: With a few of exceptions, the Company believes that its technical infrastructure, including servers, communications equipment, personal computers ("PCs"), operating systems and standard software are Y2K compliant. Replacement of older PCs will take place through the end of 1999 as part of the Company's normal upgrade/expansion plans. Physical testing of the technical infrastructure is in process. The Company's applications inventory is complete, and plans are in place for either the upgrade or replacement of certain applications. Development of test plans and actual testing of applications whose functionality is impacted by Y2K are currently in process.

- Manufacturing Equipment: All manufacturing equipment has been inventoried and vendors have been contacted for their position on Y2K compliance. For every piece of equipment, the Company plans to implement vendor recommended actions, then perform a test on a representative piece of equipment (e.g. at the make/model/software version/BIOS level) for its conformance with industry Y2K testing standards. Assembly equipment testing is proceeding with relatively few failures experienced to date. Test equipment testing is scheduled to begin in the near future.

- Facilities and Utilities: All facilities and utilities will be inventoried in the fourth quarter of 1998 with supplier inquiries and initial risk assessment also to begin in the fourth quarter of 1998.

- Supply Chain: Supply Chain inventories and vendor surveys have been completed. In addition, the Company has developed supplier audit programs for its key equipment and material suppliers and freight forwarders. The Company will begin vendor audits and collection of support from such vendors regarding their Y2K compliance during the fourth quarter of 1998. In addition, the Company is continuing to review external software and information technology service providers , and to verify the readiness of our banking contacts. The Company intends to prepare contingency plans by the first quarter of 1999 for any supplier or service provider that is not Y2K capable. The Company will continue follow-up activities with select vendors through 1999, updating the related contingency plans regularly.

         ASI is the Company's most significant vendor. Because of its significance, the Company has conducted regular reviews as to the status of ASI's Y2K plan and progress. ASI has established a plan which mirrors the plan formulated by the Company. To date, the Company believes ASI to be at a similar stage of completion and the Company believes ASI is on target to meet the same timing deadlines previously outlined by the Company.

The Company's manufacturing equipment and systems are highly automated incorporating PC's, embedded processors, and related software to control activity scheduling, inventory tracking, statistical analysis and automated manufacturing. A significant portion of the Company's Y2K efforts on internal systems is intended to prevent disruption to manufacturing operations.

Costs to Address Y2K Issues: The Company continues to evaluate the estimated costs associated with the efforts to prepare for Y2K issues based on actual experience. While the efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its Y2K transition without any material adverse effect on its business operations or financial results.

Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its Computing Systems, Manufacturing Equipment, Facilities and Utilities and its Supply Chain. The Company's planning process is intended to mitigate worst - case business disruptions. The Company is preparing contingency plans to address worst-case issues which could delay product delivery. As noted above, the Company expects its initial contingency plans to be completed by the first quarter of 1999. The Company will continue to update its contingency plans throughout 1999 as circumstances dictate.

As stated above, based on currently available information, the Company does not believe that the Y2K matters discussed above will have a material adverse impact on the Company's financial condition or business operations, however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Y2K capability by a supplier, customer, or another third party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

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

  Beginning in 1997 and continuing through the current quarter of 1998, intense competition and a general slowdown in the semiconductor industry worldwide resulted in decreases in the average selling prices of many of the Company's packages. The Company expects that average selling prices for its services will continue to decline in the future. A decline in average selling prices of the Company's services, if not offset by reductions in the cost of producing those services or by a shift to higher margin products, would decrease the Company's gross margins and could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND PERSONAL COMPUTER INDUSTRIES

  The Company's business is substantially affected by market conditions in the semiconductor industry, which is highly cyclical and, at various times, has been subject to significant economic downturns characterized by reduced product demand, rapid erosion of average selling prices and production overcapacity. In addition, the markets for semiconductors are characterized by rapid technological change, evolving industry standards, intense competition and fluctuations in end-user demand. Because the Company's business will be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services for the foreseeable future, any future downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operating results for 1997 and the first nine months of 1998 were adversely affected by a downturn in the semiconductor market. In addition, a significant portion of the Company's net revenues from packaging and test services depends on the packaging and testing of semiconductors used in personal computer ("PC") products. The PC industry is subject to intense competition, is highly volatile and is subject to significant shifts in demand. As a result, any deterioration of business conditions in the PC industry could have a material adverse effect on the Company.

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

  The businesses of the Company and ASI have been interdependent for many years. In 1997 and the nine months ended September 30, 1998, approximately 68% of the Company's revenues were derived from sales of services performed for the Company by ASI. In addition, substantially all of the revenues of ASI in 1997 and the nine months ended September 30, 1998 were derived from services sold by the Company. The Company expects the proportion of its revenues derived from sales of services performed for the Company by ASI and the proportion of ASI's revenues from services sold by the Company to increase as the Company begins selling the wafer fabrication output of ASI's new wafer foundry. In the event the ability of ASI to supply the Company were disrupted for any reason, the Company's facilities in the Philippines would be able to fill only a small portion of the resulting shortfall in capacity. In addition, there are currently no significant third party suppliers of packaging and test services from which the Company could fill its orders. As a result, the Company's business, financial condition and operating results will continue to be significantly dependent on the ability of ASI to effectively provide contracted services on a cost-efficient and timely basis. The Company expects that the businesses of the Company and ASI will continue to remain highly interdependent by virtue of their supply relationship, family ties between their respective shareholders and management, financial relationships, coordination of product and operations plans, joint research and development activities and shared intellectual property rights. The termination or disruption of the Company's relationship with ASI for any reason, or the insolvency of, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                                          1996              1997
                                                          ----              ----
                                                              (IN MILLIONS)
INCOME STATEMENT DATA:
  Sales .........................................      W1,338,718       W1,786,457
  Cost of sales .................................       1,096,117        1,507,271
                                                       ----------       ----------
  Gross profit ..................................         242,601          279,186
  Selling and administrative expenses ...........          77,754          103,158
                                                       ----------       ----------
  Operating income ..............................         164,847          176,028
  Non-operating income:
     Interest and dividend income ...............          38,569           47,592
     Foreign exchange gains .....................          10,420          122,507
     Other ......................................           9,268           11,196
                                                       ----------       ----------
                                                           58,257          181,295
                                                       ----------       ----------
  Non-operating expenses:
     Interest expenses ..........................         138,657          160,658
     Amortization of deferred charges ...........           2,861           33,891
     Foreign exchange losses ....................          39,792          339,204
     Loss from forward contract .................              --           94,644
     Other ......................................           9,962           20,639
                                                       ----------       ----------
                                                          191,272          649,036
                                                       ----------       ----------
  Ordinary income (loss) ........................          31,832         (291,713)
  Extraordinary gains ...........................             447              774
  Extraordinary losses ..........................          11,072            1,812
                                                       ----------       ----------
  Net income (loss) before income taxes .........          21,207         (292,751)
  Income taxes ..................................          17,363            7,922
                                                       ----------       ----------
  Net income (loss) after income taxes ..........           3,844         (300,673)
  Minority interests in losses (earnings) of
   consolidated Subsidiaries, net ...............          (8,569)           1,206
  Amortization of consolidation adjustments,
   net ..........................................          (5,326)          (3,009)
  Equity in earnings (losses) of
    unconsolidated equity-method subsidiaries and
    investees, net ..............................             666          (46,253)
                                                       ----------       ----------
  Net loss ......................................        W(9,385)       W(348,729)
                                                       ==========       ==========

SUMMARY BALANCE SHEET DATA:
  Cash and bank deposits ........................        W324,139         W215,024
  Accounts and notes receivable, net ............         170,724          189,522
  Inventory .....................................         214,494          260,302
  Other current assets ..........................         145,302          241,965
                                                       ----------       ----------
     Total current assets .......................         854,659          906,813
                                                       ----------       ----------
  Property, plant and equipment, net ............         994,931        2,159,466
  Investments ...................................          83,715          121,880
  Long-term accounts receivable .................         198,251          203,739
  Long-term loans ...............................             747          258,322
  Other long-term assets ........................          92,985          285,810
                                                       ----------       ----------
     Total long-term assets .....................       1,370,629        3,029,217
                                                       ----------       ----------
          Total assets ..........................      W2,225,288       W3,936,030
                                                       ==========       ==========
  Short-term borrowings .........................       1,050,405        1,720,916
  Current maturities of long-term debt ..........          85,252          120,913
  Other current liabilities .....................         190,989          282,653
                                                       ----------       ----------
     Total current liabilities ..................       1,326,646        2,124,482
                                                       ----------       ----------
  Long-term debt, net of current maturities .....         475,045          736,784
  Long-term capital lease obligations ...........         106,068          861,813
  Other long-term liabilities ...................          67,672          111,017
                                                       ----------       ----------
     Total long-term liabilities ................         648,785        1,709,614
                                                       ----------       ----------
          Total liabilities .....................       1,975,431        3,834,096
                                                       ----------       ----------
  Minority interests ............................          21,600           25,160
  Stockholders' equity ..........................         228,257           76,774
                                                       ----------       ----------
          Total liabilities and stockholders'
              equity ............................      W2,225,288       W3,936,030
                                                       ==========       ==========


  A significant amount of the current and long-term liabilities of ASI are denominated in U.S. dollars and other foreign currencies. At December 31, 1997, the amount of U.S. dollar and other foreign currency denominated short-term borrowings, current maturities of long-term debt, long-term debt (net of current maturities) and long-term capital lease obligations were W1,222 billion, W59 billion, W159 billion and W834 billion, respectively. Due in part to the significant depreciation of the won (for example, from a Market Average Exchange Rate, as defined below, of W884 to $1.00 on December 31, 1996 to W1,415 to $1.00 on December 31, 1997 and W1,315 to $1.00 on November 12, 1998) resulting from the recent economic crisis in Korea, ASI's liabilities in won terms and its leverage calculated in won have significantly increased in 1997. The effect of this depreciation on ASI, however, has been mitigated by the fact that substantial amounts of ASI's revenues are denominated in U.S. dollars. The increase in ASI's liabilities was also attributable in part to additional financing obtained in connection with the construction of its new wafer foundry. See " -- Risks Associated with New Wafer Fabrication Business."

  The recent economic crisis in Korea has also led to sharply higher interest rates in Korea and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, particularly to highly leveraged companies, and to increase their reserves and provisions for non-performing assets. These developments will result in higher interest rates on loans to ASI and have otherwise made it more difficult for ASI to obtain new financing. In addition, ASI has obtained a significant amount of financing through arrangements obtained by AUSA. As an overseas subsidiary of ASI, AUSA was formed with the approval of the Bank of Korea. If the Bank of Korea were to withdraw such approval, or if AUSA otherwise ceased operations for any reason, ASI would be required to meet their financing needs through alternative arrangements. Therefore, there can be no assurance that ASI will be able to refinance its existing loans or obtain new loans, or continue to make required interest and principal payments on such loans or otherwise comply with the terms of its loan agreements. Any inability of ASI to obtain financing or generate cash flow from operations sufficient to fund its capital expenditure, debt service and repayment and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company. See " -- Risks Associated with Leverage" and " -- Dependence on International Operations and Sales; Concentration of Operations in the Philippines and Korea."

  As of December 31, 1997, ASI and its consolidated subsidiaries were contingently liable under guarantees in respect of debt of ASI's non-consolidated subsidiaries and affiliates in the Anam Group in the aggregate amount of approximately W857 billion. As of such date, ASI had provided guarantees for all of AUSA's debt of $319 million and $176 million of bank loans to one of the Company's subsidiaries, and the Company's obligations under a receivables sales arrangement. Prior to the initial public offering, the Company has met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. There can be no assurance that AUSA will be able to obtain additional guarantees, if necessary, from ASI. The Company currently does not depend on such financing arrangements. In addition, if any relevant subsidiaries or affiliates of ASI, certain of which may have greater exposure to domestic Korean economic conditions than ASI, were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

  In October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as "Workout." The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. This process involves negotiation between the related banks and ASI, and does not involve the judicial system. The Workout process also does not impact debts outstanding with trade creditors, in particular balances due to/or from ATI. ASI's operations are expected to continue uninterrupted during the process. ASI has requested the following; (1) All short-term debt be converted to long-term debt; (2) current interest rates be reduced; (3) all cross guarantees of ASI affiliates be extinguished. The creditor financial institutions can propose an alternative plan, which in addition to the items requested by ASI, could include debt to equity conversions and/or change in management. At the present time the creditor group is still assessing ASI's financial condition and evaluating the overall workout plan. The Company is not in position to make a determination as to the likely outcome of this process as it relates to ASI, however.

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

  The Company will continue to be controlled to a significant degree by James Kim and members of his family for the foreseeable future, and Mr. Kim and other members of his family will also continue to exercise significant influence over the management of ASI and its affiliates. In addition, the Company and ASI will continue to have certain contractual and other business relationships, including under the Supply Agreements, and may engage in transactions from time to time that are material to the Company. For example, on July 21, 1998 the Company entered into a prepayment agreement with ASI relating to assembly and test services. In accordance with the agreement, the Company made a $50 million non-interest bearing advance to ASI, representing approximately one month's charges for assembly and test services. The Company will offset this advance against billings by ASI for assembly and test services provided in the fourth quarter of 1998. (As of October 31, 1998, the Company had offset $16.7 million of the advance against ASI charges for October 1998.) Additionally, in connection with its wafer foundry agreement with TI, the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement. As part of this agreement, TI agreed to advance ATI $20 million in June 1998 as a prepayment of wafer foundry services to be provided in the fourth quarter of 1998. (TI was repaid in full in October, 1998.) The Company in turn advanced these funds to ASI as a prepayment for foundry service charges. The Company will offset $19 million of the advance to ASI against billings by ASI in October of 1998. Although any material agreements and transactions between the Company and ASI would require approval of the Company's Board of Directors, such transactions generally will not require any additional approval by a separate committee comprised of the disinterested members of the Board of Directors or by the Stockholders of the Company and conflicts of interest may arise in certain circumstances. There can be no assurance that such conflicts will not from time to time be resolved against the interests of the Company. The Company currently has six directors, five of who are disinterested. Under Delaware corporate law, each director owes a duty of loyalty and care to the Company, which if breached can result in personal liability for the directors.
In addition, the Company may agree to certain changes in its contractual and other business relationships with ASI, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of the Company's management will result in reduced short-term profitability for the Company in favor of potential long-term benefits to the Company and ASI. There can be no assurance that the Company's business, financial condition or results of operations will not be adversely affected by any such decision.

DEPENDENCE ON INTERNATIONAL OPERATIONS AND SALES; CONCENTRATION OF OPERATIONS IN THE PHILIPPINES AND KOREA

  All of the production facilities currently used to fill the Company's orders are located in the Philippines and Korea and many of the Company's customers' operations are located in countries outside of the United States. A substantial portion of the Company's revenues are derived from sales to customers located outside of the United States. In 1997 and the nine months ended September 30, 1998, sales to such customers accounted for 28% and 27%, respectively, of the Company's revenues. The Company expects sales outside of the United States to continue to represent a significant portion of its future revenues. As a result, the Company's business will continue to be subject to certain risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, political unrest, disruptions or delays in shipments, currency controls and fluctuations, changes in local economic conditions and import and export controls, as well as changes in tax laws, tariffs and freight rates. The Company has structured its global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The Company's tax returns through 1993 in the Philippines and through 1994 in the U.S. have been examined by the Philippine and U.S. tax authorities, respectively. The recorded provisions for subsequent open years are subject to changes upon examination by tax authorities of tax returns for these years. Changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for the Company.

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

Korea

  In 1997 and the nine months ended September 30, 1998, approximately 68% of the Company's revenues were derived from sales of services performed for the Company by ASI. The operations of ASI are subject to certain risks. Relations between Korea and the Democratic People's Republic of Korea ("North Korea") have been tense over most of Korea's history. Incidents affecting relations between the two Koreas continually occur. No assurance can be given that the level of tensions with North Korea will not increase or change abruptly as a result of current or future events, which could have a material adverse effect on ASI's, and as a result the Company's, business, financial condition and results of operations.

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

  During the same period, the value of the won relative to the U.S. dollar has depreciated significantly. The base rate under the market average exchange rate system, as announced by the Korea Financial Telecommunications and Clearings Institute in Seoul, Korea (the "Market Average Exchange Rate") as of November 12, 1998 was W1,315 to $1.00, as compared to the December 31, 1996 Market Average Exchange Rate of W884 to $1.00. Such depreciation of the won relative to the U.S. dollar has increased the cost of imported goods and services, and the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. Korea's foreign currency reserves also have declined significantly. Such developments have also led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, in particular to highly leveraged companies, and to increase their reserves and provisions for non-performing assets.

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

  Such recent and potential future developments relating to Korea, including the continued deterioration of the Korean economy, could have a material adverse effect on ASI's and the Company's business, financial condition and results of operations. See " -- Dependence on Relationship with ASI; Potential Conflicts of Interest."

CUSTOMER CONCENTRATION; ABSENCE OF BACKLOG

  Due to the concentration of market share in the semiconductor industry, the Company has been largely dependent on a small group of customers for a substantial portion of its business. In 1997 and the nine months ended September 30, 1998, 40.1% and 35.4%, respectively, of the Company's net revenues were derived from sales to the Company's top five customers, with 23.4% and 20.3% of the Company's net revenues, respectively, derived from sales to Intel Corporation ("Intel"). The ability of the Company to maintain close, satisfactory relationships with such customers is important to the ongoing success and profitability of its business. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods. None of the Company's customers are presently obligated to purchase any amount of packaging or test services or to provide the Company with binding forecasts of product purchases for any period. In addition, the Company's new wafer fabrication business will be significantly dependent upon Texas Instruments, Inc. ("TI"). The reduction, delay, or cancellation of orders from one of the Company's significant customers, including Intel for packaging and test services or TI for wafer fabrication services, could materially and adversely affect the Company's business, financial condition and results of operations. During the first half of 1998, TI's orders were below the minimum purchase commitment due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. To date, TI's orders during the second half of 1998 have increased significantly and the Company expects further increases through the end of 1998. There can be no assurance that TI will meet its purchase obligations subsequent to Q4 1998. In addition, there can be no assurance that customers will not reduce, cancel or delay orders. See " --

Dependence on the Highly Cyclical Semiconductor and Personal Computer Industries" and " -- Risks Associated with New Wafer Fabrication Business."

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

RAPID TECHNOLOGICAL CHANGE;  PRODUCT DEVELOPMENT

         The semiconductor packaging and test industry is characterized by rapid increases in the diversity and complexity of semiconductor packaging products. As a result, the Company expects that it will need to offer, on an ongoing basis, more advanced package designs in order to respond to competitive industry conditions and customer requirements. The requirement to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, advances in technology also typically lead to rapid and significant price erosion and decreased margins for older package types and may lead to products currently being offered by the Company becoming less competitive or inventories held by the Company becoming obsolete. The failure by the Company to achieve advances in package design or to obtain access to advanced package designs developed by others could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's success is also dependent upon the ability of it and ASI to develop and implement new manufacturing process and package design technologies. Semiconductor package design and process methodologies have become increasingly subject to technological change, requiring large expenditures for research and development. Converting to new package designs or process methodologies could result in delays in producing new package types, which could adversely affect the Company's ability to meet customer orders.


MANUFACTURING RISKS;  PRODUCTION YIELDS

  The semiconductor packaging process is complex and involves a number of precise steps. Defective packaging can result from a number of factors, including the level of contaminants in the manufacturing environment, human error, equipment malfunction, use of defective raw materials, defective plating services and inadequate sample testing. From time to time, the Company expects to experience lower than anticipated production yields as a result of such factors, particularly in connection with any expansion of its capacity or change in its processing steps. In addition, the Company's yield on new products will be lower during the period necessary for the Company to develop the requisite expertise and experience in producing such products and using such processes. The failure of the Company or ASI to maintain high quality production standards or acceptable production yields, if significant and sustained, could result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on the Company's business, financial condition and results of operation.

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

  The Company's right to the supply of wafers from ASI's foundry is subject to an agreement (the "TI Manufacturing and Purchasing Agreement") among ASI, the Company and TI, pursuant to which TI has agreed to purchase from the Company at least 40% of the capacity of this foundry and under certain circumstances has the right to purchase up to 70% of this capacity. As a result, the Company's wafer fabrication business will be significantly dependent upon TI, which may adversely affect the Company's ability to obtain additional customers. If the Company is unable to sell substantially all of the output of ASI's wafer foundry, its business, results of operations and financial condition could be materially and adversely affected. During the first half of 1998, TI's orders were below the minimum purchase commitment due to market conditions and issues encountered by TI in the transition of its products to .18 micron technology. To date, TI's orders during the second half of 1998 have increased significantly and the Company expects further increases through the end of 1998. There can be no assurance that TI will meet its purchase obligations subsequent to Q4 1998. Accordingly, there can be no assurance that TI will place orders representing at least 40% of the capacity of this foundry during this period or in the future. A failure by TI to comply with its minimum purchase obligations or the cancellation of a significant wafer fabrication order by TI or any other customer could have a material adverse effect on ASI's and the Company's business, financial condition and results of operations. The TI Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless terminated sooner. The TI Manufacturing and Purchasing Agreement may be terminated upon two years' prior notice by either ASI or TI if ASI and TI are unable to successfully negotiate prior to June 30, 2000 an amendment to the TI Technology Agreements or a new agreement with respect to ASI's use of TI's next-generation CMOS technology. During such two-year period, TI would be obligated to purchase a minimum of only 20% of the capacity of ASI's wafer fabrication facility. In addition, the TI Manufacturing and Purchasing Agreement may be terminated sooner upon, among other events, mutual written consent, material breach of the agreement by either party, the inability of either party to obtain any necessary government approvals, the failure of ASI to protect TI's intellectual property and a change of control, bankruptcy, liquidation or dissolution of ASI.

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

COMPETITION

  The independent semiconductor packaging and test industry is very competitive, being comprised of approximately 50 companies with about 15 of those companies have sales of $100 million per year or more. The Company faces substantial competition from established packaging companies primarily located in Asia, such as Advanced Semiconductor Engineering, Inc. (Taiwan), ASE Test Limited (Taiwan and Malaysia), ASAT, Ltd. (Hong Kong), Hana Microelectronics Public Co. Ltd. (Hong Kong and Thailand), Astra International (Indonesia), Carsem Bhd. (Malaysia), ChipPAC Incorporated (Korea), Siliconware Precision Industries Co., Ltd. (Taiwan), and Shinko Electric Industries Co., Ltd. (Japan). Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities, and have been operating for some time. Such companies have also established relationships with many large semiconductor companies which are current or potential customers of the Company. The principal elements of competition in the independent semiconductor packaging market include time to market, breadth of package offering, technical competence, design services, quality, production yields, responsiveness and customer service and price. On a larger scale, the

Company also competes with the internal manufacturing capabilities of many of its largest customers. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition.

  The independent wafer fabrication business is also highly competitive. The Company's wafer fabrication services compete primarily with independent wafer foundries such as Chartered Semiconductor Manufacturing, Ltd., Taiwan Semiconductor Manufacturing Company Ltd. and United Microelectronics Corporation, as well as with integrated device manufacturers such as LG Semicon Co., Ltd., Hitachi, Ltd., Toshiba Corp. and Winbond Electronics Corporation, which provide foundry services for other semiconductor companies. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and have been operating for some time. Many of these companies have also established relationships with many large semiconductor companies, which are current or potential customers of the Company. The principal elements of competition in the wafer foundry market include technology, delivery cycle times, price, product performance, quality, production yield, responsiveness and flexibility, reliability and the ability to design and incorporate product improvements. There can be no assurance that the Company will be able to compete successfully in the future against such companies.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

9a)  The following exhibits are filed as part of this report:

     Exhibit
     Number                         Description of Exhibit

      27.1                       Financial Data Schedule.


------------


(b) The registrant filed the following report on form 8-K during the quarter ended September 30, 1998:

     Press release issued on July 22, 1998 announcing the financial results for the second quarter ended June 30, 1998 which included the unaudited consolidated balance sheet as of June 30, 1998 and the unaudited consolidated statements of income for the three months and six months ended June 30, 1998.





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


                                  Amkor Technology, Inc.
                                  (Registrant)

       Signature                                                   Title                                     Date
       ---------                                                   -----                                     ----
 /s/ Frank J. Marcucci                    Chief Financial Officer and Secretary (Principal         November 13, 1998
-----------------------------             Financial, Chief Accounting Officer and Duly
   Frank J. Marcucci                      Authorized Officer)