Form 10-K405
period 1998-12-31
AMKOR TECHNOLOGY INC
filed 1999-03-31
CIK 1047127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 000-29472

                             AMKOR TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      23-172-2724
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                             1345 ENTERPRISE DRIVE
                             WEST CHESTER, PA 19380
                                 (610) 431-9600
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $397,010,688 as of March 16, 1999.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 1999, was as follows: 117,860,000 shares of Common Stock, $0.001 par value.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  Item 1.   BUSINESS....................................................    1
  Item 2.   PROPERTIES..................................................   21
  Item 3.   LEGAL PROCEEDINGS...........................................   21
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21

PART II.................................................................   22
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   22
  Item 6.   SELECTED FINANCIAL DATA.....................................   23
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   25
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   44
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   45
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   84

PART III................................................................   84
  Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........   84
  Item 11.  EXECUTIVE COMPENSATION......................................   84
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   84
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   84

PART IV.................................................................   84
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   84

                              USE OF CERTAIN TERMS

     All references in this annual report to "Amkor," "we," "us," "our" or the "company" are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as "Korea."

                                     PART I

ITEM 1. BUSINESS

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This business section contains forward-looking statements that involve risks and uncertainties. You may find these statements by the use of forward-looking terminology such as "believe," "expect," "anticipate," "estimate," "plan," "project," "may," "will" or other similar words. We have based these forward-looking statements on our own information and on information from other sources that we believe are reliable. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of risk factors and other factors noted throughout this annual report. Given this level of uncertainty, you should not place undue reliance on such forward-looking statements.

OVERVIEW

     Amkor is the world's largest independent provider of semiconductor packaging and test services. We believe that we are also one of the leading developers of advanced semiconductor packaging and test technology. We offer a broad and integrated set of packaging and test services, which are the final procedures to prepare semiconductor devices for further use. Our customers supply us with semiconductor wafers, and through a series of complex steps we incorporate individual semiconductor chips into protective packages that facilitate the integration of the semiconductor device into electronic products. We also provide final testing and related services that validate the operating specifications of the finished semiconductor device. In January 1998, we began marketing wafer fabrication services provided by Anam Semiconductor, Inc.'s ("ASI's") new semiconductor wafer foundry. ASI is our primary supplier of semiconductor packaging and test services from four factories they own in Korea. For the year ended December 31, 1998, we derived 69% of our net revenues and 49% of our gross profit from sales of services performed for us by ASI. We derived the remainder of our revenues from services performed by our three factories in the Philippines. We have entered into an asset purchase agreement with ASI to purchase the assets of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 is $607 million, including the assumption of up to $7 million of employee benefit liabilities. ASI has indicated that this purchase price would be reduced to $582 million if we sign an agreement to make an equity investment of $150 million in ASI over a four year period, pursuant to the proposed financial restructuring of ASI with its creditor banks, called a "Workout." The Company has sent ASI's creditor banks a letter committing to make an equity investment in ASI subject to certain conditions. See "-- Relationship With ASI," The terms on which we are willing to make this investment have not yet been accepted by ASI's creditor banks.

INDUSTRY BACKGROUND

     Semiconductors, transistors and integrated circuits are the essential building blocks used in most electronic products. Semiconductor material, usually silicon, has the properties of both an electrical conductor and an insulator, a non-conductor of electricity. A transistor is made of semiconductor material and enables both analog and digital circuits to manipulate and perform computations. In 1958, Texas Instruments developed the first integrated circuit, a complex semiconductor device consisting of multiple connected transistors residing on a single piece of silicon. Since then, semiconductor design and manufacturing technologies have improved and resulted in smaller, more complex and less costly integrated circuits.

     As semiconductor devices have evolved, there have been three important effects: (1) an increase in demand for computers and related products due to declining prices for such products, (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, communications equipment and automotive systems and (3) an increase in the number of semiconductor devices in electronic products. Semiconductor content in electronic products has increased from approximately 10.5% in 1992 to 14.8% in 1998, and this figure is expected to grow to 20.7% by 2002. Simultaneously, the worldwide semiconductor market expanded at a compound annual growth rate of 12.9% over a period of six years from $65.3 billion in

1992 to $134.8 billion in 1998. According to industry estimates, the worldwide semiconductor market is expected to total $234.8 billion by 2001, which represents a compound annual growth rate of 20.3% over 1998's level.

MANUFACTURING PROCESS

     The production of a semiconductor device is a complex process that requires increasingly sophisticated engineering and manufacturing expertise. The production process can be broadly divided into three primary stages: (1) wafer fabrication, (2) packaging of die into finished semiconductor devices and (3) test of finished semiconductor devices and other related services.

     Wafer Fabrication. The wafer fabrication process begins with the generation of a mask that defines the circuit patterns for the transistors and interconnect layers that will be formed on the raw silicon wafer. The transistors and other circuit elements are formed by repeating a series of process steps wherein: (1) a photosensitive material is first deposited on the wafer, (2) the material is exposed to light through the mask in a photolithography process and (3) the unwanted material is etched away, leaving only the desired circuit pattern on the wafer. By stacking various patterns, the individual elements of the semiconductor are defined. The final step in the wafer fabrication process is to electrically test each individual chip on the semiconductor wafer in a wafer probe process in order to identify the good chips for packaging.

     Packaging. The fabricated wafers are then transferred to semiconductor packaging factories. Semiconductor packaging protects the semiconductor device, dissipates heat from the semiconductor device and facilitates its integration into electronic products. In the packaging process, the wafer is diced into its individual die which are then separated from the wafer and attached to a substrate via an epoxy adhesive. Leads on the substrate are then connected by extremely fine gold wires to the input/output terminals on the chips through the use of automated machines known as wire bonders. Each lead is an input/output connector, and a higher number of leads increases the functionality and complexity of a semiconductor device. Each die is then encapsulated in a plastic molding compound, thus forming the package, which then goes through several additional finishing steps to prepare it for testing.

     Test. Following packaging, each packaged device is then tested using a sophisticated test platform and program that analyzes the many different operating specifications of the semiconductor device, including functionality, voltage, current and timing. The completed devices are either shipped back to the customer or shipped directly to their final destination.

TRENDS TOWARD OUTSOURCING

     Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on independent providers to handle overflow volume. Today, semiconductor companies are increasingly outsourcing their packaging and test services to independent providers for the following reasons:

INDEPENDENT PROVIDERS HAVE DEVELOPED EXPERTISE IN ADVANCED PACKAGING
TECHNOLOGIES.

     Semiconductor companies are facing ever-increasing demands for miniaturization, higher lead counts and improved thermal and electrical performance in semiconductor devices. As a result of this trend, many semiconductor companies view packaging as an enabling technology requiring sophisticated expertise and technological innovation. However, they have had difficulty developing the necessary capabilities with their internal resources and are relying on independent providers of packaging and test services as a key source of new package designs.

INDEPENDENT PROVIDERS CAN OFFER SHORTER TIME TO MARKET FOR NEW PRODUCTS BECAUSE THEIR RESOURCES ARE DEDICATED TO PACKAGING AND TEST SOLUTIONS.

     We believe that semiconductor companies are seeking to shorten the time to market for their new products and that having the right packaging technology and capacity in place is a critical factor in reducing delays for these companies.

     Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of independent packaging and test companies to deliver their new products to market more quickly.

MANY SEMICONDUCTOR MANUFACTURERS DO NOT HAVE THE ECONOMIES OF SCALE TO OFFSET THE SIGNIFICANT COSTS OF BUILDING PACKAGING AND TEST FACTORIES.

     Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, faster introductions of new products and the need to update or replace packaging equipment to accommodate new products have made it more difficult for semiconductor companies to sustain high levels of capacity utilization. Independent providers of packaging and test services, on the other hand, can use equipment at high utilization levels over a longer period of time for a broad range of customers, effectively extending the life of the equipment.

THE AVAILABILITY OF HIGH QUALITY INDEPENDENT PACKAGING AND TEST SERVICES ALLOWS SEMICONDUCTOR MANUFACTURERS TO FOCUS THEIR RESOURCES ON SEMICONDUCTOR DESIGN AND WAFER FABRICATION RATHER THAN SEMICONDUCTOR PACKAGING AND TEST SERVICES.

     As the cost to build a new wafer foundry has increased to over $1 billion, semiconductor companies are choosing to focus their capital resources on core wafer fabrication activities. As a result, semiconductor companies are outsourcing to independent packaging and test providers who have the ability to invest the capital needed to develop new packaging and test capacity.

THERE IS A GROWING NUMBER OF SEMICONDUCTOR COMPANIES WITHOUT FACTORIES, KNOWN AS "FABLESS" COMPANIES, THAT OUTSOURCE ALL OF THE MANUFACTURING OF THEIR SEMICONDUCTOR DESIGNS.

     Fabless semiconductor companies focus exclusively on the semiconductor design process and outsource virtually every significant step of the semiconductor manufacturing process. According to industry estimates, revenues of fabless semiconductor companies as a percentage of the worldwide semiconductor industry have expanded from 5.2% in 1997 to 6.3% in 1998. We believe that fabless semiconductor companies will continue to be a significant driver of growth in the independent packaging and test industry.

     These outsourcing trends, combined with the growth in the number of semiconductor devices being produced and sold, are increasing demand for independent packaging and test services. Today, nearly all of the world's major semiconductor companies use independent packaging and test service providers for at least a portion, if not all, of their packaging and test needs. According to industry estimates, independent packaging and test revenues are expected to grow at a compound annual growth rate of 26.4% over a period of three years from $4.6 billion in 1998 to $9.3 billion in 2001. Furthermore, the percentage of total packaging and test revenues generated by independent providers, which was 15.4% in 1995, is expected to increase to 23.3% in 2001.

     Certain of the same forces driving the growth of independent packaging and test are also driving demand for independent wafer fabrication services. Many semiconductor companies are outsourcing some or all of their wafer fabrication needs because the cost to build new wafer foundries has been rising steadily. This is particularly true for newer, smaller geometry technologies which cannot be produced in many semiconductor companies' existing wafer foundries. As the demand for semiconductor devices with smaller geometries increases, we believe semiconductor companies will increasingly utilize independent wafer manufacturers.

STRATEGY

     To build upon our leading industry position and to remain the preferred independent provider of semiconductor packaging and test services, we are pursuing the following strategies:

     CAPITALIZE ON OUTSOURCING TREND. We intend to continue to capitalize on the projected growth of the independent semiconductor packaging and test segment. We believe that semiconductor manufacturers will increasingly outsource packaging and test services to those independent providers who deliver superior quality and value. We work with our customers to quantify the cost savings of our services compared to their in-house capabilities. We believe our leading-edge technologies and manufacturing expertise enable us to optimize production yields, reduce cycle times and lower per unit costs.

     LEVERAGE SCALE AND SCOPE OF PACKAGING AND TEST CAPABILITIES. We are committed to expanding both the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost-effective solutions to our customers in the following ways:

     N We have the capacity to absorb large orders and accommodate quick turn-around times;

     N We use our size and industry position to obtain low pricing on key materials and manufacturing equipment; and

     N We offer an industry-leading breadth of packaging and test services and can serve as a single source for many of our customers.

     MAINTAIN TECHNOLOGY LEADERSHIP. We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capability and joint development activities with ASI in Korea through the following activities:

     N We are collaborating with customers to gain access to technology roadmaps for the next generation of semiconductor designs;

     N We are collaborating with companies, such as Compaq Computer Corporation, Ericsson Corporation, and Nokia Group, which purchase semiconductor devices from our customers, to design new packages that function with the next generation of electronic products; and

     N We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. We and Sharp Corporation have entered into a strategic alliance to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. the technology for their (LOGO)BGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation.

     STRENGTHEN CUSTOMER RELATIONSHIPS. We intend to further develop our long-standing customer relationships. We believe that because of today's shortened technology life cycles, integrated communications are crucial to speed time to market. We have customer support personnel located near the facilities of major customers and in acknowledged technology centers. These support personnel work closely with customers to plan production for existing packages as well as to develop requirements for the next generation of packaging technology. In addition, we are implementing direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information.

     PURSUE SELECTIVE ACQUISITIONS AND STRATEGIC RELATIONSHIPS. We are evaluating candidates for strategic acquisitions and joint ventures to strengthen our core business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging factories from semiconductor manufacturers. We intend to structure any such acquisitions to include long-term supply contracts with the seller. In addition, by establishing joint ventures, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services. For example, in October 1998, we entered into a joint venture with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., Scientek International Investment Co. Ltd. and Chinfon Semiconductor & Technology Company to build a packaging and test factory in Taiwan, a market with significant demand in which we currently have few customers.

     PROVIDE AN INTEGRATED, TURNKEY SOLUTION. We intend to provide a complete turnkey solution comprised of semiconductor wafer fabrication, packaging and test services. We believe that this will enable customers to achieve faster time to market for new products and reduce manufacturing costs.

COMPETITIVE STRENGTHS

     LEADING INDUSTRY POSITION. We are the world's largest independent provider of semiconductor packaging and test services. We have built our leading position through: (1) one of the industry's broadest offerings of packaging and test services, (2) expertise in the development and implementation of packaging and test technology, (3) long-standing relationships with our customers and (4) advanced manufacturing capabilities.

     BROAD AND INTEGRATED PACKAGING AND TEST SERVICES. With over 600 different package types, we offer one of the semiconductor industry's broadest lines of packaging and test services. We provide customers with a wide array of packaging alternatives including mature leadframe packages and newer advanced leadframe and laminate packages. We also offer an extensive line of services to test digital logic, analog and mixed signal semiconductor devices. We believe that the breadth of our packaging and test services is important to customers seeking to reduce the number of their suppliers.

     LEADING TECHNOLOGY INNOVATOR. We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed state-of-the-art thin package formats and laminate packages including our PowerQuad(R), SuperBGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have 95 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs. We also participate in joint development activities with ASI's research and development staff in Korea.

     LONG-STANDING RELATIONSHIPS WITH PROMINENT SEMICONDUCTOR COMPANIES. Our customer base consists of more than 150 companies, including 36 of the world's 40 largest semiconductor companies. In our 31-year operating history, we have developed long-standing relationships with many of our customers. We have served each of our ten largest customers, based on our 1998 net revenues, for more than ten years.

     ADVANCED MANUFACTURING CAPABILITIES. We believe that our company's and ASI's manufacturing excellence has been a key factor in our success in attracting and retaining customers. We have worked with ASI, our customers and suppliers to develop proprietary process technologies to enhance our existing manufacturing capabilities. These efforts have directly resulted in reduced time to market, increased quality and lower manufacturing costs. We believe our manufacturing cycle times are among the fastest available from any independent provider of packaging and test services.

PACKAGING AND TEST SERVICES

PACKAGING SERVICES

     We offer a broad range of package formats designed to provide our customers with a full array of packaging solutions. Our packages are divided into three families: traditional leadframe, advanced leadframe and laminate, as described below.

     Semiconductor packages have evolved from traditional leadframe to advanced leadframe to laminate in response to the increasing demands of today's high-performance electronic products. The differentiating characteristics of these packages include: (1) the size of the package, (2) the number of electrical connections the package can support and (3) the thermal and electrical requirements of the package.

     N As the size of semiconductor devices shrinks for use in portable computers and wireless telecommunications products, the size of packages must also shrink. In leading-edge packages, the size of the package is reduced to approximately the size of the individual chip itself, in a process known as chip scale packaging.

     N The number of electrical connections on a semiconductor device is an important factor in determining its end use in electronic products. As semiconductor devices increase in complexity, the number of electrical connections that is required also increases. Leadframe products have electrical connections from the semiconductor device to the electronic product through leads on the perimeter of the package. Our newer laminate products use balls on the bottom of the package to create the electrical connections and can support larger numbers of electrical connections. These products are called ball grid array or BGA products.

     N Advanced thermal and electrical characteristics of a particular package improve the functionality and durability of today's high-powered semiconductor devices. For example, a copper layer in a package can help reduce thermal wear on the semiconductor device and improve its electrical conductivity.

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                    1994           1995            1996             1997              1998
                                ------------   ------------   --------------   ---------------   --------------
Traditional leadframe.........  $491    85.7%  $749    80.3%  $  819    69.9%  $  834     57.3%  $  603    41.5%
Advanced leadframe............    47     8.2    136    14.6      202    17.3      312     21.4      343    23.6
Laminate......................     3      .6     15     1.7      109     9.3      251     17.3      438    30.2
Test and other................    32     5.5     32     3.4       41     3.5       59      4.0       68     4.7
                                ----   -----   ----   -----   ------   -----   ------   ------   ------   -----
    Total package and test net
      revenues................  $573   100.0%  $932   100.0%  $1,171   100.0%  $1,456    100.0%  $1,452   100.0%
                                ====   =====   ====   =====   ======   =====   ======   ======   ======   =====

     In addition, we had $116 million of net revenues from wafer fabrication services in 1998.

TRADITIONAL LEADFRAME PACKAGES

     Traditional leadframe packages are the most widely used package family and are characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. This package family has evolved from a design where the leads are plugged into holes on the circuit board to a design where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers' semiconductor devices. Continuous engineering and customization has reduced the footprint of the package on the circuit board and improved the electrical performance of the package. In addition, we have designed package types to dissipate the heat generated by high-powered semiconductor devices. Such "power" designs are advancements on our small outline package (SOP) and metric quad flat package (MQFP) and are called PowerSOP(R) and PowerQuad(R).

     The following table presents our traditional leadframe packages, including the number of leads and the description of and end uses for each package format.

                               NUMBER
       PACKAGE FORMAT         OF LEADS             DESCRIPTION                         END USES
       --------------         --------  ---------------------------------  ---------------------------------
Plastic Dual In-line Package      8-48  General purpose plastic package    Games, telephones, televisions,
  PDIP                                  used in consumer electronic        audio equipment and computer
                                        products                           peripherals
Shrink PDIP-SPDIP                30-64  General purpose plastic package    Games, telephones, televisions,
                                        used in consumer electronic        audio equipment and computer
                                        products                           peripherals
Hermetic                        Custom  Ceramic package used in high-      Military, space and commercial
                                        reliability applications           aviation products
Plastic Leaded Chip Carrier-     20-84  Package with leads on two sides    Copiers, printers, scanners,
  PLCC                                  used in a consumer electronics     desktop personal computers,
                                        and products in which the size of  electronic games and monitors the package is not vital
Small Outline Integrated          8-44  Small leadframe package designed   Pagers, cordless telephones, fax
  Circuit-SOIC                          for applications requiring low     machines, copiers, printers,
                                        height                             computer peripherals, audio and
                                                                           video products and automotive
                                                                           systems

                               NUMBER
       PACKAGE FORMAT         OF LEADS             DESCRIPTION                         END USES
       --------------         --------  ---------------------------------  ---------------------------------
Metric Quad Flat Package-       44-304  Package with leads on four sides   Desktop personal computers,
  MQFP                                  designed for advanced processors,  consumer and industrial products,
                                        controllers, digital signal        commercial and office equipment
                                        processors (DSPs) and application  and automotive systems
                                        specific integrated circuits
                                        (ASICs)
PowerQuad(R)                    64-304  Higher-performance, thermally-     High-performance computers such
                                        enhanced quad flat package (QFPs)  as workstations and servers, disk drives, central processing units
                                                                           (CPUs), audio and video products
                                                                           and telecommunications products
PowerSOP(R)                       8-36  Higher-performance, thermally-     Pagers, disk drives, wireless
                                        enhanced SOIC package              telecommunications products,
                                                                           automotive systems and industrial
                                                                           products

ADVANCED LEADFRAME PACKAGES

     Our advanced leadframe packages are similar in design to our traditional leadframe packages. However, the advanced leadframe packages generally are thinner and smaller, have more leads and have advanced thermal and electrical characteristics.

     The thin small outline packages (TSOPs), thin shrink small outline packages (TSSOPs), and shrink small outline packages (SSOPs) are smaller than our traditional small outline integrated circuit (SOIC) package. The thin quad flat package (TQFP) is a smaller version of the metric quad flat package (MQFP). We also offer power versions of these package types to dissipate heat generated by high-powered semiconductor devices. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products.

     The following table presents our advanced leadframe packages, including the number of leads and the description of and end uses for each package format.

                                  NUMBER
        PACKAGE FORMAT           OF LEADS           DESCRIPTIONS                       END USES
        --------------           --------  -------------------------------  -------------------------------
Thin Quad Flat Package -- TQFP    32-176   Designed for lightweight,        Laptop computers, desktop
                                           portable electronics requiring   personal computers, disk
                                           broad performance                drives, office equipment, audio
                                           characteristics                  and video products, and
                                                                            telecommunications and wireless
                                                                            telecommunications products
Thin Small Outline Package --     28-48    Package designed for             Laptop computers, desktop
  TSOP                                     high-volume production of        personal computers, still and
                                           low-lead count memory devices    video cameras, and standard
                                           such as FLASH, SRAM and DRAM     connections for peripherals to
                                                                            computers (PCMCIA)
Thin Shrink Small Outline          8-80    Smaller version of TSOP          Disk drives, recordable optical
  Package -- TSSOP                         designed for logic and analog    disks, audio and video
                                           devices and memory devices such  products, consumer electronics
                                           as FLASH, SRAM, EPROM, EEPROM    and telecommunications products
                                           and DRAM
Shrink Small Outline               8-56    Smallest of the SOP packages     Pagers, disk drives, portable
  Package -- SSOP                          designed for portable products   audio and video products and
                                           which require reduced size and   wireless telecommunications
                                           weight                           products
MicroLeadframe(TM)                 6-52    Package designed for low         Telecommunications and wireless
                                           lead-count devices requiring     telecommunications products and
                                           reduced size and improved        personal digital assistants
                                           thermal and electrical           (PDAs)
                                           performance

                                  NUMBER
        PACKAGE FORMAT           OF LEADS           DESCRIPTIONS                       END USES
        --------------           --------  -------------------------------  -------------------------------
ePad(TM), ExposedPad(TM)          6-128    Thermally and                    Pagers, disk drives and
                                           electrically-enhanced TQFP and   wireless telecommunications
                                           TSSOP packages                   products
Multi-Chip Package -- MCP          8-44    Package designed to integrate    FLASH memory devices, audio and
                                           two or more dice to maximize     video products, portable
                                           their operating performance      consumer electronics,
                                                                            telecommunications and wireless
                                                                            telecommunications products,
                                                                            and electronic automotive
                                                                            components

LAMINATE PACKAGES

     The laminate package family is our newest product offering. This family employs the ball grid array design which utilizes a plastic or tape laminate substrate rather than a leadframe substrate and places the electrical connections on the bottom of the package rather than around the perimeter.

     The ball grid array format was developed to address the need for higher lead counts required by advanced semiconductor devices. As the number of leads surrounding the package increased, packagers increased the proximity of the leads to one another in an attempt to maintain the size of the package. The nearness of one lead to another resulted in electrical shorting problems, and required the development of increasingly sophisticated and expensive techniques for producing circuit boards to accommodate the high number of leads.

     The ball grid array format solved this problem by effectively creating leads on the bottom of the package in the form of small bumps or balls. These balls can be evenly distributed across the entire bottom surface of the package, allowing greater distance between the individual leads. For the highest lead count devices, the ball grid array configuration can be manufactured less expensively and requires less delicate handling at installation.

     Our first package format in this family was the plastic ball grid array
(PBGA). We have subsequently designed or licensed additional ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing. These new laminate products include:

     N SuperBGA(R), which includes a copper layer to dissipate heat and is designed for low-profile, high-power applications;

     N (LOGO)BGA(R), which is designed to be approximately the same size as the chip and uses a thinner tape substrate rather than a plastic laminate substrate; and

     N ChipArray(R) BGA, which allows the package to be as small as 1.5 mm larger than the chip itself.

     We are currently designing and implementing extensions of existing ball grid array packages, such as ChipArray(R) BGA, TapeSuperBGA(R), TapeArray(TM) BGA and WaferScale Chip Scale Package, to further reduce package size and increase manufacturing efficiency.

     The following table presents our laminate packages, including the number of leads and the description of and end uses for each package format.

                                         NUMBER
           PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
           --------------              ----------  ---------------------------  ---------------------------
Plastic Ball Grid Array -- PBGA         119-580    Ball grid array package      Laptop computers, disk
                                                   designed for applications    drives, video cameras,
                                                   which require high           global positioning systems
                                                   performance                  (GPS), wireless
                                                                                telecommunications products
                                                                                and standard connections
                                                                                for peripherals to
                                                                                computers (PCMCIA)

                                         NUMBER
           PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
           --------------              ----------  ---------------------------  ---------------------------
SuperBGA(R)                             168-600    Higher-performance,          Laptop and palmtop
                                                   thermally-enhanced BGA       computers, personal digital
                                                   package designed for         assistants (PDAs), video
                                                   digital signal processors    graphical user interfaces
                                                   (DSPs), application          (video GUI), central
                                                   specific integrated          processing units (CPUs) and
                                                   circuits (ASICs) and         wireless telecommunications
                                                   microprocessors              products

fleXBGA(R)                              132-672    Low-profile package          Laptop computers, disk
                                                   designed to support a        drives, pagers, video
                                                   densely-packed ball grid     products and wireless
                                                   array for high lead count    telecommunications products
                                                   devices

Micro Ball Grid Array -- (LOGO)BGA(R)    8-100     Package approximately the    Laptop and palmtop
                                                   size of the die designed     computers, disk drives,
                                                   for applications which       personal digital assistants
                                                   require small size and       (PDAs), video products,
                                                   light weight such as memory  portable consumer products
                                                   devices, including FLASH,    and wireless
                                                   SRAM and Rambus DRAM,        telecommunications products
                                                   microprocessors, and
                                                   applications specific
                                                   integrated circuits (ASICs)

ChipArray(R) BGA                         8-208     Extension of PBGA package    Laptop and palmtop
                                                   designed for logic, analog   computers, personal digital
                                                   and memory devices and       assistants (PDAs), global
                                                   application specific         positioning systems (GPS),
                                                   integrated circuits (ASICs)  telecommunications and
                                                                                wireless telecommunications
                                                                                products

TapeSuperBGA(R)                         256-696    Extension of SuperBGA(R)     High-performance computers
                                                   package designed for high    such as workstations and
                                                   lead count devices           servers, data communication
                                                                                products and internet
                                                                                routers

TapeArray(TM) BGA                        48-256    Extension of fleXBGA(R)      Palmtop computers, disk
                                                   package designed for logic,  drives, personal digital
                                                   analog and memory devices    assistants (PDAs), global
                                                   and application specific     positioning systems (GPS),
                                                   integrated circuits (ASICs)  digital consumer
                                                                                electronics and wireless
                                                                                telecommunications products
WaferScale Chip Scale Package            40-200    Extension of (LOGO)BGA(R)    Laptop and palmtop
  wsCSP(TM)                                        package designed for logic   computers, personal digital
                                                   and memory devices and       assistants (PDAs), and
                                                   other low lead count         telecommunications and
                                                   devices                      wireless telecommunications
                                                                                products
Flip Chip BGA                           168-1140   Package with latest          High-performance computers
                                                   interconnect technology      such as workstations and
                                                   that delivers improved       servers, data
                                                   electrical performance to    communications products and
                                                   devices requiring a large    internet routers
                                                   number of leads in a small
                                                   package

                                         NUMBER
           PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
           --------------              ----------  ---------------------------  ---------------------------
Multi-Chip Package PBGA-                119-456    Extension of PBGA package    Modems, wireless
  MCP PBGA                                         designed to integrate two    telecommunications products
                                                   or more logic, analog and    and electronic automotive
                                                   memory devices and           components
                                                   application specific
                                                   integrated circuits (ASICs)
                                                   to maximize their operating
                                                   performance
VisionPak(TM)                             8-20     Ceramic ball grid array      Bar code scanners, digital
                                                   package in which             still cameras, digital
                                                   photographic-quality glass   video conferencing and
                                                   is mounted above the die     electronic toys

TEST SERVICES

     We also provide our customers with services to test the specifications of semiconductor devices. We have the capability to test digital logic, analog and mixed signal products. The combination of our test operations together with ASI's test operations comprises one of the largest independent test operations in the world. Although test services accounted for only 4.7% of our net revenues and were performed on only 14% of the total units shipped in 1998, we believe that our ability to provide both packaging and test services at the same location provides us with a competitive advantage.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer foundry. Using
 .25 micron and .18 micron CMOS process technology provided by Texas Instruments, Inc. ("TI"), this semiconductor wafer foundry can produce up to 15,000 eight inch wafers per month. ASI began limited production in January 1998 and since the end of 1998 has been operating at close to full capacity. The wafer foundry primarily manufactures digital signal processors ("DSPs"), application-specific integrated circuits ("ASICs") and other logic devices, which are found in many advanced electronic products.

     We plan to continue to focus our semiconductor technology development efforts to serve the high-performance digital logic market. However, as technological capability evolves and the need for new CMOS designs arise, we anticipate adding embedded memory and special analog functionality to our core CMOS technology.

     We can provide a complete turnkey solution comprised of wafer fabrication, packaging and test services. We believe that this will enable customers to achieve faster time to market for new products and reduce manufacturing costs.

     AGREEMENTS WITH ASI AND TI. TI and our company have entered into a Manufacturing and Purchase Agreement pursuant to which TI has agreed to purchase from us at least 40% of ASI's wafer foundry's capacity, and under certain circumstances has the right to purchase 70% of the wafer foundry's capacity.

     The Texas Instruments Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless it has been previously terminated. The agreement may be terminated upon, among other things: (1) the consent of ASI, TI and our company, (2) a material breach by ASI, TI or our company, (3) the failure of ASI to protect TI's intellectual property and (4) a change of control, bankruptcy, liquidation or dissolution of ASI. The agreement may also be terminated by ASI or TI on two years' notice if they cannot successfully negotiate an agreement to govern ASI's use of TI's next-generation CMOS process technology prior to September 30, 2000. During any such two-year notice period, TI will only be obligated to purchase a minimum of 20% of the wafer foundry's capacity.

     Under the Texas Instruments Technology Agreements, ASI has a license to use Texas Instruments' technology only to provide wafer fabrication services to Texas Instruments. For more information regarding the risks to our company of this relationship and ASI's limited technology license, see "Management's

Discussion and Analysis of Financial Condition and Results of
Operations -- Risks That May Affect Future Operating Performance -- Risks Associated with Our Wafer Fabrication Business" in Item 7 of this annual report.

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus on developing new package designs and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success factors in the semiconductor packaging and test market and believe that we have a distinct advantage in this area.

     We employ approximately 95 persons in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 1996, 1997 and 1998, we spent $10.9 million, $8.5 million and $8.3 million, respectively, on research and development. We expect to continue to invest in research and development.

     In addition to our internal development work and our co-development work with ASI, we also work closely with our packaging equipment and material suppliers in developing advanced processing capabilities and materials for use in our production process. Currently, we are focusing on development programs that extend the capability and applicability of the ball grid array design.

     We are implementing new package designs by entering into technology alliances and by licensing leading-edge package designs from others.

     N We and Sharp Corporation have entered into a strategic alliance to promote chip scale packaging with fleXBGA(R), a package which is also only slightly larger than the chip itself. The size of this package is ideal for portable electronic products, and the flexible tape substrate enables the package to support a denser ball grid array configuration and thus more complex semiconductor devices.

     N We have licensed from Tessera, Inc. the technology for its (LOGO)BGA(R) design, a package which is only slightly larger than the chip itself. Rambus Inc., a fabless semiconductor company, has adopted the
       (LOGO)BGA(R) package as the preferred package for their Rambus DRAM (RDRAM) designs. Rambus Inc. has developed a technology which increases the speed of semiconductor memory devices and has licensed this technology to leading DRAM manufacturers.

     N We have also licensed "flip chip" package design technology from LSI
       Logic Corporation. Using flip chip technology, we are able to design packages that support the highest number of leads available because we attach the input/output terminals on the chip directly to the leads on the substrate thereby eliminating the need for delicate wire bonds. The flip-chip package can support semiconductor devices with more than 1,000 leads.

MARKETING AND SALES

     We sell our packaging and test services and wafer fabrication services to our customers and support them through a network of international offices. To better serve our customers, our offices are located near our largest customers or near a concentration of several of our customers. Our office locations include sites in the U.S. (Austin, Texas; Boise, Idaho; Chandler, Arizona; Dallas, Texas; Santa Clara, California; and West Chester, Pennsylvania), France, Singapore, Taiwan and the Philippines. We have historically derived a substantial majority of our net revenues from U.S.-based customers.

     To provide comprehensive sales and customer service, we assign each of our customers a direct team consisting of an account manager, a technical program manager and one or more customer support representatives. We also typically support our largest multinational customers from multiple offices. We have 200 employees dedicated to our direct teams who focus on sales and customer service.

     The direct teams are closely supported by an extended staff of product managers, process and reliability engineers, marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended teams deliver an array of services to our customers. These services include: (1) providing information and expert advice on packaging solutions and trends, (2) managing the start-up of specific packaging and test programs, (3) providing a continuous flow of information to the customers regarding products and programs in process and (4) researching and helping to resolve technical and logistical issues.

     We are implementing direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information. These links connect our customers to our sales and marketing personnel worldwide and to our factories in the Philippines and ASI's factories in Korea.

CUSTOMERS

     We currently have more than 150 customers, and our customers include many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 1998:

Altera Corporation                 Integrated Device Technology,       Nvidia Corporation
Adaptec, Inc.                      Inc.                                Philips Electronics N.V.
Advanced Micro Devices, Inc.       Intel Corporation                   R.F. Micro Devices
Alcatel Mietec                     Lattice Semiconductor               Robert Bosch GmbH
American Micro Systems, Inc.       Corporation                         S3 Incorporated
Analog Devices, Inc.               Level One Communications, Inc.      SGS-THOMSON
Atmel Corporation                  LSI Logic Corporation               Microelectronics N.V.
Cirrus Logic                       Lucent Technologies, Inc.           Siemens AG
Conexant                           Macronix International Co., Ltd.    SMC Corporation
Cypress Semiconductor Corp.        Matra Harris Semiconductors         Siera Semiconductor Corporation
Dallas Semiconductor               Maxim Integrated Circuits           Silicon Storage Technology, Inc.
Fairchild Semiconductor            Microchip Technology Inc.           Taiwan Semiconductor
Harris Corporation                 Mitel Semiconductor                 Manufacturing Corporation Ltd.
Hewlett-Packard Company            Mitsubishi Electric Corporation     Texas Instruments, Inc.
International Business             Motorola, Inc.                      Toshiba
  Machines Corp.                   National Semiconductor Corp.        VLSI Technology, Inc.
IC Works Inc.                      NEC Corporation Ltd.                VTC Inc.
Integrated Circuit Systems, Inc.   NeoMagic Corporation                Xilinx, Inc.
                                   Northern Telecom

     Our five largest packaging and test customers collectively accounted for approximately 39.2%, 40.1% and 35.3% of our net revenues in 1996, 1997 and 1998, respectively. We anticipate that, for the foreseeable future, our top five customers will continue to account for a substantial percentage of our net revenues. In addition, during 1998, we derived 7.4% of our net revenues from wafer fabrication services, and we derived all of these revenues from TI. We have served each of our ten largest customers, based on our 1998 net revenues, for more than ten years.

MATERIALS AND EQUIPMENT

     Our packaging operations depend upon obtaining adequate supplies of materials and equipment on a timely basis. The principal materials used in our packaging process are leadframes or laminate substrates, gold wire and molding compound. We purchase materials based on customer orders, and our customers are generally responsible for any unused materials in excess of the quantity that they indicated that they would need.

     We work closely with our primary material suppliers to insure that materials are available and delivered on time. Moreover, we also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations. We are not dependent on any one supplier for a substantial portion of our material requirements.

     Our packaging operations and our expansion plans also depend on obtaining adequate supplies of manufacturing equipment on a timely basis. We work closely with major equipment suppliers to insure that equipment is delivered on time and that the equipment meets our stringent performance specifications. One of ASI's affiliates manufactures semiconductor packaging equipment exclusively for our company and ASI at locations in close proximity to our factories in the Philippines and ASI's factories in Korea. For a discussion of additional risks associated with our materials and equipment suppliers, see "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance -- Dependence on Materials and Equipment Suppliers" in Item 7 of this annual report.

ENVIRONMENTAL MATTERS

     For a discussion of the environmental issues and risks facing us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating
Performance -- Environmental Regulations" in Item 7 of this annual report.

COMPETITION

     The independent semiconductor packaging and test market is very competitive. This sector is comprised of approximately 39 companies.

     We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., ASE Test Limited, ASAT Ltd., Hana Microelectronics Public Co. Ltd., Astra International, Carsem Bhd., ChipPAC Incorporated, Siliconware Precision Industries Co., Ltd. and Shinko Electric Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     The principal elements of competition in the independent semiconductor packaging market include: (1) breadth of package offering, (2) technical competence, (3) new package design and implementation, (4) manufacturing yields,
(5) manufacturing cycle times, (6) customer service and (7) price.

     The independent wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with independent semiconductor wafer foundries, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. We also expect to compete with device manufacturers that provide semiconductor wafer foundry services for other semiconductor companies, such as LG Semicon Co., Ltd., Hitachi, Ltd., Toshiba Corp. and Winbond Electronics Corporation. Each of these independent semiconductor wafer foundries and many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company.

     The principal elements of competition in the wafer foundry market include:
(1) technical competence, (2) new semiconductor wafer design and implementation,
(3) manufacturing yields, (4) manufacturing cycle times, (5) customer service and (6) price.

     As with the independent semiconductor packaging market, we believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

     We currently hold 43 U.S. patents, 16 of which are held jointly with ASI, related to various semiconductor packaging technologies. These patents will expire at various dates from 2012 through 2016. We also have 89 pending patent applications. With respect to development work undertaken jointly with ASI, we share intellectual property rights with ASI under the terms of the supply agreements between our company and ASI. The supply agreements provide for the cross-licensing of intellectual property rights between our company and ASI. We also enter into agreements with other developers of packaging technology to license or otherwise obtain certain process or packaging technologies.

     We expect to continue to file patent applications when appropriate to protect our proprietary technologies. However, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. We may need to enforce our patents or other intellectual property rights or to defend our company against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources.

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If a third party were to bring a valid legal claim against our company or ASI, we and ASI could be required to: (1) discontinue the use of certain processes, (2) cease the manufacture, use, import and sale of infringing products, (3) pay substantial damages, (4) develop non-infringing technologies or (5) acquire licenses to the technology that we had allegedly infringed.

EMPLOYEES

     As of December 31, 1998, we had approximately 10,300 full-time employees. Of these employees, 8,845 were engaged in manufacturing, 940 were engaged in manufacturing support, 95 were engaged in research and development, 210 were engaged in marketing and sales and 210 were engaged in finance, business management and administration. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. In connection with our proposed acquisition of ASI's packaging and test facility located in Kwangju, Korea ("K4"), we expect to hire 1,700 employees currently working at K4. For a more complete discussion of the acquisition of K4, see "-- The Acquisition of K4."

CORPORATE HISTORY

     Amkor Technology Inc. was formed in September 1997 to consolidate the ownership of the following interdependent companies which were involved in the same business under the direction of common management (the "Reorganization"):

     N AEI and its subsidiaries Amkor Receivables Corp., which purchases our accounts receivable under an accounts receivable financing arrangement, and Amkor Wafer Fabrication Services SARL, which provides various technical support for CIL Limited's ("CIL") wafer fabrication services customers in Europe and Asia;

     N T.L. Limited ("TLL") and its subsidiary CIL, which markets our services to semiconductor companies in Europe and Asia;

     N Amkor/Anam EuroServices S.A.R.L. ("AAES"), which provides various technical and support services for CIL's packaging and test customers;

     N Amkor/Anam Advanced Packaging, Inc. ("AAAP"), Amkor/Anam Pilipinas, Inc.
       ("AAP") and AAP's subsidiary Automated MicroElectronics, Inc. ("AMI"), each of which provides manufacturing services; and

     N AK Industries, Inc. ("AKI") and its subsidiary, Amkor-Anam, Inc., which provides raw material purchasing and inventory management services.

     Subsequent to the Reorganization, we created additional subsidiaries and reorganized the ownership structure of several of our subsidiaries.

THE ACQUISITION OF K4

     We have entered into an asset purchase agreement with ASI to purchase the assets of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 is $607 million, including the assumption of up to $7 million of employee benefit liabilities. K4 provides packaging and test services for advanced leadframe and laminate packages that are used in high-performance electronic products such as cellular telephones, laptop computers, digital cameras and microprocessors. K4 began operating in October 1996 and is ASI's newest semiconductor packaging and test facility. In addition to other conditions, including the satisfactory completion of due diligence, the receipt of a fairness opinion and final board approval, our acquisition of K4 is subject to our ability to obtain financing of the entire amount of the purchase price on reasonable terms. We cannot be certain that we will be able to obtain this financing on reasonable terms. Our company and ASI continue to finalize the details of the acquisition, including ancillary agreements. ASI has indicated that it will reduce the purchase price of K4 to $582 million if we sign an agreement to make an equity investment of $150 million in ASI over a four year period, pursuant to the proposed financial restructuring of ASI with its creditor banks, called "Workout." The Company has sent ASI's creditor banks a letter committing to make an equity investment in ASI. The commitment is subject to conditions more fully described in "-- Relationship With ASI," and the terms on which we are willing to make this investment have not yet been accepted by ASI's creditor banks.

     K4 is situated on approximately 100 acres and currently consists of a 1,000,000 square feet facility, including 782,000 square foot of manufacturing and administrative space. K4 provides packaging and test services for many of our most advanced packages. In addition, the K4 site has the infrastructure in place to accommodate four pre-configured modules for a total of 1.6 million square feet of incremental capacity.

RELATIONSHIP WITH ASI

WHO IS ANAM SEMICONDUCTOR, INC.?

     ASI is a Korean company engaged primarily in providing semiconductor packaging and test services. ASI currently operates four semiconductor packaging and test factories in Korea, including K4. ASI also operates a semiconductor wafer foundry in Korea. ASI derives substantially all of its revenues from the sale of its packaging and test services to us. ASI also derives all of its wafer fabrication revenues from the sale of services to us. In addition, ASI markets its services directly to customers located in Korea.

     We have a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a director of ASI. For the years ended December 31, 1996, 1997 and 1998, we derived 72%, 68% and 69% of our net revenues and 51%, 42% and 49% of our gross profit from sales of services performed for us by ASI.

     In January 1998, we entered into new supply agreements with ASI. Under these agreements, we retain a first right to substantially all of its packaging and test services and the exclusive right to all of the output of its semiconductor wafer foundry. We expect to continue to purchase substantially all of ASI's packaging and test services and to purchase all of ASI's semiconductor wafer output.

THE KOREAN FINANCIAL CRISIS AND THE ASI WORKOUT

     ASI's business has been severely affected by the economic crisis in Korea. In late 1997, the Republic of Korea began to undergo a foreign currency liquidity crisis resulting in significant adverse economic circumstances and significant depreciation in the value of the Korean Won against the U.S. dollar. In order to address this situation, the government of Korea sought assistance from the International Monetary Fund and implemented a comprehensive policy intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies were intended to alleviate the economic difficulties and improve the economy over time, in the short term, they have resulted in: (1) slower economic growth, (2) a reduction in the availability of credit, (3) an increase in interest rates, (4) an increase in taxes, (5) an increase in the rate of inflation, (6) volatility in the value of the Korean Won, (7) an increase in the number of bankruptcies of Korean corporate entities and (8) unrest resulting from a significant increase in unemployment. Although the Korean economy recovered somewhat in the latter half of 1998, these conditions and similar conditions in other countries in the Asia Pacific region continue to pose a threat to the economies of such countries and to the region as a whole.

     ASI historically operated with a significant amount of debt relative to its equity. The economic crisis in Korea led to sharply higher interest rates and significantly reduced opportunities for refinancing maturing debts. Because ASI maintained a substantial amount of short-term debt, its inability to refinance this debt created a liquidity crisis for ASI.

     In addition to its own leveraged financial position, ASI guarantees certain debt obligations of its affiliates and subsidiaries, many of which have encountered similar or worse financial difficulties as a result of the crisis. In response to this situation, in October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as "Workout." The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. This process involves negotiation between the related banks and ASI, and does not involve the judicial system. The Workout process also does not impact debts outstanding with trade creditors, including balances due to/or from ATI. ASI's operations have continued uninterrupted during the process, and we expect ASI's operations to continue uninterrupted for the duration of the process.

     The Company has received the report of the meeting of ASI's Creditor Banks at which the principal terms of a Workout plan for ASI were approved (a translation of the principle terms of the ASI Workout is attached as Exhibit
99.1 filed with this annual report). We understand from ASI's management that many of the details of the Workout program will be contained in definitive agreements between ASI and the creditor banks and none of these agreements have yet been finalized. The terms of ASI's Workout set forth below are based upon the report and information provided to us by ASI's management. References to "won" or "W" are to the currency of Korea.

     The Workout as approved by the creditor banks contains the following relief provisions for ASI:

     N The creditor banks will allow ASI to defer repayment on principal of ordinary loans until December 31, 2003. After December 31, 2003 bank loans with repayment terms will be payable through readjustment of repayment schedules on the basis of the repayment period as of October 24, 1998. For loans without repayment terms, the schedule to repay principal amounts will be determined by ASI and the Creditor Banks at the end of such period.

     N The creditor banks will allow ASI to defer repayment of principal under capital leases until December 31, 1999, with payments of principal to resume under a 7 year installment plan thereafter.

     N The creditor banks will allow ASI to defer the maturity of its Won-denominated debentures held by the Creditor Banks for an additional three year term after currently scheduled maturity dates.

     N The creditor banks will allow ASI to make no interest payments on ordinary loans until December 31, 1999. The Creditor Banks will add accrued interest to the principal amounts of these loans every three months.

     N The creditor banks will reduce interest rates on ASI's remaining outstanding Won-denominated ordinary bank loans to 10% or the prime rate of each creditor bank, whichever is greater. This would reduce ASI's weighted average interest rate from 12.9% before the Workout to 10.5% after the Workout.

     N The creditor banks will give ASI a five year grace period until December
       31, 2003 against enforcement of guarantees made by ASI for liabilities of ASI's affiliates. In addition, interest will not accrue on guaranteed obligations during the five year period.
     N The creditor banks will provide to ASI a short-term loan of W50 billion at the prime rate plus 1%, to be repaid with proceeds from the sale of K4.
     N The creditor banks will convert W250 billion ($208 million, using the December 31, 1998 exchange rate of W1207 to $1.00) of ASI debt held by the creditor banks into: (1) W122.3 billion ($102 million using the December 31, 1998 exchange rate) in equity shares of ASI, (2) W108.1 billion ($90 million using the December 31, 1998 exchange rate) in five-year non-interest bearing convertible debt and (3) W19.6 Billion ($16 million) in non-interest bearing loans. The conversion would take place in installments over four years and at a conversion rate equal to W5,000 per share, the par value of ASI's common stock. In order for the initial conversion of debt to take place in accordance with the terms of Workout, ASI will have to undergo a series of corporate actions, including a reverse stock split to bring the fair market value of its equity shares to a price at least equal to the par value of such shares. The creditor banks would time their conversions of ASI debt to coincide with equity investments made in ASI by a third-party investor company, in the aggregate amount of $150 million over a four year period.

     The conversion of debt by the creditor banks depends upon ASI obtaining a commitment from a third party foreign investor to invest $150 million in ASI equity over a four-year period. We have sent a letter to ASI's creditor banks committing, subject to certain conditions, to make an investment of $41 million in 1999 and, assuming certain additional conditions are met, we will invest an additional $109 million between years 2000 and 2002. Our commitment letter provides that upon meeting these conditions, we would invest $41 million in 1999, 2000, and 2001, with a final investment of $27 million in 2002. We would purchase the ASI shares at W5,000 per share. Since our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars. The letter has not yet been accepted by ASI's creditor banks, and we cannot be certain that the banks will agree to the terms we have proposed for the investment. Our commitment to invest in ASI must be finalized before the Workout agreements will be implemented. If we reach agreement with ASI's creditors banks on the terms of our commitment, ASI has indicated that it will reduce the K4 purchase price to $582 million from $607 million. We do not believe that any other third party is considering investing in ASI.

     ASI has not finalized the Workout agreement with the creditor banks. Assuming the creditor banks and ASI finalize and implement the Workout, upon completion of the first installment of the conversion of debt of the creditor banks to equity or convertible debt and the first installment of our equity investment, the relative equity ownership of ASI among the creditor banks, the Kim family and our company would be approximately 27%, 21% and 21%, respectively (assuming an exchange rate of W1,200 to $1.00) Upon completion of all debt conversions and equity investments contemplated by the Workout through 2002, the relative equity ownership of ASI among the creditor banks, the Kim family and our company would be approximately 29%, 11% and 43%, respectively (assuming an exchange rate of W1,200 to $1.00 and without any future sales of ASI stock by these parties). Upon conversion of all of the convertible debt issued to creditor banks, which would be permitted beginning one year after the date of issuance of such debt, the ownership of ASI among the creditor banks, the Kim family and our company would be approximately 43%, 9% and 34%, respectively (assuming an exchange rate of W1,200 to $1.00 and without any future sales of ASI stock by these parties).

     The creditor banks have the right to terminate the Workout if ASI fails to meet the conditions of the Workout, which includes conditions related to ASI's financial performance. We believe that if the Workout is not finalized by the creditor banks and ASI, or if the creditor banks subsequently terminate the Workout, the debt relief afforded to ASI pursuant to the Workout would be terminated and the creditor banks could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations. If this were to occur, ASI's and our businesses could be harmed.

RELATIONSHIP WITH ASI FOLLOWING THE WORKOUT AND PROPOSED ACQUISITION OF K4

     We expect ASI to continue to be important to our business in the future. Under our supply agreements with ASI, we have a first right to substantially all of the packaging and test services of ASI and the exclusive right to all of the wafer output of ASI's wafer foundry. The supply agreements have a five-year term and may be terminated by either party upon five years' written notice after completion of the initial five year term. The supply agreements may also be terminated upon breach or insolvency of either party. We expect to continue to have certain contractual and other business relationships with ASI, including those under the supply agreements. The supply agreements generally provide for continued cooperation between our company and ASI in research and development, as well as cross-licensing of intellectual property rights. The supply agreements also provide for continued capital investment by ASI based on our forecasts. If the Workout is not agreed upon by ASI and its creditor banks or if it is not successful, ASI's ability to meet the capital expenditure requirements for expansion may be limited.

     Concurrent with the completion of the proposed acquisition of K4, we will enter into a transition services agreement and an intellectual property licensing agreement with ASI. The terms of these agreements are being negotiated.

     Our company and ASI will also continue to have close ties due to our overlapping ownership and management. The Kim family currently beneficially owns approximately 65.8% of our outstanding common stock and approximately 40.7% of ASI's Common Stock. As a result of the Workout as currently contemplated, the Kim family's ownership of ASI will be substantially diluted. Nevertheless, we believe that the Kim family will continue to exercise significant influence over ASI and its affiliates, as well as over our company. We expect that Mr. James Kim will continue to serve as Chairman of ASI and as our Chairman and Chief Executive Officer. If our company makes an investment of $150 million in ASI in connection with the Workout, our company would own approximately 43% of the outstanding common stock of ASI by the year 2002, which would increase the interrelationship of our two companies (assuming an exchange rate of W1,200 to $1.00, without any future sales of ASI stock by us, and before conversion of outstanding convertible notes to equity).

     Our company has also entered into agreements with ASI and TI relating to our wafer fabrication business. For more information on these agreements, please see "Business -- Wafer Fabrication Services."

     We may engage in other transactions with ASI from time to time that are material to us. For further information regarding our historical relationship with ASI, see "Certain Transactions."

ASI'S FINANCIAL CONDITION

     ASI's ability to continue to provide services to us will depend on ASI's financial condition and performance. ASI is currently in a weak financial condition, and it is not certain whether the Workout that is being negotiated will be sufficient to allow ASI to substantially improve its financial condition.

     The following is a summary of the audited, December 31, 1996, 1997 and 1998 unconsolidated financial information pertaining to ASI. The unconsolidated financial information differs from consolidated financial data in certain significant respects. Under generally accepted accounting principles in Korea ("Korean GAAP"), investments are carried at cost. Consequently, income or losses from subsidiaries and equity investments are generally not considered in determining net income on an unconsolidated basis. In addition, revenues earned on sales to affiliated companies are not eliminated. In 1997, ASI's net loss on a consolidated basis was W348,729 million. Consolidated financial statements for 1998 are not available. The financial information is prepared in accordance with Korean GAAP which differs from U.S. GAAP. These differences include accounting for investment securities, foreign currency translation, impairment of long lived assets, deferred assets, deferred taxes and goodwill. Under U.S. GAAP the U.S. dollar would be the functional currency for ASI. U.S. GAAP financial statements are not available.

     Beginning in late 1997 and continuing into 1998, the won depreciated significantly against the U.S. dollar and other foreign currencies. On December 31, 1996, the exchange rate was W884 to $1.00. By comparison, the exchange rate was W1,415 to $1.00 on December 31, 1997 and W1,207 to $1.00 on December 31, 1998. No representation is made that the won or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or won, as the case may be, at any particular rate or at all.

               ASI UNCONSOLIDATED CONDENSED FINANCIAL INFORMATION
                                 (KOREAN GAAP)

                                                           1996          1997            1998
                                                        ----------   -------------    ----------
                                                                     (IN MILLIONS)
INCOME STATEMENT DATA:
  Sales...............................................  W1,125,880    W1,428,353      W2,261,395
     Gross profit.....................................     162,965       212,059         143,199
     Operating income.................................     112,815       153,402          78,641
     Interest and dividend (income) expense, net......      54,637        61,731         246,139
     Foreign exchange (gains) losses, net, losses on
       forward exchange contracts and amortization of
       deferred charges, net..........................      31,720       343,169        (187,831)
     Loss on valuation of inventories.................          --           444          21,179
     Other, net.......................................      (3,875)          235         (32,462)
                                                        ----------    ----------      ----------
          Total non-operating (income) expense, net...      82,482       405,579          47,025
                                                        ----------    ----------      ----------
     Ordinary income (loss) before income taxes and
       extraordinary items............................      30,333      (252,177)         31,616
  Income tax..........................................       7,286            --              --
  Extraordinary (gains) losses, net...................       3,322          (484)        189,811
                                                        ----------    ----------      ----------
     Net income (loss)................................  W   19,725    W (251,693)      W(158,195)
                                                        ==========    ==========      ==========
  Depreciation expense................................  W   83,433     W 123,142       W 301,874
                                                        ==========    ==========      ==========

                               ASI UNCONSOLIDATED
                                 (KOREAN GAAP)

                                                                   DECEMBER 31
                                                      --------------------------------------
                                                         1996          1997          1998
                                                      ----------    ----------    ----------
                                                                  (IN MILLIONS)
SUMMARY BALANCE SHEET DATA:
  Cash and bank deposits............................   W 291,554    W  190,473    W    8,623
  Accounts and notes receivable, net................      50,219        86,274       101,646
  Inventories.......................................      90,889       116,224        61,749
  Short-term loans to affiliates....................       2,680        28,919       340,344
  Other current assets..............................      67,868       161,512       105,131
                                                      ----------    ----------    ----------
     Total current assets...........................     503,210       583,402       617,493
                                                      ----------    ----------    ----------
  Property, plant and equipment, net................     884,985     2,075,065     2,212,544
  Investments.......................................     114,093       122,732       116,849
  Long-term accounts receivable.....................       9,696         9,518         6,120
  Other long-term assets............................      38,507       231,898       109,795
                                                      ----------    ----------    ----------
     Total long-term assets.........................   1,047,281     2,439,213     2,445,308
                                                      ----------    ----------    ----------
          Total assets..............................                                       W
                                                      W1,550,491    W3,022,615     3,062,801
                                                      ==========    ==========    ==========
  Short-term borrowings.............................  W  410,009    W  932,937    W  924,426
  Current maturities of long-term debt..............      80,222        93,396       214,161
  Provision for losses on short-term loans to
     affiliates.....................................          --            --       190,000
  Other current liabilities.........................     202,863       280,951       387,868
                                                      ----------    ----------    ----------
     Total current liabilities......................     693,094     1,307,284     1,716,455
                                                      ----------    ----------    ----------
  Long-term debt, net of current maturities.........     402,020       654,662       448,212
  Long-term capital lease obligations...............     105,428       852,444       655,105
  Other long-term liabilities.......................      57,074        74,915        78,563
                                                      ----------    ----------    ----------
     Total long-term liabilities....................     564,522     1,582,021     1,181,880
                                                      ----------    ----------    ----------
     Total liabilities..............................   1,257,616     2,889,305     2,898,335
                                                      ----------    ----------    ----------
  Stockholders' equity..............................     292,875       133,310       164,466
                                                      ----------    ----------    ----------
     Total liabilities and stockholders' equity.....                         W             W
                                                      W1,550,491     3,022,615     3,062,801
                                                      ==========    ==========    ==========

     A significant amount of the current and long-term liabilities of ASI are denominated in U.S. dollars and other foreign currencies. At December 31, 1998, the amount of U.S. dollar and other foreign currency denominated short-term borrowings, current maturities of long-term debt, long-term debt (net of current maturities) and long-term capital lease obligations were W253 billion, W80 billion, W96 billion and W633 billion, respectively. Due in part to the significant depreciation of the won resulting from the economic crisis in Korea, ASI's dollar-denominated liabilities in won terms and its leverage calculated in won significantly increased in 1997. The effect of this depreciation on ASI, however, has been mitigated by the fact that substantial amounts of ASI's revenues are denominated in U.S. dollars. The increase in ASI's liabilities was also attributable in part to additional financing obtained in connection with the construction of its new semiconductor wafer foundry.

     As of December 31, 1998, ASI was contingently liable under guarantees in respect of debt of ASI's subsidiaries and affiliates in the Anam Group including AUSA in the aggregate amount of approximately W668 billion. In addition, if any relevant subsidiaries or affiliates of ASI, certain of which may have greater exposure to domestic Korean economic conditions than ASI, were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

ITEM 2. PROPERTIES

     We provide packaging and test services through our three factories in the Philippines. We source additional packaging and test services from four factories located in Korea and owned by ASI, including K4, pursuant to a supply agreement with ASI. We also source wafer fabrication services from ASI's semiconductor wafer foundry located in Korea pursuant to another supply agreement. In addition, we have a research and development facility at our Chandler, Arizona site. For information about our supply agreements with ASI, see "Relationship With ASI."

     We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. Each of our factories and each of ASI's factories is ISO9002 and QS-9000 certified. ISO9002 is a worldwide manufacturing quality certification program administered by an independent standards organization. QS-9000 is a manufacturing quality certification program administered by an independent standards organization that is used primarily by U.S. automotive manufacturers. We believe that many of our customers prefer to purchase from suppliers who are ISO9002 and QS-9000 certified. In addition to providing world-class manufacturing services, our factories in the Philippines and ASI's factories in Korea provide purchasing, engineering and customer service support.

     The size, location, and manufacturing services provided by each of our company's and ASI's factories is set forth in the table below.

                                          APPROXIMATE
                                         FACTORY SIZE
               LOCATION                  (SQUARE FEET)            MANUFACTURING SERVICES
               --------                  -------------            ----------------------
OUR FACTORIES
Muntinlupa, Philippines(P1)                 579,000       Packaging and test services
                                                          Packaging and process development
Muntinlupa, Philippines(P2)                 115,000       Packaging services
Province of Laguna, Philippines(P3)         388,000       Packaging and test services

ASI'S FACTORIES
Seoul, Korea(K1)                            646,000       Packaging services
                                                          Package and process development
Buchon, Korea(K2)                           264,000       Packaging services
Bupyung, Korea(K3)                          404,000       Packaging and test services
Kwangju, Korea(K4)                          782,000       Packaging and test services
Buchon, Korea                               480,000       Wafer fabrication services

     Our operational headquarters is located in Chandler, Arizona, and our administrative headquarters is located in West Chester, Pennsylvania. In addition to an executive staff, the Chandler, Arizona campus houses: (1) sales and customer service for the southwest region, (2) product management planning and marketing and (3) a 121,000 square foot center for technical design and research and development. The West Chester location houses finance and accounting, legal, personnel administration and information systems, and serves as a satellite sales office for our eastern sales region.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business we may be involved in legal proceedings from time to time. As of the date of this annual report, there are no material proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "AMKR." Public trading of the common stock began on May 1, 1998. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the Nasdaq National Market.

                            1998                               HIGH       LOW
                            ----                              -------    ------
Second Quarter (from May 1, 1998)...........................  $14.000    $7.000
Third Quarter...............................................  $ 9.750    $3.250
Fourth Quarter..............................................  $10.875    $3.000

DIVIDEND POLICY

     We have not paid cash dividends and have no present plans to do so. We have a negative covenant prohibiting dividends under the terms of one of our current loan agreements.

     There were approximately 102 holders of record as of March 15, 1999 of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Prior to our initial public offering in May of 1998, 82,610,000 shares of Common Stock were issued to Mr. James Kim and members of his family in exchange for their outstanding interests in entities affiliated with our predecessor. Such issuances were made pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. See "Corporate History" in Item 1 of this Annual Report. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with our company, to information about our company.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     We have derived the selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998 from our consolidated financial statements. Arthur Andersen LLP, independent public accountants, has audited the consolidated financial statements as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998. Their report thereon, together with such consolidated financial statements and the notes thereto, are included elsewhere in this annual report. We have derived the selected consolidated financial data presented below as of December 31, 1994, 1995 and 1996 and for the years ended December 31, 1994 and 1995 from audited consolidated financial statements which are not presented herein. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto, included elsewhere in this annual report.

                                                               YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                              1994        1995         1996          1997          1998
                                            --------    --------    ----------    ----------    ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues............................  $572,918    $932,382    $1,171,001    $1,455,761    $1,567,983
  Cost of revenues -- including purchases
    from ASI..............................   514,648     783,335     1,022,078     1,242,669     1,307,150
                                            --------    --------    ----------    ----------    ----------
  Gross profit............................    58,270     149,047       148,923       213,092       260,833
                                            --------    --------    ----------    ----------    ----------
  Operating expenses:
    Selling, general and administrative...    41,337      55,459        66,625       103,726       119,846
    Research and development..............     3,090       8,733        10,930         8,525         8,251
                                            --------    --------    ----------    ----------    ----------
         Total operating expenses.........    44,427      64,192        77,555       112,251       128,097
                                            --------    --------    ----------    ----------    ----------
  Operating income........................    13,843      84,855        71,368       100,841       132,736
                                            --------    --------    ----------    ----------    ----------
  Other (income) expense:
    Interest expense, net.................     5,752       9,797        22,245        32,241        18,005
    Foreign currency (gain) loss..........    (4,865)      1,512         2,961          (835)        4,493
    Other (income) expense, net...........      (877)      6,523         3,150         8,429         9,503
                                            --------    --------    ----------    ----------    ----------
      Total other (income) expense........        10      17,832        28,356        39,835        32,001
                                            --------    --------    ----------    ----------    ----------
  Income before income taxes, equity in
    income (loss) of ASI and minority
    interest..............................    13,833      67,023        43,012        61,006       100,735
  Provision for income taxes..............     2,977       6,384         7,876         7,078        24,716
  Equity in income (loss) of ASI(a).......     1,762       2,808        (1,266)      (17,291)           --
  Minority interest(b)....................     1,044       1,515           948        (6,644)          559
                                            --------    --------    ----------    ----------    ----------
  Net income..............................  $ 11,574    $ 61,932    $   32,922    $   43,281    $   75,460
                                            ========    ========    ==========    ==========    ==========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes,
    equity in income (loss) of ASI and
    minority interest.....................  $ 13,833    $ 67,023    $   43,012    $   61,006    $  100,735
  Pro forma provision for income
    taxes(c)..............................     3,177      16,784        10,776        10,691        29,216
                                            --------    --------    ----------    ----------    ----------
  Pro forma income before equity in income
    (loss) of ASI and minority
    interest(d)...........................    10,656      50,239        32,236        50,315        71,519
  Historical equity in income (loss) of
    ASI...................................     1,762       2,808        (1,266)      (17,291)           --
  Historical minority interest............     1,044       1,515           948        (6,644)          559
                                            --------    --------    ----------    ----------    ----------
  Pro forma net income(c).................  $ 11,374    $ 51,532    $   30,022    $   39,668    $   70,960
                                            ========    ========    ==========    ==========    ==========
PER SHARE DATA:
  Basic net income per common share(c)....  $    .14    $    .75    $      .40    $      .52    $      .71
                                            ========    ========    ==========    ==========    ==========
  Diluted net income per common
    share(c)..............................  $    .14    $    .75    $      .40    $      .52    $      .70
                                            ========    ========    ==========    ==========    ==========
  Basic pro forma net income per common
    share -- unaudited(c)(d)..............  $    .14    $    .62    $      .36    $      .48    $      .67
                                            ========    ========    ==========    ==========    ==========
  Diluted pro forma net income per common
    share -- unaudited(c)(d)..............  $    .14    $    .62    $      .36    $      .48    $      .66
                                            ========    ========    ==========    ==========    ==========
OTHER FINANCIAL DATA:
  Depreciation and amortization...........  $ 14,612    $ 26,614    $   57,825    $   81,864    $  119,239
  Capital expenditures....................  $ 68,926    $123,645    $  185,112    $  178,990    $  107,889

                                                                            DECEMBER 31,
                                                       ------------------------------------------------------
                                                         1994       1995       1996       1997        1998
                                                       --------   --------   --------   --------   ----------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents............................  $114,930   $ 91,151   $ 49,664   $ 90,917   $  227,587
Working capital (deficit)............................  $134,798   $111,192   $ 36,785   $(38,219)  $  191,383
Total assets.........................................  $426,522   $626,379   $804,864   $855,592   $1,003,597
Total debt, including short-term borrowings and
  current portion of long-term debt..................  $326,434   $411,542   $594,151   $514,027   $  260,503
Total long-term debt.................................  $273,908   $326,422   $402,338   $346,710   $  221,846
Stockholders' equity.................................  $  9,617   $ 45,289   $ 45,812   $ 90,875   $  490,361

---------------
(a) In 1997, we recognized a loss of $17,291 resulting principally from the impairment of value of our investment in ASI, which we sold in February 1998.

(b) Represented ASI's 40% interest in the earnings of Amkor/Anam Pilipinas, Inc. ("AAP"), one of our subsidiaries in the Philippines. We purchased ASI's interest in AAP with a portion of the proceeds from our initial public offering in May 1998.

(c) Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. Accordingly, AEI did not recognize any provision for federal income tax expense during the periods presented. The pro forma provision for income taxes reflects the U.S. federal income taxes which would have been recorded if AEI had been a C Corporation during these periods.

(d) We used 82,610,000 shares of common stock and common stock equivalents to compute both basic and diluted net income per common share for the years ended December 31, 1994, 1995, 1996 and 1997. We used 106,221,000 shares of common stock and 116,596,000 shares of common stock and common stock equivalents to compute basic and diluted net income per common share, respectively, for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including: (1) statements regarding the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance (5) our anticipated results of the ASI Workout, (6) statements regarding future won/dollar exchange rates, (7) statements regarding the future of our relationship with ASI, (8) our anticipated equity investment in ASI, (9) our plan to implement a Year 2000 compliance plan, and (10) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "-- Risk Factors that May Affect Future Operating Performance" and "Business." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 1998 and our liquidity and capital resources. You should read the following discussion in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto, included elsewhere in this annual report.

OVERVIEW

     From 1995 to 1998, our net revenues increased from $932.4 million to $1,568.0 million. We generate revenues from packaging and test services performed by our three factories in the Philippines. In addition, we subcontract with ASI for packaging and test and wafer fabrication services performed by their five factories in Korea. We derived approximately 72%, 68% and 69% of our net revenues in 1996, 1997 and 1998, respectively, from sales of services performed by ASI pursuant to our supply agreements.

     Beginning in 1997, a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, price declines resulted in recent periods. From 1996 to 1998, we were able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages. We cannot assure you that we will be able to offset any such price declines in the future. You should read "-- Risk Factors that May Affect Future Operating Performance -- Declining Average Selling Prices" for more information regarding declining prices for our products and "Business -- Packaging and Test Services" for more detailed descriptions of our product offerings.

     We depend on a small group of customers for a substantial portion of our revenues. In 1996, 1997 and 1998, we derived 39.2%, 40.1% and 35.3%, respectively, of our net revenues from sales to five packaging and test customers, with 23.5%, 23.4% and 20.6% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998, we derived 7.4% of our net revenues from wafer fabrication services, and we derived all of these revenues from TI.

     Our cost of revenues consists principally of: (1) service charges paid to ASI for packaging and test services performed for us, (2) costs of direct material and (3) labor and other costs at our factories in the Philippines. Services charges paid to ASI are set in accordance with our supply agreements with ASI as described below. Our gross margins on sales of services performed by ASI are lower than our gross margins on sales of services performed by our factories in the Philippines, but we do not bear any of ASI's fixed costs. We incur costs of direct materials used in packages that we and ASI produce for our customers. Because a portion of our costs at our factories in the Philippines is fixed, increases or decreases in capacity utilization rates can have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced. If our investment in ASI occurs, ASI's financial results will affect our financial results because we will be required to record our proportionate ownership interest in ASI's earnings or losses, through equity accounting. See
"Business -- Relationship with ASI" in Item 1 of this annual report.

     In order to meet customer demand for our laminate packages, we have made significant investments to expand our capacity in the Philippines. In 1996 and the first six months of 1997, we incurred and expensed $15.5 million and $16.6 million, respectively, of pre-operating and start-up costs and initial operating losses in connection with our newest factory in the Philippines, P3. This factory operated at substantially less than full capacity during these periods while our customers were completing qualification procedures for the production of laminate packages at this factory. During the last six months of 1997 and in 1998, we significantly increased utilization of P3 due to continued growth in demand for laminate packages. As a result, P3 contributed positive gross margins throughout 1998.

     RELATIONSHIP WITH ASI. Our gross margins are significantly affected by fluctuations in service charges paid pursuant to our supply agreements with ASI. During 1996, 1997 and 1998, we derived approximately 51%, 42% and 49%, respectively, of our gross profit from sales of services performed for us by ASI. In addition, ASI derives nearly all of its revenues from services sold by us. Historically, ASI has directly sold packaging and test services in Japan and Korea. In January 1998, we assumed the marketing rights for packaging and test services in Japan from ASI. In January 1998, we also began marketing wafer fabrication services provided by ASI's new semiconductor wafer foundry.

     Through our supply agreements with ASI, we have a first right to substantially all of the packaging and test service capacity of ASI and the exclusive right to all of the wafer output of ASI's new wafer foundry. We expect to continue to purchase substantially all of ASI's packaging and test services and to purchase all of ASI's wafer fabrication services.

     Our company and ASI review and, if applicable, adjust within a pre-determined range the pricing arrangements for packaging and test services and wafer fabrication services. Our company and ASI review the arrangements for packaging and test services quarterly and wafer fabrication services annually. In each case, the prices can be adjusted based on changes in forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as our mutual long-term strategic interests. Based on these factors, in the second quarter of 1998, our company and ASI agreed to reduce the prices paid by us for packaging and test services.

     Historically, ASI has undertaken capacity expansion programs and other capital expenditures primarily on the basis of forecasts and operational plans which our company and ASI jointly prepare. The supply agreements generally provide for continued capital investment by ASI based on our forecasts and on operating plans we jointly prepare reflecting such forecasts. If the Workout described in Item 1 of this annual report is not agreed upon by ASI and its creditor banks or if it is not successful, ASI's ability to meet the capital expenditure requirements for expansion may be limited.

     We cannot assure you that ASI will not terminate the supply agreements when the initial term expires, or that ASI will not become insolvent and cause the supply agreements to terminate. If ASI does terminate the supply agreements, we may not be able to enter into a new agreement with ASI on terms favorable to us or at all. For more information on this risk, see "Business -- Relationship with ASI" in Item 1 of this Annual Report and "-- Risk Factors that May Affect Future Operating Performance -- Dependence on ASI."

     We expect ASI to continue to be important to our business, financial condition and results of operations as we will continue to be significantly dependent on ASI's ability to effectively provide the contracted services on a cost-efficient and timely basis. ASI's ability to continue to provide services to us will depend on ASI's financial condition and performance. ASI is currently in a weak financial condition. ASI's creditors recently agreed on a Workout, pursuant to which a portion of ASI's outstanding debt will be converted to equity and payment of certain loans will be deferred for a number of years. The Workout may be modified or terminated by ASI's creditors if ASI fails to meet the conditions of the Workout. Even if the Workout is completed, we cannot be certain that it will be sufficient to allow ASI to substantially improve its financial condition.

     Our company and ASI will continue to have close ties due to our overlapping ownership and management. The Kim family beneficially owns approximately 65.8% of our outstanding common stock. As a result of the Workout as currently contemplated the Kim family's ownership of ASI will be substantially diluted. As of February 1, 1999, the Kim family owned 40.7% of ASI's outstanding common stock. Under the proposed terms of the Workout, this interest could be diluted to approximately 21% in 1999 and less than 10% by 2003 (assuming an exchange rate of W1,200 to $1.00 and without any future sales of ASI stock by the Kim family). Nevertheless, we believe that the Kim family will continue to exercise significant influence over ASI and its affiliates, as well as our company. We expect that Mr. James Kim will continue to serve as Chairman of ASI and as our Chairman and Chief Executive Officer. If we complete our proposed investment of $150 million over the next four years in ASI in connection with the Workout, and our company would own approximately 43% of the outstanding common stock (assuming an exchange rate of W1,200 to $1.00, without any future sales of ASI stock by us and before conversion of outstanding convertible notes to equity) of ASI by the year 2002, which would increase the interrelationship of our two companies.

     We may agree to certain changes in our contractual and other business relationships with ASI, including pricing, manufacturing allocation, capacity utilization and capacity expansion, among others, which in the judgment of our management could result in reduced short-term profitability for us in favor of potential long-term benefits to our company and ASI. We cannot assure you that our business, financial condition or results of operations may not be adversely affected by any such decision. For more information concerning our relationship with ASI, you should read "-- Risk Factors that May Affect Future Operating Performance -- Dependence on Relationship with ASI," "-- Risk Factors that May Affect Future Operating Performance -- Potential Conflicts of Interest with ASI" and "-- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                               1996          1997          1998
                                                              ------        ------        ------
Net revenues................................................  100.0%        100.0%        100.0%
Cost of revenues -- including purchases from ASI............    87.3          85.4          83.4
                                                              ------        ------        ------
  Gross profit..............................................    12.7          14.6          16.6
                                                              ------        ------        ------
Operating expenses:
  Selling, general and administrative.......................     5.7           7.1           7.6
  Research and development..................................     0.9           0.6           0.5
                                                              ------        ------        ------
         Total operating expenses...........................     6.6           7.7           8.1
                                                              ------        ------        ------
Operating income............................................    6.1%          6.9%          8.5%
                                                              ======        ======        ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Net Revenues

     Net revenues increased $112.2 million, or 7.7%, to $1,568.0 million in 1998 from $1,455.8 million in 1997. Packaging and test net revenues were relatively unchanged in 1998 compared to 1997. However, net revenues from wafer fabrication services have ramped up since operations began in January 1998 and accounted for substantially all of the increase in net revenues. In addition, beginning in January 1998, we assumed marketing rights for packaging and test services in Japan from ASI.

     Total unit volumes increased during 1998 compared to 1997. This increase was primarily due to increases in volumes of laminate packages, which more than doubled compared to 1997. Our advanced leadframe packages also increased in volume, but unit volumes for traditional packages declined. Although traditional packages still account for more than 65% of our total unit volume, the shift to laminate packages has more significantly impacted revenues because each laminate package has an average selling price significantly higher than the average selling price of a traditional package. Laminate and advanced leadframe packages accounted for 53.8% of packaging and test net revenues in 1998 compared to 38.7% in 1997. This trend was consistent throughout 1998. We do not expect any near term changes to this trend because we expect demand for smaller and thinner packages to continue to increase and believe laminate and advanced leadframe packages will best satisfy this demand.

  Gross Profit

     Gross profit increased $47.7 million, or 22.4%, to $260.8 million in 1998 from $213.1 million in 1997. Gross margin improved to 16.6% in 1998 from 14.6% in 1997. The following factors contributed to higher gross margins in 1998:

     N Gross margins on packaging and test services provided by ASI improved as a result of the supply agreements entered into in January 1998;

     N Gross margins at P3, which incurred significant pre-operating and start-up costs and initial operating losses in the first half of 1997, improved primarily as a result of increased volumes and better absorption of fixed costs; and

     N Gross margins improved as a result of the positive impact from wafer fabrication revenues during 1998 compared to no revenue from wafer fabrication in 1997.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $16.1 million, or 15.5%, to $119.8 million in 1998 from $103.7 million in 1997. Selling, general and administrative expenses as a percentage of net revenues increased to 7.6% in 1998 from 7.1% in 1997. The increase was primarily due to: (1) higher administrative expenses at P3 as unit volumes continued to increase and (2) costs related to wafer fabrication services, which began in January 1998.

  Research and Development Expenses

     Research and development expenses decreased $0.3 million, or 3.2%, to $8.3 million in 1998 from $8.5 million in 1997. Research and development expenses as a percentage of net revenues decreased to 0.5% in 1998 from 0.6% in 1997.

  Other (Income) Expense

     Other (income) expense decreased $7.8 million to $32.0 million in 1998 from $39.8 million in 1997. The decline was primarily due to a reduction in net interest expense of $14.2 million to $18.0 million in 1998 from $32.2 million in 1997. We used a portion of the proceeds from our initial public offering in May 1998 to repay much of our outstanding debt. Additionally, we accumulated a significant cash balance. An increase in foreign exchange losses, due to fluctuations in the Philippine peso, partly offset lower interest expense.

  Income Taxes

     Our effective tax rate, after giving effect to the pro forma adjustment for income taxes, was 29.0% in 1998 compared to an effective tax rate of 17.5% in 1997. The lower effective tax rate in 1997 was due to the recognition of deferred tax assets on currency losses for Philippine tax reporting purposes, which are not recognized for financial reporting purposes. This decrease was offset by increases in the effective rate resulting from non-deductible losses at P3 where we have a tax holiday until the end of 2002.

     We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

  Minority Interest

     Minority interest represented ASI's ownership in the consolidated net income of AAP, one of our subsidiaries in the Philippines. Accordingly, we recorded a minority interest expense in our consolidated financial statements relating to the minority interest in the net income of AAP.

     In the second quarter of 1998, we purchased ASI's 40% interest in AAP, and, as a result, we now own substantially all of the common stock of AAP. The purchase of the minority interest resulted in the elimination of the minority interest liability and goodwill amortization of approximately $2.5 million per year.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net Revenues

     Net revenues increased $284.8 million, or 24.3%, to $1,455.8 million in 1997 from $1,171.0 million in 1996. This growth was primarily due to an increase in units sold and a continued shift in our mix of packages from traditional leadframe packages to advanced leadframe and laminate packages. In addition, the opening of both our P3 factory and ASI's K4 factory in late 1996 enabled us to begin to expand revenues from laminate packages. This growth was offset in part by declines in average selling prices for many of our packages.

  Gross Profit

     Gross profit increased $64.2 million, or 43.1%, to $213.1 million in 1997 from $148.9 million in 1996. Gross margin improved to 14.6% in 1997 from 12.7% in 1996. Gross profit and gross margin increased primarily due to improved operating results at our P1 and P2 factories during the second half of 1997, which more than offset pre-operating losses and start-up costs and initial operating losses incurred in connection with P3 during the first half of 1997. Gross margins at our P1 and P2 factories improved as a result of a shift to more profitable packages and a decrease in labor costs due to the devaluation of the Philippine peso.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $37.1 million, or 55.7%, to $103.7 million in 1997 from $66.6 million in 1996. Selling, general and administrative expenses as a percentage of net revenues increased to 7.1% in 1997 from 5.7% in 1996. The increase was primarily due to the addition of marketing and support personnel in connection with our growth. The number of employees in our marketing and sales support groups increased approximately 21% during 1997 over 1996, which resulted in: (1) an overall increase in personnel-related costs including salaries, benefits and payroll taxes and (2) higher office rental, depreciation and other occupancy-related expenses. In addition, during 1997, we incurred general and administrative expenses of approximately $8.0 million to expand P3's operations and $3.6 million to support our wafer fabrication services. We did not incur similar costs in 1996 as these groups were start-up operations in 1997.

  Research and Development Expenses

     Research and development expenses decreased $2.4 million, or 22.0%, to $8.5 million in 1997 from $10.9 million in 1996. Research and development expenses as a percentage of net revenues decreased to 0.6% in 1997 from 0.9% in 1996. The decrease in research and development expenses principally reflected the termination in late 1996 of our efforts to develop our own laminate substrate manufacturing capability.

  Other (Income) Expense

     Other (income) expense increased $11.4 million, to $39.8 million in 1997 from $28.4 million in 1996. This increase was primarily due to higher interest expense, net and other expense, net. Interest expense, net increased $10.0 million to $32.2 million in 1997 from $22.2 million in 1996 as we increased our borrowings to finance capacity expansion. Other expenses, net increased primarily due to $2.4 million of costs related to our trade receivables securitization transactions.

  Income Taxes

     Our effective tax rate, after giving effect to the pro forma adjustment for income taxes, was 18% in 1997 as compared to 25% in 1996. This decrease was attributable to income not taxed due to a tax holiday and foreign exchange effects described below.

     This decrease was also attributable to certain foreign exchange effects. To the extent P3 is profitable, our effective tax rate related to our operations in the Philippines during this tax holiday will be less than the statutory rate of 35% in the Philippines. In 1997 we recognized deferred tax benefits from unrealized foreign exchange losses which are recognized in the Philippines for tax reporting purposes and relate to unrecognized net foreign exchange losses on U.S. dollar denominated monetary assets and liabilities. These losses are not recognized for financial reporting purposes because the U.S. dollar is our functional currency. These losses will be realized for tax reporting purposes in the Philippines upon settlement of the related asset or liability. The benefit derived from unrealized foreign exchange losses was partially offset by an increase in the valuation allowance. We concluded that it was more likely than not that we could realize a portion of these tax benefits in the Philippines within the three year loss carryforward period. We recorded a valuation allowance for the remaining tax benefits where we could not reach such a conclusion.

  Equity in Income (Loss) of ASI

     In 1997, we recognized a loss of $17.3 million resulting principally from the impairment of value in our investment in ASI. In February 1998, we disposed of our investment in ASI's common stock.

  Minority Interest

     Minority interest represented ASI's ownership interest in the consolidated net income of AAP, one of our subsidiaries in the Philippines. During 1997, as a result of a settlement of an intercompany loan, which otherwise had no effect on our combined pretax income, AAP reported a net loss as a separate entity. Accordingly, we recorded a minority interest benefit in our consolidated financial statements related to the minority interest in the net loss. We purchased ASI's ownership interest in AAP during 1998.

QUARTERLY RESULTS

     The table below sets forth unaudited consolidated financial data, including as a percentage of net revenues, for the last eight fiscal quarters ended December 31, 1998. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. In addition, in light of our recent growth, we believe that you should not rely on period-to-period comparisons as an indication of our future performance.

     Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Code. As a result, AEI did not recognize any provision for federal income tax expense prior to April 28, 1998. In accordance with applicable SEC regulations, we have presented pro forma adjustments (unaudited) to net income to reflect the additional U.S. federal income taxes which we would have recorded if AEI had been a C Corporation during these periods.

     We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, to present fairly our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the notes thereto, included elsewhere in this annual report.

     Our net revenues, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S., the Philippines and Korea. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close our factories in the Philippines for holidays in January, and ASI closes its factories in Korea for holidays in February.

     The semiconductor industry experienced a general slowdown during 1998. As a result, our packaging and test net revenues decreased by 3.5% from the first quarter of 1998 to the fourth quarter of 1998. The decrease in packaging and test net revenue was offset by significant growth in net revenues from wafer fabrication services. Net revenues from wafer fabrication services, which represented less than 1% of net revenues in the first quarter of 1998, increased to 16.4% of net revenues in the fourth quarter of 1998.

                                                                 QUARTER ENDED
                           -----------------------------------------------------------------------------------------
                           MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                             1997        1997       1997        1997       1998        1998       1998        1998
                           ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues.............  $313,019    $350,471   $380,130    $412,141   $371,733    $384,724   $386,718    $424,808
Cost of
  revenues - including
  purchases from ASI.....   287,449     299,093    314,246     341,881    310,056     317,016    321,758     358,230
                           --------    --------   --------    --------   --------    --------   --------    --------
    Gross profit.........    25,570      51,378     65,884      70,260     61,677      67,618     64,960      66,578
                           --------    --------   --------    --------   --------    --------   --------    --------
Operating expenses:
  Selling, general and
    administrative.......    20,608      26,657     26,829      29,632     28,715      28,939     30,017      32,175
  Research and
    development..........     1,485       2,030      2,236       2,774      2,057       1,938      2,109       2,147
                           --------    --------   --------    --------   --------    --------   --------    --------
    Total operating
      expenses...........    22,093      28,687     29,065      32,406     30,772      30,877     32,126      34,322
                           --------    --------   --------    --------   --------    --------   --------    --------
Operating income.........     3,477      22,691     36,819      37,854     30,905      36,741     32,834      32,256
                           --------    --------   --------    --------   --------    --------   --------    --------
Net income (loss)........  $ (4,829)   $  8,707   $ 19,025    $ 20,378   $  8,812    $ 26,119   $ 20,874    $ 19,655
                           ========    ========   ========    ========   ========    ========   ========    ========
Pro forma net income
  (loss).................  $ (6,388)   $  7,566   $ 18,098    $ 20,392   $  9,640    $ 20,791   $ 20,874    $ 19,655
                           ========    ========   ========    ========   ========    ========   ========    ========
Basic net income (loss)
  per common share.......  $   (.06)   $    .11   $    .23    $    .25   $    .11    $    .25   $    .18    $    .17
                           ========    ========   ========    ========   ========    ========   ========    ========
Diluted net income (loss)
  per common share.......  $   (.06)   $    .11   $    .23    $    .25   $    .11    $    .24   $    .17    $    .16
                           ========    ========   ========    ========   ========    ========   ========    ========
Basic pro forma net
  income (loss) per
  common share...........  $   (.08)   $    .09   $    .22    $    .25   $    .12    $    .20   $    .18    $    .17
                           ========    ========   ========    ========   ========    ========   ========    ========
Diluted pro forma net
  income (loss) per
  common share...........  $   (.08)   $    .09   $    .22    $    .25   $    .12    $    .19   $    .17    $    .16
                           ========    ========   ========    ========   ========    ========   ========    ========

                                                                  QUARTER ENDED
                            -----------------------------------------------------------------------------------------
                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                              1997        1997       1997        1997       1998        1998       1998        1998
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net revenues..............   100.0%       100.0%     100.0%     100.0%      100.0%      100.0%     100.0%     100.0%
Cost of
  revenues - including
  purchases from ASI......    91.8         85.3       82.7       83.0        83.4        82.4       83.2       84.3
                            --------    -------     -------    -------     -------    -------     -------    -------
    Gross profit..........     8.2         14.7       17.3       17.0        16.6        17.6       16.8       15.7
                            --------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Selling, general and
    administrative........     6.6          7.6        7.1        7.2         7.7         7.5        7.8        7.6
  Research and
    development...........     0.5          0.6        0.5        0.6         0.6         0.5        0.5        0.5
                            --------    -------     -------    -------     -------    -------     -------    -------
    Total operating
      expenses............     7.1          8.2        7.6        7.8         8.3         8.0        8.3        8.1
                            --------    -------     -------    -------     -------    -------     -------    -------
Operating income..........     1.1          6.5        9.7        9.2         8.3         9.6        8.5        7.6
                            --------    -------     -------    -------     -------    -------     -------    -------
Net income (loss).........    (1.5)%        2.5%       5.0%       4.9%        2.4%        6.8%       5.4%       4.6%
                            ========    =======     =======    =======     =======    =======     =======    =======
Pro forma net income
  (loss)..................    (2.0)%        2.2%       4.8%       4.9%        2.6%        5.4%       5.4%       4.6%
                            ========    =======     =======    =======     =======    =======     =======    =======

     Our operating results have varied significantly from period to period and may continue to vary in the future due to a variety of factors. For more information on the risks affecting our operating results, see "-- Risk Factors that May Affect Future Operating Performance -- Declining Average Selling Prices," "-- Dependence on Highly Cyclical Semiconductor and Electronic Products Industries," "-- Dependence on Relationship with ASI," "-- Absence of Backlog," "-- Customer Concentration," "-- Risks Associated with our Wafer Fabrication Business," "-- Rapid Technological Change," "Competition," "-- Protection of Intellectual Property" and "-- Year 2000 Compliance."

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansion and working capital. In addition, we have funded and will continue to fund our interest in our Taiwan packaging and test joint venture out of available cash.

     In May, 1998, we consummated our initial public offering of 35,250,000 shares of common stock and $207 million principal amount of convertible subordinated notes due May 1, 2003. We used the net proceeds of approximately $558 million primarily to repay approximately $264 million of short-term and long-term debt and approximately $86 million of amounts due to AUSA, and to purchase for $34 million ASI's 40% interest in AAP. The remaining amount of net proceeds was available for capital expenditures and working capital.

     Prior to our initial public offering, we met a significant portion of our cash requirements from a combination of: (1) cash from operating activities, (2) short-term and long-term bank loans, (3) financing obtained for our benefit by AUSA, a wholly-owned financing subsidiary of ASI, and (4) financing from a trade receivables securitization agreement. Because of the short-term nature of certain of the AUSA loans, the flows of cash to and from AUSA under this arrangement have been significant. At December 31, 1998, we had no outstanding balances with AUSA. Net cash provided by operating activities in 1996, 1997 and 1998 was $8.6 million, $250.1 million and $238.0 million, respectively. Net cash provided by (used in) financing activities in 1996, 1997 and 1998 was $148.0 million, $(16.0) million and $62.0 million, respectively.

     Under the terms of our trade receivables securitization agreement, a commercial financial institution is committed to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables, as defined in the agreement.

     We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we have constructed our P3 factory, added capacity in our other factories in the Philippines and constructed a new research and development facility in the U.S. In 1996, 1997 and 1998, we made capital expenditures of $185.1 million, $179.0 million and $107.9 million, respectively. We expect that we will need to increase capital expenditures in 1999 to meet the anticipated growth in demand for our products. We intend to spend approximately $160 million in capital expenditures in 1999, primarily for the expansion of our factories.

     On a monthly basis, we incur processing charges for packaging and test and wafer fabrication services performed for us by ASI. Historically, we paid ASI for these services on net 30-day terms. On July 21, 1998 we entered into a prepayment agreement with ASI related to packaging and test services. Under this agreement, we made a $50 million non-interest bearing advance to ASI. This advance represented approximately one month's processing charges for packaging and test services. We completely offset this advance against billings by ASI for packaging and test services provided in the fourth quarter of 1998.

     In connection with our wafer foundry agreement with TI, our company and TI agreed to revise certain payment and other terms contained in the Texas Instruments Manufacturing and Purchase Agreement. As part of the revision, TI agreed to advance our company $20 million in June 1998 and another $20 million in December 1998. These advances represented prepayments of wafer foundry services to be provided in the fourth quarter of 1998 and first quarter of 1999, respectively. We recorded these amounts as accrued expenses. In turn, we advanced these funds to ASI as prepayment for foundry service charges. We completely offset the first $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the fourth quarter of 1998 and intend to offset the second $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the first quarter of 1999. The current portion due from an affiliate reflects the prepayment to ASI. Under the terms of the revision to the Texas Instruments Manufacturing and Purchase Agreement, we remain ultimately responsible for reimbursing TI if ASI fails to comply with the terms of the agreement.

     We have entered into an asset purchase agreement with ASI to purchase the assets of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 is $607 million, including the assumption of up to $7 million of employee benefit liabilities. This purchase price would be reduced to $582 million if we sign an agreement to make an equity investment of $150 million in ASI over a four year period, pursuant to the proposed financial restructuring of ASI with its creditor banks, called a "Workout." The Company has sent ASI's creditor banks a letter committing to make an equity investment in ASI. The commitment is subject to conditions more fully described in "-- Relationship With ASI," and the terms on which we are willing to make this investment have not yet been accepted by ASI's creditor banks. In addition to other conditions, including the satisfactory completion of due diligence, the receipt of a fairness opinion and final board approval, our acquisition of K4 is subject to our ability to obtain financing of the entire amount of the purchase price on reasonable terms. We cannot be certain that we will be able to obtain this financing on reasonable terms. If we agree to make the $150 million equity investment in ASI the purchase price of K4 will be $582 million. If we do not make the equity investment, the Workout may be terminated. We expect to use cash flow from operations to fund this equity investment in ASI over four years.

     At December 31, 1998, our debt consisted of $38.7 million of borrowings classified as current liabilities, $14.8 million of long-term debt and capital lease obligations and $207.0 million of 5 3/4% convertible subordinated notes due 2003. We had $90.5 million in borrowing facilities with a number of domestic and foreign banks, of which $54.1 million remained unused. Certain of the agreements with our banks require compliance with certain financial covenants, contain other restrictions and are collateralized by our assets. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 11.25% to 16.0%. We intend to pay a substantial portion of the amounts outstanding under these facilities in the first half of 1999. Long-term debt and capital lease obligations outstanding have various expiration dates through April 2004 and bear interest at rates ranging from 5.8% to 13.8%. During the third quarter of 1998, we were released from our obligations under guarantees of affiliate bank debts and vendor obligations.

     We believe that our existing cash balances, cash flow from operations, and available equipment lease financing will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for at least the next twelve months, exclusive of our proposed acquisition of K4. Our acquisition of K4 is contingent upon obtaining satisfactory financing for the acquisition. In addition to the financing of K4, we may require other capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. Failure to obtain any such financing could have a material adverse effect on our company.

  Subchapter S Taxes and Distributions

     Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Internal Revenue Code and comparable state laws. As a result, AEI did not recognize any provision for federal income tax expense prior to April 28, 1998. Instead, up until the date the S Corporation status of AEI terminated, Mr. and Mrs. James Kim and the Kim Family Trusts had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. Under certain tax indemnification agreements, we are indemnified by such stockholders with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through April 28, 1998. The agreements in turn provide that, under certain circumstances, we will indemnify such stockholders if they are required to pay additional taxes or other amounts attributable to taxable years for which AEI filed tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $13.0 million, $5.0 million and $33.1 million in 1996, 1997 and 1998, respectively. As a result of the termination of the S Corporation election and the finalization of the AEI tax returns, approximately $3.0 million of the 1998 distributions will be refunded to our company.

  Foreign Currency Translation Gains and Losses

     Our subsidiaries in the Philippines maintain their accounting records in U.S. dollars. All sales, the majority of all bank debt and all significant material and fixed asset purchases of such subsidiaries are denominated in U.S. dollars. As a result, the exposure of our subsidiaries in the Philippines to changes in the

Philippine peso/U.S. dollar exchange rate relates primarily to certain receivables and advances and other assets offset by payroll, pension and local liabilities. To minimize our foreign exchange risk in the Philippines, we selectively hedge our net foreign currency exposure through short-term forward exchange contracts. To date, our hedging activity has been immaterial.

YEAR 2000 ISSUES

     We have been actively engaged in addressing Year 2000 ("Y2K") issues. These issues occur because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     State of Readiness: To manage our Y2K compliance program, we have divided our efforts into five program areas:

     N Computing systems, including computer hardware and software;

     N Manufacturing equipment;

     N Facilities;

     N External utilities; and

     N Supply chain, including equipment/inventory vendors, freight forwarders and other vendors.

For each of these program areas, we are using a five-step approach:

     N Ownership: creating awareness, assigning tasks, providing structured feedback and updates;

     N Inventory: listing items to be assessed for Y2K readiness;

     N Initial Assessment: prioritizing the inventoried items and assessing their Y2K readiness, including validation with vendors, and testing where appropriate;

     N Risk Assessment: evaluating initial assessments and developing action and contingency plans; and

     N Corrective Action Deployment: implementing corrective actions, verifying implementation, finalizing and executing contingency plans.

     We have implemented a process to monitor and maintain our Y2K compliance. As of December 31, 1998, we had completed the Ownership and Inventory steps for all program areas. We provide structured feedback and progress updates to our senior management on an ongoing basis.

     To date, we are on target to complete the Initial Assessment and Risk Assessment step during the first quarter of 1999 and the Corrective Action Deployment step during the second quarter of 1999. The status for each program area is as follows:

     N COMPUTING SYSTEMS: With a few exceptions, we believe that our technical infrastructure, including servers, communications equipment, personal computers, operating systems and standard software are Y2K compliant. We will replace our older personal computers through the end of 1999 as part of our normal upgrade and expansion plans. We are in the process of physically testing our technical infrastructure, and we will complete this process during the first quarter of 1999. We have completed the Inventory and Assessment steps regarding software applications, and we have put in place plans to either upgrade or replace certain applications.

     N MANUFACTURING EQUIPMENT: We have inventoried all manufacturing equipment and have contacted vendors to ascertain the status of their Y2K compliance. We plan to implement vendor recommended actions for every piece of equipment. Our packaging operations have completed the Risk Assessment and Corrective Action Deployment steps. Our test operations have completed the Initial Assessment and Risk Assessment steps for all equipment and related systems. We have determined that certain test equipment is not Y2K compliant and will require upgrades which are scheduled for the second quarter of 1999. ASI expects to conduct the Initial Assessment and Risk Assessment steps during the first quarter of 1999.

     N FACILITIES: We have completed the Initial and Risk Assessments for all of our packaging and test factories. We expect to complete Corrective Action Deployment during the first quarter of 1999. We are scheduled to complete the Initial Assessment and Risk Assessment steps for all of our other facilities during the first quarter of 1999.

     N EXTERNAL UTILITIES: We are currently assessing the Y2K readiness of both public and private utilities in Korea and the Philippines. These utilities include electricity, telecommunications, water, sewer, gas and key airports used to transport products and supplies. We are developing contingency plans for all utilities, regardless of their Y2K readiness. We are scheduled to complete the first version of such plans during the first quarter of 1999.

     N SUPPLY CHAIN: We have completed supply chain inventories and vendor surveys. During the fourth quarter of 1998, we began Y2K compliance audits of our key equipment and material suppliers and freight forwarders. In addition, we are continuing to review external providers of software and information technology and to verify our banks' Y2K readiness. We are also developing contingency plans for all key suppliers regardless of their readiness. We will continue to monitor and assess the risks of our supply chain to Y2K issues throughout 1999.

     In addition, because ASI is our most significant vendor, we have conducted regular reviews as to the status of their Y2K compliance program. We believe that ASI has a similar Y2K program. Unless discussed otherwise above, we believe that ASI has achieved a similar level of completion and believe that ASI is on target to meet our timing deadlines.

     COSTS TO ADDRESS Y2K ISSUES: We have highly-automated manufacturing equipment and systems. Such equipment incorporates personal computers, embedded processors and related software to control activity scheduling, inventory tracking, statistical analysis and automated manufacturing. We have devoted a significant portion of our Y2K efforts on internal systems to prevent disruption to manufacturing operations.

     We are evaluating the estimated costs to address Y2K issues using our actual experience. Based on available information, we believe that we will be able to manage our Y2K transition without any material long-term adverse effect on our business or results of operations. We have executed our Y2K compliance effort within the normal operating budgets of our internal engineering, information technology, purchasing and other departments. We attribute a small number of projects directly to Y2K issues, and most software upgrades have been covered within our software maintenance contracts. We attribute the majority of our historical and projected costs to resolve Y2K issues to the upgrade of equipment in our test operations. We will capitalize such costs. We have incurred $1 million of expenses related to Y2K issues through 1998 and are projecting $2 million of expenses in 1999.

     RISKS OF Y2K ISSUES AND CONTINGENCY PLANS: We continue to assess the Y2K issues relating to our computing systems, manufacturing equipment, facilities, and external utilities and supply chain. Currently, we believe that our largest Y2K risk is that entities beyond our control upon which we are dependent, including external utilities and our supply chain, fail to adequately address their Y2K issues. We have designed our Y2K planning process to mitigate worst-case disruptions which could delay product delivery. We are scheduled to complete our Risk Assessment step during the first quarter of 1999 and will continue to update our contingency plans throughout 1999 as circumstances dictate.

     Based on currently available information, we do not believe that the Y2K issues discussed above will have a material long-term adverse impact on our financial condition or results of operations. However, we cannot assure you that we will not be affected by such issues. In addition, we cannot assure you that the failure of any material supplier, utility provider, customer or other third party with whom we deal to ensure Y2K compliance will not have a material adverse effect on our financial condition or results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

FLUCTUATIONS IN OPERATING RESULTS -- THE SUCCESS OF OUR BUSINESS DEPENDS ON A VARIETY OF FACTORS.

     Our operating results have varied significantly from period to period and may continue to vary in the future due to a variety of factors. A large portion of our expenses are fixed, and as a result, we cannot quickly adjust to unanticipated declines in revenues. In addition to the risks to our business and to the industry in which we operate described in the risk factors below, our quarterly operating results may vary due to:

     - changes in the mix of products we sell, with more advanced products contributing more revenue than older products;

     - start-up expenses associated with bringing new factories on line;

     - capital expenditures;

     - results of ASI on an equity accounting basis, assuming we make the $150 million investment in ASI (because we will be required to record our proportionate ownership interest in ASI's earnings or losses) (see "Business -- Relationship with ASI" in Item 1 of this annual report).

     - seasonality of our customers' purchases, with our first quarter revenues and net income typically lower than our fourth quarter revenues and net income; and

     - declining average selling prices.

     The following sections entitled Declining Average Selling Prices, Dependence on Highly Cyclical Semiconductor and Electronic Products Industries, Dependence on Relationship with ASI, Customer Concentration, Absence of Backlog, Risks Associated with Our Wafer Fabrication Business, Utilization of Manufacturing Capacity, Rapid Technological Change, Competition, Protection of Intellectual Property and Year 2000 Compliance describe other risks to our business and the industry in which we operate. You should also read the section entitled "-- Quarterly Results" above for a better understanding of the factors that cause our results to fluctuate.

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Historically, prices for our packaging and test services have declined over time. Beginning in 1997 a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, price declines in 1998 accelerated more rapidly. We expect that average selling prices for our packaging and test services will continue to decline in the future. If we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results could be harmed.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE OUR BUSINESS IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

     Our business is tied to market conditions in the semiconductor industry which is highly cyclical. Because our business is and will continue to be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services, any future downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer industry, could have a material adverse effect on our business. For example, our operating results for 1998 were adversely affected by downturns in the semiconductor market. See above for a detailed discussion of our operating results in 1998.

DEPENDENCE ON RELATIONSHIP WITH ASI -- OUR BUSINESSES ARE CLOSELY RELATED AND FINANCIAL DIFFICULTIES FACED BY ASI MAY AFFECT OUR PERFORMANCE.

     Our business depends on ASI providing semiconductor packaging and test services and wafer fabrication services on a cost effective and timely basis. In addition, we derived 100% of our wafer fabrication net revenues from services performed for us by ASI.

     If ASI were to significantly reduce or curtail its operations for any reason, or if our relationship with ASI were to be disrupted for any reason, our business would be harmed. We may not be able to identify and qualify alternate suppliers quickly, if at all. In addition, we currently have no other third party suppliers of packaging and test services and no other qualified third party suppliers of wafer fabrication services. Our factories in the Philippines would be able to fill only a small portion of the resulting shortfall in packaging and test capacity and none of the shortfall in wafer fabrication capacity.

     ASI is currently in weak financial condition. In 1998, ASI's independent auditors report on the unconsolidated financial statements included explanatory paragraphs regarding ASI's operations being significantly affected by the Korean economy caused in part by currency volatility in the Asia Pacific region and ASI's participation in the Workout program. ASI has a significant amount of debt relative to its equity and has negotiated the Workout program with its creditors. The Workout is conditioned upon a third party foreign investor committing to invest $150 million in equity of ASI during the next four years. We have sent the creditors a letter committing to the equity investment on certain terms. We do not believe there is any other investor considering an investment in ASI, and we cannot be certain that the creditors will accept our terms. If we make the equity investment, ASI's financial results will affect our financial results as they will be reported in our financial statements using the equity method of accounting method. ASI's creditors could terminate the Workout. If the Workout fails, we could be harmed.

     It is not certain whether the Workout will be sufficient to allow ASI to substantially improve its financial condition. There is a substantial risk that ASI's ability to continue to provide services to our company at current levels may be negatively affected by its weak financial condition. Moreover, ASI may be unable to obtain funds for capital expansion, and this would affect our access to services provided by them as well as our financial results on an equity accounting basis if their income suffers.

     You should read the risk factor entitled, "Business -- Potential Conflicts of Interest with ASI" below and the section entitled "Relationship with ASI" in
Item 1 of this annual report for specific details about our dependence on ASI, our commercial agreements with ASI, ASI's financial condition and the potential conflicts of interest between our company and ASI. Financial information relating to ASI that appears in this annual report was prepared in accordance with Korean GAAP which differs from U.S. GAAP.

POTENTIAL CONFLICTS OF INTEREST WITH ASI -- MEMBERS OF THE KIM FAMILY OWN SUBSTANTIAL PORTIONS OF, AND HAVE ACTIVE MANAGEMENT ROLES IN, BOTH OUR COMPANY AND ASI. THIS COULD LEAD TO CONFLICTS OF INTEREST IN OUR BUSINESS DEALINGS WITH ASI.

     Mr. James Kim, the founder of our company and currently our Chairman, Chief Executive Officer and largest shareholder, is the eldest son of Mr. H. S. Kim, the founder of ASI. Mr. H. S. Kim is currently the honorary Chairman and a Director of ASI. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a director of ASI. The Kim family, which collectively owned approximately 40.7% of the outstanding common stock of ASI as of February 1, 1999, significantly influences the management of ASI. Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock. However, our company may purchase equity in ASI which could result in our company owning approximately 43% of ASI's outstanding common stock by 2002 (assuming an exchange rate of W1200 to $1.00 and without any future sales of ASI stock by us). ASI has experienced financial difficulties and recently its creditor banks agreed on a Workout arrangement. The Workout provides for the conversion of a portion of ASI's debt to equity, which will substantially decrease the Kim family's ownership in ASI. We believe that, in the future, the Kim family will continue to exercise significant influence over our company and ASI and its affiliates. You should read "Relationship with ASI" for more information on the Workout arrangement.

ABSENCE OF BACKLOG -- OUR NET REVENUES IN ANY QUARTER DEPEND ON OUR CUSTOMERS' DEMAND FOR PACKAGING AND TEST SERVICES IN THAT QUARTER, AND WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND DIPS SUDDENLY.

     Our packaging and test business does not typically operate with any material backlog. We expect that in the future our packaging and test net revenues in any quarter will continue to be substantially dependent upon our customers' demand in that quarter. None of our customers have committed to purchase any amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any period. In addition, our customers could reduce, cancel or delay their purchases of packaging and test services. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

     We depend on a small group of customers for a substantial portion of our net revenues. In 1996, 1997 and 1998, we derived 39.2%, 40.1% and 35.3%, respectively, of our net revenues from sales to five packaging and test customers, with 23.5%, 23.4% and 20.6% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998, we derived 7.4% of our net revenues from wafer fabrication services, and we derived all of these revenues from TI. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

     For additional information regarding terms of our agreements with Texas Instruments and ASI, including ASI's rights with respect to future transfers of technology from Texas Instruments and Texas Instruments' obligations to buy wafers from us, see "Business -- Packaging and Test Services -- Wafer Fabrication Services."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

     We provide packaging and test services through our three factories located in the Philippines. We source additional packaging and test services from four factories located in Korea and owned by ASI, including K4, pursuant to a supply agreement with ASI. We also source wafer fabrication services from a wafer foundry located in Korea and owned by ASI. In addition, many of our customers' operations are located outside the U.S. The following are risks inherent in doing business internationally:

     N regulatory limitations imposed by foreign governments;

     N fluctuations in currency exchange rates;

     N political risks;

     N disruptions or delays in shipments caused by customs brokers or government agencies;

     N unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

     N difficulties in staffing and managing foreign operations; and

     N potentially adverse tax consequences resulting from changes in tax laws.

     In addition to the risks listed above, our operations in Korea and the Philippines are subject to certain country-specific risks described below.

RISKS ASSOCIATED WITH OUR OPERATIONS IN KOREA

     Historically, we have derived a significant percentage of our net revenues from sales of services performed for us by ASI in Korea. Our operations in Korea following the acquisition of K4 and ASI's operations are subject to risks inherent to operating in Korea. Substantially all of ASI's revenues and a significant part of its debt and capital lease obligations are denominated in U.S. dollars, while its costs are denominated in won. Fluctuations in the foreign exchange rate will affect ASI's financial results. If we make the proposed equity investment in ASI, the translation of ASI's financial results from won to dollars to include them in our financial results will also subject our financial results to foreign exchange fluctuations.

     Relations between Korea and the Democratic People's Republic of Korea ("North Korea") have been tense over most of Korea's history. Incidents affecting relations between the two Koreas continually occur. If the level of tensions with North Korea increases or changes abruptly, both our company's and ASI's businesses could be harmed.

     Beginning in late 1997 and continuing into 1998, Korea experienced severe economic instability as well as devaluation of the Korean won relative to the U.S. dollar. The exchange rate as of December 31, 1996 was W884 to $1.00 as compared to W1,415 to $1.00 as of December 31, 1997 and W1,207 to $1.00 as of December 31, 1998. The depreciation of the won relative to the U.S. dollar has increased the cost of importing goods and services into Korea. In addition, the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. These developments in turn led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts. As a result of these difficulties, financial institutions in Korea have limited their lending, in particular to highly leveraged companies. Future economic instability in Korea could have a material adverse effect on our company's and ASI's business and financial condition.

RISKS ASSOCIATED WITH OUR OPERATIONS IN THE PHILIPPINES

     Although the political situation and the general state of the economy in the Philippines has stabilized in recent years, each has historically been subject to significant instability. Most recently, the devaluation of the Philippine peso relative to the U.S. dollar beginning in July 1997 led to economic instability in the Philippines. Any future economic or political disruptions or instability in the Philippines could have a material adverse effect on our business.

     Because the functional currency of our Philippine operations is the U.S. dollar, we have recently benefited from cost reductions relating to peso-denominated expenditures, primarily payroll costs. We believe that any future devaluations of the Philippine peso will eventually lead to inflation in the Philippines, which could offset any savings achieved to date.

RISKS ASSOCIATED WITH OUR PROPOSED ACQUISITION OF K4 -- THE ACQUISITION OF K4 REPRESENTS A MAJOR COMMITMENT OF OUR CAPITAL AND MANAGEMENT RESOURCES.

     Our proposed acquisition of K4 would require our management to devote a significant portion of its resources to the maintenance and operation of a factory in Korea. We do not have experience in owning and operating a business in Korea. It may take time for us to learn how to comply with relevant Korean regulations, including tax, environmental and employee laws. During the transition period in which we will integrate K4 into our company, our management may not have adequate time and attention to devote to other aspects of our business, and those parts of our business could suffer. In addition, we will rely on ASI to provide us with financial, human resources and other administrative services pursuant to a transition services agreement. If ASI terminates this agreement or fails to provide us with the services we require to operate K4, our ability to operate K4 profitably could be adversely affected.

     Our proposed acquisition of K4 is subject to conditions, including satisfactory completion of due diligence, the receipt of a fairness opinion, final board approval, and our ability to obtain financing of the entire amount of the purchase price on reasonable terms. We cannot be certain that we will be able to obtain financing on reasonable terms. Our company and ASI continue to finalize the details of the acquisition, including ancillary agreements.

     If we complete the K4 acquisition, we plan to retain and integrate up to 1,700 Korean employees currently working at K4 into our workforce, and we may face cultural difficulties until we learn how to interact with these new employees. If our K4 employees become dissatisfied working for a U.S. company, they may leave us. If we cannot find new employees to replace departing ones, our K4 operations could suffer.

MANAGEMENT OF GROWTH -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR EXPANSION PLANS.

     We have experienced, and may continue to experience, growth in the scope and complexity of our operations and in the number of our employees. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions may result in inefficiencies as we integrate new operations and manage geographically diverse operations.

     Although we believe our current controls are adequate, in order to manage our growth, we must continue to implement additional operating and financial controls and hire and train additional personnel. We have been successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. However, we cannot assure you that we will be able to continue to do so in the future. If we fail to: (1) properly manage growth, (2) improve our operational, financial and management systems as we grow or (3) integrate new factories and employees into our operations, our financial performance could be materially adversely affected.

     Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. In addition, in connection with our expansion plans, our company and ASI will be required to increase the number of qualified engineers and other employees at our respective factories in the Philippines and Korea. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Our inability to attract, retain and motivate qualified new personnel could have a material adverse effect on our business.

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

     Our wafer fabrication business, which commenced operations in January 1998, depends significantly upon TI. An agreement with ASI and TI (the "Texas Instruments Manufacturing and Purchasing Agreement") requires TI to purchase from us at least 40% of the capacity of ASI's wafer foundry, and under certain circumstances, TI has the right to purchase from us up to 70% of this capacity. TI's orders during rampup of production during the first half of 1998 were below required minimum purchase commitments due to market conditions and issues encountered by TI in the transition of its products to new technology. We cannot assure you that TI will meet its purchase obligations in the future. If TI fails to meet its purchase obligations, our company's and ASI's businesses could be harmed.

     TI has transferred certain of its complementary metal oxide silicon ("CMOS") process technology to ASI, and ASI is dependent upon TI's assistance for developing other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with TI (the "Texas Instruments Technology Agreements") only cover .25 micron and .18 micron CMOS technology. TI has not granted ASI a license under TI's patents to manufacture semiconductor wafers for third parties. Moreover, TI has no obligation to transfer any next-generation technology to ASI. Our company's and ASI's businesses could be harmed if: (1) ASI cannot obtain new technology on commercially reasonable terms or (2) ASI's relationship with TI is disrupted for any reason.

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS ADVERSELY CHANGES.

     We obtain from vendors the materials and equipment required for both the packaging and test services performed by our factories and the packaging and test services performed for us by ASI. We source most of our materials, including critical materials such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities,
(3) in acceptable quality and (4) at competitive prices.

RAPID TECHNOLOGICAL CHANGE -- OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

     The complexity and breadth of both semiconductor packaging and test and wafer fabrication are rapidly changing. As a result, we expect that we will need to offer more advanced package designs and new wafer fabrication technology in order to respond to competitive industry conditions and customer requirements. Our success depends upon the ability of our company and ASI to develop and implement new manufacturing process and package design technologies. The need to develop and maintain advanced packaging and wafer fabrication capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types or advanced wafer designs which could adversely affect our ability to meet customer orders.

     Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design and wafer fabrication technology or obtain access to advanced package designs and wafer fabrication technology developed by others, our business could suffer.

COMPETITION -- WE MUST COMPETE AGAINST LARGE AND ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST INDUSTRY AND THE WAFER FABRICATION BUSINESS.

     The independent semiconductor packaging and test market is very competitive. This sector is comprised of approximately 50 companies, and approximately 15 of these companies had sales of $100 million or more in 1998. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     The independent wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with independent semiconductor wafer foundries, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. Many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company.

     If we cannot compete successfully in the future against existing or potential competitors, our operating results would suffer.

ENVIRONMENTAL REGULATIONS -- FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON THE MANUFACTURING OPERATIONS OF OUR COMPANY OR ASI.

     The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as environmental regulations in Korea and the Philippines, impose various controls on the storage, handling, discharge and disposal of chemicals used in our company's and ASI's manufacturing processes and on the factories occupied by our company and ASI. We believe that our activities, as well as those of ASI, conform to present environmental and land use regulations applicable to our respective operations.

     Increasingly, however, public attention has focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. In the future, applicable land use and environmental regulations may: (1) impose upon our company or ASI the need for additional capital equipment or other process requirements, (2) restrict our company's or ASI's ability to expand our respective operations, (3) subject our company or ASI to liability or (4) cause our company or ASI to curtail our respective operations.

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     We currently hold 43 U.S. patents, and we also have 89 pending patent applications. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. However, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

     We may need to enforce our patents or other intellectual property rights or to defend our company against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. If we fail to obtain necessary licenses or if we face litigation relating to patent infringement or other intellectual property matters, our business could suffer.

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes a valid claim against our company or ASI, our company or ASI could be required to: (1) discontinue the use of certain processes, (2) cease the manufacture, use, import and sale of infringing products, (3) pay substantial damages, (4) develop non-infringing technologies or (5) acquire licenses to the technology we had allegedly infringed. Our business, financial condition and results of operations could be materially and adversely affected by any of these negative developments.

     In addition, TI has granted ASI very limited licenses under the Texas Instruments Technology Agreements, including a license under TI's trade secret rights to use TI's technology in connection with ASI's provision of wafer fabrication services. However, TI has not granted ASI a license under TI's patents to manufacture semiconductor wafers for third parties. Furthermore, TI has reserved the right to bring infringement claims against customers of our company or customers of ASI with respect to semiconductor wafers purchased from our company or ASI. Such customers and others could in turn subject our company or ASI to litigation in connection with the sale of semiconductor wafers produced by ASI.

CONTINUED CONTROL BY EXISTING STOCKHOLDERS -- MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN DETERMINE THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock. Mr. James Kim's family, acting together, will therefore effectively control substantially all matters submitted for approval by our stockholders. These matters could include:

     N the election of all of the members of our Board of Directors;

     N proxy contests;

     N approvals of transactions between our company and ASI or other entities in which Mr. James Kim and members of his family have an interest;

     N mergers involving our company;

     N tender offers; and

     N open market purchase programs or other purchases of our common stock.

     See "Principal Stockholders" for additional information concerning ownership of our common stock.

YEAR 2000 COMPLIANCE -- OUR BUSINESS MAY SUFFER IF OUR YEAR 2000 ("Y2K") COMPLIANCE PROGRAM FAILS TO RESOLVE ALL Y2K ISSUES.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     We have implemented a Y2K compliance program to address possible Y2K issues that may affect our business, and we are involved in the implementation of a similar Y2K compliance program for ASI. We believe that these programs are on target to bring our company and ASI into Y2K compliance. However, if these compliance programs are not successful, or if we encounter unexpected problems, our business could be harmed. Our operations could also be harmed if any material supplier, utility provider, customer or other third party with whom we deal fails to address its own Y2K issues.

     For information about the current status of our Y2K readiness and potential costs, see "-- Year 2000 Compliance" above.

STOCK PRICE VOLATILITY

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     N actual or anticipated quarter-to-quarter variations in operating results;

     N announcements of technological innovations or new products and services by Amkor or our competitors;

     N general conditions in the semiconductor industry;

     N changes in earnings estimates or recommendations by analysts;

     N developments affecting ASI;

     N or other events or factors, many of which are out of our control

     In addition, the stock market in general, and the Nasdaq National Market and the markets for technology companies in particular, have experienced extreme price and volume fluctuations. This volatility has affected the market prices of securities of companies like ours for that have often been unrelated or disproportionate to the operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY OR PREVENT A TAKEOVER.

     Certain provisions of our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if that change of control would be beneficial to our stockholders. For example, our Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock with rights, preferences and privileges that could be superior to Common Stock; this would make it more difficult for a potential acquiror to obtain a majority of our voting stock. We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from entering into certain "business combinations" with an "interested stockholder" for three years after the transaction in which that person becomes an interested stockholder unless the transaction were to be approved in a prescribed manner. This too could delay or prevent a change of control that could be beneficial to our stockholders. In addition, our Certificate of Incorporation does not provide for cumulative voting. This provision, and other provisions of the Certificate of Incorporation, our Bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  MARKET RISK

     The Company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in interest rates.

FOREIGN CURRENCY RISKS

     The company's primary exposure to foreign currency fluctuations is associated with Philippine Peso based transactions and related Peso based assets and liabilities. The Company's objective in managing this exposure is to minimize the risk through minimizing the level of activity and financial instruments derived in Pesos. Although the Company has selectively hedged some of it's currency exposure through short-term (generally not more than 30 to 60 days) forward exchange contracts, the Company's hedging activity to date has been immaterial.

     At December 31, 1998, the Company's Peso based financial instruments primarily consisted of non-trade receivables, deferred tax assets and liabilities, accounts payable, accrued payroll, taxes and other expenses. Based on the Company's portfolio of Peso based net assets at December 31, 1998, a 20% increase in the Philippine Peso to U.S. dollar exchange rate would result in a decrease of approximately $4 million, in Peso based net assets.

INTEREST RATE RISKS

     The Company has interest rate risk with respect to its investment in cash and cash equivalents, use of short-term borrowings and long-term debt, including the $207 million face value of convertible notes outstanding. Overall, the Company mitigates its interest rate risks by investing in short-term investments, which are due on demand or carry a maturity date of less than three months. In addition, both the Company's short-term borrowings and long-term debt, excluding the convertible notes, have variable rates that reflect currently available terms and conditions for similar borrowings. As the Company's convertible notes bear a fixed rate of interest, the fair value of these instruments fluctuates with the market interest rates and the market price of the Company's common stock.

     Based on the Company's conservative policies with respect to investments in cash and cash equivalents, use of variable rate debt and the fact that the Company intends to pay the face value of its convertible note obligation upon maturity, unless converted, the Company believes that the potential loss in future earnings due to interest rate fluctuations is not material.

EQUITY PRICE RISKS

     The Company's convertible notes are convertible into the Company's common stock at $13.50 per share. As stated above, the Company intends to pay the face value of its convertible note obligation upon maturity, unless converted. If the market value of the Company's common stock were to increase above the conversion rate of $13.50 per share and investors were to decide to convert their investment in convertible debt to Company common stock, there would be no impact to future earnings of the Company, other than a reduction in interest expense (See Note 15 in "Notes to Consolidated Financial Statements").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K here in the following order:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants (Arthur Andersen
  LLP)......................................................    45
Consolidated Statements of Income -- Years ended December
  31, 1996, 1997 and 1998...................................    46
Consolidated Balance Sheets -- December 31, 1997 and 1998...    47
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1996, 1997 and 1998....................    48
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1996, 1997 and 1998..........................    49
Notes to Consolidated Financial Statements..................    50
Independent Auditors' Report (Samil Accounting Corporation)
  with respect to the 1997 Financial Statements of Anam
  Semiconductor, Inc. ......................................    77
Independent Auditors' Report (Chong Un & Company) with
  respect to the 1997 Financial Statements of Anam
  Engineering & Construction Co., Ltd.......................    79
Report of Independent Public Accountants (SyCip Gorres
  Velayo & Co) with respect to the 1997 Financial Statements
  of Amkor/Anam Pilipinas, Inc..............................    80
Independent Auditors' Report (Siana Carr & O'Connor, LLP)
  with respect to the 1997 Financial Statements of Anam USA,
  Inc.......................................................    81
Report of Independent Public Accountants (Arthur Anderson
  LLP) with respect to Schedule II -- Valuation and
  Qualifying Accounts.......................................    86
Schedule II -- Valuation and Qualifying Accounts............    87

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anam Semiconductor, Inc. ("ASI"), the investment in which is reflected in the accompanying 1996 and 1997 financial statements using the equity method of accounting. The investment in ASI represents 2% of total assets at December 31, 1997 and the equity in its net loss represents 4% and 29% of net income before the equity in loss of ASI in 1996 and 1997, respectively. The statements of ASI were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for ASI, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of other auditors regarding 1996 and 1997, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amkor Technology, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The report of the other auditors referred to above indicates that the financial statements of ASI have been prepared assuming that ASI will continue as a going concern. This report states that the operations of ASI have been significantly affected, and will continue to be affected for the foreseeable future, by Korea's unstable economy caused by currency volatility and unstable finance markets in Korea and that ASI has historically operated with a significant amount of debt relative to its equity, had a significant working capital deficit at December 31, 1997 and has contractually guaranteed the debt obligations of certain affiliates and subsidiaries. These significant uncertainties may affect ASI's future operations and its ability to maintain or refinance certain debt obligations as they mature, which raise substantial doubt regarding ASI's ability to continue as a going concern. ASI's plans to address these matters, which are disclosed in ASI's financial statements, including entering into the Korean financial restructuring program known as "Workout" in October 1998. The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises and does not involve the judicial system. Finally, the report of other auditors states that the ultimate outcome of these uncertainties cannot be determined presently and ASI's financial statements do not include any adjustments that might result from these uncertainties.

                                          ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
February 10, 1999
(except with respect to the Company's proposed investment in ASI pursuant to the financial restructuring of ASI discussed in Note 14, as to which the date is March 29, 1999)

                             AMKOR TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
NET REVENUES...........................................  $1,171,001    $1,455,761    $1,567,983
COST OF REVENUES -- including purchases from ASI (Note
  14)..................................................   1,022,078     1,242,669     1,307,150
                                                         ----------    ----------    ----------
GROSS PROFIT...........................................     148,923       213,092       260,833
                                                         ----------    ----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative..................      66,625       103,726       119,846
  Research and development.............................      10,930         8,525         8,251
                                                         ----------    ----------    ----------
     Total operating expenses..........................      77,555       112,251       128,097
                                                         ----------    ----------    ----------
OPERATING INCOME.......................................      71,368       100,841       132,736
                                                         ----------    ----------    ----------
OTHER (INCOME) EXPENSE:
  Interest expense, net................................      22,245        32,241        18,005
  Foreign currency (gain) loss.........................       2,961          (835)        4,493
  Other expense, net...................................       3,150         8,429         9,503
                                                         ----------    ----------    ----------
     Total other expense...............................      28,356        39,835        32,001
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES, EQUITY IN LOSS OF ASI AND
  MINORITY INTEREST....................................      43,012        61,006       100,735
PROVISION FOR INCOME TAXES.............................       7,876         7,078        24,716
EQUITY IN LOSS OF ASI..................................      (1,266)      (17,291)           --
MINORITY INTEREST......................................         948        (6,644)          559
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   32,922    $   43,281    $   75,460
                                                         ==========    ==========    ==========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes, equity in loss
     of ASI and minority interest......................  $   43,012    $   61,006    $  100,735
  Pro forma provision for income taxes.................      10,776        10,691        29,216
                                                         ----------    ----------    ----------
  Pro forma income before equity in loss of ASI and
     minority interest.................................      32,236        50,315        71,519
  Historical equity in loss of ASI.....................      (1,266)      (17,291)           --
  Historical minority interest.........................         948        (6,644)          559
                                                         ----------    ----------    ----------
  Pro forma net income.................................  $   30,022    $   39,668    $   70,960
                                                         ==========    ==========    ==========
PER SHARE DATA:
  Basic net income per common share....................  $      .40    $      .52    $      .71
                                                         ==========    ==========    ==========
  Diluted net income per common share..................  $      .40    $      .52    $      .70
                                                         ==========    ==========    ==========
  Basic pro forma net income per common share
     (unaudited).......................................  $      .36    $      .48    $      .67
                                                         ==========    ==========    ==========
  Diluted pro forma net income per common share
     (unaudited).......................................  $      .36    $      .48    $      .66
                                                         ==========    ==========    ==========
  Shares used in computing basic net income per common
     share.............................................      82,610        82,610       106,221
                                                         ==========    ==========    ==========
  Shares used in computing diluted net income per
     common share......................................      82,610        82,610       116,596
                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              --------    ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 90,917    $  227,587
  Short-term investments....................................     2,524         1,000
  Accounts receivable --
     Trade, net of allowance for doubtful accounts of $4,234
      and $5,952............................................   102,804       109,243
     Due from affiliates....................................    14,431        25,990
     Other..................................................     4,879         5,900
  Inventories...............................................   115,870        85,628
  Other current assets......................................    26,997        16,687
                                                              --------    ----------
          Total current assets..............................   358,422       472,035
                                                              --------    ----------
PROPERTY, PLANT AND EQUIPMENT, net..........................   427,061       416,111
                                                              --------    ----------
INVESTMENTS:
  ASI at equity.............................................    13,863            --
  Other.....................................................     5,958        25,476
                                                              --------    ----------
          Total investments.................................    19,821        25,476
                                                              --------    ----------
OTHER ASSETS:
  Due from affiliates.......................................    29,186        28,885
  Other.....................................................    21,102        61,090
                                                              --------    ----------
                                                                50,288        89,975
                                                              --------    ----------
          Total assets......................................  $855,592    $1,003,597
                                                              ========    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft............................................  $ 29,765    $   13,429
  Short-term borrowings and current portion of long-term
     debt...................................................   167,317        38,657
  Trade accounts payable....................................   113,037        96,948
  Due to affiliates.........................................    15,581        15,722
  Accrued expenses..........................................    43,973        77,004
  Accrued income taxes......................................    26,968        38,892
                                                              --------    ----------
          Total current liabilities.........................   396,641       280,652
                                                              --------    ----------
LONG-TERM DEBT..............................................   196,934        14,846
                                                              --------    ----------
CONVERTIBLE SUBORDINATED NOTES..............................        --       207,000
                                                              --------    ----------
DUE TO ANAM USA, INC. (Note 14).............................   149,776            --
                                                              --------    ----------
OTHER NONCURRENT LIABILITIES................................    12,084        10,738
                                                              --------    ----------
COMMITMENTS AND CONTINGENCIES (Note 16)
MINORITY INTEREST...........................................     9,282            --
                                                              --------    ----------
STOCKHOLDERS' EQUITY:
  Amkor Technology, Inc. -- common stock....................        45           118
                                                              --------    ----------
  AK Industries, Inc. -- common stock.......................         1            --
                                                              --------    ----------
  Additional paid-in capital................................    20,871       381,061
                                                              --------    ----------
  Retained earnings.........................................    70,621       109,738
                                                              --------    ----------
  Accumulated Other Comprehensive Income:
     Unrealized losses on investments.......................        --          (556)
     Cumulative translation adjustment......................      (663)           --
                                                              --------    ----------
                                                                  (663)         (556)
                                                              --------    ----------
          Total stockholders' equity........................    90,875       490,361
                                                              --------    ----------
          Total liabilities and stockholders' equity........  $855,592    $1,003,597
                                                              ========    ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        AMKOR          AK
                                     TECHNOLOGY,   INDUSTRIES,                            ACCUMULATED
                                        INC.          INC.       ADDITIONAL                  OTHER
                                       COMMON        COMMON       PAID-IN     RETAINED   COMPREHENSIVE              COMPREHENSIVE
                                        STOCK         STOCK       CAPITAL     EARNINGS      INCOME        TOTAL        INCOME
                                     -----------   -----------   ----------   --------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1996.........     $ 45           $ 1        $ 16,494    $ 31,146      $(2,397)     $ 45,289
  Net income.......................       --            --              --      32,922           --        32,922      $32,922
  Unrealized gains on
    investments....................       --            --              --          --          464           464          464
  Currency translation
    adjustments....................       --            --              --          --       (1,411)       (1,411)      (1,411)
                                                                                                                       -------
  Comprehensive income (Note 11)...                                                                                     31,975
                                                                                                                       -------
  Distributions....................       --            --              --     (15,123)          --       (15,123)
  Change in division equity
    account........................       --            --              --     (16,605)          --       (16,605)
  Acquisition of AATS (Note 14)....       --            --             276          --           --           276
                                        ----           ---        --------    --------      -------      --------
BALANCE AT DECEMBER 31, 1996.......       45             1          16,770      32,340       (3,344)       45,812
  Net income.......................       --            --              --      43,281           --        43,281       43,281
  Unrealized gains on
    investments....................       --            --              --          --        1,586         1,586        1,586
  Currency translation
    adjustments....................       --            --              --          --        1,095         1,095        1,095
                                                                                                                       -------
  Comprehensive income (Note 11)...                                                                                     45,962
                                                                                                                       -------
  Distributions....................       --            --              --      (5,000)          --        (5,000)
  Change in division equity
    account........................       --            --           4,101          --           --         4,101
                                        ----           ---        --------    --------      -------      --------
BALANCE AT DECEMBER 31, 1997.......       45             1          20,871      70,621         (663)       90,875
  Net income.......................       --            --              --      75,460           --        75,460       75,460
  Unrealized (losses) on
    investments, net of tax........       --            --              --          --         (556)         (556)        (556)
  Currency translation adjustments,
    reclassification for loss
    included in net income.........       --            --              --          --          663           663          663
                                                                                                                       -------
  Comprehensive income (Note 11)...                                                                                    $75,567
                                                                                                                       -------
  Distributions....................       --            --              --     (33,100)          --       (33,100)
  Issuance of 35,250,000 common
    shares in public offering,
    net............................       35            --         360,228          --           --       360,263
  Acquisition of AKI...............       --            (1)             --      (3,243)          --        (3,244)
  Change in par value of stock in
    connection with Company
    Reorganization.................       38            --             (38)         --           --            --
                                        ----           ---        --------    --------      -------      --------
BALANCE AT DECEMBER 31, 1998.......     $118           $ 0        $381,061    $109,738      $  (556)     $490,361
                                        ====           ===        ========    ========      =======      ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996           1997          1998
                                                              -----------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    32,922    $    43,281    $  75,460
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................       57,825         81,864      119,239
    Provision for accounts receivable.......................        1,271          3,490        1,719
    Provision for excess and obsolete inventory.............          500         12,659        7,200
    Deferred income taxes...................................         (324)       (11,715)       1,250
    Equity loss of investees................................          605         16,779           --
    (Gain) loss on sale of fixed assets and investments.....         (139)          (239)       2,500
    Minority interest.......................................          948         (6,644)         559
  Changes in assets and liabilities excluding effects of
    acquisitions --
    Accounts receivable.....................................      (36,695)       (19,802)       4,742
    Proceeds from sale/(repurchase of) accounts
      receivable............................................           --         90,700      (16,500)
    Other receivables.......................................         (925)         1,547       (1,021)
    Inventories.............................................      (16,380)       (26,609)      23,042
    Due to/from affiliates, net.............................       (8,203)       (19,138)     (11,117)
    Other current assets....................................        1,694         (7,239)       6,709
    Other non-current assets................................       (6,108)         3,322       (8,061)
    Accounts payable........................................      (16,852)        60,939      (12,489)
    Accrued expenses........................................      (12,658)        13,817       33,489
    Accrued taxes...........................................        7,433         14,130       11,924
    Other long-term liabilities.............................         (108)        (1,089)        (685)
    Other, net..............................................        3,750             --           --
                                                              -----------    -----------    ---------
         Net cash provided by operating activities..........        8,556        250,053      237,960
                                                              -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, including
    purchase of AATS........................................     (185,112)      (178,990)    (107,889)
  Acquisition of minority interest in AAP...................           --             --      (33,750)
  Acquisition of AKI........................................           --             --       (3,244)
  Sale of property, plant and equipment.....................        2,228          1,413          121
  Purchases of investments and issuances of notes
    receivable..............................................      (15,633)       (15,187)     (20,571)
  Proceeds from sale of investments.........................          520             --        2,021
                                                              -----------    -----------    ---------
         Net cash used in investing activities..............     (197,997)      (192,764)    (163,312)
                                                              -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term borrowings...       64,852         52,393     (173,565)
  Net proceeds from issuance of 35,250,000 common shares in
    public offering.........................................           --             --      360,263
  Proceeds from issuance of Anam USA, Inc. debt.............    1,205,174      1,408,086      522,116
  Payments of Anam USA, Inc. debt...........................   (1,189,317)    (1,443,464)    (658,029)
  Net proceeds from issuance of long-term debt..............      102,193         11,389      203,170
  Payments of long-term debt................................       (3,138)       (43,541)    (158,833)
  Distributions to stockholders.............................      (15,205)        (5,000)     (33,100)
  Change in division equity account.........................      (16,605)         4,101           --
                                                              -----------    -----------    ---------
         Net cash provided by (used in) financing
           activities.......................................      147,954        (16,036)      62,022
                                                              -----------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (41,487)        41,253      136,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       91,151         49,664       90,917
                                                              -----------    -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    49,664    $    90,917    $ 227,587
                                                              ===========    ===========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $    24,125    $    37,070    $  27,730
    Income taxes............................................  $     2,256    $     3,022    $  12,908

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

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

     The investments in, and the operating results of, 20% to 50% owned companies are included in the consolidated financial statements using the equity method of accounting.

     Prior to the Reorganization (as defined below), the Company's financial statements were presented on a combined basis as a result of common ownership and business operations of all the Amkor Companies (as defined below), including AK Industries, Inc. ("AKI"). The Reorganization was treated similar to a pooling of interests as it represented an exchange of equity interests among companies under common control, except for the acquisition of AKI which was accounted for as a purchase transaction. The purchase price for the AKI stock, which represented the fair value of those shares, approximated the book value of AKI.

  Reorganization

     Prior to the Reorganization (as defined herein) the combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AKI and its subsidiary included the accounts of the following based on the ownership structure prior to the Reorganization (these companies are referred to as the "Amkor Companies"):

     M Amkor Electronics, Inc. ("AEI"), (a U.S. S Corporation) and its wholly owned subsidiaries, Amkor Receivables Corp (a U.S. Corporation) and Amkor Wafer Fabrication Services SARL (a French Limited Company) ("AWFS");

     M T.L. Limited ("TLL") (a British Cayman Island Corporation) and its
       Philippine subsidiaries, Amkor Anam Advanced Packaging, Inc. ("AAAP") (wholly owned) and Amkor/Anam Pilipinas, Inc. ("AAP"), which was owned 60% by TLL and 40% by Anam Semiconductor Inc. ("ASI")(which changed its name in 1998 from Anam Industrial Co., Ltd.) (-- see Notes 6 and 14), and its wholly-owned subsidiary Automated MicroElectronics, Inc. ("AMI");

     M C.I.L., Limited ("CIL") (a British Cayman Islands Corporation) and its wholly-owned subsidiary Amkor/Anam Euroservices S.A.R.L. ("AAES") (a French Corporation);

     M Amkor Anam Test Services, Inc. (a U.S. Corporation) (see Note 17);

     M The semiconductor packaging and test business unit of Chamterry
       Enterprises, Ltd. ("Chamterry"). During the third quarter of 1997 Chamterry transferred its customers to AEI and CIL and ceased operations of its semiconductor and test business unit; and

     M AKI (a U.S. Corporation) and its wholly-owned subsidiary, Amkor-Anam,
       Inc. (a U.S. Corporation).

     Prior to the Reorganization, all of the Amkor Companies were substantially wholly owned by Mr. and Mrs. James Kim or entities controlled by members of Mr. James Kim's immediate family (the "Founding Stockholders"), except for AAP which was 40% owned by ASI and one third of AEI and all of AKI which were owned by trusts established for the benefit of other members of Mr. James Kim's family ("Kim Family

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

Trusts"). The Amkor Companies were an interdependent group of companies involved in the same business under the direction of common management. ATI was formed in September 1997 to facilitate the Reorganization and consolidate the ownership of the Amkor Companies. In connection with the Reorganization, AEI was merged into ATI. Amkor International Holdings ("AIH"), a Cayman Islands holding company, became a wholly owned subsidiary of ATI. AIH was formed to hold the following entities: First Amkor Caymans, Inc. ("FACI"), which was formed to hold AAAP, AAP and its subsidiary AMI, TLL and its subsidiary CIL and CIL's subsidiary AAES. The relative number of shares of common stock issued by the Company in connection with each of the transactions comprising the Reorganization was based upon the relative amounts of stockholders' equity at December 31, 1997. On April 14, 1998, Mr. and Mrs. James Kim and the Kim Family Trusts received two-thirds (9,746,760 shares) and one-third (4,873,380 shares) of the ATI common stock then outstanding, respectively. On April 29, 1998, ATI issued 67,989,851 shares of common stock, representing approximately 82% of its shares immediately after the Reorganization, in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 27,528,234 shares and 36,376,617 shares were gifted to Mr. and Mrs. James Kim and the Kim Family Trusts, respectively, such that Mr. and Mrs. James Kim and the Kim Family Trusts owned 45.1% and 49.9%, respectively, of the ATI common shares outstanding after the Reorganization. Following such transactions the Founding Stockholders beneficially owned a majority of the outstanding shares of ATI common stock. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for approximately $3,000. The merger of AEI and ATI, the creation of AIH and FACI, the issuance of ATI common stock for AIH and the acquisition of AKI are collectively referred to as the Reorganization. (See "-- Income Taxes" regarding change in AEI tax status.)

  Nature of Operations

     The Company provides semiconductor packaging and test services as well as wafer fabrication services to semiconductor and computer manufacturers located in strategic markets throughout the world. Such services are provided by the Company and by ASI under a long-standing arrangement (see Note 14). Approximately 72%, 68% and 67% of the Company's packaging and test revenues in 1996, 1997 and 1998 respectively, relate to the packaging and test services provided by ASI. In addition, 100% of the Company's wafer fabrication revenues relate to the wafer fabrication services provided by ASI under a long-term agreement (see Note 14).

  Concentrations of Credit Risk

     Financial instruments, for which the Company is subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, the Company has mitigated its credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers.

     The Company has mitigated its credit risk with respect to cash and cash equivalents through diversification of its portfolio of cash holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, and high grade municipal and commercial loans. At December 31, 1998, the Company maintained approximately $35,000 in six high grade municipal and commercial loans, with the largest individual loan balance of approximately $10,000. However, at December 31, 1996, 1997 and 1998, the Company maintained approximately $14,649, $34,622 and $29,303, respectively, in deposits and certificates of deposits at foreign owned banks and $1,861, $2,548 and $4,406, respectively, in deposits at U.S. banks which exceeded federally insured limits.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

  Significant Customers

     The Company has a number of major customers in North America, Asia and Europe. The Company's largest customer, Intel Corporation, accounted for approximately 23.5%, 23.4% and 20.6% of net revenues in 1996, 1997 and 1998, respectively. The Company's five largest customers collectively accounted for 39.2%, 40.1% and 41.6% of net revenues in 1996, 1997 and 1998, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company's largest customers may change.

  Risks and Uncertainties

     The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with ASI (see Note 14), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations and results of ASI on an equity accounting basis, assuming we make the $150,000 investment in ASI (because we will be required to record our proportional ownership interest in ASI's earnings or losses).

  Foreign Currency Translation

     Substantially all of the Company's foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities which were originally denominated in a foreign currency are translated into U.S. dollars at month-end exchange rates. Non-monetary items which were originally denominated in foreign currencies are translated at historical rates. Gains and losses from such remeasurement and from transactions denominated in foreign currencies are included in other (income) expense, net. The cumulative translation adjustment reflected in accumulated other comprehensive income in stockholders' equity in the consolidated balance sheets related primarily to investments in unconsolidated companies which used the local currency as the functional currency (see Note 6).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Accounts Receivable

     At December 31, 1997 and 1998, trade accounts receivable represent the Company's interest in receivables in excess of amounts purchased by banks under an accounts receivable sale agreement (see Note 3). Of the total net trade accounts receivable amount at December 31, 1997 and 1998, $19,905 and $22,488, respectively relates to the trade accounts receivable of CIL which were not sold under the Agreement.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally by using a moving average method.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Depreciable lives follow:

Buildings and improvements..................................  10 to 30 years
Machinery and equipment.....................................    3 to 5 years
Furniture, fixtures and other equipment.....................   3 to 10 years

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $58,497, $81,159 and $116,424 for 1996, 1997 and 1998, respectively.

  Other Noncurrent Assets

     Other noncurrent assets consist principally of goodwill, deferred debt issuance costs, security deposits, deferred income taxes and the cash surrender value of life insurance policies.

     The Company recorded goodwill representing the excess of cost over the book value of minority interest in AAP (see Note 17). Goodwill is amortized on a straight-line basis over a period of ten years which is the estimated future period to be benefited by the acquisition.

     In connection with the $207,000 offering of Convertible Notes (see Note 2) the Company incurred approximately $9,100 of debt issuance costs which have been deferred and are amortized and reflected as interest expense over the life of the Convertible Notes.

  Other Noncurrent Liabilities

     Other noncurrent liabilities consist primarily of pension obligations and noncurrent income taxes payable.

  Stock Compensation Plans

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock based plans is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123 are presented in Note 13.

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

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     AEI elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. The accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods (see "-- Reorganization").

     Just prior to the Offerings (see Note 2), AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level.

  Revenue Recognition and Risk of Loss

     The Company records revenues upon shipment of packaged semiconductors to its customers. The Company does not take ownership of customer-supplied semiconductors. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Risk of loss for the Company's packaging costs passes upon completion of the packaging process and shipment to the customer. In regards to wafer fabrication services, the Company records revenues upon shipment of completed wafers to its customers.

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company believes that the impact of adopting SFAS No. 133 on its financial statements will not be material and has not determined the timing of adoption.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

  Reclassifications

     Certain previously reported amounts have been reclassified to conform with the current presentation.

 2. INITIAL PUBLIC OFFERING

     On May 6, 1998, the Company completed its Initial Public Offering of 30,000,000 shares of its common stock at a price to the public of $11.00 per share and $180,000 aggregate principal amount of Convertible Notes ("Initial Public Offering" or "Offerings"). Also on May 8, 1998, the Company sold 5,250,000 additional shares of its common stock and $27,000 additional principal amounts of Convertible Notes in conjunction with the underwriters' over-allotment options. The net proceeds were approximately $558,121, after deducting the underwriter discounts and offering expenses. The convertible notes
1) are convertible into the Company's common stock at $13.50 per share; 2) are callable in certain circumstances after three years; 3) are unsecured and subordinate to senior debt; 4) carry a coupon rate of 5 3/4%; and 5) mature at the end of five years. Approximately $264,000 of the proceeds were used to reduce short-term and long-term borrowings. Approximately $86,000 of the proceeds were used to reduce amounts due to Anam USA, Inc., ASI's wholly owned financing subsidiary ("AUSA"). Approximately $34,000 of the proceeds was used to purchase ASI's 40% interest in AAP. (See Note 17.) In connection with the Offerings, one existing stockholder sold approximately 5,000,000 of his shares.

 3. ACCOUNTS RECEIVABLE SALE AGREEMENT

     Effective July 7, 1997, the Company entered into an agreement to sell receivables (the "Agreement") with certain banks (the "Purchasers"). The transaction qualifies as a sale under the provisions of SFAS No. 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the Agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the Company, up to a maximum of $100,000. In connection with the Agreement, the Company established a wholly owned, bankruptcy remote subsidiary, Amkor Receivables Corp., to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the Agreement. Amkor Receivables Corp. simultaneously sells the accounts receivable at the same discount to the Purchasers. The Agreement is structured as a three year facility subject to annual renewals based upon the mutual consent of the Company and purchasers. Prior to December 31, 1997, the Company applied approximately $83,400 of the Receivables Sale proceeds together with approximately $17,000 of working capital to reduce the Company's indebtedness to AUSA which amounts were advanced by AUSA to entities controlled by members of James Kim's family.

     The first annual renewal under the Agreement was effective December 30, 1998 and the next renewal date is December 29, 1999. ASI had guaranteed the Company's obligations under the agreement (See Note 14), however, ASI was released from its obligations as guarantor effective December 30, 1998.

     Proceeds, net of reduction in selected accounts receivable from the sale of receivables were $84,400 in 1997 which has decreased by $12,900 during 1998 due to a further reduction in selected accounts receivable. Losses on receivables sold under the Agreement were approximately $2,414 and $4,693 in 1997 and 1998, respectively and are included in other expense, net. As of December 31, 1997 and 1998, approximately $6,300 and $2,700, respectively, is included in current liabilities for amounts to be refunded to the Purchasers as a result of a reduction in selected accounts receivable.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

 4. INVENTORIES

     Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Raw materials and purchased components.................  $105,748    $ 77,351
Work-in-process........................................    10,122       8,277
                                                         --------    --------
                                                         $115,870    $ 85,628
                                                         ========    ========

 5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Land...................................................  $  2,346    $  2,346
Buildings and improvements.............................   109,528     142,252
Machinery and equipment................................   448,032     534,314
Furniture, fixtures and other equipment................    33,050      40,502
Construction in progress...............................    31,964       8,282
                                                         --------    --------
                                                          624,920     727,696
Less -- Accumulated depreciation and amortization......   197,859     311,585
                                                         --------    --------
                                                         $427,061    $416,111
                                                         ========    ========

6. INVESTMENTS

     The Company's investments include investments in affiliated companies which provide services to the Company (see Note 14) and certain other technology based companies. Investments are summarized as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Equity Investment in ASI (8.1% at December 31, 1997).....  $13,863    $    --
                                                           -------    -------
Other Equity Investments (20% - 50% owned)
  Taiwan Semiconductor Technology Corporation............       --     20,052
  Other..................................................      738        738
                                                           -------    -------
          Total other equity investments.................      738     20,790
                                                           -------    -------
Available for Sale.......................................    5,220      4,686
                                                           -------    -------
                                                           $19,821    $25,476
                                                           =======    =======

     On October 21, 1998, the Company announced that it entered into a joint venture, Taiwan Semiconductor Technology Corporation ("TSTC"), with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., United Test Center and Chinfon Semiconductor & Technology Company. TSTC, which is expected to commence operations during the first quarter of 1999, will provide independent advanced integrated circuit ("IC") packaging services primarily for the Taiwan market and Taiwan foundry output. The Company plans to invest an estimated total of $40,000 in TSTC. In October 1998, the Company invested $10,000 as part of

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

the second round of joint venture financing. In December, 1998, the Company purchased additional TSTC shares from ASI for $10,000 which represented ASI's investment as part of the joint venture's initial round of financing in which ATI did not participate. ASI did not participate in the joint venture's second round of financing. As of December 31, 1998 the Company owns approximately a 25% interest in TSTC and accordingly, the Company's investment in TSTC is accounted for using the equity method of accounting.

     The Company's investment in ASI was accounted for using the equity method of accounting. Although the Company did not own in excess of 20% of the outstanding common stock of ASI, the Company, through its common ownership with the Kim family and entities controlled by the Kim family, owned 40.7% of the outstanding common stock of ASI at December 31, 1997 and could have exercised a significant influence over ASI. Accordingly the Company applied the equity method based on its ownership interest.

     In 1997, the Company recognized a loss of $17,291, resulting principally from the impairment of value of its investment in ASI as well as the Company's equity in loss of ASI for the year ended December 31, 1997. The amount of the impairment loss was determined based upon the market value of the ASI shares on the Korean Stock Exchange on February 16, 1998, the date that the Company sold its investment in ASI common stock to AK Investments, Inc., an entity owned by James J. Kim. In exchange for the shares, AK Investments, Inc. assumed $13,863 of the Company's long-term borrowings from Anam USA, Inc.

     ASI's independent auditors' report indicates that the financial statements of ASI have been prepared assuming that ASI will continue as a going concern. ASI's business has been severely affected by the economic crisis in Korea. ASI has traditionally operated with a significant amount of debt relative to its equity and had a significant working capital deficit at December 31, 1997 and has contractually guaranteed the debt obligations of certain affiliates and subsidiaries. These significant uncertainties may affect ASI's future operations and its ability to maintain or refinance certain debt obligations as they mature, which raise substantial doubt regarding ASI's ability to continue as a going concern. ASI's plans to address these matters, which are disclosed in ASI's financial statements, include entering into the Korean financial restructuring program known as "Workout" in October 1998. The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises and does not involve the judicial system. The ultimate outcome of these uncertainties cannot be determined presently and ASI's financial statements do not include any adjustments that might result from these uncertainties. See Note 14 for more information regarding the Workout.

     ASI's financial statements are prepared on the basis of Korean GAAP, which differs from U.S. GAAP in certain significant respects. The Company's equity in loss of ASI is based upon the Korean GAAP information noted above and the Company's estimate of significant U.S. GAAP adjustments. These adjustments were not significant in 1996. In 1997, ASI recognized a W349 billion loss principally as a result of foreign exchange losses on U.S. dollar denominated liabilities due to the significant depreciation of the won relative to the U.S. dollar. For purposes of determining the Company's equity in loss of ASI under U.S. GAAP, losses on remeasuring U.S. dollar denominated liabilities are not recognized as the U.S. dollar is the functional currency for ASI. Such U.S. dollar denominated liabilities were W2,144 billion at December 31, 1997. Also, at December 31, 1997, the carrying value of the investment in ASI, adjusted for the loss on the 1998 disposition discussed above, is less than the Company's portion of ASI's net assets after consideration of the estimated U.S. GAAP adjustments. The most significant such adjustment affecting net assets is the remeasurement of property, plant and equipment to historical costs as required as the U.S. dollar is the functional currency.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     The following summary of consolidated financial information pertaining to ASI for 1996 and 1997 was derived from the consolidated financial statements referred to above. No amounts are presented for 1998 as the investment was sold in February 1998. All amounts are in millions of Korean Won:

                                                       1996          1997
                                                    ----------    ----------
SUMMARY INCOME STATEMENT INFORMATION:
Sales.............................................  W1,338,718    W1,786,457
Net income (loss).................................  W   (9,385)   W (348,729)
SUMMARY BALANCE SHEET INFORMATION:
Total assets......................................  W2,225,288    W3,936,030
Total liabilities.................................  W1,975,431    W3,834,096

 7. SHORT-TERM CREDIT FACILITIES

     At December 31, 1997 and 1998, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one-year renewable terms, generally bear interest at current market rates appropriate for the country in which the borrowing is made (ranging from 11.25% to 16.0% at December 31, 1998). For 1997 and 1998, the weighted average interest rate on these borrowings was 8.6% and 11.9%, respectively. Included in cash and cash equivalents is $11,200 of certificates of deposit pledged as collateral for certain of these lines. The unused portion of lines of credit total $54,077 at December 31, 1998.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

 8. DEBT

     Following is a summary of the Company's short-term borrowings and long-term debt excluding the $207,000 of Convertible Notes discussed in Note 2.:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1998
                                                              ---------    --------
Short-term borrowings (see Note 7)..........................  $ 187,659    $ 30,430
Bank loan, interest at LIBOR plus annual spread (6.78% at
  December 31, 1997), due October, 2000.....................     50,000          --
Bank loan, interest at LIBOR plus annual spread (6.68% at
  December 31, 1997), due in installments beginning March,
  1998 through April, 2001..................................     71,250          --
Bank debt, interest at LIBOR plus annual spread (9.37% at
  December 31, 1997), due December, 2001....................     20,000          --
Bank debt, interest at LIBOR plus annual spread (12.22% at
  December 31, 1997,) due October, 1998.....................      5,000          --
Bank debt, interest at LIBOR plus annual spread (9.09% at
  December 31, 1997), due in installments with balance due
  September, 1999...........................................      3,500          --
Bank debt, interest at LIBOR plus annual spread (11.88% at
  December 31, 1997), due in equal installments through
  January, 2001.............................................      5,502          --
Note payable, interest at bank's prime (12.25% at December
  31, 1998), due in installments with balance due April,
  2004......................................................      9,530      12,747
Note payable, interest at LIBOR plus annual spread (10.25%
  at December 31, 1998), due in installments with balance
  due November, 1999........................................      9,000       7,000
Other, primarily capital lease obligations and other debt...      2,810       3,326
                                                              ---------    --------
                                                                364,251      53,503
Less -- Short-term borrowings and current portion of
  long-term debt............................................   (167,317)    (38,657)
                                                              ---------    --------
                                                              $ 196,934    $ 14,846
                                                              =========    ========

     The Bank loans were obtained to finance the expansion of the Company's factories in the Philippines. The Company had the option to prepay all or part of the loans on any interest payment date. These Bank loans were unconditionally and irrevocably guaranteed by ASI. The Bank loans contained provisions pertaining to the maintenance of specified debt-to-equity ratios, restrictions with respect to corporate reorganization, acquisition of capital stock or substantially all of the assets of any other corporations and advances and dispositions of all or a substantial portion of the borrower's assets, except in the ordinary course of business. AAP was not in compliance with covenants regarding the maintenance of certain debt-to-equity ratios and advances to affiliates at December 31, 1997. As a result of the receipt of the net proceeds from the Initial Public Offering (see Note 2), amounts due under these agreements, certain other agreements with cross-default clauses and $42,500 of short-term borrowings which were refinanced were classified as non-current liabilities at December 31, 1997 in the accompanying consolidated balance sheet.

     Other bank debt instruments have interest rates based on Singapore interbank rates and LIBOR plus an annual spread. The loans are secured by assets of the Company including assets acquired through proceeds from the loans.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     Interest expense related to short-term borrowings and long-term debt, including the Convertible Notes, is presented net of interest income of $5,471, $5,752 and $9,072 in 1996, 1997 and 1998, respectively, in the Company's Consolidated Statements of Income.

     The $207,000 of Convertible Notes mature in May, 2003. The principal payments required under other long-term debt borrowings at December 31, 1998 are as follows:

                                                             AMOUNT
                                                             -------
1999.......................................................  $ 8,227
2000.......................................................    3,731
2001.......................................................    3,215
2002.......................................................    2,802
2003.......................................................    2,549
Thereafter.................................................    2,549
                                                             -------
Total......................................................  $23,073
                                                             =======

 9. EMPLOYEE BENEFIT PLANS

  U.S. Defined Contribution Plan

     ATI has a defined contribution benefit plan covering substantially all U.S. employees under which employees can contribute up to 13% of salary to the plan and ATI matches 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $776, $959 and $1,394 in 1996, 1997 and 1998, respectively.

  Philippine Pension Plan

     AAAP, AAP and AMI sponsor a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

     During 1998, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of this plan.

     The components of net periodic pension cost for the defined benefit plan are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
Service cost of current period...................  $1,542    $1,274    $1,618
Interest cost on projected benefit obligation....   1,228       957     1,209
Expected return on plan assets...................    (672)     (534)     (879)
Amortization of transition obligation............      93        81        79
                                                   ------    ------    ------
          Total pension expense..................  $2,191    $1,778    $2,027
                                                   ======    ======    ======

     It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     The following table sets forth the funded status of the Company's defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                    1997       1998
                                                   -------    -------
Change in projected benefit obligation:
  Projected benefit obligation at beginning of
     year........................................  $12,699    $10,428
  Service cost...................................    1,274      1,618
  Interest cost..................................      957      1,209
  Actuarial loss/(gain)..........................       94        194
  Foreign exchange(gain)/loss....................   (4,483)       348
  Benefits paid..................................     (113)      (230)
                                                   -------    -------
  Projected benefit obligation at end of year....  $10,428    $13,567
                                                   -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................  $ 6,077    $ 6,614
  Actual return on plan assets...................      585       (461)
  Employer contribution..........................    2,322      2,137
  Foreign exchange (loss)/gain...................   (2,257)       144
  Benefits paid..................................     (113)      (230)
                                                   -------    -------
  Fair value of plan assets at end of year.......  $ 6,614    $ 8,204
                                                   -------    -------
Funded status:
  Projected benefit obligation in excess of plan
     assets......................................  $ 3,814    $ 5,363
  Unrecognized actuarial loss....................     (953)    (2,546)
  Unrecognized transition obligation.............     (967)      (906)
                                                   -------    -------
  Accrued pension costs..........................  $ 1,894    $ 1,911
                                                   =======    =======

     The discount rate used in determining the projected benefit obligation was 12% as of December 31, 1997 and 1998. The rates of increase in future compensation levels was 11% as of December 31, 1997 and 1998. The expected long-term rate of return on plan assets was 12% as of December 31, 1997 and 1998. These rates reflect economic and market conditions in the Philippines.

     The fair value of plan assets include an investment in our Company's common stock of approximately $1,100 at December 31, 1998.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

10. INCOME TAXES

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1996        1997         1998
                                                        -------    ---------    --------
Current:
  Federal.............................................  $5,880     $ 16,126     $18,316
  State...............................................      60        2,639       4,426
  Foreign.............................................   2,260           28         724
                                                        ------     --------     -------
                                                         8,200       18,793      23,466
                                                        ------     --------     -------
Deferred:
  Federal.............................................    (226)      (4,991)        282
  Foreign.............................................     (98)      (6,724)        968
                                                        ------     --------     -------
                                                          (324)     (11,715)      1,250
                                                        ------     --------     -------
          Total provision.............................  $7,876     $  7,078     $24,716
                                                        ======     ========     =======

     The reconciliation between the tax payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1996        1997         1998
                                                       --------    ---------    --------
Federal statutory rate...............................  $15,054     $ 21,352     $35,257
State taxes, net of federal benefit..................       60        1,285       2,877
S Corp. status of AEI through April 28, 1998.........   (2,900)      (3,613)     (4,500)
Deferred taxes established at termination of S Corp.
  status of AEI......................................       --           --      (1,954)
(Income) losses of foreign subsidiaries subject to
  tax holiday........................................    4,957       (5,106)     (9,129)
Foreign exchange (losses)/gains recognized only for
  income taxes.......................................       --      (21,147)     12,602
Change in valuation allowance........................       --       22,000      (8,079)
Difference in rates on foreign subsidiaries..........   (9,295)      (7,693)     (3,377)
Goodwill and other permanent differences.............       --           --       1,019
                                                       -------     --------     -------
          Total......................................  $ 7,876     $  7,078     $24,716
                                                       =======     ========     =======

     The Company has structured its global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. AAAP has a tax holiday in the Philippines which expires at the end of 2002. Foreign exchange (losses)/gains recognized for income taxes relate to unrecognized net foreign exchange (losses)/gains on U.S. dollar denominated monetary assets and liabilities. These (losses)/gains, which are not recognized for financial reporting purposes as the U.S. dollar is the functional currency (see Note 1), result in deferred tax assets that will be realized, for Philippine tax reporting purposes, upon settlement of the related asset or liability. The net deferred tax asset related to these losses increased in 1997 as a result of the dramatic devaluation of the Philippine peso relative to the U.S. dollar. These assets decreased in 1998 as they were realized for Philippine tax reporting purposes. The Company's ability to utilize these assets depends on the timing of the settlement of the related assets or liabilities and the amount of taxable income recognized within the Philippine statutory carryforward limit of three years.

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

Accordingly, a valuation allowance was established for a portion of the related deferred tax assets. As of December 31, 1998, foreign net operating loss carryforwards of $11,050 are available to offset future foreign income through 2001. In addition, minimum corporate income tax credits of $1,182 are available to offset future foreign tax obligations through 2001.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1998
                                                         --------    --------
Deferred tax assets (liabilities):
  Retirement benefits..................................  $    816    $  1,038
  Other accrued liabilities............................       100       4,571
  Receivables..........................................       227       1,717
  Inventories..........................................     6,509       2,583
  Property, plant and equipment........................        --      (2,139)
  Unrealized foreign exchange losses...................    37,447      15,805
  Unrealized foreign exchange gains....................    (9,084)     (3,530)
  Loss on sale of investment in ASI....................        --       1,620
  Net foreign operating loss carryforward..............        --       3,646
  Minimum corporate income tax.........................        --       1,182
  Other................................................        (2)        191
                                                         --------    --------
  Net deferred tax asset...............................    36,013      26,684
  Valuation allowance..................................   (22,000)    (13,921)
                                                         --------    --------
  Net deferred tax asset...............................  $ 14,013    $ 12,763
                                                         ========    ========

     Non-U.S. income before taxes and minority interest of the Company was $20,420, $32,920 and $53,937 in 1996, 1997 and 1998, respectively.

     The company does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are permanently reinvested in the companies that produced them. These cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to approximately $37,000 as of December 31, 1998. An estimated $12,000 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

     At December 31, 1997 and 1998 current deferred tax assets of $13,439 and $9,838, respectively, are included in other current assets and noncurrent deferred tax assets of $574 and $2,925, respectively, are included in other assets in the consolidated balance sheet. The Company's net deferred tax assets include amounts which, in the opinion of management, are more likely than not to be realizable through future taxable income.

     The Company's tax returns have been examined through 1993 in the Philippines and through 1994 in the U.S. The tax returns for open years are subject to changes upon final examination of these. Changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates for the Company.

     In connection with the Initial Public Offering, the Company and the stockholders of AEI entered into a Tax Indemnification Agreement providing that the Company and AEI will be indemnified by such stockholders, with respect to their proportionate share of any federal or state corporate income taxes

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through the date AEI terminated its S Corporation status. The Tax Indemnification Agreement provides that the Company and AEI will indemnify the stockholders if such stockholders are required to include in income additional amounts attributable to taxable years on or before the date AEI terminated its S Corporation status as to which AEI filed or files tax returns claiming status as an S Corporation.

     Prior to AEI's termination of its S Corporation status, Mr. and Mrs. James Kim and the Kim Family Trusts had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of AEI's income. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay these income taxes. Upon finalization of the AEI tax returns, approximately $3,000 of these distributions will be refunded to the Company.

11. STOCKHOLDERS' EQUITY

     The common stock and additional paid-in-capital of the Company are reflected at the original cost of the Amkor Companies. In connection with the Reorganization (see Note 1), the Company authorized 500,000,000 shares of $.001 par value common stock, of which 82,610,000 shares were issued to the stockholders of the Amkor Companies in exchange for their interests in these Companies.

     At the date of the Reorganization consolidated retained earnings included $3,243 related to AKI. This amount is reflected as a reduction in retained earnings in 1998 as a result of the purchase of AKI by the Company.

     In addition, the Company authorized 10,000,000 shares of $.001 par value preferred stock, designated as Series A.

     Changes in the division equity account reflected in the consolidated statement of stockholders' equity represent the net cash flows resulting from the operations of the Chamterry semiconductor packaging and test business for the periods indicated. Such cash flows have been presented as distributions or capital contributions since these amounts were retained in Chamterry Enterprises, Ltd. for the benefit of the owners.

     The line items included in Other Comprehensive Income, as presented in the Consolidated Statements of Stockholders' Equity, relate to S Corporation activity prior to 1998. Accordingly, the related amounts reflected in Other Comprehensive Income and Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders' Equity and the Consolidated Balance Sheets are net of taxes at an effective tax rate of 0%.

12. EARNINGS PER SHARE

     Net income per common share was calculated by dividing net income and pro forma net income by the weighted average number of shares outstanding for the respective periods, adjusted for the effect of the Reorganization (see Note 1) and the Initial Public Offering (see Note 2).

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. In accordance with the statement, all prior period per share amounts were revised to reflect this presentation. Both the Company's basic and diluted as

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

well as the Company's basic pro forma and diluted pro forma per share amounts are the same for all periods presented except for the year ended December 31, 1998 which are calculated as follows:

                                                                  WEIGHTED
                                                  EARNINGS       AVG. SHARES     PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
EARNINGS PER SHARE -- YEAR ENDED
  DECEMBER 31, 1998
  Basic earnings per share.....................    $75,460       106,221,000       $0.71
  Impact of Convertible Notes..................      5,672        10,334,000
  Dilutive effect of options...................         --            41,000
                                                   -------       -----------       -----
  Diluted earnings per share...................    $81,132       116,596,000       $0.70
                                                   =======       ===========       =====
PRO FORMA EARNINGS PER SHARE -- YEAR ENDED
  DECEMBER 31, 1998 (UNAUDITED)
  Basic pro forma earnings per share...........    $70,960       106,221,000       $0.67
  Impact of Convertible Notes..................      5,672        10,334,000
  Dilutive effect of options...................         --            41,000
                                                   -------       -----------       -----
  Diluted pro forma earnings per share.........    $76,632       116,596,000       $0.66
                                                   =======       ===========       =====

13. STOCK COMPENSATION PLANS

     1998 Director Option Plan. The Company's 1998 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. A total of 300,000 shares of Common Stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. Generally, the Director Plan provides for an initial grant of options to purchase 15,000 shares of Common Stock to each new non-employee director of the Company (an "Outside Director") when such individual first becomes an Outside Director. In addition, each Outside Director will automatically be granted subsequent options to purchase 5,000 shares of Common Stock on each date on which such Outside Director is re-elected by the stockholders of the Company, provided that as of such date such Outside Director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the Common Stock on the grant date, except that with respect to initial grants to directors on the effective date of the Director Plan the exercise price was 94% of the Initial Public Offering price per share of Common Stock in the Initial Public Offering. The term of each option is ten years and each option granted to an Outside Director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of December 31, 1998, there were 60,000 options outstanding under the Director Plan.

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

     Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year period

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

and the term of the options granted under the 1998 Plan may not exceed ten years. As of December 31, 1998, there were 3,695,300 options outstanding under the 1998 Plan.

     1998 Stock Option Plan for French Employees. The 1998 Stock Option Plan for French Employees (the "French Plan") was approved by the Board of Directors in April 1998. Unless terminated sooner, the French Plan will continue in existence for 5 years. The French Plan provides for the granting of options to employees for AAES and AWFS, the Company's French subsidiaries (the "French Subsidiaries"). A total of 250,000 shares of Common Stock have been reserved for issuance under the French Plan plus an annual increase to be added on each anniversary date of the adoption of the French Plan. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of Common Stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant. As of December 31, 1998, there were 68,600 options outstanding under the French Plan.

     A summary of the status of the Company's stock option plans follows:

                                                                WEIGHTED AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                   OF SHARES       PER SHARE
                                                   ---------    ----------------
Balance at January 1, 1998.....................           --         $   --
Granted........................................    3,974,200         $10.01
Exercised......................................           --         $   --
Cancelled......................................      150,300         $11.00
                                                   ---------         ------
Balance at December 31, 1998...................    3,823,900         $ 9.97
                                                   ---------         ------
Exercisable at December 31, 1998...............           --         $   --
                                                   =========         ======

     Significant option groups outstanding at December 31, 1998 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                                            WEIGHTED
                                   OUTSTANDING          EXERCISABLE         AVERAGE
                                ------------------   ------------------    REMAINING
                                 SHARES     PRICE     SHARES     PRICE    LIFE (YEARS)
                                ---------   ------   ---------   ------   ------------
Options with Exercise Price
  of:
  $11.00......................  3,038,200   $11.00          --   $11.00       9.3
  $10.34......................     30,000   $10.34          --   $10.34       9.3
  $ 9.14......................     30,000   $ 9.14          --   $ 9.14       9.5
  $ 5.66......................    725,700   $ 5.66          --   $ 5.66       9.9
                                ---------   ------               ------       ---
Options outstanding at
  December 31, 1998...........  3,823,900                   --
                                =========            =========

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     A summary of the weighted average fair value of options at grant date granted during the year ended December 31, 1998 follows:

                                                         WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                             NUMBER OF    EXERCISE PRICE       GRANT DATE
                                              SHARES        PER SHARE         FAIR VALUES
                                             ---------   ----------------   ----------------
Options whose exercise price is greater
  than the market price on grant date......     42,600        $11.00             $2.22
                                             ---------        ------             -----
Options whose exercise price equals market
  price on grant date......................  3,901,600        $ 9.99             $4.31
                                             ---------        ------             -----
Options whose exercise price is less than
  the market price on grant date...........     30,000        $10.34             $4.97
                                             =========        ======             =====

     In order to calculate the fair value of stock options at date of grant, the Company used the Black-Scholes option pricing model. The following assumptions were used: expected option term -- 4 years, stock price volatility factor -- 47%, dividend yield -- 0%, and risk free interest rate -- 5.38%.

     1998 Employee Stock Purchase Plan. The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in January 1998 and was approved by the stockholders in April 1998. A total of 1,000,000 shares of common stock have been made available for sale under the Purchase Plan and an annual increase is to be added on each anniversary date of the adoption of the Purchase Plan. Employees (including officers and employee directors of the Company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the compensation an employee receives on each payday. The initial offering period began on October 1, 1998 with a seven-month offering period. All subsequent offering periods will be consecutive six-month periods beginning on May 1, 1999, subject to change by the Board of Directors. Each participant will be granted an option on the first day of an offering period, and shares of Common Stock will be automatically purchased on the last date of each offering period. The purchase price of the Common Stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of the offering period or on the purchase date. Employees may end their participation in an offering period at any time, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate in January 2008, unless sooner terminated by the Board of Directors.

     Under the Purchase Plan, the Company has withheld approximately $600 through payroll deductions as of December 31, 1998. The fair market value per share of the Company's common stock was $4.56 on October 1, 1998, the start date of the first offering period. The fair value of the purchase rights granted during 1998 was $1.29 which was estimated using the Black Scholes option pricing model with the following assumptions: expected option term -- 7 months, stock price volatility factor -- 47%, dividend yield -- 0% and risk free interest rate -- 4.31%.

     The Company accounts for its stock compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had the Company recorded compensation expense for its stock compensation plans, as provided by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's reported net income and basic and diluted earnings per

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

share, which reflects pro forma adjustments for income taxes (see Note 19), would have been reduced to the pro forma amounts indicated below:

                                                                FOR THE YEAR
                                                             ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    -------    -------
                                                                 (UNAUDITED)
Net Income:
     As reported....................................    $30,022    $39,668    $70,960
     Pro forma......................................    $30,022    $39,668    $69,313
Earnings per share:
  Basic:
     As reported....................................    $  0.36    $  0.48    $  0.67
     Pro forma......................................    $  0.36    $  0.48    $  0.65
  Diluted:
     As reported....................................    $  0.36    $  0.48    $  0.66
     Pro forma......................................    $  0.36    $  0.48    $  0.64

14. RELATED-PARTY TRANSACTIONS

     At December 31, 1997, the Company owned 8.1% of the outstanding stock of ASI (see Note 6), and ASI owned 40% of AAP. On February 16, 1998, the Company sold its investment in ASI common stock for $13,863 to AK Investments, Inc. based on the market value of ASI shares on the Korean Stock Exchange. On June 1, 1998 the Company purchased ASI's interest in AAP for approximately $34,000 (see
Note 17). In 1996, 1997, and 1998, approximately 72%, 68% and 67%, respectively, of the Company's packaging and test revenues as well as 100% of the Company's wafer fabrication revenues (see Note 1) were derived from services performed for the Company by ASI, a Korean public company in which certain of the Company's principal stockholders hold a minority interest. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea and Japan to whom ASI has historically sold such services directly. During 1998, the Company became responsible for marketing and selling ASI's semiconductor packaging and test services to the majority of ASI's customers in Japan. The Company has worked closely with ASI in developing new technologies and products. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancellable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company previously met a significant portion of its financing from financing arrangements provided by AUSA. A majority of the amount due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

test service charges and wafer fabrication service charges from ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement were significant. Purchases from ASI through AUSA were $460,282, $527,858 and $573,791 for 1996, 1997 and 1998,
respectively. Charges from AUSA for interest and bank charges were $7,074, $6,002 and $2,215 for 1996, 1997 and 1998, respectively. Excluding the $20,000 balance due from ASI at December 31, 1998 for prepaid wafer foundry service charges (see discussion below), the net amounts payable to ASI and AUSA were $156,350 and $8,357 at December 31, 1997 and 1998, respectively.

     ASI's ability to continue to provide services to the Company will depend on ASI's financial condition and performance. ASI currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the foreseeable future. The Company is advised that ASI has published its most recent annual unconsolidated financial statements as of December 31, 1998. These unconsolidated financial statements are prepared on the basis of Korean GAAP, which differs from U.S. GAAP. U.S. GAAP financial statements are not available (See Note 6). As of December 31, 1998, ASI, on an unconsolidated basis, had current liabilities of approximately W1,716 billion, including approximately W924 billion of short-term borrowings and approximately W214 billion of current maturities of long-term debt, and had long-term liabilities of approximately W1,182 billion, including approximately W448 billion of long-term debt and approximately W655 billion of long-term capital lease obligations. As of such date, the total shareholders' equity of ASI amounted to approximately W164 billion. ASI's business has been severely affected by the economic crisis in Korea. In late 1997, the Republic of Korea began to undergo a foreign currency liquidity crisis resulting in significant adverse economic circumstances and significant depreciation in the value of the Korea Won against the U.S. dollar. ASI historically operated with a significant amount of debt relative to its equity. The economic crisis in Korea led to sharply higher interest rates and significantly reduced opportunities for refinancing maturing debts. Because ASI maintained a substantial amount of short-term debt, its inability to refinance this debt created a liquidity crisis for ASI.

     As of December 31, 1998, ASI was contingently liable under guarantees in respect of debt of its non-consolidated subsidiaries and affiliates in the aggregate amount of approximately W668 billion. As of December 31, 1998, such guarantees included those in respect of all of AUSA's debt totaling approximately $225,000. Prior to the Initial Public Offering, the Company met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. The Company currently does not depend on such financing arrangements. In addition, if any relevant subsidiaries or affiliates of ASI were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

     In response to this situation, in October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as "Workout." The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. This process involves negotiation between the related banks and ASI, and does not involve the judicial system. The Workout process also does not impact debts outstanding with trade creditors, including balances due to/or from the Company. ASI's operations have continued uninterrupted during the process, and we expect ASI's operations to continue uninterrupted for the duration of the process.

     The Company has received the report of the meeting of ASI's creditor banks at which the principal terms of a workout plan for ASI were approved. We understand from ASI's management that many of the details of the Workout program will be contained in definitive agreements between ASI and the creditor banks and none

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

of these agreements have yet been finalized. The terms of ASI's Workout set forth below are based upon the reported information provided to us by ASI's management. References to "won" or "W" are to the currency of Korea.

     The Workout as approved by the creditor banks contains the following relief provisions for ASI:

     N The creditor banks will allow ASI to defer repayment on principal of ordinary loans until December 31, 2003. After December 31, 2003, bank loans with repayment terms will be payable through readjustment of repayment schedules on the basis of the repayment period as of October 24, 1998. For loans without repayment terms the schedule to repay principal amounts will be determined by ASI and the creditor banks at the end of such period.

     N The creditor banks will allow ASI to defer repayment of principal under capital leases until December 31, 1999, with payments of principal to resume under a 7 year installment plan thereafter.

     N The creditor banks will allow ASI to roll over the maturity of its Won-denominated debentures held by the creditor banks for an additional three year term after currently scheduled maturity dates.

     N The creditor banks will allow ASI to make no interest payments on ordinary loans until December 31, 1999. The creditor banks will add accrued interest to the principal amounts of these loans every three months.

     N The creditor banks will reduce interest rates on ASI's remaining outstanding Won-denominated ordinary bank loans to 10% or the prime rate of each creditor bank, whichever is greater. This would reduce ASI's weighted average interest rate from 12.9% before the Workout to 10.5% after the Workout.

     N The creditor banks will give ASI a five year grace period until December
       31, 2003 against enforcement of guarantees made by ASI for liabilities of ASI's affiliates. In addition, interest will not accrue on guaranteed obligations during the five year period.
     N The creditor banks will provide to ASI a short-term loan of W50 billion at the prime rate plus 1%, to be repaid with proceeds from the sale of K4.
     N The creditor banks will convert W250 billion ($208,000, using the December 31, 1998 exchange rate of W1207 to $1.00) of ASI debt held by the creditor banks into: (1) W122.3 billion ($102,000 using the December 31, 1998 exchange rate) in equity shares of ASI, (2) W108.1 billion ($90,000 using the December 31, 1998 exchange rate) in five-year non-interest bearing convertible debt and (3) W19.6 billion ($16,000) in non-interest bearing loans. The conversion would take place in installments over four years and at a conversion rate equal to W5,000 per share, the par value of ASI's common stock. In order for the initial conversion of debt to take place in accordance with the terms of the Workout, ASI will have to undergo a series of corporate actions, including a reverse stock split to bring the fair market value of its equity shares to a price at least equal to the par value of such shares. The creditor banks would time their conversions of ASI debt to coincide with equity investments made in ASI by a third-party foreign investor company, in the aggregate amount of $150,000 over a four year period.

     The conversion of debt by the creditor banks depends upon ASI obtaining a commitment from a third party foreign investor to invest $150,000 in ASI equity over a four-year period. We have sent a letter to ASI's creditor banks committing, subject to certain conditions, to make an investment of $41,000 in 1999 and, assuming certain additional conditions are met, we will invest an additional $109,000 between years 2000 and 2002. As a result of our commitment to invest, ASI agreed to reduce the K4 purchase price from $607,000 to $582,000. Our letter to ASI's creditor banks committing to an investment in ASI is contingent upon completion of the acquisition of K4, the continuation of the Workout plan as approved, the continued

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

effectiveness of our Supply Agreements with Anam and coordination of proposed equity investments with the conversion by the creditor banks of their ASI debt to equity. Our commitment letter provides that upon meeting these conditions, we would invest $41,000 in 1999, 2000, and 2001 with a final investment of $27,000 in 2002. We would purchase the ASI shares at W5,000 per share. Since our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars. The letter has not yet been accepted by ASI's creditor banks and we cannot be certain that the banks will agree to the terms we have proposed for the investment. Our commitment to invest in ASI must be finalized before the Workout agreements will be implemented. If the Company reaches an agreement with ASI's creditor banks on the terms of Amkor's commitment, ASI has indicated that it will reduce the K4 purchase price to $582 million from $607 million. The Company does not believe that any other third party is considering investing in ASI.

     ASI has not finalized the Workout agreement with the creditor banks. Assuming the creditor banks and ASI finalize and implement the Workout, upon completion of the first installment of the conversion of debt of the creditor banks to equity or convertible debt and the first installment of our equity investment, the relative equity of ownership of ASI among the creditor banks, the Kim family and the Company would be approximately 27%, 21% and 21%, respectively (assuming an exchange rate of W1.200 to $1.00 and without any future sales of ASI stock by these parties). Upon completion of all debt conversions and equity investments contemplated by the Workout through 2002, the relative equity ownership of ASI among the creditor banks, the Kim family and the Company would be approximately 29%, 11% and 43%, respectively (assuming an exchange rate of W1,200 to $1.00 and without any future sales of ASI stock by these parties.) Upon conversion of all of the convertible debt issued to creditor banks, which would be permitted beginning one year after the date of issuance of such debt, the ownership of ASI among the creditor banks, the Kim family and our company would be approximately 43%, 9% and 34%, respectively (assuming an exchange rate of W1,200 to $1.00 and without any future sales of ASI stock by these parties).

     The creditor banks have the right to terminate the Workout if ASI fails to meet the conditions of the Workout, which includes conditions related to ASI's financial performance. We believe that if the Workout is not finalized by the creditor banks and ASI or if the creditor banks subsequently terminate the Workout, the debt relief afforded to ASI pursuant to the Workout would be terminated, and the creditor banks could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations. If this were to occur, ASI's and our businesses could be harmed.

     There can be no assurance that ASI will be able to satisfy the terms of the proposed Workout Agreement. Any inability of ASI to comply with the terms of the proposed Workout Agreement, generate cash flow from operations sufficient to fund its capital expenditures and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company.

     As previously discussed, the Company incurs charges from ASI for assembly and test services performed on a monthly basis. Historically the Company has paid ASI for these services on net 30-day terms. On July 21, 1998 the Company entered into a prepayment agreement with ASI relating to assembly and test services. In accordance with the agreement, the Company made a $50,000 non-interest bearing advance to ASI, representing approximately one month's charges for assembly and test services. The Company offset this advance against billings by ASI for assembly and test services provided in the fourth quarter of 1998. During the fourth quarter of 1998, the Company has reduced this advance to ASI in full by offsetting the balance against amounts due to ASI for fourth quarter packaging and test services.

     In connection with its wafer foundry agreement with Texas Instruments, Inc. ("TI"), the Company and TI agreed to revise certain payment and other terms contained in the Master Purchase Agreement entered

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

into during 1998 ("Master Purchase Agreement"). As part of this agreement, TI agreed to advance the Company $20,000 in June 1998 and an additional $20,000 in December 1998, as prepayments of wafer foundry services to be provided in the fourth quarter of 1998 and first quarter of 1999, respectively. The Company recorded these amounts in accrued expenses. The Company in turn advanced these funds to ASI as prepayments for foundry service charges. The Company has fully offset the $20,000 advance made in June 1998 against billings by ASI in the fourth quarter of 1998. The December 1998 advance is reflected in the current portion of Due from Affiliates as of December 31, 1998. As of February 28, 1999, the December 1998 advance from TI and the related advance to ASI have both been reduced to $6,640. The Company expects both advances to be fully repaid by the end of the first quarter of 1999.

     To facilitate capacity expansion for new product lines, certain customers advanced the Company funds to purchase certain equipment to fulfill such customers forecasts. In certain cases, the customer has requested that the equipment be installed in the ASI factories. In these cases, the Company receives funds from the customer and advances the funds to ASI. ASI in turn purchases the necessary equipment. ASI repays the Company through a reduction of the monthly processing charges related to the customer product being assembled. The Company will reduce its obligation to the customer through a reduction in the accounts receivable, due from the customer, at the time services are billed. As of December 31, 1998 this amount was approximately $2,600.

     On August 1, 1997, the Company sold its equity investment in Anam Semiconductor & Technology Co., Ltd. ("AST"), an affiliate of ASI, and certain investments and notes receivable from companies unrelated to the semiconductor packaging and test business to AK Investments, Inc., at cost ($49,740) and AK Investments, Inc. assumed $49,740 of the Company's long-term borrowings from Anam USA, Inc. Management estimates that the fair value of these investments and notes receivable approximated the carrying value at August 1, 1997. Subsequent to the sale on August 1, 1997 the Company loaned AK Investments, Inc. $12,800 for the purchase of additional investments. The amount outstanding on this loan at December 31, 1997 and 1998 was $4,350 and $59, respectively.

     The Company utilizes AST as a key supplier of leadframes. Historically, the Company has paid AST for these services on net 30-day terms. Effective at the end of July 1998, the Company changed its payment policy from net 30-days, to paid-in advance. Accordingly the Company now pays for its materials before shipment. This change in payment policy resulted in an advance to AST which is reflected in the current portion of Due from Affiliate. As of December 31, 1998, the balance paid in advance to AST was approximately $3,500. Payments to AST were approximately $27,300, $26,000 and $32,500 during 1996, 1997 and 1998, respectively.

     Anam Engineering and Construction, an affiliate of ASI, built the packaging facility for AAAP in the Philippines. Payments to Anam Engineering and Construction were $22,167, $3,844 and $869 in 1996, 1997 and 1998, respectively. Anam Precision Equipment and Anam Instruments manufacture certain equipment used by the Philippine operations. Payments to Anam Precision Equipment and Anam Instruments were $6,652, $4,211 and $10,272 in 1996, 1997 and 1998, respectively.

     During 1996, the Company extended guarantees on behalf of an affiliate to vendors used by this affiliate. Outstanding guarantees as of December 31, 1996 and 1997 were $25,100 and $24,655 respectively. During the third quarter of 1998, the Company was released from its obligations under these guarantees. Amounts guaranteed under this agreement fluctuated due to the cyclical nature of the affiliate's retail business. Balances guaranteed at December 31 were generally the largest.

     The Company had executed a surety and guarantee agreement on behalf of an affiliate. The Company had unconditionally guaranteed the affiliate's obligation under a $17,000 line of credit and a $9,000 term loan note. The Company had also unconditionally guaranteed another affiliate's obligation under a $4,000 term loan

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

agreement and a $1,000 line of credit. During the third quarter of 1998, the Company was released from its obligations under these guarantees.

     A principal stockholder of the Company has extended guarantees on behalf of the Company in the amount of $91,000 at December 31, 1998. Also in 1997, a company controlled by this stockholder purchased investments in the amount of $49,740 (see Note 6).

     The Company leases office space in West Chester, PA from certain stockholders of the Company. The lease expires in 2006. The Company has the option to extend the lease for an additional 10 years through 2016. On September 11, 1997, the office previously being leased in Chandler, Arizona was purchased from certain stockholders of the Company. The total purchase price of the building ($5,710) represented the carrying value to the stockholders. Amounts paid for these leases in 1997 and 1998 were $1,458 and $1,118, respectively.

     At December 31, 1997 and 1998, the Company had net balances due from affiliates other than ASI and AUSA of $36,501 and $27,510, respectively. Realization of these balances is dependent upon the ability of the affiliates to repay the amounts due. In management's opinion, these receivables are recorded at the net realizable value.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

     The carrying amounts reported in the balance sheet for short-term investments, due from affiliates, other accounts receivable, due to affiliates, accrued expenses and accrued income taxes approximate fair value due to the short-term nature of these instruments. The methods and assumptions used to estimate the fair value of other significant classes of financial instruments is set forth below:

     Cash and Cash Equivalents. Cash and cash equivalents are due on demand or carry a maturity date of less than three months when purchased. The carrying amount of these financial instruments is a reasonable estimate of fair value.

     Available for sale investments. The fair value of these financial instruments was estimated based on market quotes, recent offerings of similar securities, current and projected financial performance of the company and net asset positions.

     Short-term borrowings. Short-term borrowings have variable rates that reflect currently available terms and conditions for similar borrowings. The carrying amount of this debt is a reasonable estimate of fair value.

     Long-term debt. Long-term debt balances have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.

     Convertible Subordinated Notes. The fair value of these financial instruments at December 31, 1998 is estimated to be $199,755 based on available market quotes.

16. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims, either individually or in the

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

aggregate, to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998, are:

1999......................................................  $  8,461
2000......................................................     7,676
2001......................................................     6,097
2002......................................................     4,830
2003......................................................     4,360
Thereafter................................................    80,980
                                                            --------
          Total (net of minimum sublease income of
            $4,507).......................................  $112,404
                                                            ========

     Rent expense, net of sublease income of $131, $366 and $575 for 1996, 1997 and 1998, respectively, amounted to $5,520, $6,709 and $7,751 for 1996, 1997 and 1998, respectively.

     The Company has various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of December 31, 1998 the Company had commitments for capital equipment of approximately $31,000. In the aggregate, such commitments are not at prices in excess of current market.

17. ACQUISITIONS

     On September 30, 1996, AEI and a principal stockholder each acquired 50% of the outstanding common stock of Amkor Anam Test Services, Inc. (AATS), formerly Navell Test Consultants, Inc., a provider of test engineering services for the semiconductor industry located in San Jose, California, for approximately $2,860. Subsequent to September 30, 1996, AEI purchased the 50% interest owned by a principal stockholder at the stockholder's original cost. The acquisition was accounted for using the purchase method of accounting and the results of AATS' operations are included in the Company's consolidated statements of income effective October 1, 1996. Accordingly, the total purchase price was allocated to the assets and liabilities based upon their estimated respective fair values. This acquisition resulted in goodwill of approximately $2,356, which is being amortized over 20 years.

     On June 1, 1998, the Company purchased ASI's 40% interest in AAP for $33,750. The acquisition was accounted for using the purchase method of accounting which resulted in the elimination of the minority interest liability reflected on the consolidated balance sheet and the recording of approximately $23,910 of goodwill which is being amortized over 10 years.

18. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998.

     The Company has identified two reportable segments (packaging and test services and wafer fabrication services) that are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and test services: Through its three factories located in the Philippines as well as the four ASI factories in Korea, under contract, the Company offers a complete and integrated set of packaging and test

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer fabrication services: Through its wafer fabrication services division, the Company provides marketing, engineering, and support services for ASI's deep submicron CMOS foundry, under a long-term supply agreement.

     During the years ended December 31, 1996, 1997 and 1998, sales to Intel Corporation accounted for approximately $275,000, $340,000 and $324,000, respectively, of packaging and test revenues.

     The accounting policies for segment reporting are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates its operating segments based on operating income.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of inter-segment balances and corporate assets which include cash and cash equivalents, non-operating balances due from affiliates, investment in TSTC (see Note 6) and other investments.

                                                 PACKAGING      WAFER
                                                 AND TEST    FABRICATION    OTHER      TOTAL
                                                 ---------   -----------   -------   ---------
Year ended December 31, 1998:
  Net Revenues.................................  $1,452,285    $115,698    $    --   $1,567,983
  Gross Profit.................................  $ 243,479     $17,354     $    --   $ 260,833
  Operating Income.............................  $ 124,462     $ 8,274     $    --   $ 132,736
  Depreciation and Amortization................  $ 118,676     $   563     $    --   $ 119,239
  Capital Expenditures.........................  $ 102,142     $ 5,747     $    --   $ 107,889
  Total Assets.................................  $ 655,695     $65,941     $281,961  $1,003,597
Year ended December 31, 1997:
  Net Revenues.................................  $1,455,761    $    --     $    --   $1,455,761
  Gross Profit.................................  $ 213,092     $    --     $    --   $ 213,092
  Operating Income.............................  $ 104,903     $(4,062)    $    --   $ 100,841
  Depreciation and Amortization................  $  81,770     $    94     $    --   $  81,864
  Capital Expenditures.........................  $ 176,858     $ 2,132     $    --   $ 178,990
  Total Assets.................................  $ 703,662     $ 2,068     $149,862  $ 855,592
Year ended December 31, 1996:
  Net Revenues.................................  $1,171,001    $    --     $    --   $1,171,001
  Gross Profit.................................  $ 148,923     $    --     $    --   $ 148,923
  Operating Income.............................  $  71,368     $    --     $    --   $  71,368
  Depreciation and Amortization................  $  57,825     $    --     $    --   $  57,825
  Capital Expenditures.........................  $ 185,112     $    --     $    --   $ 185,112
  Total Assets.................................  $ 656,024     $    --     $148,840  $ 804,864

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

     The following table presents net revenues by country based on the location of the customer:

                                                            NET REVENUES
                                                 -----------------------------------
                                                   1996         1997         1998
                                                 ---------    ---------    ---------
United States..................................  $ 852,675    $1,050,048   $1,124,764
Foreign countries..............................    318,326      405,713      443,219
                                                 ---------    ---------    ---------
Consolidated...................................  $1,171,001   $1,455,761   $1,567,983
                                                 =========    =========    =========

     The following table presents property, plant and equipment based on the location of the asset:

                                                     PROPERTY, PLANT AND EQUIPMENT
                                                     -----------------------------
                                                      1996       1997       1998
                                                     -------    -------    -------
United States......................................   10,470     37,845     48,851
Philippines........................................  313,869    388,653    366,717
Other foreign countries............................      556        563        543
                                                     -------    -------    -------
Consolidated.......................................  324,895    427,061    416,111
                                                     =======    =======    =======

     The following supplementary information presents net revenues allocated by product family for the packaging and test segment:

                                                      NET REVENUES
                                         --------------------------------------
                                            1996          1997          1998
                                         ----------    ----------    ----------
Traditional Leadframe..................  $  818,589    $  833,527    $  603,222
Advanced Leadframe.....................     202,373       311,988       342,866
Laminates..............................     108,790       251,257       438,034
Test and Other.........................      41,249        58,989        68,163
                                         ----------    ----------    ----------
Consolidated...........................  $1,171,001    $1,455,761    $1,452,285
                                         ==========    ==========    ==========

19. PRO FORMA ADJUSTMENTS (UNAUDITED)

  Statement of Income

     Pro forma adjustments are presented to reflect a provision for income taxes as if AEI had not been an S Corporation for all of the periods presented. Pro forma net income per common share is based on the weighted average number of shares outstanding as if the Reorganization had occurred at the beginning of the period presented.

20. THE ACQUISITION OF K4 AND INVESTMENT IN ASI

     The Company has entered into an asset purchase agreement with ASI to purchase the assets of ASI's packaging and test facility located in Kwangju, Korea ("K4"), excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. This purchase price would be reduced to $582,000 if the Company signs an agreement to make an equity investment of $150,000. The purchase price for K4 is $607,000, including the assumption of up to $7,000 of employee benefit liabilities in ASI over a four year period, pursuant to the proposed financial restructuring of ASI with its creditor banks, called "Workout." The Company has sent ASI's creditor banks a letter committing to make an equity investment in ASI (see Note 14). K4 provides packaging and test services for advanced leadframe and laminate packages that are used in high-performance electronic products such as cellular telephones, laptop computers, digital cameras and microprocessors. K4 began operating in October 1996 and is ASI's newest semiconductor packaging and test facility. In addition to other conditions, including the satisfactory

                             AMKOR TECHNOLOGY, INC.

                       (U.S. DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE AND DOLLAR PER SHARE DATA)

completion of due diligence, the receipt of a fairness opinion and final board approval, the Company's acquisition of K4 is subject to its ability to obtain financing of the entire amount of the purchase price on reasonable terms. We cannot be certain that we will be able to obtain this financing on reasonable terms. The Company intends to finance the full purchase price of K4.

     K4 is situated on approximately 100 acres and currently consists of a 1,000,000 square foot facility, including 782,000 square feet of manufacturing and administrative space. K4 provides packaging and test services for many of our most advanced packages. In addition, the K4 site has the infrastructure in place to accommodate four pre-configured modules for a total of 1,600,000 square feet of incremental capacity.

     In connection with the acquisition of K4, the Company will enter into a Transition Services Agreement with ASI. Pursuant to this agreement, ASI will continue to provide many of the same non-manufacturing related services to K4 that it provided prior to the Acquisition, including transportation and shipping, human resources and accounting and general administrative services.

     The Company will also enter into an Intellectual Property License Agreement with ASI that will become effective upon the closing of the acquisition.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Anam Industrial Co., Ltd.

     We have audited the consolidated balance sheets of Anam Industrial Co., Ltd. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, capital surplus and retained earnings (accumulated deficit), and cash flows for each of the three years in the period ended December 31, 1997 (which financial statements are prepared under generally accepted accounting principles in the Republic of Korea and are not included in this Annual Report on Form 10-K). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anam USA, Inc. ("Anam USA"), a wholly-owned subsidiary, and Anam Engineering and Construction Co., Ltd. ("Anam Construction"), a 59.6% owned subsidiary, which statements reflect total assets of W913,721 million and W660,729 million as of December 31, 1997 and 1996, respectively, and total net income (loss) of W(10,011) million in 1997, W5,738 million in 1996 and W(2,925) million in 1995. Additionally, we did not audit the financial statements of Amkor/Anam Pilipinas, Inc. ("AAPI"), a 40% owned affiliate, the investment in which is reflected in the financial statements using the equity method of accounting. The Company's investment in AAPI was W38,612 million and W19,077 million as of December 31, 1997 and 1996, respectively, and the equity in its net income (loss) was W(44,491) million in 1997, W2,050 million in 1996 and W(1,570) million in 1995. The aforementioned financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Anam USA, Anam Construction and AAPI, is based solely on the reports of the other auditors. The auditors of Anam Construction and AAPI expressed uncertainties in their audit reports about the respective companies' ability to continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards in the Republic of Korea, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anam Industrial Co., Ltd. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the Republic of Korea.

     As discussed in Note 2 to the financial statements, in accordance with revised Financial Accounting Standards in the Republic of Korea effective in 1997 and 1996, respectively, the Company changed it methods of accounting for unrealized foreign currency translation gains or losses on long-term assets and liabilities denominated in foreign currencies. In 1997, such gains or losses are deferred and amortized over the lives or maturities of corresponding assets and liabilities using the straight-line method. In 1996, such gains or losses had been recorded, as a capital adjustment to shareholders' equity. Prior to 1996, such gains or losses had been recognized currently.

     The financial statements referred to above have been prepared assuming that the Company, will continue as a going concern. As discussed in Note 3 to the financial statements, the operations of the Company have been significantly affected, and will continue to be affected for the foreseeable future, by Korea's unstable economy caused by currency volatility and unstable finance markets in Korea. The Company has traditionally operated with a significant amount of debt relative to its equity, has a significant working capital deficit at December 31, 1997 and has contractually guaranteed the debt obligations of certain affiliates and subsidiaries.

These significant uncertainties may affect the Company's future operations and its ability to maintain or refinance certain debt obligations as they mature, which raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans to address these matters, which are also disclosed in Note 3, include entering into the Korean financial restructuring program known as "Workout" in October 1998. The Workout program is the results of an accord among Korea financial institutions to assist in the restructuring of Korean business enterprises and does not involve the judicial system. The ultimate outcome of these uncertainties cannot be determined presently and the financial statements do not include any adjustments that might result from these uncertainties.

                                          SAMIL ACCOUNTING CORPORATION

March 20, 1998 except for Note 3
as to which the date is October 23, 1998
Seoul, Korea

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Anam Engineering & Construction Co., Ltd.

     We have audited the balance sheets of Anam Engineering & Construction Co., Ltd. (the Company) as of December 31, 1997, 1996 and 1995, and the related statements of operations and accumulated deficit and cash flows for the years then ended (which financial statements are prepared under generally accepted accounting principles in the Republic of Korea and are not included in this prospectus or elsewhere in this Registration Statement). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the Republic of Korea, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anam Engineering & Construction Co., Ltd. as of December 31, 1997, 1996 and 1995, and the results of its operations and the changes in its accumulated deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the Republic of Korea.

     The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the operations of the Company have been significantly affected, and will continue to be affected for the foreseeable future, by Korea's unstable economy caused by currency volatility and unstable finance markets in Korea. The Company has traditionally operated with a significant amount of debt relative to its equity. Because of Korea's unstable economy and the Company's dependence on debt financing, there are significant uncertainties that may affect the Company's future operations and its abilities to maintain or regarding the Company's ability to continue as a going concern. The Company applied to the District Court of Seoul in Korea for permission to enter into the Korean debts rescheduling plan known as "court receivership" in October 24, 1998. And the Company was bankrupted in October 29, 1998. It is presently uncertain whether the application shall be approved by the court. The ultimate outcome of these uncertainties cannot be determined presently and the financial statements do not include adjustments that might result from these uncertainties.

     As discussed in Note 17 to the financial statements, the Company executed a merger in which the operations of Hanyong Corporation were combined with the Company as of July 31, 1997. This merger was accounted for as a transfer of assets and liabilities under common control at historical costs in a manner similar to a pooling of interest of U.S. GAAP reporting purposes.

     As discussed in Note 14 to financial statements, the Company sales its product to Anam Semiconductor Inc. (Anam Industrial Co., Ltd.) and other affiliated companies. The amounts of sales are W244,013 million, W313,894 million and W47,109 million during the year ended December 31, 1997, 1996 and 1995, and balance of account receivable are W31,844 million, W53,816 million and W79,316 million at December 31, 1997, 1996 and 1995 respectively and balances of account payable are W4,834 million, W122 million and W403 million at December 31 of 1997, 1996 and 1995 respectively.

     The amounts expressed in U.S. Dollars, presented solely for the convenience of the reader, have been translated on the basis set forth in Note 3 to financial statements.

                                          CHONG UN & COMPANY

Seoul, Korea
March 4, 1998 except for Note 20
as to which the date is October 29, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
Amkor/Anam Pilipinas, Inc.
NSC Compound, Km. 22 East Service Road
South Superhighway, Muntinlupa City

     We have audited the accompanying consolidated balance sheets of Amkor/Anam Pilipinas, Inc. and Subsidiary as of December 31, 1997 and December 29, 1996, and the related consolidated statements of income and retained earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amkor/Anam Pilipinas, Inc. and Subsidiary as of December 31, 1997 and December 29, 1996, and the results of their operations and their cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the Philippines.

                                          SyCip Gorres Velayo & Co

January 30, 1998 (except with respect to the Initial Public Offering discussed in
Note 1 which is dated May 8, 1998).
Makati City, Philippines

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Anam USA, Inc.
West Chester, Pennsylvania

     We have audited the balance sheets of Anam USA, Inc. (a Pennsylvania Corporation and a wholly-owned subsidiary of Anam Industrial Co., Ltd., Seoul,
ROK) as of December 31, 1997 and 1996 and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anam USA, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          SIANA CARR & O'CONNOR, LLP

Paoli, Pennsylvania
February 13, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A)
        OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Reference is made to the information regarding our directors and officers under the heading "Directors and Officers" in our proxy statement for the annual meeting of stockholders to be held May 18, 1999, which information is hereby incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, Directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and ten-percent stockholders were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation" in our proxy statement for the annual meeting of stockholders to be held May 18, 1999, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information regarding security ownership under the heading "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the annual meeting of stockholders to be held May 18, 1999, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information regarding relationships and related transactions under the heading "Certain Relationships and Related Transactions" in our proxy statement for the annual meeting of stockholders to be held May 18, 1999, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules. The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

(b) REPORTS ON FORM 8-K

     We filed the following reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998:

     Press release issued October 15, 1998 announcing preliminary financial results for the third quarter ended September 30, 1998.

(c) EXHIBITS

     2.1     Asset Purchase Agreement between Amkor Technology Inc. and
             Anam
             Semiconductor, Inc., dated December 30, 1998.
     3.1     Certificate of Incorporation.**
     3.2     Certificate of Correction to Certificate of
             Incorporation.***
     3.3     Restated Bylaws.***
     4.1     Specimen Common Stock Certificate.**
     4.2     Form of Indenture.**
    10.1 Form of Indemnification Agreement for directors and officers.**
    10.2     1998 Stock Plan and form of agreement thereunder.**
    10.3     Receivables Purchase Agreement between Amkor Electronics,
             Inc. and Amkor Receivables Corp., dated June 20, 1997.**
    10.4     Form of Tax Indemnification Agreement between Amkor
             Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.**
    10.8     Commercial Office Lease between Chandler Corporate Center
             Phase II, G.P. and Amkor Electronics, Inc., dated September
             6, 1993.**
    10.9     Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.**
    10.10    Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.**
    10.11 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.**
    10.12 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.**
    10.13    Lease Contract between AAP Realty Corporation and Amkor/Anam
             Advanced Packaging, Inc., dated November 6, 1996.**
    10.14    Immunity Agreement between Amkor Electronics, Inc. and
             Motorola, Inc., dated June 30, 1993.+**
    10.15    Assembly Agreement between Amkor Electronics, Inc. and Intel
             Corporation, dated July 17, 1991.+**
    10.16 1998 Director Option Plan and form of agreement thereunder.**
    10.17    1998 Employee Stock Purchase Plan.**
    10.18    Amendment No. 1 dated December 31, 1998 to the Receivables
             Purchase Agreement between Amkor Electronics, Inc. and Amkor
             Receivables Corp., dated June 20, 1997.
    10.19    Packaging and Test Services Agreement by and among Amkor
             Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
             Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
             1, 1998.**
    10.20    Foundry Services Agreement by and among Amkor Electronics,
             Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA dated as of January 1, 1998.**

    10.21    Amendment to Technical Assistance Agreement dated as of
             September 29, 1997 between Texas Instruments Incorporated and Anam Industrial Co., Ltd. and related portions of Technical Assistance Agreement dated as of January 28,
             1997.+**
    10.22    Manufacturing and Purchase Agreement between Texas
             Instruments Incorporated, Anam Industrial Co., Ltd. and
             Amkor Electronics, Inc., dated as of January 1, 1998.+**
    10.23    1998 Stock Option Plan for French Employees.**
    10.24    Loan Agreement between Amkor Electronics, Inc. and John
             Boruch dated January 30, 1998.
    10.25    Shareholders Agreement, dated April 10, 1998, by and among
             Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
             International Investment Co. Ltd., Chinfon Semiconductor &
             Technology Co., Ltd., Taiwan Semiconductor Manufacturing
             Company Ltd., and Acer Incorporated.+
    10.26 Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
             Co., Ltd.+
    21.1     List of Subsidiaries of the Registrant.
    23.1     Consent of Arthur Andersen LLP.
    23.2     Consent of Samil Accounting Corporation.
    23.3     Consent of Chong Un & Company.
    23.4     Consent of SyCip Gorres Velayo & Co.
    23.5     Consent of Siana Carr & O'Connor, LLP.
    27.1     Financial Data Schedule.
    99.1     Translation of the Principle Terms of the ASI Workout.

---------------
 ** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed October 6, 1997, as amended (File No. 333-37235).

*** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed August 26, 1998, as amended (File No. 333-49645).

  + Confidential Treatment requested as to certain portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                          AMKOR TECHNOLOGY, INC.

                                          By:       /s/ JAMES J. KIM
                                            ------------------------------------
                                            James J. Kim
                                            Chairman and Chief Executive Officer

                                          Date:

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Frank J. Marcucci, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, herby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                         TITLE                   DATE
                        ----                                         -----                   ----

                  /s/ JAMES J. KIM                       Chief Executive Officer and    March 31, 1999
-----------------------------------------------------    Chairman
                    James J. Kim

                 /s/ JOHN N. BORUCH                      President and Director         March 31, 1999
-----------------------------------------------------
                   John N. Boruch

                /s/ FRANK J. MARCUCCI                    Chief Financial Officer        March 31, 1999
-----------------------------------------------------    (Principal Financial and
                  Frank J. Marcucci                      Accounting Officer)

              /s/ WINSTON J. CHURCHILL                   Director                       March 31, 1999
-----------------------------------------------------
                Winston J. Churchill

                /s/ ROBERT E. DENHAM                     Director                       March 31, 1999
-----------------------------------------------------
                  Robert E. Denham

                /s/ THOMAS D. GEORGE                     Director                       March 31, 1999
-----------------------------------------------------
                  Thomas D. George

               /s/ GREGORY K. HINCKLEY                   Director                       March 31, 1999
-----------------------------------------------------
                 Gregory K. Hinckley

                  /s/ JOHN B. NEFF                       Director                       March 31, 1999
-----------------------------------------------------
                    John B. Neff

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Amkor Technology, Inc. and its subsidiaries included in this Form 10-K and have issued our report thereon dated February 10, 1999 (except with respect to the Company's proposed investment in ASI pursuant to the financial restructuring of ASI discussed in Note 14, as to which the date is March 29, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities an Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, Pennsylvania                                   ARTHUR ANDERSEN LLP
February 10, 1999 (except with respect
to the Company's proposed investment
in ASI pursuant to the financial
restructuring of ASI discussed in Note
14, as to which the date is March 29,
1999)

                    AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                        BALANCE AT     CHARGED
                                        BEGINNING         TO                                BALANCE AT
                                        OF PERIOD      EXPENSE      WRITE-OFFS    OTHER    END OF PERIOD
                                        ----------    ----------    ----------    -----    -------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.....    $1,043        $  660        $(564)       $40        $1,179
Year ended December 31, 1997:
  Allowance for doubtful accounts.....    $1,179        $3,490        $(435)        --        $4,234
Year ended December 31, 1998:
  Allowance for doubtful accounts.....    $4,234        $1,720        $  (2)        --        $5,952

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
         2.1   Asset Purchase Agreement between Amkor Technology Inc. and
               Anam
               Semiconductor, Inc., dated December 30, 1998.
         3.1   Certificate of Incorporation.**
         3.2   Certificate of Correction to Certificate of
               Incorporation.***
         3.3   Restated Bylaws.***
         4.1   Specimen Common Stock Certificate.**
         4.2   Form of Indenture.**
        10.1   Form of Indemnification Agreement for directors and
               officers.**
        10.2   1998 Stock Plan and form of agreement thereunder.**
        10.3   Receivables Purchase Agreement between Amkor Electronics,
               Inc. and Amkor Receivables Corp., dated June 20, 1997.**
        10.4   Form of Tax Indemnification Agreement between Amkor
               Technology, Inc., Amkor Electronics, Inc. and certain
               stockholders of Amkor Technology, Inc.**
        10.8   Commercial Office Lease between Chandler Corporate Center
               Phase II, G.P. and Amkor Electronics, Inc., dated September
               6, 1993.**
        10.9   Commercial Office Lease between the 12/31/87 Trusts of Susan
               Y., David D. and John T. Kim and Amkor Electronics, Inc.,
               dated October 1, 1996.**
        10.10  Commercial Office Lease between the 12/31/87 Trusts of Susan
               Y., David D., and John T. Kim and Amkor Electronics, Inc.,
               dated June 14, 1996.**
        10.11  Contract of Lease between Corinthian Commercial Corporation and Amkor/ Anam Pilipinas Inc., dated October 1, 1990.**
        10.12  Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.**
        10.13  Lease Contract between AAP Realty Corporation and Amkor/Anam
               Advanced Packaging, Inc., dated November 6, 1996.**
        10.14  Immunity Agreement between Amkor Electronics, Inc. and
               Motorola, Inc., dated June 30, 1993.+**
        10.15  Assembly Agreement between Amkor Electronics, Inc. and Intel
               Corporation, dated July 17, 1991.+**
        10.16  1998 Director Option Plan and form of agreement
               thereunder.**
        10.17  1998 Employee Stock Purchase Plan.**
        10.18  Amendment No. 1 dated December 31, 1998 to the Receivables
               Purchase Agreement between Amkor Electronics, Inc. and Amkor
               Receivables Corp., dated June 20, 1997.
        10.19  Packaging and Test Services Agreement by and among Amkor
               Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
               Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
               1, 1998.**
        10.20  Foundry Services Agreement by and among Amkor Electronics,
               Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA
               dated as of January 1, 1998.**

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
        10.21  Amendment to Technical Assistance Agreement dated as of
               September 29, 1997 between Texas Instruments Incorporated
               and Anam Industrial Co., Ltd. and related portions of
               Technical Assistance Agreement dated as of January 28,
               1997.+**
        10.22  Manufacturing and Purchase Agreement between Texas
               Instruments Incorporated, Anam Industrial Co., Ltd. and
               Amkor Electronics, Inc., dated as of January 1, 1998.+**
        10.23  1998 Stock Option Plan for French Employees.**
        10.24  Loan Agreement between Amkor Electronics, Inc. and John
               Boruch dated January 30, 1998.
        10.25  Shareholders Agreement, dated April 10, 1998, by and among
               Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
               International Investment Co. Ltd., Chinfon Semiconductor &
               Technology Co., Ltd., Taiwan Semiconductor Manufacturing
               Company Ltd., and Acer Incorporated.+
        10.26  Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
               Co., Ltd.+
        21.1   List of Subsidiaries of the Registrant.
        23.1   Consent of Arthur Andersen LLP.
        23.2   Consent of Samil Accounting Corporation.
        23.3   Consent of Chong Un & Company.
        23.4   Consent of SyCip Gorres Velayo & Co.
        23.5   Consent of Siana Carr & O'Connor, LLP.
        27.1   Financial Data Schedule.
        99.1   Translation of Principle Terms of the ASI Workout.

-------------------------
 ** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed October 6, 1997, as amended (File No. 333-37235).

*** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed August 26, 1998, as amended (File No. 333-49645).

  + Confidential Treatment requested as to certain portions of this exhibit.