Form 10-Q/A
period 1998-06-30
AMKOR TECHNOLOGY INC
filed 1999-04-01
CIK 1047127

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                            ------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                       COMMISSION FILE NUMBER: 000-29472

                             AMKOR TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                            ------------------------

                                   23-1722724

                   (I. R. S. -- EMPLOYER IDENTIFICATION NO.)

            1345 ENTERPRISE DRIVE, WEST CHESTER, PENNSYLVANIA 19380
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)

                                 (610) 431-9600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. This Form 10-Q/A is being filed with the Securities and Exchange Commission to amend and restate the Registrant's consolidated balance sheet as of June 30, 1998, the Registrant's consolidated statements of income for the six months ended June 30, 1998 and the three months ended June 30, 1998, the Registrant's consolidated statement of cash flows for the six months ended June 30, 1998, the Registrant's results of operations table for the six months ended June 30, 1998 and Exhibit 27.1, Financial Data Schedule. Financial results contained herein reflect the fact that prior to May 1, 1998 certain of the Company's subsidiaries were taxed as S corporations and, as a result, did not recognize any provision for federal income taxes. This Form 10-Q/A is being filed because the previously estimated tax provision was revised in the fourth quarter based upon the full year results of the S corporation. Consequently, the second quarter and year-to-date June 1998 results have been restated to reflect $5.3 million and $4.5 million, respectively, in income taxes attributable to the S corporation shareholders, and a corresponding reduction in income taxes attributable to the Registrant. All proforma financial data included herein include a proforma provision to reflect the U.S. federal and state income taxes, which would have been recorded by the Company if these subsidiaries had been C corporations. There was no impact on proforma net income and proforma per share amounts.

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------    -----------
                                                                              (UNAUDITED
                                                                             AND RESTATED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 90,917       $170,461
  Short-term investments....................................       2,524          2,824
  Accounts receivable --
     Trade, net of allowance for doubtful accounts of $4,234
      and $5,593............................................     102,804        106,112
     Due from affiliates....................................      14,431         39,333
     Other..................................................       4,879          5,675
  Inventories...............................................     115,870         93,044
  Other current assets......................................      26,997         16,233
                                                                --------       --------
          Total current assets..............................     358,422        433,682
                                                                --------       --------
PROPERTY, PLANT AND EQUIPMENT, net..........................     427,061        422,533
                                                                --------       --------
INVESTMENTS:
  ASI at equity.............................................      13,863             --
  Other.....................................................       5,958          5,836
                                                                --------       --------
          Total investments.................................      19,821          5,836
                                                                --------       --------
OTHER ASSETS:
  Due from affiliates.......................................      29,186         25,308
  Other.....................................................      21,102         60,060
                                                                --------       --------
                                                                  50,288         85,368
                                                                --------       --------
          Total assets......................................    $855,592       $947,419
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of Long-term
     debt...................................................    $167,317       $ 32,973
  Trade accounts payable....................................     113,037         92,863
  Due to affiliates.........................................      15,581          2,413
  Bank overdraft............................................      29,765         12,937
  Accrued expenses..........................................      43,973         90,784
  Accrued income taxes......................................      26,968         27,956
                                                                --------       --------
          Total current liabilities.........................     396,641        259,926
                                                                --------       --------
LONG-TERM DEBT..............................................     196,934         18,120
                                                                --------       --------
CONVERTIBLE SUBORDINATED NOTES..............................          --        207,000
                                                                --------       --------
DUE TO ANAM USA, INC........................................     149,776             --
                                                                --------       --------
OTHER NONCURRENT LIABILITIES................................      12,084         11,559
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 12) MINORITY
  INTEREST..................................................       9,282             --
                                                                --------       --------
STOCKHOLDERS' EQUITY:
  Common Stock..............................................          46            118
  Additional paid-in capital................................      20,871        381,487
  Retained earnings.........................................      70,621         69,209
  Cumulative translation adjustment.........................        (663)            --
                                                                --------       --------
          Total stockholders' equity........................      90,875        450,814
                                                                --------       --------
          Total liabilities and stockholders' equity........    $855,592       $947,419
                                                                ========       ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
NET REVENUES................................................   $663,490       $756,457
  COST OF REVENUES -- including purchases from ASI..........    586,542        627,162
                                                               --------       --------
  GROSS PROFIT..............................................     76,948        129,295
                                                               --------       --------
OPERATING EXPENSES:
  Selling, general and administrative.......................     47,265         57,654
  Research and development..................................      3,515          3,995
                                                               --------       --------
          Total operating expenses..........................     50,780         61,649
                                                               --------       --------
OPERATING INCOME............................................     26,168         67,646
                                                               --------       --------
OTHER (INCOME) EXPENSE:
  Interest expense, net.....................................     16,355         14,397
  Foreign currency loss.....................................        100          3,703
  Other expense, net........................................      1,287          5,897
                                                               --------       --------
          Total other expense...............................     17,742         23,997
                                                               --------       --------
INCOME BEFORE INCOME TAXES, EQUITY IN INCOME OF ASI AND
  MINORITY INTEREST.........................................      8,426         43,649
PROVISION FOR INCOME TAXES..................................      2,689          8,159
EQUITY IN INCOME OF ASI.....................................         -              --
MINORITY INTEREST...........................................      1,859            559
                                                               --------       --------
  NET INCOME................................................   $  3,878       $ 34,931
                                                               ========       ========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes, equity in income of
     ASI and minority interest..............................   $  8,426       $ 43,649
  Pro forma provision for income taxes......................      5,389         12,659
                                                               --------       --------
  Pro forma income before equity in income of ASI and
     minority interest......................................      3,037         30,990
  Historical equity in income of ASI........................         --             --
  Historical minority interest..............................      1,859            559
                                                               --------       --------
  Pro forma net income......................................   $  1,178       $ 30,431
                                                               ========       ========
     Basic and diluted pro forma net income per common
      share.................................................   $    .01       $    .32
                                                               ========       ========
Shares used in computing basic pro forma net income per
  common share..............................................     82,610         94,323
                                                               ========       ========
Shares used in computing diluted pro forma net income per
  common share..............................................     82,610         99,519
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
NET REVENUES................................................   $350,471       $384,724
COST OF REVENUES -- including purchases from ASI............    299,093        317,106
                                                               --------       --------
GROSS PROFIT................................................     51,378         67,618
                                                               --------       --------
OPERATING EXPENSES:
  Selling, general and administrative.......................     26,657         28,939
  Research and development..................................      2,030          1,938
                                                               --------       --------
          Total operating expenses..........................     28,687         30,877
                                                               --------       --------
OPERATING INCOME............................................     22,691         36,741
                                                               --------       --------
OTHER (INCOME) EXPENSE:
  Interest expense, net.....................................      8,306          4,875
  Foreign currency loss.....................................      1,590            956
  Other expense, net........................................       (319)         1,808
                                                               --------       --------
          Total other expense...............................      9,577          7,639
                                                               --------       --------
INCOME BEFORE INCOME TAXES, EQUITY IN INCOME OF ASI AND
  MINORITY INTEREST.........................................     13,114         29,102
PROVISION FOR INCOME TAXES..................................      4,186          3,109
EQUITY IN INCOME OF ASI.....................................         --             --
MINORITY INTEREST...........................................        221           (126)
                                                               --------       --------
NET INCOME..................................................   $  8,707       $ 26,119
                                                               ========       ========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes, equity in income of
     ASI and minority interest..............................   $ 13,114       $ 29,102
  Pro forma provision for income taxes......................      5,327          8,437
                                                               --------       --------
  Pro forma income before equity in income of ASI and
     minority interest......................................      7,787         20,665
  Historical equity in income of ASI........................         --             --
  Historical minority interest..............................        221           (126)
                                                               --------       --------
  Pro forma net income......................................   $  7,566       $ 20,791
                                                               ========       ========
  Basic pro forma net income per common share...............   $    .09       $    .20
                                                               ========       ========
  Diluted pro forma net income per common share.............   $    .09       $    .19
                                                               ========       ========
Shares used in computing basic pro forma income per common
  share.....................................................     82,610        106,035
                                                               ========       ========
Shares used in computing diluted pro forma net income per
  common share..............................................     82,610        116,427
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $   3,878      $  34,931
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................      42,766         56,321
    Provision for accounts receivable.......................         800          1,359
    Provision for excess and obsolete inventory.............       3,700          7,200
    Deferred income taxes...................................      (1,982)         3,357
    Equity (gain) loss of investees.........................      (1,022)            --
    Loss on sale of fixed assets and investments............          --          1,307
    Minority interest.......................................       1,859            559
  Changes in assets and liabilities excluding effects of
    acquisitions
    Accounts receivable.....................................     (20,158)         1,933
    Proceeds from sale/(repurchase of) accounts
     receivable.............................................          --        (12,900)
    Other receivables.......................................      (1,727)          (796)
    Inventories.............................................     (18,876)        15,626
    Due to/from affiliates, net.............................      (5,735)       (34,192)
    Other current assets....................................      (3,490)         5,638
    Other non-current assets................................      (3,252)        (2,689)
    Accounts payable........................................      68,080        (13,874)
    Accrued expenses........................................       4,990         43,731
    Accrued taxes...........................................         716            988
    Other long-term liabilities.............................         801            242
    Other, net..............................................          --             --
                                                               ---------      ---------
         Net cash provided by operating activities..........      71,348        108,741
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, including
    purchase of AATS........................................    (114,439)       (51,926)
  Acquisition of minority interest in AAP...................          --        (33,750)
  Acquisition AKI...........................................          --         (3,244)
  Sale of property, plant and equipment.....................         858             75
  Purchases of investments and issuances of notes
    receivable..............................................     (14,092)          (300)
  Proceeds from sale of investments.........................          --            122
                                                               ---------      ---------
         Net cash used in investing activities..............    (127,673)       (89,023)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term Borrowings...      33,905       (177,896)
  Net proceeds from issuance of 35,250,000 common shares in
    public offering, net....................................          --        360,689
  Proceeds from issuance of Anam USA, Inc. debt.............     432,644        522,116
  Payments of Anam USA, Inc. debt...........................    (390,834)      (658,029)
  Net proceeds from issuance of long-term debt..............      10,056        203,298
  Payments of long-term debt................................     (18,698)      (157,252)
  Distributions to stockholders.............................      (5,000)       (33,100)
  Change in division equity account.........................       5,531             --
                                                               ---------      ---------
         Net cash provided by financing activities..........      67,604         59,826
                                                               ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      11,279         79,544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      49,664         90,917
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $  60,943      $ 170,461
                                                               =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................   $  28,696      $  18,353
    Income taxes............................................         329          4,013

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

  Reorganization

     Prior to the Reorganization (as defined herein), the combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AKI and its subsidiary included the accounts of the following based on the ownership structure prior to the Reorganization (these companies are referred to as the "Amkor Companies"):

     - Amkor Electronics, Inc., ("AEI") a U.S. S Corporation and its wholly owned subsidiaries Amkor Receivables Corp and Amkor Wafer Fabrication Services SARL (a French Limited Company) ("AWFS").

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

     Prior to the Reorganization, all of the Amkor Companies were substantially wholly owned by Mr. and Mrs. James Kim or entities controlled by members of Mr. James Kim's immediate family (the "Founding Stockholders"), except for AAP which was 40% owned by ASI and one third of AEI and all of AKI which were owned by trusts established for the benefit of other members of Mr. James Kim's family ("Kim Family Trusts"). The Amkor Companies were an interdependent group of companies involved in the same business

                             AMKOR TECHNOLOGY, INC.

under the direction of common management. ATI was formed in September 1997 to facilitate the Reorganization and consolidate the ownership of the Amkor Companies. In connection with the Reorganization, AEI was merged into ATI. Amkor International Holdings ("AIH"), a Cayman Islands holding company, became a wholly owned subsidiary of ATI. AIH was formed to hold the following entities:
First Amkor Caymans, Inc. ("FACI"), which was formed to hold AAAP, AAP and its subsidiary AMI, TLL and its subsidiary CIL and CIL's subsidiary AAES. The relative number of shares of common stock issued by the Company in connection with each of the transactions comprising the Reorganization was based upon the relative amounts of stockholders' equity at December 31, 1997. On April 14, 1998, Mr. and Mrs. James Kim and the Kim Family Trusts received two-thirds (9,746,760 shares) and one-third (4,873,380 shares) of the ATI common stock outstanding, respectively. On April 29, 1998, ATI issued 67,989,851 shares of common stock, representing approximately 82% of its shares immediately after the Reorganization, in exchange for all of the outstanding shares of AIH and its subsidiaries. Of such shares, 27,528,234 shares and 36,376,617 shares were gifted to Mr. and Mrs. James Kim and the Kim Family Trusts, respectively, such that Mr. and Mrs. James Kim and the Kim Family Trusts owned 45.1% and 49.9%, respectively, of the ATI common shares outstanding after the Reorganization. Following such transactions the Founding Stockholders beneficially owned a majority of the outstanding shares of ATI common stock. In addition, ATI acquired all of the stock of AKI from the Kim Family Trusts for approximately $3 million. The merger of AEI and ATI, the creation of AIH and FACI, the issuance of ATI common stock for AIH and the acquisition of AKI are collectively referred to as the "Reorganization". (See "-- Income Taxes" regarding change in AEI tax status.)

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

                             AMKOR TECHNOLOGY, INC.

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

                             AMKOR TECHNOLOGY, INC.

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

4.  INVENTORIES

     Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                      DECEMBER 31,     JUNE 30,
                                                          1997           1998
                                                      ------------    -----------
                                                                      (UNAUDITED)
Raw materials and purchased components..............    $105,748        $85,837
Work-in-process.....................................      10,122          7,207
                                                        --------        -------
                                                        $115,870        $93,044
                                                        ========        =======

                             AMKOR TECHNOLOGY, INC.

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                      DECEMBER 31,     JUNE 30,
                                                          1997           1998
                                                      ------------    -----------
                                                                      (UNAUDITED)
Land................................................    $  2,346       $  2,346
Building and improvements...........................     109,528        124,405
Machinery and equipment.............................     448,032        489,580
Furniture, fixtures and other equipment.............      33,050         35,762
Construction in progress............................      31,964         23,084
                                                        --------       --------
                                                         624,920        675,177
Less -- Accumulated depreciation and amortization...     197,859        252,644
                                                        --------       --------
                                                        $427,061       $422,533
                                                        ========       ========

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

                                                                  WEIGHTED
                                                  EARNINGS       AVG. SHARES     PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Six Months Ended June 30, 1998
  Basic Earnings Per Share.....................    $30,431          94,323         $0.32
  Convertible Notes............................      1,193           5,196
  Dilutive Effect of Options...................         --              --
                                                   -------         -------         -----
  Diluted Earnings Per Share...................    $31,624          99,519         $0.32
                                                   =======         =======         =====
Three Months Ended June 30, 1998
  Basic Earnings Per Share.....................    $20,791         106,035         $0.20
  Convertible Notes............................      1,193          10,392
  Dilutive Effect of Options...................         --              --
                                                   -------         -------         -----
  Diluted Earnings Per Share...................    $21,984         116,427         $0.19
                                                   =======         =======         =====

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

                             AMKOR TECHNOLOGY, INC.

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

                             AMKOR TECHNOLOGY, INC.

     A summary of the status of the Company's stock option plans follows:

                                                                WEIGHTED AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                   OF SHARES       PER SHARE
                                                   ---------    ----------------
Balance at April 1, 1998.........................         --         $   --
  Granted........................................  3,175,900          10.99
  Exercised......................................         --             --
  Cancelled......................................      7,400          11.00
                                                   ---------         ------
Balance at June 30, 1998.........................  3,168,500          10.99
                                                   ---------         ------
Exercisable at June 30, 1998.....................         --         $   --
                                                   ---------         ------

     Significant option groups outstanding at June 30, 1998 and the related weighted average exercise price and remaining contractual life information are as follows:

                                       OUTSTANDING          EXERCISABLE
                                   -------------------    ----------------     REMAINING
                                    SHARES      PRICE     SHARES    PRICE     LIFE (YEARS)
                                   ---------    ------    ------    ------    ------------
OPTIONS WITH EXERCISE
  PRICES OF
  $11.00.........................  3,138,500    $11.00     --       $11.00        9.8
                                   ---------    ------      --      ------        ---
  $10.34.........................     30,000    $10.34     --       $10.34        9.8
                                   ---------    ------      --      ------        ---
Options outstanding at June 30,
  1998...........................  3,168,500               --
                                   =========                ==

     A summary of the weighted average fair value of options at grant date granted during the three months ended June 30, 1998 follows:

                                                        WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                            NUMBER       EXERCISE PRICE        GRANT DATE
                                           OF SHARES       PER SHARE          FAIR VALUES
                                           ---------    ----------------    ----------------
Options whose exercise price equals
  market price on grant date.............  3,145,900         $11.00              $4.74
                                           ---------         ------              -----
Options whose exercise price is less than
  the market price on grant date.........     30,000         $10.34              $4.97
                                           ---------         ------              -----

     In order to calculate the fair market value of stock options at date of grant, the Company used the Black Scholes option pricing model. The following assumptions were used: expected option term -- 4 years, stock price volatility factor -- 47%, and dividend yield -- 0%. Risk free interest rate of 5.38% was used.

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

                             AMKOR TECHNOLOGY, INC.

Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                FOR THE SIX MONTHS     FOR THE THREE MONTHS
                                                   ENDED JUNE 30           ENDED JUNE 30
                                                -------------------    ---------------------
                                                 1997        1998        1997        1998
                                                -------    --------    --------    ---------
Net Income --
  As reported.................................  $1,178     $30,431      $7,566      $20,791
  Pro forma...................................   1,178      30,054       7,566       20,414
Earnings per share
  Basic
     As reported..............................    0.01        0.32        0.09         0.20
     Pro forma................................    0.01        0.32        0.09         0.19
  Diluted
     As reported..............................    0.01        0.32        0.09         0.19
     Pro forma................................  $ 0.01     $  0.31      $ 0.09      $  0.19

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

                             AMKOR TECHNOLOGY, INC.

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

                             AMKOR TECHNOLOGY, INC.

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

  Results of Operations

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      1997     1998     1997     1998
                                                      -----    -----    -----    -----
Net revenues........................................  100.0%   100.0%   100.0%   100.0%
Cost of revenues....................................   85.3     82.4     88.4     82.9
                                                      -----    -----    -----    -----
  Gross profit......................................   14.7     17.6     11.6     17.1
Operating expenses:
  Selling, general and administrative...............    7.6      7.5      7.1      7.7
  Research and development..........................    0.6      0.5      0.5      0.5
                                                      -----    -----    -----    -----
          Total operating expenses..................    8.2      8.0      7.6      8.2
                                                      -----    -----    -----    -----
  Operating income..................................    6.5      9.6      4.0      8.9
                                                      -----    -----    -----    -----
Other (income) expense:
  Interest expense, net.............................    2.4      1.3      2.5      1.9
  Foreign currency (gain) loss......................    0.5      0.2      0.0      0.5
  Other expense, net................................   (0.1)     0.5      0.2      0.8
                                                      -----    -----    -----    -----
          Total other expense.......................    2.8      2.0      2.7      3.2
                                                      -----    -----    -----    -----
  Income before income taxes, equity in income
     (loss) of ASI and minority interest............    3.7      7.6      1.3      5.7
Provision for income taxes..........................    1.2      0.8      0.4      1.1
Equity in income (loss) of ASI......................     --       --       --       --
Minority interest...................................     --       --      0.3       --
                                                      -----    -----    -----    -----
Net income..........................................    2.5      6.8      0.6      4.6
Pro forma adjustment for income taxes...............    0.3      1.4      0.4      0.6
                                                      -----    -----    -----    -----
  Pro forma net (loss) income.......................    2.2%     5.4%     0.2%     4.0%
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

     Prior to the consummation of the Reorganization, AEI was treated for U.S. federal and certain state tax purposes as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, up until the termination of AEI's S Corporation status on April 28, 1998 (the "Termination Date"), Mr. and Mrs. Kim and the trusts established for the benefit of other members of Mr. James Kim's family (the "Kim Family Trusts") had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. The Company, Mr. and Mrs. Kim and the Kim Family Trusts have entered into tax indemnification agreements providing that the Company will be indemnified by such stockholders, with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through the Termination Date. The tax indemnification agreements also provide that under certain circumstances the Company will indemnify Mr. and Mrs. Kim and the Kim Family Trusts if such stockholders are required to pay additional taxes or other amounts attributable to taxable years on or before the Termination Date as to which AEI filed or files tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $5.0 and $33.1 million in 1997 and for the six months ended June 30, 1998, respectively. The Company believes the amount of such undistributed net income was less than $1.0 million at June 30, 1998. (See Note 1 of Notes to Consolidated Financial Statements.)

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

                                                                 1996          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
INCOME STATEMENT DATA:
  Sales.....................................................  W1,338,718    W1,786,457
  Cost of sales.............................................   1,096,117     1,507,271
                                                              ----------    ----------
  Gross profit..............................................     242,601       279,186
  Selling and administrative expenses.......................      77,754       103,158
                                                              ----------    ----------
  Operating income..........................................     164,847       176,028
  Non-operating income:
     Interest and dividend income...........................      38,569        47,592
     Foreign exchange gains.................................      10,420       122,507
     Other..................................................       9,268        11,196
                                                              ----------    ----------
                                                                  58,257       181,295
                                                              ----------    ----------
  Non-operating expenses:
     Interest expenses......................................     138,657       160,658
     Amortization of deferred charges.......................       2,861        33,891
     Foreign exchange losses................................      39,792       339,204
     Loss from forward contract.............................          --        94,644
     Other..................................................       9,962        20,639
                                                              ----------    ----------
                                                                 191,272       649,036
                                                              ----------    ----------
  Ordinary income (loss)....................................      31,832     (291,713)
  Extraordinary gains.......................................         447           774
  Extraordinary losses......................................      11,072         1,812
                                                              ----------    ----------
  Net income (loss) before income taxes.....................      21,207     (292,751)
  Income taxes..............................................      17,363         7,922
                                                              ----------    ----------
  Net income (loss) after income taxes......................       3,844     (300,673)
  Minority interests in losses (earnings) of consolidated
     Subsidiaries, net......................................     (8,569)         1,206
  Amortization of consolidation adjustments, net............     (5,326)       (3,009)
  Equity in earnings (losses) of unconsolidated
     equity-method subsidiaries and investees, net..........         666      (46,253)
                                                              ----------    ----------
  Net loss..................................................   W (9,385)    W(348,729)
                                                              ==========    ==========

                                                                 1996          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
SUMMARY BALANCE SHEET DATA:
  Cash and bank deposits....................................   W 324,139     W 215,024
  Accounts and notes receivable, net........................     170,724       189,522
  Inventory.................................................     214,494       260,302
  Other current assets......................................     145,302       241,965
                                                              ----------    ----------
          Total current assets..............................     854,659       906,813
                                                              ----------    ----------
  Property, plant and equipment, net........................     994,931     2,159,466
  Investments...............................................      83,715       121,880
  Long-term accounts receivable.............................     198,251       203,739
  Long-term loans...........................................         747       258,322
  Other long-term assets....................................      92,985       285,810
                                                              ----------    ----------
          Total long-term assets............................   1,370,629     3,029,217
                                                              ----------    ----------
          Total assets......................................  W2,225,288    W3,936,030
                                                              ==========    ==========
  Short-term borrowings.....................................   1,050,405     1,720,916
  Current maturities of long-term debt......................      85,252       120,913
  Other current liabilities.................................     190,989       282,653
                                                              ----------    ----------
          Total current liabilities.........................   1,326,646     2,124,482
                                                              ----------    ----------
  Long-term debt, net of current maturities.................     475,045       736,784
  Long-term capital lease obligations.......................     106,068       861,813
  Other long-term liabilities...............................      67,672       111,017
                                                              ----------    ----------
          Total long-term liabilities.......................     648,785     1,709,614
                                                              ----------    ----------
          Total liabilities.................................   1,975,431     3,834,096
                                                              ----------    ----------
  Minority interests........................................      21,600        25,160
  Stockholders' equity......................................     228,257        76,774
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  W2,225,288    W3,936,030
                                                              ==========    ==========

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

     During the same period, the value of the won relative to the U.S. dollar has depreciated significantly. The base rate under the market average exchange rate system, as announced by the Korea Financial Telecommunications and Clearings Institute in Seoul, Korea (the "Market Average Exchange Rate") as of August 12, 1998 was W1,338 to $1.00, as compared to the December 31, 1996 Market Average Exchange Rate of W884 to $1.00. Such depreciation of the won relative to the U.S. dollar has increased the cost of imported goods and services, and the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. Korea's foreign currency reserves also have declined significantly. Such developments have also led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts as financial institutions in Korea, which are experiencing financial difficulties, are increasingly looking to limit their lending, in particular to highly leveraged companies, and to increase their reserves and provisions for non-performing assets.

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

     Such recent and potential future developments relating to Korea, including the continued deterioration of the Korean economy, could have a material adverse effect on ASI's and the Company's business, financial condition and results of operations. See "-- Dependence on Relationship with ASI; Potential Conflicts of Interest."

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 27.1      Financial Data Schedule

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

                                         AMKOR TECHNOLOGY, INC.
                                               (Registrant)

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

            /s/ FRANK J. MARCUCCI                Chief Financial Officer and           March 30, 1999
---------------------------------------------    Secretary (Principal Financial,
              Frank J. Marcucci                  Chief Accounting Officer and Duly
                                                 Authorized Officer)