Form 10-Q/A
period 1998-09-30
AMKOR TECHNOLOGY INC
filed 1999-04-01
CIK 1047127

                                  FORM 10-Q/A
                                ---------------
                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998. This Form 10-Q/A is being filed with the Securities and Exchange Commission to amend and restate the Registrant's consolidated balance sheet as of September 30, 1998, the Registrant's consolidated statement of income for the nine months ended September 30, 1998, the Registrant's consolidated statement of cash flows for the nine months ended September 30, 1998, the Registrant's results of operations table for the nine months ended September 30, 1998 and Exhibit 27.1, Financial Data Schedule. Financial results contained herein reflect the fact that prior to May 1, 1998 certain of the Company's subsidiaries were taxed as S corporations and, as a result, did not recognize any provision for federal income taxes. This Form 10-Q/A is being filed because the previously estimated tax provision was revised in the fourth quarter based upon the full year results of the S corporation. Consequently, year-to-date June 1998 results have been restated to reflect $4.5 million in income taxes attributable to the S corporation shareholders, and a corresponding reduction in income taxes attributable to the Registrant. There was no impact on the results of operations for the three months ended September 30, 1998. All proforma financial data included herein include a proforma provision to reflect the U.S. federal and state income taxes, which would have been recorded by the Company if these subsidiaries had been C corporation. There was no impact on proforma net income and proforma per share amounts.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      DECEMBER 31,     SEPTEMBER 30,
                                                         1997              1998
                                                         ----              ----
                                                                       (UNAUDITED
                                                                      AND RESTATED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................... $  90,917         $ 172,328
  Short-term investments ............................     2,524             1,000
  Accounts receivable --
     Trade, net of allowance for doubtful
       accounts of  $4,234 and $5,773 ...............   102,804           125,332
     Due from affiliates ............................    14,431            79,355
     Other ..........................................     4,879             6,509
  Inventories .......................................   115,870            76,726
  Other current assets ..............................    26,997            15,006
                                                      ---------         ---------
          Total current assets ......................   358,422           476,256
                                                      ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, net ..................   427,061           421,058
                                                      ---------         ---------
INVESTMENTS:
  ASI at equity .....................................    13,863                --
  Other .............................................     5,958             5,761
                                                      ---------         ---------
          Total investments .........................    19,821             5,761
                                                      ---------         ---------
OTHER ASSETS:
  Due from affiliates ...............................    29,186            28,536
  Other .............................................    21,102            59,215
                                                      ---------         ---------
          Total other assets ........................    50,288            87,751
                                                      ---------         ---------

          Total assets .............................. $ 855,592         $ 990,826
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of
     long-term debt ................................. $ 167,317         $  41,872
  Trade accounts payable ............................   113,037            85,194
  Due to affiliates .................................    15,581            28,664
  Bank overdraft ....................................    29,765            10,701
  Accrued expenses ..................................    43,973            84,024
  Accrued income taxes ..............................    26,968            31,536
                                                      ---------         ---------
          Total current liabilities .................   396,641           281,991
                                                      ---------         ---------
LONG-TERM DEBT ......................................   196,934            18,514
                                                      ---------         ---------
CONVERTIBLE SUBORDINATED NOTES ......................        --           207,000
                                                      ---------         ---------
DUE TO ANAM USA, INC ................................   149,776                --
                                                      ---------         ---------
OTHER NONCURRENT LIABILITIES ........................    12,084            12,057
                                                      ---------         ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST ...................................     9,282                --
                                                      ---------         ---------
STOCKHOLDERS' EQUITY:
  Common stock ......................................        46               118
  Additional paid-in capital ........................    20,871           381,063
  Retained earnings .................................    70,621            90,083
  Cumulative translation adjustment .................      (663)               --
                                                      ---------         ---------
          Total stockholders' equity ................    90,875           471,264
                                                      ---------         ---------
          Total liabilities and stockholders'
            equity .................................. $ 855,592         $ 990,826
                                                      =========         =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                             1997               1998
                                                             ----               ----
                                                         (UNAUDITED)        (UNAUDITED
                                                                           AND RESTATED)
NET REVENUES ....................................        $ 1,043,620         $ 1,143,175
COST OF REVENUES-- including purchases from ASI .            900,788             948,920
                                                         -----------         -----------
GROSS PROFIT ....................................            142,832             194,255
                                                         -----------         -----------
OPERATING EXPENSES:
  Selling, general and administrative ...........             74,094              87,671
  Research and development ......................              5,751               6,104
                                                         -----------         -----------
     Total operating expenses ...................             79,845              93,775
                                                         -----------         -----------
OPERATING INCOME ................................             62,987             100,480
                                                         -----------         -----------
OTHER (INCOME) EXPENSE:
  Interest expense, net .........................             27,400              16,503
  Foreign currency (gain) loss ..................               (592)              3,833
  Other expense, net ............................              2,176               7,092
                                                         -----------         -----------
     Total other expense ........................             28,984              27,428
                                                         -----------         -----------
INCOME BEFORE INCOME TAXES, EQUITY IN INCOME OF
  ASI AND MINORITY INTEREST .....................             34,003              73,052
PROVISION FOR INCOME TAXES ......................              3,531              16,688
EQUITY IN INCOME  OF ASI ........................                 --                  --
MINORITY INTEREST ...............................              7,569                 559
                                                         -----------         -----------
NET INCOME ......................................        $    22,903         $    55,805
                                                         ===========         ===========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes,
     equity in income of ASI and
     minority interest ..........................        $    34,003         $    73,052
  Pro forma provision for income taxes ..........              7,158              21,188
                                                         -----------         -----------
  Pro forma income before equity in
     income of ASI and minority
     interest ...................................             26,845              51,864
  Historical equity in income of ASI ............                 --                  --
  Historical minority interest ..................              7,569                 559
                                                         -----------         -----------
  Pro forma net  income .........................        $    19,276         $    51,305
                                                         ===========         ===========
  Basic pro forma net income per common share ...        $       .23         $       .50
                                                         ===========         ===========
  Diluted pro forma net income per common share .        $       .23         $       .49
                                                         ===========         ===========
Shares used in computing basic pro forma
    net income per common share .................             82,610             102,284
                                                         ===========         ===========
Shares used in computing diluted pro
   forma net income per common share ............             82,610             110,933
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

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                          1997                1998
                                                                          ----                ----
                                                                      (UNAUDITED)          (UNAUDITED
                                                                                          AND RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................        $    22,903         $    55,805
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization ............................             64,072              86,998
    Provision for accounts receivable ........................                910               1,539
    Provision for excess and obsolete
      Inventory ..............................................              6,763               7,200
    Deferred income taxes ....................................            (13,557)              6,056
    Equity (gain) loss of investees ..........................               (405)                 --
    Loss on sale of fixed assets and investments .............                 --               1,309
    Minority interest ........................................              7,569                 559
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable ......................................            (38,886)            (13,867)
    Proceeds from sale/(repurchase of) accounts
      Receivable .............................................             88,800             (16,500)
    Other receivables ........................................             (3,573)             (1,630)
    Inventories ..............................................            (16,785)             31,944
    Due to/(from) affiliates, net ............................            (12,578)            (51,191)
    Other current assets .....................................             (5,480)              5,954
    Other non-current assets .................................              2,459              (4,459)
    Accounts payable .........................................             37,158             (21,543)
    Accrued expenses .........................................             30,156              37,428
    Accrued taxes ............................................              9,697               4,568
    Other noncurrent liabilities .............................              1,527                 740
                                                                      -----------         -----------
         Net cash provided by operating activities ...........            180,750             130,910
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment, including
        purchase of AATS .....................................           (151,503)            (80,494)
    Acquisition of minority interest in AAP ..................                 --             (33,750)
    Acquisition of AKI .......................................                 --              (3,244)
    Sale of property, plant and equipment ....................              1,141                  89
    Purchases of investments and issuances of notes receivable            (14,605)               (300)
    Proceeds from sale of investments ........................                 --               2,021
                                                                      -----------         -----------
        Net cash used in investing activities ................           (164,967)           (115,678)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term
    Borrowings ...............................................             58,533            (170,437)
  Net proceeds from issuance of 35,250,000 common shares
    In public offering, net ..................................                 --             360,265
  Proceeds from issuance of Anam USA, Inc. debt ..............          1,003,203             522,116
  Payments of Anam USA, Inc. debt ............................         (1,011,403)           (658,029)
  Net proceeds from issuance of long-term debt ...............              8,034             203,023
  Payments of long-term debt .................................            (41,806)           (157,659)
  Distributions to stockholders ..............................             (5,000)            (33,100)
  Change in division equity account ..........................              3,752                  --
                                                                      -----------         -----------
        Net cash provided by financing activities ............             15,313              66,179
                                                                      -----------         -----------
NET INCREASE  IN CASH AND CASH  EQUIVALENTS ..................             31,096              81,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............             49,664              90,917
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................        $    80,760         $   172,328
                                                                      ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest .................................................        $    28,708         $    19,373
    Income taxes .............................................              7,193               6,988

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

RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                           THREE MONTHS                 NINE MONTHS
                                               ENDED                       ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------          ------------------
                                        1997           1998          1997          1998
                                        ----           ----          ----          ----
                                                                                (RESTATED)
Net revenues ....................      100.0%         100.0%        100.0%        100.0%
Cost of revenues ................       82.7           83.2          86.3          83.0
                                       -----          -----         -----         -----
  Gross profit ..................       17.3           16.8          13.7          17.0
                                       -----          -----         -----         -----
Operating expenses:
  Selling, general and
  administrative ................        7.0            7.8           7.1           7.7
  Research and development ......         .6            0.5           0.6           0.5
                                       -----          -----         -----         -----
     Total operating expenses ...        7.6            8.3           7.7           8.2
                                       -----          -----         -----         -----
Operating income ................        9.7            8.5           6.0           8.8
                                       -----          -----         -----         -----
Other (income) expense:
  Interest expense, net .........        2.9            0.6           2.6           1.5
  Foreign currency (gain) loss ..       (0.2)            --            --           0.3
  Other expense, net ............        0.3            0.3           0.2           0.6
                                       -----          -----         -----         -----
     Total other expense ........        3.0            0.9           2.8           2.4
                                       -----          -----         -----         -----
Income before income taxes,
   equity in income (loss) of
   ASI and minority interest ....        6.7            7.6           3.2           6.4
Provision for income taxes ......        0.2            2.2           0.3           1.5
Equity in income (loss) of ASI ..         --             --            --            --
Minority interest ...............        1.5             --           0.7            --
                                       -----          -----         -----         -----
Net income ......................        5.0            5.4           2.2           4.9
Pro forma adjustment for income
  taxes .........................        0.2             --           0.4           0.4
                                       -----          -----         -----         -----
Pro forma net (loss) income .....        4.8%           5.4%          1.8%          4.5%
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


                                  Amkor Technology, Inc.
                                  (Registrant)

       Signature                                                   Title                                Date
       ---------                                                   -----                                ----
 /s/ Frank J. Marcucci                    Chief Financial Officer and Secretary (Principal         March 30, 1999
-----------------------------             Financial, Chief Accounting Officer and Duly
   Frank J. Marcucci                      Authorized Officer)