Form 10-K405/A
period 1998-12-31
AMKOR TECHNOLOGY INC
filed 1999-04-30
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934


     FOR THE FISCAL YEAR                                COMMISSION FILE
   ENDED DECEMBER 31, 1998                              NUMBER 000-29472

                             AMKOR TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                      23-1722724
(State of incorporation)                 (I.R.S. Employer Identification Number)


                              1345 ENTERPRISE DRIVE
                             WEST CHESTER, PA 19380
                                 (610) 431-9600
              (Address of principal executive offices and zip code)

        Securities registered pursuant to Section 12(b) of the Act: None
      Common Stock, $0.001 par value, traded on the Nasdaq National Market
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                 5 3/4% Convertible Subordinated Notes due 2003

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                      ---
        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---
        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $397,010,688 as of March 16, 1999.

        The number of shares outstanding of each of issuer's classes of common equity, as of March 16, 1999, was 117,860,000 shares of Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART III................................................................................1

   ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE
             EXCHANGE ACT...............................................................1
   ITEM 11.  EXECUTIVE COMPENSATION.....................................................3
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............6
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................8

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and the ages as of February 1, 1999 of our directors and executive officers:

                   NAME                     AGE                  POSITION
                   ----                     ---                  --------
James J. Kim..............................  63     Chief Executive Officer and Chairman
John N. Boruch............................  56     President and Director
Frank J. Marcucci.........................  63     Executive Vice President
                                                   and Chief Financial Officer
Eric R. Larson............................  43     Executive Vice President, Wafer Fab
Michael D. O'Brien........................  66     Executive Vice President, Operations
Winston J. Churchill(1)...................  58     Director
Robert E. Denham(2).......................  53     Director
Thomas D. George(1).......................  58     Director
Gregory K. Hinckley(2)....................  52     Director
John B. Neff..............................  67     Director

---------------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

        JAMES J. KIM. James Kim has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor in 1968 and served as its Chairman from 1970 to April 1988. He has also served as the Chairman of Anam group of companies and a director of ASI since 1992. Mr. Kim is a director of CFM Technologies, Inc. Mr. Kim is Chairman of The Electronics Boutique, Inc., an electronics retail chain.

        JOHN N. BORUCH. John Boruch has served as our President and a director since September 1997 and our Chief Operating Officer since February 1999. Mr. Boruch has served as President of Amkor Electronics, Inc., our predecessor, from February 1992 through April 1998. From 1991 to 1992, he served as our predecessor's Corporate Vice President in charge of Sales. Mr. Boruch joined us in 1984. Mr. Boruch earned a B.A. in Economics from Cornell University.

        FRANK J. MARCUCCI. Frank Marcucci has served as our Chief Financial Officer since September 1997 and as Executive Vice President since February 1999. Mr. Marcucci served as the Chief Financial Officer of our predecessor from 1980 through April 1998. Mr. Marcucci is a certified public accountant. Mr. Marcucci earned a B.S. in Business Administration from Duquesne University and an M.B.A. from the University of Pittsburgh.

        ERIC R. LARSON. Eric Larson served as Vice President of our wafer fabrication business from September 1997 to February 1998 and has served as Executive Vice President, Wafer Fab since February 1999. Mr. Larson served as President of the wafer fabrication division of our predecessor from December 1996 to April 1998. From 1979 to 1996, he worked for Hewlett-Packard Company in various management capacities, most recently as Worldwide Marketing Manager for disk products. In addition, Mr. Larson was the worldwide Manager for Sales and Marketing of the IC (integrated circuit) Business Division of Hewlett-Packard Company from July 1985 to May 1993. Mr. Larson earned a B.A. in Political Science from Colorado State University and an M.B.A. from the University of Denver.

        MICHAEL D. O'BRIEN. Michael O'Brien served as our Vice President of Packaging and Testing Operations from September 1997 to February 1999 and has served as Executive Vice President, Operations since February 1999. Mr. O'Brien served as Corporate Vice President of our predecessor from 1990 through April 1998. Mr. O'Brien joined our predecessor in 1988. Mr. O'Brien earned a B.S. in Engineering from Texas A&M University.

        WINSTON J. CHURCHILL. Winston Churchill has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc. He is also chairman of Churchill Investment Partners, Inc. and CIP Capital Management, Inc. From 1984 to 1989, Mr. Churchill was a general partner and a managing partner of a private investment firm. From 1967 to 1983, he practiced law at the Philadelphia law firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and a member of the Executive Committee. Mr. Churchill is chairman of the board of Central Sprinkler Corporation and a member of the board of Griffin Land & Nurseries, Inc. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also a member of the Executive Committee of the Council of Institutional Investors.

        ROBERT E. DENHAM. Robert Denham has been a director of our company since July 1998. He is a partner in the law firm of Munger, Tolles & Olson, LLP, having rejoined that firm in 1998 after serving as the Chairman and Chief Executive Officer of Salomon Inc., an investment bank, from June 1992 to December 1997. Mr. Denham joined Salomon Inc. in August 1991 as General Counsel of Salomon Inc. and its subsidiary, Salomon Brothers. Prior to joining Salomon Inc., Mr. Denham worked for twenty years at the law firm of Munger, Tolles & Olson, LLP. Mr. Denham is a director of U.S. Trust Corporation. Mr. Denham served as a U.S. Representative to the APEC Business Advisory Council, after being appointed to that position by President Clinton.

        THOMAS D. GEORGE. Thomas George has been a director of our company since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector ("SPS") of Motorola, Inc., from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc., including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired.

        GREGORY K. HINCKLEY. Gregory Hinckley has been a director of our company since November 1997. Mr. Hinckley has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation, a software company, since January 1997. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc. From December 1991 until August 1992, he was an independent consultant. Mr. Hinckley is also a director of OEC Medical Systems, Inc., a manufacturer of medical imaging equipment.

        JOHN B. NEFF. John Neff has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a trustee and member of the executive committee at the University of Pennsylvania and a trustee and chairman of the Investment Committee of Case Western Reserve University. He is also a member of the board of Governors of the Association for Investment Management and Research.

                         BOARD MEETINGS AND COMMITTEES

     The Company's Board meets approximately five times a year in regularly scheduled meetings, but will meet more often if necessary. The Board held five meetings and acted by unanimous written consent on 6 occasions during 1998 and all of the directors attended at least 75% of the Board meetings and Committee meetings of which they were members.

     The full Board considers all major decisions of the Company. However, the Board has established the following two standing committees, each of which is chaired by an outside director:

COMPENSATION COMMITTEE

     The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 1998, the Committee did not meet apart from regular meetings with the entire Board.

THE AUDIT COMMITTEE

     The Audit Committee is comprised of Messrs. Denham and Hinckley. The Audit
Committee: (1) recommends to the Board of Directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit without independent auditors, (4) reviews and approves non-audit services of the independent auditors, (5) reviews compliance with our existing major accounting and financial reporting policies, (6) reviews the adequacy of our financial organization and (7) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices. The Committee did not meet apart from regular meetings with the entire Board during 1998.

     The Board currently has no nominating committee or committee performing a similar function.

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

ITEM 11. EXECUTIVE COMPENSATION

        Summary Compensation. The following table sets forth compensation earned during 1998 and 1997 by our Chief Executive Officer and the four other most highly-compensated executive officers whose total salary and bonus during such years exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                  ANNUAL              COMPENSATION
                                                               COMPENSATION       ---------------------
                                                           --------------------        SECURITIES          ALL OTHER
                      NAME                         YEAR     SALARY     BONUS(1)   UNDERLYING OPTIONS(2)  COMPENSATION(3)
                      ----                         ----    --------    --------   ---------------------  ---------------
James J. Kim.....................................  1998    $779,000    $500,000               --            $ 12,000(4)
  Chief Executive Officer and Chairman             1997    $500,000    $500,000               --            $ 15,195(5)
John N. Boruch...................................  1998    $500,000    $446,200          447,735            $170,000(6)
  Chief Operating Officer and President            1997    $400,000    $413,800               --            $ 18,000(7)
Frank J. Marcucci................................  1998    $265,400    $291,840          157,735            $ 12,000(8)
  Executive Vice President and Chief Financial
  Officer                                          1997    $245,000    $273,765               --            $251,000(9)
Eric R. Larson...................................  1998    $250,300    $148,000           90,000            $  6,000
  Executive Vice President, Wafer Fab              1997    $220,000    $100,000               --                  --
Michael D. O'Brien...............................  1998    $259,400    $173,285           119,028           $  6,000
  Executive Vice President, Operations             1997    $240,000    $173,280               --            $  6,000

---------------

(1) Bonus amounts includes amounts earned in the year indicated but that were approved by our Board of Directors and paid in the following year.

(2) At the time of our initial public offering on April 30, 1998, Messrs. Boruch, Marcucci, Larson and O'Brien received option grants of 400,000 shares, 110,000 shares, 90,000 shares and 90,000 shares, respectively, of common stock under our 1998 Stock Plan, in each case with an exercise price per share equal to $11.00 per share, the initial public offering price per share. On November 9, 1998, under the 1998 Stock Plan, Messrs. Boruch and Marcucci received a subsequent option grant of 47,735 shares of our common stock, and Mr. O'Brien received a subsequent option grant of 29,028 shares of our common stock.

(3) All other compensation includes amounts paid to each executive's 401(k) plan.

(4) All other compensation for Mr. Kim in 1998 includes a $6,000 premium paid by us for a term life insurance policy, of which Mr. Kim's children are the beneficiaries.

(5) All other compensation for Mr. Kim in 1997 includes an aggregate of $3,195 in inputed loan interest and a $6,000 premium paid by us for a term life insurance policy, of which Mr. Kim's children are the beneficiaries.

(6) All other compensation for Mr. Boruch in 1998 includes: (1) an aggregate of $160,000 for a life insurance premium paid by us together with a bonus paid to Mr. Boruch to cover the income taxes owned by him as a result of the payment of this insurance premium and (2) a $4,000 premium paid by us for a term life insurance policy, of which Mr. Boruch's daughters are the beneficiaries.

(7) All other compensation for Mr. Boruch in 1997 includes: (1) a $4,000 premium paid by us for a term life insurance policy, of which Mr. Boruch's daughters are the beneficiaries and (2) $8,000 as inputed loan interest.

(8) All other compensation for Mr. Marcucci in 1998 includes a $6,000 premium paid by us for a term life insurance policy, of which Mr. Marcucci's wife is the beneficiary.

(9) All other compensation for Mr. Marcucci in 1997 includes: (1) an aggregate of $239,000 paid by us for a life insurance premium and a bonus to cover the income taxes owed by Mr. Marcucci as a result of the payment of this insurance premium and (2) a $6,000 premium paid by us for a term life insurance policy, of which Mr. Marcucci's wife is the beneficiary.

                          OPTION GRANTS IN FISCAL 1998

        The following table provides information concerning each grant of options to purchase our common stock made during 1998 to the Named Executive Officers.

                                               INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                               --------------------------------------------------     MINUS EXERCISE PRICE AT
                               NUMBER OF     % OF TOTAL    EXERCISE                   ASSUMED ANNUAL RATES OF
                               SECURITIES     OPTIONS        PRICE                   STOCK PRICE APPRECIATION
                               UNDERLYING    GRANTED TO    PER SHARE                    FOR OPTION TERM(a)
                                OPTIONS     EMPLOYEES IN    ($/SH)     EXPIRATION   ---------------------------
            NAME               GRANTED(#)   FISCAL YEAR       (b)         DATE           5%            10%
            ----               ----------   ------------   ---------   ----------   ------------   ------------
James J. Kim.................        --           --            --            --             --             --
  Chief Executive Officer and
  Chairman
John N. Boruch...............   400,000         10.6%       $11.00       4/30/08     $2,767,136     $7,012,467
  Chief Operating Officer and    47,735          1.3%         5.66      11/09/08        169,915        430,598
  President
Frank J. Marcucci............   110,000          3.0%        11.00       4/30/08        760,963      1,928,428
  Executive Vice President
  and                            47,735          1.3%         5.66      11/09/08        169,915        430,598
  Chief Financial Officer
Eric R. Larson...............    90,000          2.4%        11.00       4/30/08        622,606      1,577,805
  Executive Vice President,
  Wafer Fab
Michael D. O'Brien...........    90,000          2.4%        11.00       4/30/08        622,606      1,577,805
  Executive Vice President,      29,028          0.8%         5.66      11/09/08        103,326        261,849
  Operations

---------------

(a) Potential realizable value is based on the assumption that: (1) our common stock will appreciate at the compound annual rate shown from the date of grant until the expiration of the 10-year option term and (2) that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. We assume stock appreciation of 5% and 10% pursuant to rules promulgated by the Securities and Exchange Commission, and these percentages do not reflect our estimate of future stock price growth.

(b) All options shown granted in fiscal 1998 become exercisable as to 25% of the share subject to the option exercisable starting one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter. Under our 1998 Stock Plan, the Board of Directors or a committee appointed by the Board of Directors has the power to reduce the exercise price of any option to the then current fair market price if the fair market value of the common stock covered by such option shall have declined since the date of the option was granted.

        OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.

        During 1998, none of the named executive officers exercised any of their stock options. The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

                                                      NUMBER OF SECURITIES             DOLLAR VALUE OF
                                                     UNDERLYING UNEXERCISED              UNEXERCISED
                                                           OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1998           DECEMBER 31, 1998(a)
                                                   ---------------------------   ---------------------------
                      NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                      ----                         -----------   -------------   -----------   -------------
James J. Kim.....................................      --                --          $--         $     --
  Chief Executive Officer and Chairman
John N. Boruch...................................      --           447,735           --          245,978
  Chief Operating Officer and President
Frank J. Marcucci................................      --           157,735           --          245,978
  Executive Vice President and Chief Financial
  Officer
Eric R. Larson...................................      --            90,000           --               --
  Executive Vice President, Wafer Fab
Michael D. O'Brien...............................      --           119,028           --          149,581
  Executive Vice President, Operations

---------------

(a) The value of unexercised options equals $10.813, the value of our common stock as of December 31, 1998 as reported by the Nasdaq Stock Market, minus the exercise price of such option.

                             DIRECTOR COMPENSATION

     We do not compensate directors who are also employees or officers of our company for their services as directors. Non-employee directors, however, are eligible to receive: (1) an annual retainer of $15,000, (2) $1,000 per meeting of the Board of Directors that they attend, (3) $1,000 per meeting of a committee of the Board of Directors that they attend and (4) $500 per non-regularly scheduled telephonic meeting of the Board of Directors in which they participate. We also reimburse non-employee directors for travel and related expenses incurred by them in attending board and committee meetings.

     1998 DIRECTOR OPTION PLAN: Our Board of Directors adopted the 1998 Director Option Plan (the "Director Plan") in January 1998. Our stockholders subsequently approved the Director Plan in April 1998. The Director Plan became effective immediately prior to our initial public offering on April 30, 1998.

     Under the Director Plan, (1) each non-employee director who was a non-employee director on the date of our initial public offering received an initial grant of options to purchase 15,000 shares of our common stock, (2) each individual who became a non-employee director after our initial public offering received an initial grant of options to purchase 15,000 shares of our common stock on the date that he or she became a non-employee director and (3) each individual who becomes a non-employee director after April 30, 1998 will receive an initial grant of options to purchase 15,000 shares of our common stock on the date that he or she becomes a non-employee director. In addition to this initial grant, we will subsequently grant each non-employee director who has served on the Board of Directors for at least six months an option to purchase 5,000 shares of our common stock each time he or she is re-elected to serve as a director of our company by our stockholders. The option grants under the Director Plan are automatic and nondiscretionary.

     We reserved a total of 300,000 shares of our common stock for issuance under the Director Plan. The exercise price of the initial grant of 15,000 options to our non-employee directors who were serving as directors on the date of our initial public offering was 94% of the $11.00 price per share of the shares of our common stock sold in our initial public offering. The exercise price of each option under the Director Plan issued after our initial public offering was, and will continue to be, 100% of the fair market value of our common stock on the grant date. The term of each option issued under the Director Plan is ten years.

     Each option granted to a non-employee director vests as to 33 1/3% of the optioned stock one year after the date of grant and as to an additional 33 1/3% of the optioned stock on each anniversary of the date of grant, provided that the optionee continues to serve as a non-employee director. Therefore, three years after the grant of an option, a non-employee director may exercise 100% of the stock optioned under that option grant.

     If all or substantially all of our assets are sold to another entity or we merge with or into another corporation, that acquiring entity or corporation may either assume all outstanding options under the Director Plan or may substitute equivalent options. Following an assumption or substitutes, if the director is terminated other than upon a voluntary resignation, any assumed or substituted options will vest and become exercisable in full. If the acquiring entity does not either assume all of the outstanding options under the Director Plan or substitute an equivalent option, each option issued under the Director Plan will immediately vest and become exercisable in full. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

                       COMPENSATION COMMITTEE INTERLOCKS

     The Compensation Committee currently consists of Messrs. George and Churchill. No member of the Compensation Committee was an officer or employee of ours or any of our subsidiaries during fiscal 1998. None of our executive officers has served on the board of directors or on the compensation committee on any other entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of April 1, 1999 by:

        - each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock;

        -       each of our directors;

        -       each of the Named Executive Officers; and

        -       all of our directors and executive officers.

                                                              BENEFICIAL OWNERSHIP(a)
                                                              -----------------------
                      NAME AND ADDRESS                          NUMBER       PERCENT
                      ----------------                          ------       -------
James J. and Agnes C. Kim(b)(c).............................  32,275,000       27.4%
  1345 Enterprise Drive
  West Chester, PA 19380
David D. Kim Trust of December 31, 1987(c)(d)...............  13,750,001       11.7
  1500 E. Lancaster Avenue
  Paoli, PA 19301
John T. Kim Trust of December 31, 1987(c)(d)................  13,750,001       11.7
  1500 E. Lancaster Avenue
  Paoli, PA 19301
Susan Y. Kim Trust of December 31, 1987(c)(d)(e)............  13,750,001       11.7
  1500 E. Lancaster Avenue
  Paoli, PA 19301
J. & W. Seligman & Co. Incorporated(f)......................   9,662,800        8.2
  100 Park Avenue
  New York, New York 10017
Winston J. Churchill........................................      10,000          *
Robert E. Denham............................................       5,000          *
Thomas D. George............................................      10,000          *
Gregory K. Hinckley.........................................       1,000          *
John B. Neff................................................          --         --
John N. Boruch(g)...........................................     113,333          *
Eric R. Larson(h)...........................................      26,375          *
Frank J. Marcucci(i)........................................      32,792          *
Michael D. O'Brien(j).......................................      57,375          *
All directors and executive officers as a group (10
  persons)(k)...............................................  32,530,875       27.6

---------------

 *      Represents less than 1%

(a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before May 31, 1999, are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b) James J. and Agnes C. Kim are husband and wife. Accordingly, each beneficially owns shares of our common stock held in the name of the other.

(c) David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John
        T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James Kim's family. Accordingly, the trusts, together with their respective trustees and James J. and Agnes C. Kim, may be considered a "group" under Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of 73,525,000 shares of 62.4% of the outstanding shares of our common stock.

(d) These three trusts together with the trusts described in note (5) below comprise the Kim Family Trusts.

(e) Includes 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim's two children.

(f) J. & W. Seligman & Co. Incorporated ("JWS") reported in a Schedule 13G filed with the Commission on February 9, 1999 that it beneficially owned these shares as of December 31, 1998. JWS also reported that William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares beneficially owned by JWS. JWS is the investment adviser for Seligman Communications and Information Fund, Inc. (the "Fund"). Of the 9,662,800 shares that JWS beneficially owns, the Fund beneficially owns 8,170,000 shares.

(g) Includes 108,333 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 1999.

(h) Includes 24,375 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 1999.

(i) Includes 29,792 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 1999.

(j) Includes 24,375 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 1999 and 33,000 shares held jointly with Mr. O'Brien's wife.

(k) Includes 186,875 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 1956, Mr. H.S. Kim founded Anam Semiconductor, Inc. ("ASI"). Mr.
H.S. Kim currently serves as the honorary Chairman and a Representative Director of ASI. ASI is a member of the Anam Group, consisting principally of companies in Korea in the electronics industry. The family of Mr. H.S. Kim significantly influences the management of ASI and the other companies in the Anam Group.

        Prior to our divestiture of our interest in ASI during 1998, we and the family of Mr. H.S. Kim collectively owned approximately 40.7% of the outstanding common stock of ASI. As of February 1, 1999, the family of Mr. H.S. Kim owned approximately 40.7% of the outstanding common stock of ASI.

        Mr. James Kim is the eldest son of Mr. H.S. Kim. He is also our founder and Chairman and Chief Executive Officer. Since January 1992, Mr. James Kim has also served as Chairman of the Anam Group and a director of ASI.

        In connection with a reorganization of our company and other predecessor companies in April 1998, Mr. James Kim and members of his family exchanged their interests in companies, which became part of our company in the reorganization, in return for shares of our common stock. Currently, Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock, and Mr. James Kim and other members of his family will continue to exercise significant control over our company.

        We entered into indemnification agreements with our officers and directors. These agreements contain provisions which may require us, among other things, to indemnify the officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature). We also agreed to advance them any expenses for proceedings against them that we agreed to indemnify them from.

        In connection with the reorganization of our company in April 1998, we entered into tax indemnification agreements with Mr. and Mrs. James Kim and the Kim Family Trusts. Under these agreements, Mr. and Mrs. James Kim and the Kim Family Trusts will indemnify us for their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of Amkor Electronics, Inc. ("AEI") to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through April 28, 1998. The tax indemnification agreements require us to indemnify Mr. and Mrs. James Kim and the Kim Family Trusts if they are required to pay additional taxes or other amounts attributable to taxable years on or before April 28, 1998 if AEI filed or files tax returns claiming status as an S Corporation.

        Amkor Electronics, Inc., our predecessor ("AEI") has made various distributions to Mr. and Mrs. James Kim and the Kim Family Trusts. These distributions allowed Mr. and Mrs. James Kim and the Kim Family Trusts to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $13.0 million, $5.0 million and $33.1 million in 1996, 1997 and 1998, respectively. As a result of the termination of the S Corporation election and the finalization of the AEI tax returns, approximately $2.7 million of the 1998 distributions will be refunded to our company.

        Mr. James Kim owns AK Investments, Inc. ("AK Investments"). In February 1998 we sold our investment in ASI common stock to AK Investments for $13.9 million. We determined the market value by using the closing price of ASI shares on the Korea Stock Exchange on the date of the sale. In exchange for such shares, AK Investments assumed $13.9 million of the our long-term borrowings from AUSA.

        In June 1998, we purchased ASI's 40% interest in Amkor/Anam Pilipinas ("AAP") for approximately $34 million.

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

        In connection with our wafer foundry agreement with Texas Instruments, our company and Texas Instruments agreed to revise certain payment and other terms contained in the Texas Instruments Manufacturing and Purchase Agreement. As part of the revision, Texas Instruments agreed to advance our company $20 million in June 1998 and another $20 million in December 1998. These advances represented prepayments of wafer foundry services to be provided in the fourth quarter of 1998 and first quarter of 1999, respectively. We recorded these amounts as accrued expenses. In turn, we advanced these funds to ASI as prepayments for foundry service charges. We completely offset the first $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the fourth quarter of 1998 and intend to offset the second $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the first quarter of 1999. The current portion due from an affiliate reflects the prepayment to ASI. Under the terms of the revision to the Texas Instruments Manufacturing and Purchase Agreement, we remain ultimately responsible for reimbursing Texas Instruments if ASI fails to comply with the terms of the agreement.

        To facilitate capacity expansion for new product lines, some of our customers advance us funds to purchase some equipment to fulfill their forecasts. In some cases, the customer has requested that the equipment be installed in ASI's factories. In these cases, we receive funds from the customer and advance the funds to ASI. In turn, ASI purchases the necessary equipment. We offset such advances to ASI, by reducing what we pay ASI for packaging and test services performed by ASI. We then reduce our obligations to the customer by reducing our selling price for packaging and test services delivered to the customer. We reflect these amounts in accrued expenses and in the current portion of due from affiliates. As of December 31, 1998, these amounts were approximately $2.6 million.

        We use Anam S&T Co, Ltd. ("AST"), an affiliate of ASI, as a key supplier of leadframes. Typically, we pay AST for these services on net 30-day terms. At the end of July 1998, we temporarily changed our payment policy from net 30-days, to paid-in advance. This change in payment policy created an advance to AST of approximately $5 million in July 1998. We reflected this amount in current portion of due from affiliates. As of December 31, 1998 this amount was approximately $3.5 million.

        Mr. James Kim executed certain guarantees to lenders in connection with certain debt instruments of our subsidiaries that remain outstanding. The total contingent liability under such guarantees was approximately $91 million as of December 31, 1998.

        In October 1998, we entered into the joint venture with ASI, Taiwan Semiconductor Manufacturing Corporation, Acer Inc., Scientek International Investment Co. Ltd., and Chinfon Semiconductor & Technology Company. We called the joint venture Taiwan Semiconductor Technology Corporation ("TSTC"). We purchased additional TSTC shares from ASI for $10 million during the fourth quarter of 1998. The $10 million represented ASI's investment as part of TSTC's initial round of financing in which we did not participate. ASI did not participate in TSTC's second round of financing, but we invested $10 million at that time.

        Mr. James Kim and our company were parties to a loan agreement that terminated in 1998, pursuant to which Mr. James Kim borrowed funds from the company, subject to our consent. In connection with these borrowed funds, Mr. James Kim recognized compensation in 1996, 1997 and 1998 in the amount of $101,716, $3,000 and $0, respectively from imputed interest for loans under this agreement. Since the beginning of the 1996 fiscal year, the maximum amount outstanding under this loan agreement was $6.5 million. Mr. James Kim repaid in full all amounts due prior to our initial public offering consummated in 1998.

        In 1996, Mr. James Kim sold his interest in Amkor Anam Test Services, Inc. to AEI for $910,350. This sale represented half of Amkor Anam Test Services, Inc.'s outstanding capital stock.

        In August 1997, AK Investments purchased certain securities held by our predecessor for $49.7 million by assuming from our predecessor certain non-current payables from Anam USA, Inc. ("AUSA"). After the sale of investments to AK Investments, our predecessor loaned AK Investments an additional $12.8 million. AK Investments repaid this loan in full in March 1998.

        In 1996, the Kim Family Trusts borrowed $5.3 million at market interest rates from our predecessor to purchase the real estate and develop the facilities that comprise our Chandler, Arizona facility. In 1997, the Kim Family Trusts, after making improvements, sold the real estate and facilities back to our predecessor for $5.7 million. The Kim Family Trusts then used the proceeds from the sale to repay the original loan from our predecessor.

        Members of the Kim family own all of the outstanding shares of Forte Systems, Inc. ("Forte"). Our company and Forte entered into a loan agreement under which Forte borrowed funds at market interest rates from us, subject to our consent. Since the beginning of the 1996 fiscal year, the maximum amount outstanding under this loan agreement was $3.8 million. In 1998, Forte repaid in full all amounts due under this agreement.

        Members of the Kim family are the majority shareholders of The Electronics Boutique, Inc. ("Electronics Boutique"). Our company and Electronics Boutique entered into a loan agreement under which Electronics Boutique borrows funds at market rates from us, subject to our consent. Since the beginning of the 1996 fiscal year, Electronics Boutique borrowed up to $3.0 million from us under this loan agreement in the ordinary course of action. As of December 31, 1998, no outstanding balance under this loan agreement existed. In addition, in 1996, Electronics Boutique borrowed $50 million from our predecessor in connection with a contemplated acquisition. However, Electronics Boutique abandoned this acquisition and repaid the $50 million to our predecessor within eleven working days of the date Electronics Boutique borrowed the funds. Finally, we guaranteed certain vendor obligations and a line of credit of Electronics Boutique. During the third quarter of 1998, we were released from our obligations under these guarantees.

        In addition, in each of the last three years, we paid various Electronics Boutique expenses on behalf of Electronics Boutique, and Electronics Boutique paid many of our expenses on our behalf. These expenses include insurance premiums, employee medical claims, interest, rent and other miscellaneous expenses. In 1996, 1997 and 1998, we made net advancements on behalf of Electronics Boutique of $338,000, $454,000 and $33,000, respectively. In 1997, Electronics Boutique repaid us $2.4 million of current and prior year's advancements.

        In addition, we also unconditionally guaranteed obligations of EB Canada, a subsidiary of Electronics Boutique, under a $4 million term loan agreement and a $1 million line of credit. During the third quarter of 1998, we were released from our obligations under these guarantees.

        We lease office space in West Chester, Pennsylvania from the Kim Family Trusts. The lease expires in 2006. We have the option to extend the lease for an additional 10 years. The monthly rent under the lease is $94,000. We also sub-lease a portion of this office space to Forte. Forte pays us a monthly rent of $43,000.

        At December 31, 1996 and 1997 and 1998, affiliates other than ASI and AUSA owed us advances and notes receivable of $23.0 million, $36.5 million and $27.5 million, respectively.

        We maintain split-value life insurance policies on the joint lives of James J. Kim and Agnes C. Kim for the benefit of the Trust of James J. Kim dated September 30, 1992 (the "1992 Trust"). We pay approximately $700,000 in annual premiums for these policies. We will receive in death benefits an amount equal to the lesser of the total net premiums paid in cash by us or the net cash surrender value of the policy as of the date of death of James J. Kim and Agnes
C. Kim.

        The Board of Directors appointed Mr. Robert Denham to our company's Board of Directors in July 1998. Until December 1997, Mr. Denham served as the Chairman of Salomon Inc., one of the predecessors of Salomon Smith Barney, Inc., one of the underwriters for our initial public offering.

        In November 1998, the Board of Directors approved the acquisition of Amkor/Anam Precision Machine Company, Inc. from ASI for $3.8 million. We believe that we will consummate this transaction in the first half of 1999.

        In January 1998, we loaned $120,000 to Mr. Boruch. This loan bears interest at 7% per year and is repayable in five equal annual installments.

        In addition, for information regarding the interest of the Kim Family in Anam and for information regarding our anticipated purchase of the K4 factory from ASI and investment of $150 million in ASI, see Item 1 of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                        AMKOR TECHNOLOGY, INC.

                                        By:                *
                                           -------------------------------------
                                           James J. Kim
                                           Chairman and Chief Executive Officer

                                           Date:  April 12, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               NAME                              TITLE                            DATE
               ----                              -----                            ----


               *                    Chief Executive Officer and              April 29, 1999
-------------------------------     Chairman
James J. Kim


               *                    President and Director                   April 29, 1999
-------------------------------
John N. Boruch


/s/ Frank J. Marcucci               Chief Financial Officer                  April 29, 1999
-------------------------------     (Principal Financial and
Frank J. Marcucci                   Accounting Officer)


               *                    Director                                 April 29, 1999
-------------------------------
Winston J. Churchill


               *                    Director                                 April 29, 1999
-------------------------------
Robert E. Denham


               *                    Director                                 April 29, 1999
-------------------------------
Thomas D. George


               *                    Director                                 April 29, 1999
-------------------------------
Gregory K. Hinckley


               *                    Director                                 April 29, 1999
-------------------------------
John B. Neff


*  BY: /S/ FRANK J. MARCUCCI
-------------------------------
        FRANK J. MARCUCCI,
        ATTORNEY-IN-FACT