Form 10-Q
period 1999-03-31
AMKOR TECHNOLOGY INC
filed 1999-05-17
CIK 1047127

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

                  For the quarterly period ended March 31, 1999

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

                                   23-1722724
                    (I. R. S. - Employer Identification No.)


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

Yes  [X]        No [ ]


         The number of outstanding shares of the registrant's Common Stock as of May 14, 1999 was 118,259,129.

                                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,       MARCH 31,
                                                                                                1998             1999
                                                                                             -----------        ---------
                                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................................       $   227,587        $ 164,381
  Short-term investments .............................................................             1,000           53,475
  Accounts receivable ................................................................                --
     Trade, net of allowance for doubtful
       accounts of  $5,952 ...........................................................           109,243          120,754
     Due from affiliates .............................................................            25,990            5,058
     Other ...........................................................................             5,900            2,734
  Inventories ........................................................................            85,628           84,080
  Other current assets ...............................................................            16,687           20,021
                                                                                             -----------        ---------
          Total current assets .......................................................           472,035          450,503
                                                                                             -----------        ---------
PROPERTY, PLANT AND EQUIPMENT, net ...................................................           416,111          426,105
                                                                                             -----------        ---------
INVESTMENTS ..........................................................................            25,476           24,897
                                                                                             -----------        ---------
OTHER ASSETS:
  Due from affiliates ................................................................            28,885           29,317
  Other ..............................................................................            61,090           60,860
                                                                                             -----------        ---------
          Total other assets .........................................................            89,975           90,177
                                                                                             -----------        ---------
          Total assets ...............................................................       $ 1,003,597        $ 991,682
                                                                                             ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft .....................................................................       $    13,429        $  11,480
  Short-term borrowings and current portion of
     long-term debt ..................................................................            38,657           25,000
  Trade accounts payable .............................................................            96,948          100,326
  Due to affiliates ..................................................................            15,722           19,220
  Accrued expenses ...................................................................            77,004           58,336
  Accrued income taxes ...............................................................            38,892           35,884
                                                                                             -----------        ---------
          Total current liabilities ..................................................           280,652          250,246
                                                                                             -----------        ---------
LONG-TERM DEBT
                                                                                                  14,846           13,119
                                                                                             -----------        ---------
CONVERTIBLE SUBORDINATED NOTES .......................................................           207,000          207,000
                                                                                             -----------        ---------
OTHER NONCURRENT LIABILITIES .........................................................            10,738           12,137
                                                                                             -----------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock .......................................................................               118              118
  Additional paid-in capital .........................................................           381,061          381,061
  Retained earnings ..................................................................           109,738          128,663
  Accumulated other comprehensive income .............................................              (556)            (662)
                                                                                             -----------        ---------
          Total stockholders' equity .................................................           490,361          509,180
                                                                                             -----------        ---------
          Total liabilities and stockholders' equity .................................       $ 1,003,597        $ 991,682
                                                                                             ===========        =========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                              -----------------------
                                                                                1998           1999
                                                                              --------       --------
                                                                             (UNAUDITED)    (UNAUDITED)
NET REVENUES ..........................................................       $371,733       $419,957
COST OF REVENUES -- including
   purchases from ASI .................................................        310,056        357,382
                                                                              --------       --------
GROSS PROFIT ..........................................................         61,677         62,575

OPERATING EXPENSES:
  Selling, general and administrative .................................         28,715         30,106
  Research and development ............................................          2,057          2,251
                                                                              --------       --------
     Total operating expenses .........................................         30,772         32,357
                                                                              --------       --------
OPERATING INCOME ......................................................         30,905         30,218
                                                                              --------       --------
OTHER (INCOME) EXPENSE:
  Interest expense, net ...............................................          9,522          1,635
  Foreign currency (gain) loss ........................................          2,747            306
  Other expense, net ..................................................          4,089          1,622
                                                                              --------       --------
     Total other expense ..............................................         16,358          3,563
                                                                              --------       --------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST ...............................................         14,547         26,655
PROVISION FOR INCOME TAXES ............................................          5,050          7,730
MINORITY INTEREST .....................................................            685             --
                                                                              --------       --------
NET INCOME ............................................................       $  8,812       $ 18,925
                                                                              ========       ========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes
     and minority interest ............................................       $ 14,547
  Pro forma provision for income taxes ................................          4,222
                                                                              --------
  Pro forma income before minority
     interest .........................................................         10,325
  Historical minority interest ........................................            685
                                                                              --------
  Pro forma net  income ...............................................       $  9,640
                                                                              ========
PER SHARE DATA:
  Basic net  income
     per common share .................................................       $    .11       $    .16
                                                                              ========       ========
  Diluted net income
     per common share .................................................       $    .11       $    .16
                                                                              ========       ========
  Basic pro forma net income
     per common share .................................................       $    .12
                                                                              ========
  Diluted pro forma net income
     per common share .................................................       $    .12
                                                                              ========

Shares used in computing basic net income
per common share ......................................................         82,610        117,860
                                                                              ========       ========
Shares used in computing diluted net income
per common share ......................................................         82,610        133,713
                                                                              ========       ========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                   1998             1999
                                                                                                 ---------        ---------
                                                                                                (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................       $   8,812        $  18,925
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization ........................................................          27,139           33,060
    Provision for accounts receivable ....................................................           1,180               --
    Provision for excess and obsolete inventory ..........................................           7,200            1,100
    Deferred income taxes ................................................................          (3,419)           4,667
    Equity (gain) loss of investees ......................................................              --              500
    Loss on sale of fixed assets and investments .........................................           1,033              531
    Minority interest ....................................................................             686               --
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable ..................................................................            (566)         (11,511)
    Proceeds from sale/(repurchase of) accounts
      receivable .........................................................................         (11,000)          (2,700)
    Other receivables ....................................................................          (1,843)           3,166
    Inventories ..........................................................................          15,205           (1,052)
    Due to/(from) affiliates, net ........................................................          17,418           23,998
    Other current assets .................................................................           1,609           (4,162)
    Other non-current assets .............................................................          (3,745)          (4,344)
    Accounts payable .....................................................................            (824)           6,078
    Accrued expenses .....................................................................          20,398          (17,168)
    Accrued taxes ........................................................................           7,684           (3,008)
    Other noncurrent liabilities .........................................................              23              590
                                                                                                 ---------        ---------
         Net cash provided by operating activities .......................................          86,990           48,670
                                                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment ...........................................         (33,685)         (42,041)
    Sale of property, plant and equipment ................................................              57               --
    Proceeds from sale / (purchase) of investments and collection/(issuance)
        of notes receivable...............................................................             240          (52,502)
                                                                                                 ---------        ---------
        Net cash used in investing activities ............................................         (33,388)         (94,543)
                                                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term
    borrowings ...........................................................................         (47,410)          (9,922)
  Proceeds from issuance of Anam USA, Inc. debt ..........................................         382,042               --
  Payments of Anam USA, Inc. debt ........................................................        (429,675)              --
  Net proceeds from issuance of long-term debt ...........................................           3,358               --
  Payments of long-term debt .............................................................         (10,845)          (7,411)
                                                                                                 ---------        ---------
        Net cash used in financing activities ............................................        (102,530)         (17,333)
                                                                                                 ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................         (48,928)         (63,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................          90,917          227,587
                                                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................       $  41,989        $ 164,381
                                                                                                 =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest .............................................................................       $  10,392        $   1,279
    Income taxes .........................................................................       $     310        $   6,096

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



1.       INTERIM FINANCIAL STATEMENTS


         The consolidated financial statements and related disclosures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the Company's latest annual report as of December 31, 1998 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.       RISKS AND UNCERTAINTIES

         The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with Anam Semiconductor, Inc. ("ASI") (see Note 8), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations, fluctuations in quarterly operating results and results of ASI on an equity basis, once we make the $150,000 investment in ASI (see Note 9).


3.       CONCENTRATIONS OF CREDIT RISK

Financial instruments, for which the Company is subject to credit risk, consist principally of accounts receivable, cash and cash equivalents and short-term investments. With respect to accounts receivable, the Company has mitigated its credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers.

During the first quarter of 1999, the Company has invested in high grade municipal and commercial loans and preferred stocks for trading purposes ("Trading Securities"). These securities have underlying maturity dates in excess of three months and accordingly have been classified as short-term investments. As of March 31, 1999, the Company held approximately $53,500 in Trading Securities. These investments are carried at fair market value based on market quotes and recent offerings of similar securities.

The Company has mitigated its credit risk with respect to cash and cash equivalents, as well as Trading Securities, through diversification of its portfolio of holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, and high grade municipal and commercial loans and preferred stocks. At December 31, 1998, and March 31, 1999 the Company maintained approximately $35,000 and $94,000 respectively, in high grade municipal and commercial loans and preferred stocks, with the largest individual investment balance of approximately $10,000 at each period end.

However, at December 31, 1998 and March 31, 1999, the Company maintained approximately $29,303 and $7,855, respectively, in deposits and certificates of deposits at foreign owned banks and $4,406 and

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


$15,885, respectively, in deposits at U.S. banks which exceeded federally insured limits, of which, $12,455 was maintained in one bank at March 31, 1999.


4.    INVENTORIES

    Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                                                  DECEMBER 31,   MARCH  31,
                                                                                     1998          1999
                                                                                  ------------  -----------
                                                                                                (unaudited)
Raw materials and purchased components ......................................       $77,351       $75,941
Work-in-process .............................................................         8,277         8,139
                                                                                    -------       -------
                                                                                    $85,628       $84,080
                                                                                    =======       =======


5.         PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:


                                             DECEMBER 31,    MARCH 31,
                                                1998           1999
                                              --------       --------
                                                            (unaudited)

Land ..................................       $  2,346       $  2,346
Building and improvements .............        142,252        145,304
Machinery and equipment ...............        534,314        571,587
Furniture, fixtures and other equipment         40,502         44,379
Construction in progress ..............          8,282          4,331
                                              --------       --------
                                               727,696        767,947
Less -- Accumulated depreciation
  and amortization ....................        311,585        341,842
                                              --------       --------
                                              $416,111       $426,105
                                              ========       ========




6.        EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The following table presents a reconciliation of the Company's basic and diluted earnings, weighted average shares and per share amounts for the three months ended March 31, 1999 :

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                          Weighted
                                          Earnings       Avg. Shares     Per Share
                                         (Numerator)    (Denominator)     Amount
                                         -----------    -------------    ---------
Earnings Per Share - Three Months
     Ended March 31, 1999
         Basic earnings per share          $18,925       117,860,000       $0.16
         Impact of Convertible Notes         2,061        15,333,333
         Dilutive effect of options             --           519,463
                                           -------       -----------       -----
         Diluted earnings per share        $20,986       133,712,796       $0.16
                                           =======       ===========       =====


7.       COMPREHENSIVE INCOME

     In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in stockholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $18,819 and $9,475 for the three months ended March 31, 1999 and 1998, respectively.


8.   RELATED PARTY TRANSACTIONS

         In 1998 and the three months ended March 31, 1999, approximately 67% and 65%, respectively, of the Company's packaging and test revenues, as well as 100% of the Company's wafer fabrication revenues, were derived from services performed for the Company by ASI, a Korean public company in which certain of the Company's principal stockholders hold a minority interest. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea to whom ASI has historically sold such services directly. During 1998, the Company became responsible for marketing and selling ASI's semiconductor packaging and test services to the majority of ASI's customers in Japan. The Company has worked closely with ASI in developing new technologies and products. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancellable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material effect on the Company's business, financial condition and results of operations.

    ASI's ability to continue to provide services to the Company will depend on ASI's financial condition and performance. ASI currently has a significant amount of debt relative to its equity, which debt the Company expects will continue to increase in the forseeable future. ASI's business has been severely affected by the economic crisis in Korea. In late 1997, the Republic of Korea began to undergo a foreign currency liquidity crisis resulting in significant adverse economic circumstances and significant depreciation in the value of the Korea Won (Won or Won Symbol) against the U.S. dollar. ASI historically operated with a

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


significant amount of debt relative to its equity. The economic crisis in Korea led to sharply higher interest rates and significantly reduced opportunities for refinancing maturing debts. Because ASI maintained a substantial amount of short-term debt, its inability to refinance this debt created a liquidity crisis for ASI.

    As of December 31, 1998, ASI was contingently liable under guarantees in respect to debt of certain affiliates in the aggregate amount of approximately W668 billion. As of December 31, 1998, such guarantees included those in respect of all of Anam USA Inc.'s, ASI's wholly owned financing subsidiary, debt totaling approximately $225,000. Prior to the Initial Public Offering, the Company met a significant portion of its financing needs through financing arrangements provided by ASI. The Company currently does not depend on such financing arrangements. In addition, if any relevant subsidiaries or affiliates of ASI were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

    In response to this situation, in October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as 'Workout". The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean businesses and does not involve the judicial system.

    We expect the Workout to significantly improve the financial condition of ASI. The Workout became effective in April 1999. The information setting forth the details of the Workout is based on the exchange rate of W1,207.8 to $1.00 that was in effect as of December 31, 1998. The Workout contains the following provisions:

- The creditor financial institutions will allow ASI to defer repayment on principal of ordinary loans until December 31, 2003. After December 31, 2003, ordinary loans with repayment terms will be payable through readjustment of repayment schedules in effect on October 24, 1998. For ordinary loans without repayment terms, the schedule to repay principal amounts will be determined by ASI and the creditor financial institutions at the end of such period.

- The creditor financial institutions will allow ASI to defer repayment of principal under capital leases until December 31, 1999, with payments of principal to resume under a seven-year installment plan thereafter.

- The creditor financial institutions will allow ASI to defer the maturity of its won-denominated debentures for an additional three-year term after currently scheduled maturity dates.

- The creditor financial institutions will allow ASI to make no interest payments on ordinary loans until December 31, 1999. The creditor financial institutions will add accrued interest to the principal amounts of these loans every three months.

- The creditor financial institutions will reduce interest rates on ASI's remaining outstanding won-denominated ordinary loans to 10% or the prime rate of each creditor financial institution, whichever is greater. This would reduce ASI's weighted average interest rate from 12.9% before the Workout to 10.5% after the Workout.

- The creditor financial institutions will give ASI a grace period until December 31, 2003 against enforcement of guarantees made by ASI for liabilities of ASI's affiliates. In addition, interest will not accrue on guaranteed obligations during this period.

- The creditor financial institutions will provide ASI a short-term loan of W50 billion ($41,000) at the prime rate plus 1%, to be repaid with proceeds from the sale of K4.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


- The creditor financial institutions may receive additional payments if ASI's financial performance exceeds expectations.

- For the duration of the Workout, the creditor financial institutions will be entitled to vote the ASI shares owned by Mr. James Kim and his family.

- The creditor financial institutions will convert W250 billion ($208,000) of ASI debt held by creditor financial institutions into:
         (1) W122.3 billion ($102,000) in equity shares of ASI, (2) W108.1 billion ($90,000) in five year non-interest bearing convertible debt and (3) W19.6 billion ($16,000) in non-interest bearing loans provided that we make a $150,000 equity investment in ASI. The conversion would take place in installments over four years, with the first installment to be made in October, 1999, at a conversion rate equal to W5,000 per share, the par value of ASI's common stock. In order for the initial conversion of debt to take place in accordance with the terms of the Workout, ASI will have to undergo a series of corporate actions, including a reverse stock split to bring the fair market value of its equity shares to a price at least equal to the par value of such shares. The conversion of ASI debt by the creditor financial institutions would coincide with each installment of our equity investment in ASI.

      We have executed a letter with ASI committing to make the equity investment in installations $41,000 in each of 1999, 2000 and 2001 and $27,000 in 2002. Our commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions, (3) the Workout remaining in effect and (4) the supply agreements between our company and ASI remaining in effect. We would purchase the ASI shares at W5,000 per share. Because our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

         Upon completion of the first installment of our equity investment in ASI and conversion of debt by the creditor financial institutions, we expect the relative equity ownership of ASI among the creditor financial institutions, the Kim family and our company to be approximately 27%, 21% and 21% respectively, subject to the creditor financial institutions' right to vote the Kim family's stock for the duration of the Workout. Upon completion of all conversions of debt by the creditor financial institutions and all installments of our equity investment pursuant to the Workout, we expect the relative equity ownership of ASI among the creditor financial institutions, the Kim family and our company to be approximately 29%, 11% and 43%, respectively, subject to the creditor financial institutions voting rights. Upon conversion of all of the convertible debt issued to the creditor financial institutions, which would be permitted beginning one year after the date of issuance of such debt, the ownership of ASI among the creditor financial institutions, the Kim family and our company would be approximately 43%, 9% and 34%, respectively, subject to the creditor financial institutions' voting rights.

         The creditor financial institutions have the right to terminate or modify the Workout if ASI does not fulfill the terms of the Workout, including meeting certain financial targets. In addition, the creditor financial institutions can modify the terms of the Workout upon agreement of creditor financial institutions holding at least 75% of the debt restructured under the Workout. If the creditor financial institutions subsequently terminate the Workout, the creditor financial institutions could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations and pursuing ASI's guarantees of its affiliates' debt. If this were to occur, ASI's and our businesses would be harmed.

         There can be no assurance that ASI will be able to satisfy the terms of the Workout Agreement. Any inability of ASI to comply with the terms of the Workout Agreement, generate cash flow from operations sufficient to fund its capital expenditures and other working capital and liquidity requirements could have a material adverse effect on ASI's ability to continue to provide services and otherwise fulfill its obligations to the Company.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


     In connection with its wafer foundry agreement with Texas Instruments, Inc. ("TI"), the Company and TI agreed to revise certain payment and other terms in the Master Purchase Agreement entered into during 1998 ("Master Purchase Agreement"). As part of this agreement, TI agreed to advance the Company $20,000 in June 1998 and an additional $20,000 in December, 1998, as prepayments of wafer foundry services to be provided in the fourth quarter of 1998 and first quarter of 1999, respectively. The Company recorded these amounts in accrued expenses. The Company in turn advanced these funds to ASI as prepayments for foundry service charges. The Company has fully offset the $20,000 advance made in June 1998 against billings by ASI in the fourth quarter of 1998. The December 1998 advance is reflected in the current portion of Due from Affiliates as of December 31, 1998. As of March 31, 1999, the December 1998 advance from TI and the related advance to ASI have both been fully repaid.


9.   THE ACQUISITION OF K4 AND INVESTMENT IN ASI - RECENT DEVELOPMENTS

     On May 17, 1999 the Company purchased the assets of ASI's packaging and test facility located in Kwangju, Korea ("K4"), excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 was $575,000 plus the assumption of up to $7,000 of employee benefit liabilities. On May 6, 1999, the Company completed a private placement to raise $625 million in senior and senior subordinated notes. Through the offering, the Company sold $425 million of senior notes and $200 million of senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in May 2009 and have a coupon rate of 10.50%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company will have approximately $30.0 million of proceeds remaining for working capital.



10.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. The Company has identified two reportable segments (packaging and test services and wafer fabrication services) that are managed separately because the services provided by each segment require different technology and marketing strategies.

    Packaging and Test Services. Through its three factories located in the Philippines as well as the four ASI factories in Korea, under contract, the Company offers a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

    Wafer Fabrication Services. Through its wafer fabrication services division, the Company provides marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement.

    During each of the three-month periods ended March 31, 1998 and 1999, sales to Intel Corporation accounted for approximately $74,000 of packaging and test revenues. In addition, Texas Instruments, Inc. accounted for approximately $11,000 and $5,000 of packaging and test revenues during the three months ended March 31, 1998 and 1999, respectively, and accounted for 100% of wafer fabrication revenues during each of the three-month periods ended March 31, 1998 and 1999.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


The accounting policies for segment reporting are the same as those for the Company's Consolidated Financial Statements. The Company evaluates its operating segments based on operating income. Summarized financial information concerning the Company's reportable segments is shown in the following table.



                                         PACKAGING       WAFER
                                         AND TEST      FABRICATION       TOTAL
                                         --------      -----------      --------
Three months ended March 31, 1999:
  Net Revenues ...................       $350,520       $ 69,437        $419,957
  Gross Profit ...................       $ 55,637       $  6,938        $ 62,575
  Operating Income ...............       $ 25,984       $  4,234        $ 30,218
Three Months Ended March 31, 1998:
  Net Revenues ...................       $368,377       $  3,356        $371,733
  Gross Profit ...................       $ 61,174       $    503        $ 61,677
  Operating Income ...............       $ 32,565       $ (1,660)       $ 30,905



         The following supplementary information presents net revenues allocated by product family for the packaging and test segment:

                                  Net Revenues
                         For the Three Months Ended March 31,
                         ------------------------------------
                              1998           1999
                            --------       --------
Traditional Leadframe       $180,505       $128,290
Advanced Leadframe ..         85,832         88,331
Laminates ...........         81,780        117,424
Test and Other ......         20,260         16,475
                            --------       --------
Consolidated ........       $368,377       $350,520
                            ========       ========



11.      COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.


12.      SUBSEQUENT EVENT

    The Company entered into an agreement to acquire the outstanding shares of Anam/Amkor Precision Machine Company, Inc. ("AAPMC"), an affiliate of ASI, for $3,800. AAPMC supplies equipment used by the Company at its Philippine operations. As an interim step, during April 1999, the Company assumed and paid down $5,700 of AAPMC's debt. The Company anticipates that the acquisition will be finalized during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of the federal securities laws, including: (1) statements regarding the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance (5) the anticipated results of the Workout, (6) statements regarding future won/dollar exchange rates, (7) statements regarding the future of our relationship with ASI, (8) our anticipated equity investment in ASI, (9) our plan to implement a Year 2000 compliance plan, and (10) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Factors that May Affect Operating Results." The following discussion provides information and analysis of our results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 and our liquidity and capital resources.

OVERVIEW

    Beginning in 1997, a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, significant price declines have occurred in recent periods. From 1996 to 1998, we were able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages. We cannot assure you that we will be able to offset any such price declines in the future. You should read "Factors that May Affect Operating Results -- Declining Average Selling Prices" for more information regarding declining prices for our packages.

    We depend on a small group of customers for a substantial portion of our revenues. In the three months ended March 31, 1998 and the three months ended March 31, 1999, we derived 37.0% and 33.3%, respectively, of our net revenues from sales to five packaging and test customers, with 19.9% and 17.5% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during the three months ended March 31, 1998 and 1999, we derived 0.9% and 16.5% of our net revenues respectively from wafer fabrication services, and we derived all of these revenues from Texas Instruments.

    Our cost of revenues consists principally of: (1) service charges paid to ASI for packaging and test services performed for us, (2) costs of direct material and (3) labor and other costs at our factories in the Philippines. Service charges paid to ASI are set in accordance with our supply agreements with ASI as described below. Our gross margins on sales of services performed by ASI are lower than our gross margins on sales of services performed by our factories in the Philippines, but we do not bear any of ASI's fixed costs. We incur costs of direct materials used in packages that we and ASI produce for our customers. Because a portion of our costs at our factories in the Philippines is fixed, increases or decreases in capacity utilization rates can have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

Relationship with ASI

    Our gross margins are significantly affected by fluctuations in service charges paid pursuant to our supply agreements with ASI. During the three months ended March 31, 1998 and 1999, we derived approximately 66.2% and 71.1% of our net revenues, respectively, and approximately 35.1%, and 53.5%, respectively, of our gross profit from services performed for us by ASI. In addition, ASI derives nearly all of its revenues from services sold by us. In January 1998, we began marketing wafer fabrication services provided by ASI's new semiconductor wafer foundry. As our revenues from wafer fabrication services have increased, so has the percentage of revenue and gross profits associated with services performed for us by ASI. The increase in percentage of services performed for us by ASI is also due to decreasing sales and gross profits from sales of traditional products assembled in the Company's Philippine operations.

    We have committed to make the first installment of an equity investment in ASI in the fourth quarter of 1999. When we make the investment, ASI's financial results will affect our financial results because we will report these results in our financial statements using the equity method of accounting. You should read "Factors that May Affect Operating Results -- Dependence on Relationship with ASI."

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                     1998           1999
                                                   ------         ------
Net revenues ...............................        100.0%         100.0%
Cost of revenues ...........................         83.4           85.1
                                                   ------         ------
  Gross profit .............................         16.6           14.9
                                                   ------         ------
Operating expenses:
  Selling, general and administrative ......          7.7            7.2
  Research and development .................          0.6            0.5
                                                   ------         ------

     Total operating expenses ..............          8.3            7.7
                                                   ------         ------
Operating income ...........................          8.3            7.2
                                                   ------         ------
Other (income) expense:
  Interest expense, net ....................          2.6            0.4
  Foreign currency (gain) loss .............          0.7            0.1
  Other expense, net .......................          1.1            0.4
                                                   ------         ------
     Total other expense ...................          4.4            0.9
                                                   ------         ------
Income before income taxes and
  minority interest ........................          3.9            6.3
Provision for income taxes .................          1.3            1.8

Minority interest ..........................          0.2             --
                                                   ------         ------
Net income .................................          2.4            4.5
Pro forma adjustment for income taxes ......         (0.2)            --
                                                   ------         ------

Pro forma net (loss) income ................          2.6%           4.5%
                                                   ======         ======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


Net Revenues. The Company's net revenues of $420.0 million for the first quarter of 1999 increased $48.3 million or 13.0% compared to net revenues of $371.7 million in the first quarter of 1998. Due to a continued slowdown in the semiconductor industry, which the Company believes has resulted in excess packaging and test capacity and increased pricing pressures, packaging and test revenues decreased 4.8% during the first quarter of 1999 compared to packaging and test revenues in the first quarter of 1998. However, average selling prices declined less in the first quarter of 1999 than the third and fourth quarter of 1998. As a result of competitive pressures and slow market conditions, the Company anticipates only moderate growth in packaging and test revenues during the second quarter of 1999. However, based on current non-binding customer demand forecasts, the Company expects a strong increase in demand beginning in the third quarter of 1999. The Company believes as market demand continues to increase the rate of average selling price erosion should continue to slow. The Company is currently making capital expenditures and investment in human resources to meet the expected increase in demand. The Company's gross margins could be negatively impacted in the short-term until the increase in demand occurs.

With the ASI semiconductor wafer foundry operating at near full capacity, the Company's wafer fabrication business increased significantly since it began operations in the first quarter of 1998. Wafer fabrication revenues in the first quarter of 1999 were $69.4 million compared to $3.4 million in the first quarter of 1998. During the first quarter of 1999 ASI was able to increase capacity at its wafer foundry to 17,000 wafer starts per month, compared to the previous capacity of 15,000 wafer starts per month. Despite the increased capacity, decreasing average selling prices resulted in flat revenue in the first three months of 1999 compared to revenues for the last three months of 1998. The Company continues to be dependent upon one customer for all of its current wafer fabrication revenues. Significant changes in demand from this customer until the Company can attract additional customers, could result in significant fluctuations in wafer fabrication revenues.

Gross profit. Gross profit for the first quarter of 1999 increased 1.5% to $62.6 million, or 14.9% of net revenues, from $61.7 million, or 16.6% of net revenues in the first quarter of 1998. The change in gross margin percentage in the first quarter of 1999 compared to the first quarter of 1998 is attributed to the following:

     - The significant amount of revenue contribution from wafer fabrication services in the first quarter of 1999, which services generally have lower gross margins than packaging and test revenues. The Company had only minimal revenues from wafer fabrication services in the first quarter of 1998.

     - Factory costs which are predominantly fixed, combined with decreased unit volumes and average selling prices for traditional products resulted in lower gross margins relating to traditional products assembled in the Company's Philippine operations. These margins were improved by a one-time adjustment relating to material purchase liabilities in the amount of $1.9 million.

     - Change in the packaging and test supply agreement with ASI during the second quarter of 1998 resulted in higher gross profits in the first quarter of 1999 compared to the same period in 1998, which combined with material cost reductions helped to offset other factors which reduced gross margins.



Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 1999 were $30.1 million, or 7.2% of net revenues, compared to $28.7 million, or 7.7% of net revenues, for the first quarter of 1998. Increased selling, general and administrative expenses in the first quarter of 1999 in comparison to the first quarter of 1998, relate to the increase in employee headcount and related costs, including the P3 factory and wafer fabrication services division whose operations increased significantly since the first quarter of 1998. Given the anticipated increase in demand the Company does expect to experience increased selling, general and administrative expenses over the next few quarters.

Research and Development Expenses. Research and development expenses were $2.3 million for the first quarter of 1999 compared to $2.1 million in the first quarter of 1998.

Other (Income) Expense. Total other expense decreased to $3.6 million in the first quarter 1999 compared to $16.4 million in the first quarter of 1998. The declines in other expenses are due primarily to declines in net interest expense in these periods. Proceeds received from the Company's initial public offering in May 1998 were used to repay much of the Company's outstanding debt. Additionally, the Company has accumulated a significant cash balance. For the first quarter of 1999, net interest expense was $1.6 million compared to $9.5 million in the first quarter of 1998. Additionally, stabilization of the exchange rate between the Philippine peso and the U.S. dollar resulted in reduced foreign currency losses of $0.3 million in the first quarter of 1999 compared to $2.7 million during the same period in 1998. Other expense, net, decreased to $1.6 million in the first quarter of 1999 from $4.1 million in the first quarter of 1998. Other expense, net in the first quarter of 1998 included non-recurring charges related to bank refinancing costs and the disposal of the Company's interest in ASI in February 1998. Additionally, other expense, net was lower due to reduced outstanding balances under the Company's accounts receivable securitization agreement during the first quarter of 1999.

Income Taxes. The Company's effective tax rate for the first quarter of 1999 and 1998 was 29.0% (after giving effect to the pro forma adjustment for income taxes).

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

    Prior to our initial public offering, we met a significant portion of our cash requirements from a combination of: (1) cash from operating activities, (2) short-term and long-term bank loans, (3) financing obtained for our benefit by AUSA, a wholly-owned financing subsidiary of ASI, and (4) financing from a trade receivables securitization agreement. Because of the short-term nature of certain of the AUSA loans, the flows of cash to and from AUSA under this arrangement had been significant. At March 31, 1999, we had no outstanding balances with AUSA. Net cash provided by operating activities in the three months ended March 31, 1998 and March 31, 1999 were $87.0 million and $48.7 million, respectively. Net cash used in financing activities in the three months ended March 31, 1998 and March 31, 1999 were $(102.5) million and $(17.3) million, respectively.

    We have invested significant amounts of capital to increase our packaging and test services capacity. In the three months ended March 31, 1999, we made capital expenditures of $42.0 million. We expect that we will need to increase capital expenditures in 1999 to meet anticipated growth in demand. Giving effect to the pending acquisition of K4, we intend to spend approximately $200 million in capital expenditures in 1999, primarily for the expansion of our factories.

    On May 17, 1999 we purchased the assets of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 was $575 million, plus the assumption of up to $7 million of employee benefit liabilities. In conjunction with our purchase of K4, on May 6, 1999, we completed a private placement to raise $625 million in senior and senior subordinated notes. Through our offering, we sold $425 million in senior notes and $200 million of senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in 2009, and have a coupon rate of 10.5%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company will have approximately $30.0 million of notes offering proceeds available for working capital.

    We have executed a letter with ASI committing to make an equity investment in ASI in installments of $41 million in each of 1999, 2000 and 2001 and $27 million in 2002. Our commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions, (3) ASI's Workout remaining in effect and (4) the supply agreements between our company and ASI remaining in effect. We would purchase the ASI shares at W5,000 per share. Because our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

    At March 31, 1999, our debt consisted of $25.0 million of borrowings classified as current liabilities, $13.1 million of long-term debt and capital lease obligations and $207.0 million of 5 -3/4% convertible subordinated notes due 2003. At March 31, 1999, we had $81.3 million in borrowing facilities with a number of domestic and foreign banks, of which $56.3 million remained unused. Certain of the agreements with our banks require compliance with certain financial covenants, contain other restrictions and are collateralized by our assets. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 9% to 14%. We intend to repay a substantial portion of the amounts outstanding under these facilities in the first half of 1999. Long-term debt and capital lease obligations outstanding have various expiration dates through April 2004 and bear interest at rates ranging from 5.8% to 13.8%.

    Under the terms of our trade receivables securitization agreement, a commercial financial institution is committed to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables, as defined in the agreement.

    We believe that our existing cash balances, cash flow from operations, and available equipment lease financing will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior and senior subordinated notes, recently sold by us, significantly reduce our ability to incur additional debt. Failure to obtain any such financing could have a material adverse effect on our company.


Foreign Currency Translation Gains and Losses

    Our subsidiaries in the Philippines maintain their accounting records in U.S. dollars. All sales, the majority of all bank debt and all significant material and fixed asset purchases of such subsidiaries are denominated in U.S. dollars. As a result, the exposure of our subsidiaries in the Philippines to changes in the Philippine peso/ U.S. dollar exchange rate relates primarily to certain receivables and advances and other assets offset by payroll, pension and local liabilities. To minimize our foreign exchange risk in the Philippines, we selectively hedge our net foreign currency exposure through short-term forward exchange contracts. To date, our hedging activity has been immaterial.

YEAR 2000 ISSUES

    We have been actively engaged in addressing Y2K issues. These issues occur because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

State of Readiness

    To manage our Y2K compliance program, we have divided our efforts into five program areas:

-        Computing systems, including computer hardware and software;

-        Manufacturing equipment;

-        Facilities;

-        External utilities; and

- Supply chain, including equipment/inventory vendors, freight forwarders and other vendors.

    For each of these program areas, we are using a five-step approach:

- Ownership: creating awareness, assigning tasks, providing structured feedback and updates;

-        Inventory: listing items to be assessed for Y2K readiness;

- Initial Assessment: prioritizing the inventoried items and assessing their Y2K readiness, including validation with vendors, and testing where appropriate;

- Risk Assessment: evaluating initial assessments and developing action and contingency plans; and

- Corrective Action Deployment: implementing corrective actions, verifying implementation, finalizing and executing contingency plans.

    We have implemented a process to monitor and maintain our Y2K compliance. As of March 31, 1999, we had completed the Ownership and Inventory steps for all program areas. We provide structured feedback and progress updates to our senior management on an ongoing basis.

    To date, the Initial Assessment and Risk Assessment phases are essentially complete and we have completed significant portions of our corrective action deployments. The remaining items, most of which are presently on-order, should be deployed on schedule, within the second quarter of 1999. The status for each program area is as follows:

- Computing Systems: With a few exceptions, we believe that our technical infrastructure, including servers, communications equipment, personal computers, operating systems and standard software are Y2K compliant. We will replace our older personal computers through the end of 1999 as part of our normal upgrade and expansion plans. We have substantially completed all program steps with respect to our technical infrastructure and software applications, and see no barriers to reaching our second quarter 1999 objective.

- Manufacturing Equipment: We have inventoried all manufacturing equipment and have contacted vendors to ascertain the status of their Y2K compliance. We plan to implement vendor recommended actions for every piece of equipment. Our packaging operations have completed the Risk Assessment and Corrective Action Deployment steps. Our test operations have completed the Initial Assessment and Risk Assessment steps for all equipment and related systems. We have determined that certain test equipment is not Y2K compliant and will require upgrades which are scheduled for the second quarter of 1999. ASI has assessed its wafer fabrication operations and are in the process of supplier negotiations for the required upgrades.

- Facilities: We have completed the assessment phase for all of our factories and significant office facilities. We completed Corrective Action Deployment during the first quarter of 1999. The deployment of remaining upgrades is on-target for the second quarter of 1999.

- External Utilities: We are currently assessing the Y2K readiness of both public and private utilities in Korea and the Philippines. These utilities include electricity, telecommunications, water, sewer, gas and key airports used to transport products and supplies. We are developing contingency plans for all utilities, regardless of their Y2K readiness. The first version of all overseas contingency plans are expected to be completed during the second quarter of 1999.

- Supply Chain: We have completed the inventory and initial assessment of our supply chain, with particular attention to direct material suppliers. All but one critical direct material supplier has been subject to a Y2K compliance audit, and all are part of a continuing review and re-scoring. We are also reviewing the readiness of freight forwarders, equipment manufacturers, local suppliers, banks, and service providers. The initial versions of contingency plans for critical suppliers were completed during the first quarter, and are reviewed and updated periodically. The company is also monitoring the readiness and contingency planning process of its key customers.

    In addition, because ASI is our most significant vendor, we have conducted regular reviews as to the status of their Y2K compliance program. We believe that ASI has a similar Y2K program. Unless discussed otherwise above, we believe that ASI has achieved a similar level of completion and believe that ASI is on target to meet our timing deadlines.

Costs to Address Y2K Issues

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

Risks of Y2K Issues and Contingency Plans

    We continue to assess the Y2K issues relating to our computing systems, manufacturing equipment, facilities and external utilities and our supply chain. Currently, we believe that our largest Y2K risk is that entities beyond our control upon which we are dependent, including external utilities and our supply chain, fail to adequately address their Y2K issues. We have designed our Y2K planning process to mitigate worst-case disruptions which could delay product delivery. We are scheduled to complete our Risk Assessment step during the second quarter of 1999 and will continue to update our contingency plans throughout 1999 as circumstances dictate.

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

                    FACTORS THAT MAY AFFECT OPERATING RESULTS

     In addition to the factors discussed elsewhere in this form 10-Q and in the Company's Report on Form 10-K for the year ended December 31, 1998 and the Company's other reports filed with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

FLUCTUATIONS IN OPERATING RESULTS

     Our operating results have varied significantly from period to period. A variety of factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others, the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors, the short-term nature of its customers' commitments, timing and volume of orders relative to our production capacity, changes in capacity utilization, evolutions in the life cycles of customers' products, rescheduling and cancellation of large orders, rapid erosion of packaging selling prices, availability of manufacturing capacity, allocation of production capacity between our facilities and those of ASI, fluctuations in package and test service charges paid to ASI, changes in costs, availability and delivery times of labor, raw materials and components, effectiveness in managing production processes, fluctuations in manufacturing yields, changes in product mix, product obsolescence, timing of expenditures in anticipation of future orders, availability of financing for expansion, changes in interest expense, the ability to develop and implement new technologies on a timely basis, competitive factors, changes in effective tax rates, the loss of key personnel or the shortage of available skilled workers, international political or economic events, currency and interest rate fluctuations, environmental events, and intellectual property transactions and disputes. Unfavorable changes in any of the above factors may adversely affect our business, financial condition and results of operations. In addition, we increase our level of operating expenses and investment in manufacturing capacity based on anticipated future growth in revenues. If our revenues do not grow as anticipated and the Company is not able to decrease its expenses, our business, financial condition and operating results would be materially and adversely affected.

DECLINING AVERAGE SELLING PRICES--THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

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

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES--WE OPERATE OUR BUSINESS IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is and will continue to be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services, any future downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer industry, could have a material adverse effect on our business. For example, our operating results for 1998 were adversely affected by downturns in the semiconductor market.

DEPENDENCE ON RELATIONSHIP WITH ASI--OUR BUSINESSES ARE CLOSELY RELATED AND FINANCIAL DIFFICULTIES FACED BY ASI MAY AFFECT OUR PERFORMANCE.

         Our business depends on ASI providing semiconductor packaging and test services and wafer fabrication services on a cost effective and timely basis. During the three months ended March 31, 1999, we derived approximately 65% of our packaging and test net revenues from services performed for us by ASI, and 100% of our wafer fabrication net revenues from services performed for us by ASI.

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

         ASI is currently in weak financial condition and has a significant amount of debt relative to its equity. In 1998, the report of ASI's independent auditors on the consolidated financial statements of ASI included explanatory paragraphs regarding: (1) the significant effect of the Korean economy on ASI's operations caused in part by currency volatility in the Asia Pacific region, (2) the filing of an application for reorganization by Anam Engineering and Construction Co., Ltd., a subsidiary of ASI, which is still pending and (3) ASI's participation in a financial restructuring program ASI has negotiated with its creditor financial institutions. This program is known as the "Workout." The Workout became effective in April 1999. The Workout includes significant debt repayment from the proceeds from the sale of K4, reduction of interest rates, extension of debt maturities, further reduction of debt by conversion of debt to equity and a moratorium until December 31, 2003 on ASI's obligations on guarantees of its affiliates' debt. As a result of the Workout, we expect ASI's financial position to improve significantly. The Workout requires a third party foreign investor to commit to invest $150.0 million in equity of ASI during the next four years. We have executed a letter with ASI committing to this equity investment. When we make the first installment of our equity investment in ASI, ASI's financial results will affect our financial results because we will report these results in our financial statements using the equity method of accounting.

         It is not certain whether the Workout will be sufficient to enable ASI to continue to provide services to our company at current levels or to obtain funds for capital expansion. In addition, the Workout requires ASI to meet certain performance thresholds on an ongoing basis. We cannot assure you that ASI will be able to meet its performance thresholds. If ASI does not meet these performance thresholds, the creditor financial institutions have the right to modify or terminate the Workout. In addition, the creditor financial institutions can modify the terms of the Workout upon agreement of creditor financial institutions holding at least 75% of the debt restructured under the Workout. If the creditor financial institutions subsequently terminate the Workout, the creditor financial institutions could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations and pursuing ASI's guarantees of its affiliates' debt. If this were to occur, ASI's and our businesses would be harmed.


POTENTIAL CONFLICTS OF INTEREST WITH ASI--MEMBERS OF THE KIM FAMILY OWN SUBSTANTIAL PORTIONS OF, AND HAVE ACTIVE MANAGEMENT ROLES IN, BOTH OUR COMPANY AND ASI. THIS COULD LEAD TO CONFLICTS OF INTEREST IN OUR BUSINESS DEALINGS WITH ASI.

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

         Following our equity investment in ASI, our company will own a substantial percentage of ASI's outstanding common stock. In addition, the Workout provides for the conversion of a portion of ASI's debt to equity. Both our investment in ASI and the conversion of debt to equity will substantially decrease the Kim family's ownership in ASI. Furthermore, through December 31, 2003, the creditor financial institutions will be entitled to vote the ASI shares owned by Mr. James Kim and his family. Even though the Kim family's ownership of ASI will be reduced and the voting rights in their ASI shares assigned to the creditor financial institutions, we believe that the Kim family will continue to exercise significant influence over our company and ASI and its affiliates.

ABSENCE OF BACKLOG--OUR NET REVENUES IN ANY QUARTER DEPEND ON OUR CUSTOMERS' DEMAND FOR PACKAGING AND TEST SERVICES IN THAT QUARTER, AND WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND DIPS SUDDENLY.

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

CUSTOMER CONCENTRATION--WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

         We depend on a small group of customers for a substantial portion of our net revenues. In 1996, 1997 and 1998, and the three months ended March 31, 1999, we derived 39.2%, 40.1%, 35.3% and 33.3%, respectively, of our net revenues from sales to our five largest packaging and test customers, with 23.5%, 23.4%, 20.6% and 17.5% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998 and the three months ended March 31, 1999, we derived 7.4% and 16.5% of our net revenues, respectively, from wafer fabrication services, and we derived all of these revenues from Texas Instruments, Inc. ("Texas Instruments"). Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS--WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

         We provide packaging and test services through our three factories located in the Philippines. We source additional packaging and test services from four factories located in Korea and owned by ASI, including K4, pursuant to a supply agreement with ASI. We also source wafer fabrication services from a wafer foundry located in Korea and owned by ASI. In addition, many of our customers' operations are located outside the U.S. The following are risks inherent in doing business internationally:

-        regulatory limitations imposed by foreign governments;

-        fluctuations in currency exchange rates;

-        political risks;

- disruptions or delays in shipments caused by customs brokers or government agencies;

- unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

-        difficulties in staffing and managing foreign operations; and

- potentially adverse tax consequences resulting from changes in tax laws.

         In addition to the risks listed above, our operations in Korea and the Philippines are subject to certain country-specific risks described below.

Risks Associated with Our Operations in Korea

         Historically, we have derived a significant percentage of our net revenues from sales of services performed for us by ASI in Korea. Our operations in Korea following the acquisition of K4 and ASI's operations are subject to risks inherent to operating in Korea. While our revenues in Korea will be denominated in U.S. dollars, our labor costs and some of our operating costs will be denominated in won. Substantially all of ASI's revenues and a significant portion of its debt and capital lease obligations are denominated in U.S. dollars, while its labor and some operating costs are denominated in won. Fluctuations in the foreign exchange rate will affect both our company's and ASI's financial results. When we make the first installment of our equity investment in ASI and report ASI's results in our financial statements using the equity method of accounting, our financial results will be further affected by foreign exchange fluctuations.

         Beginning in late 1997 and continuing into 1998, Korea experienced severe economic instability as well as devaluation of the Korean won relative to the U.S. dollar. The exchange rate as of December 31, 1996 was W884 to $1.00 as compared to W1,415 to $1.00 as of December 31, 1997 and W1,207 to $1.00 as of December 31, 1998. The depreciation of the won relative to the U.S. dollar has increased the cost of importing goods and services into Korea. In addition, the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. These developments in turn led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts. As a result of these difficulties, financial institutions in Korea have limited their lending in particular to highly leveraged companies. Future economic instability in Korea could have a material adverse effect on our company's and ASI's business and financial condition.

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

         Because the functional currency of our operations in the Philippines is the U.S. dollar, we have recently benefited from cost reductions relating to peso-denominated expenditures, primarily payroll costs. We believe that any future devaluations of the Philippine peso will eventually lead to inflation in the Philippines, which could offset any savings achieved to date.

RISKS ASSOCIATED WITH OUR ACQUISITION OF K4--THE ACQUISITION OF K4 REPRESENTS A MAJOR COMMITMENT OF OUR CAPITAL AND MANAGEMENT RESOURCES.

         Our acquisition of K4 will require our management to devote a significant portion of its resources to the maintenance and operation of a factory in Korea. We do not have experience in owning and operating a business in Korea. It may take time for us to learn how to comply with relevant Korean regulations, including tax, environmental and employee laws. During the transition period in which we will integrate K4 into our company, our management may not have adequate time and attention to devote to other aspects of our business, and those parts of our business could suffer. In addition, we will rely on ASI to provide us with financial, human resources and other administrative services pursuant to a transition services agreement. If ASI terminates this agreement or fails to provide us with the services we require to operate K4, our ability to operate K4 profitably could be adversely affected.

         We plan to retain and integrate up to 1,700 Korean employees currently working at K4 into our workforce, and we may face cultural difficulties until we learn how to interact with these new employees. If our K4 employees become dissatisfied working for a U.S. company, they may leave us. If we cannot find new employees to replace departing ones, our K4 operations could suffer.

MANAGEMENT OF GROWTH--WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR EXPANSION PLANS.
         We have experienced, and may continue to experience, growth in the scope and complexity of our operations and in the number of our employees. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions may result in inefficiencies as we integrate new operations and manage geographically diverse operations.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS--OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

         Our wafer fabrication business, which commenced operations in January 1998, depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments (the "Texas Instruments Manufacturing and Purchasing Agreement") requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer foundry, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. Texas Instruments' orders in the first half of 1998 were below required minimum purchase commitments due to market conditions and issues encountered by Texas Instruments in the transition of its products to new technology. We cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed.

         Texas Instruments has transferred certain of its complementary metal oxide silicon ("CMOS") process technology to ASI, and ASI is dependent upon Texas Instruments' assistance for developing other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments (the "Texas Instruments Technology Agreements") only cover .25 micron and .18 micron CMOS process technology. Texas Instruments has not granted ASI a license under Texas Instruments' patents to manufacture semiconductor wafers for third parties. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company's and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS--OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT ADVERSELY CHANGES.

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

RAPID TECHNOLOGICAL CHANGE--OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

         The complexity and breadth of both semiconductor packaging and test services and wafer fabrication are rapidly changing. As a result, we expect that we will need to offer more advanced package designs and new wafer fabrication technology in order to respond to competitive industry conditions and customer requirements. Our success depends upon the ability of our company and ASI to develop and implement new manufacturing process and package design technologies. The need to develop and maintain advanced packaging and wafer fabrication capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types or advanced wafer designs that could adversely affect our ability to meet customer orders.

         Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design and wafer fabrication technology or obtain access to advanced package designs and wafer fabrication technology developed by others, our business could suffer.

COMPETITION--WE MUST COMPETE AGAINST LARGE AND ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST SEGMENT AND THE WAFER FABRICATION BUSINESS.

         The independent semiconductor packaging and test market is very competitive. This sector is comprised of approximately 40 companies, and approximately 15 of these had sales of $100 million or more in 1998. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

ENVIRONMENTAL REGULATIONS--FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON THE MANUFACTURING OPERATIONS OF OUR COMPANY OR ASI.

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

PROTECTION OF INTELLECTUAL PROPERTY--WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

         We currently hold 43 U.S. patents, and we also have 89 pending patents. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. However, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

         In addition, Texas Instruments has granted ASI very limited licenses under the Texas Instruments Technology Agreements, including a license under Texas Instruments' trade secret rights to use Texas Instruments' technology in connection with ASI's provision of wafer fabrication services. However, Texas Instruments has not granted ASI a license under Texas Instruments' patents to manufacture semiconductor wafers for third parties. Furthermore, Texas Instruments has reserved the right to bring infringement claims against customers of our company or customers of ASI with respect to semiconductor wafers purchased from our company or ASI. Such customers and others could in turn subject our company or ASI to litigation in connection with the sale of semiconductor wafers produced by ASI.

CONTINUED CONTROL BY EXISTING STOCKHOLDERS -- MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN DETERMINE THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock. Mr. James Kim's family, acting together, will therefore effectively control all matters submitted for approval by our stockholders. These matters could include:

o    the election of all of the members of our Board of Directors;

o    proxy contests;

o approvals of transactions between our company and ASI or other entities in which Mr. James Kim and members of his family have an interest;

o    mergers involving our company;

o    tender offers; and

o    open market purchase programs or other purchases of our common stock.

     See "Principal Stockholders" for additional information concerning ownership of our common stock.

YEAR 2000 COMPLIANCE--OUR BUSINESS MAY SUFFER IF OUR YEAR 2000 ("Y2K") COMPLIANCE PROGRAM FAILS TO RESOLVE ALL Y2K ISSUES.

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

         For information about the current status of our Y2K readiness and potential costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

ENFORCEABILITY OF JUDGMENTS IN FOREIGN JURISDICTIONS

     Since a large portion of our assets are located outside the U.S., any judgments obtained in the U.S. against us, including judgments with respect to the payment of principal, premium, interest, offer price, redemption price or other amounts payable under the Senior Notes Indenture or the Senior Subordinated Notes Indenture, may be not collectible within the U.S. If holders of Senior Notes or holders of Senior Subordinated Notes intend to enforce a judgment obtained in the U.S. against our company's assets located outside the U.S., they may be subject to additional procedures which would not be required for enforcement of such judgment in the U.S.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative disclosures in 1999. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b) and (c)

On May 13, 1999, we issued $425.0 million of principal of 9-1/4% Senior Notes due 2006 (the "Senior Notes") and $200.0 million of principal of 10-1/2% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") to a group of initial purchasers led by S.G. Cowen & Company, BT Alex. Brown, NationsBanc Montgomery Securities LLC, BancBoston Robertson Stephens and Prudential Securities. The Senior Notes and Senior Subordinated Notes were issued in reliance on Rule 144A promulgated under the Securities Act of 1933, as amended. Both the Senior Notes and the Senior Subordinated Notes are senior in right of payment to the Company's Common Stock and 5-3/4% Convertible Subordinated Notes due 2003 (the "Convertible Notes"). In the event that we fail to pay the principal of or interest on the Senior Notes or the Senior Subordinated Notes, we may not be permitted to pay interest or principal on the Convertible Notes. In the event that we shall default in a non-payment obligation under the Senior Notes or the Senior Subordinated Notes, the holders of the Senior Notes or the Senior Subordinated Notes may have the right to block payments of principal or interest under the Convertible Notes for a period of time. In addition, the Senior Notes and the Senior Subordinated Notes restrict our ability to pay dividends on our Common Stock, repurchase Common Stock and redeem the Subordinated Notes.

(d)  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

4.1               Indenture dated as of May 13, 1999 and form of Senior Note.
4.2               Indenture dated as of May 13, 1999 and form of Senior
                  Subordinated Note.
10.1 Purchase Agreement between Amkor Technology Inc. and certain initial purchasers named therein, dated May 6, 1999.
10.2              Senior Notes Registration Rights Agreement, dated as of
                  May 6, 1999.
10.3 Senior Subordinated Notes Registration Rights Agreement, dated as of May 6, 1999.
27.1              Financial Data Schedule.

------------

(b) We filed the following reports on form 8-K during the quarter ended March 31, 1999:

        Pursuant to a report dated and filed on January 20, 1999, we filed a press release issued on January 20, 1999 announcing an agreement with Anam Semiconductor, Inc. to acquire Anam's K4 semiconductor packaging and test facility located in Kwangju, Korea.

        Pursuant to a report dated January 28, 1999 and filed on February 2, 1999, we filed a press release issued on January 28, 1999 announcing that our Board of Directors named John B. Neff a director of our company.

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

                                    Amkor Technology, Inc.
                                        (Registrant)

SIGNATURE                                                 TITLE                                             DATE
---------                                                 -----                                             ----
          /s/ Frank J. Marcucci                   Chief Financial Officer and Secretary (Principal       May 14, 1999
-------------------------------------             Financial, Chief Accounting Officer and Duly
            Frank J. Marcucci                     Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
4.1               Indenture dated as of May 13, 1999 and form of Senior Note.
4.2               Indenture dated as of May 13, 1999 and form of Senior
                  Subordinated Note.
10.1              Purchase Agreement between Amkor Technology Inc. and certain initial purchasers named therein, dated May 6, 1999.
10.2              Senior Notes Registration Rights Agreement, dated as of
                  May 6, 1999.
10.3              Senior Subordinated Notes Registration Rights Agreement, dated as of May 6, 1999.
27.1              Financial Data Schedule.