Form 10-K405/A
period 1998-12-31
AMKOR TECHNOLOGY INC
filed 1999-05-20
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

        Securities registered pursuant to Section 12(b) of the Act: None
      Common Stock, $0.001 par value, traded on the Nasdaq National Market
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                 5 3/4 % Convertible Subordinated Notes due 2003

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

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

(c) EXHIBITS

     2.1     Asset Purchase Agreement between Amkor Technology Inc. and
             Anam Semiconductor, Inc., dated December 30, 1998.***
     3.1     Certificate of Incorporation.*
     3.2     Certificate of Correction to Certificate of Incorporation.**
     3.3     Restated Bylaws.**
     4.1     Specimen Common Stock Certificate.*
     4.2     Form of Indenture.*
    10.1     Form of Indemnification Agreement for directors and officers.*
    10.2     1998 Stock Plan and form of agreement thereunder.*
    10.3     Receivables Purchase Agreement between Amkor Electronics,
             Inc. and Amkor Receivables Corp., dated June 20, 1997.*
    10.4     Form of Tax Indemnification Agreement between Amkor
             Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.*
    10.8     Commercial Office Lease between Chandler Corporate Center
             Phase II, G.P. and Amkor Electronics, Inc., dated September
             6, 1993.*
    10.9     Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.*
    10.10    Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.*
    10.11 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.*
    10.12 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.*
    10.13    Lease Contract between AAP Realty Corporation and Amkor/Anam
             Advanced Packaging, Inc., dated November 6, 1996.*
    10.14    Immunity Agreement between Amkor Electronics, Inc. and
             Motorola, Inc., dated June 30, 1993.+*
    10.15    Assembly Agreement between Amkor Electronics, Inc. and Intel
             Corporation, dated July 17, 1991.+*
    10.16 1998 Director Option Plan and form of agreement thereunder.*
    10.17    1998 Employee Stock Purchase Plan.*
    10.18    Amendment No. 1 dated December 31, 1998 to the Receivables
             Purchase Agreement between Amkor Electronics, Inc. and Amkor
             Receivables Corp., dated June 20, 1997.***
    10.19    Packaging and Test Services Agreement by and among Amkor
             Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
             Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
             1, 1998.*
    10.20    Foundry Services Agreement by and among Amkor Electronics,
             Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA dated as of January 1, 1998.*

    10.21    Amendment to Technical Assistance Agreement dated as of
             September 29, 1997 between Texas Instruments Incorporated and Anam Industrial Co., Ltd. and related portions of Technical Assistance Agreement dated as of January 28,
             1997.+*
    10.22    Manufacturing and Purchase Agreement between Texas
             Instruments Incorporated, Anam Industrial Co., Ltd. and
             Amkor Electronics, Inc., dated as of January 1, 1998.+*
    10.23    1998 Stock Option Plan for French Employees.*
    10.24    Loan Agreement between Amkor Electronics, Inc. and John
             Boruch dated January 30, 1998.***
    10.25    Shareholders Agreement, dated April 10, 1998, by and among
             Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
             International Investment Co. Ltd., Chinfon Semiconductor &
             Technology Co., Ltd., Taiwan Semiconductor Manufacturing
             Company Ltd., and Acer Incorporated.
    10.26 Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
             Co., Ltd.+
    21.1     List of Subsidiaries of the Registrant.***
    23.1     Consent of Arthur Andersen LLP.***
    23.2     Consent of Samil Accounting Corporation.***
    23.3     Consent of Chong Un & Company.***
    23.4     Consent of SyCip Gorres Velayo & Co.***
    23.5     Consent of Siana Carr & O'Connor, LLP.***
    27.1     Financial Data Schedule.***
    99.1     Translation of the Principle Terms of the ASI Workout.***

---------------
  * Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

 ** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed August 26, 1998, as amended (File No. 333-49645).

*** Incorporated by reference to the Company's Annual Report on Form 10-K filed
    March 31, 1999, as amended.

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

                             Date:  May 20, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               NAME                              TITLE                            DATE
-------------------------------     ----------------------------              -------------

                *                    Chief Executive Officer and              May 20, 1999
-------------------------------      Chairman
James J. Kim

                *                    President and Director                   May 20, 1999
-------------------------------
John N. Boruch

/s/ Frank J. Marcucci               Chief Financial Officer                   May 20, 1999
-------------------------------     (Principal Financial and
Frank J. Marcucci                   Accounting Officer)

                *                   Director                                  May 20, 1999
-------------------------------
Winston J. Churchill

                *                   Director                                  May 20, 1999
-------------------------------
Robert E. Denham

                *                   Director                                  May 20, 1999
-------------------------------
Thomas D. George

                *                   Director                                  May 20, 1999
-------------------------------
Gregory K. Hinckley

                *                   Director                                  May 20, 1999
-------------------------------
John B. Neff

*  BY:   /S/ FRANK J. MARCUCCI
        ----------------------------------------
        FRANK J. MARCUCCI,
        ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

     2.1     Asset Purchase Agreement between Amkor Technology Inc. and
             Anam Semiconductor, Inc., dated December 30, 1998.***
     3.1     Certificate of Incorporation.*
     3.2     Certificate of Correction to Certificate of
             Incorporation.**
     3.3     Restated Bylaws.**
     4.1     Specimen Common Stock Certificate.*
     4.2     Form of Indenture.*
    10.1 Form of Indemnification Agreement for directors and officers.*
    10.2     1998 Stock Plan and form of agreement thereunder.*
    10.3     Receivables Purchase Agreement between Amkor Electronics,
             Inc. and Amkor Receivables Corp., dated June 20, 1997.*
    10.4     Form of Tax Indemnification Agreement between Amkor
             Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.*
    10.8     Commercial Office Lease between Chandler Corporate Center
             Phase II, G.P. and Amkor Electronics, Inc., dated September
             6, 1993.*
    10.9     Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.*
    10.10    Commercial Office Lease between the 12/31/87 Trusts of Susan
             Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.*
    10.11 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.*
    10.12 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.*
    10.13    Lease Contract between AAP Realty Corporation and Amkor/Anam
             Advanced Packaging, Inc., dated November 6, 1996.*
    10.14    Immunity Agreement between Amkor Electronics, Inc. and
             Motorola, Inc., dated June 30, 1993.+*
    10.15    Assembly Agreement between Amkor Electronics, Inc. and Intel
             Corporation, dated July 17, 1991.+*
    10.16 1998 Director Option Plan and form of agreement thereunder.*
    10.17    1998 Employee Stock Purchase Plan.*
    10.18    Amendment No. 1 dated December 31, 1998 to the Receivables
             Purchase Agreement between Amkor Electronics, Inc. and Amkor
             Receivables Corp., dated June 20, 1997.***
    10.19    Packaging and Test Services Agreement by and among Amkor
             Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
             Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
             1, 1998.*
    10.20    Foundry Services Agreement by and among Amkor Electronics,
             Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA dated as of January 1, 1998.*

    10.21    Amendment to Technical Assistance Agreement dated as of
             September 29, 1997 between Texas Instruments Incorporated and Anam Industrial Co., Ltd. and related portions of Technical Assistance Agreement dated as of January 28,
             1997.+*
    10.22    Manufacturing and Purchase Agreement between Texas
             Instruments Incorporated, Anam Industrial Co., Ltd. and
             Amkor Electronics, Inc., dated as of January 1, 1998.+*
    10.23    1998 Stock Option Plan for French Employees.*
    10.24    Loan Agreement between Amkor Electronics, Inc. and John
             Boruch dated January 30, 1998.***
    10.25    Shareholders Agreement, dated April 10, 1998, by and among
             Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
             International Investment Co. Ltd., Chinfon Semiconductor &
             Technology Co., Ltd., Taiwan Semiconductor Manufacturing
             Company Ltd., and Acer Incorporated.
    10.26 Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
             Co., Ltd.+
    21.1     List of Subsidiaries of the Registrant.***
    23.1     Consent of Arthur Andersen LLP.***
    23.2     Consent of Samil Accounting Corporation.***
    23.3     Consent of Chong Un & Company.***
    23.4     Consent of SyCip Gorres Velayo & Co.***
    23.5     Consent of Siana Carr & O'Connor, LLP.***
    27.1     Financial Data Schedule.***
    99.1     Translation of the Principle Terms of the ASI Workout.***

---------------
  * Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

 ** Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed August 26, 1998, as amended (File No. 333-49645).

*** Incorporated by reference to the Company's Annual Report on Form 10-K filed
    March 31, 1999, as amended.

  + Confidential Treatment requested as to certain portions of this exhibit.