Form 10-Q
period 1999-06-30
AMKOR TECHNOLOGY INC
filed 1999-08-16
CIK 1047127

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

                  For the quarterly period ended June 30, 1999

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

Yes  [ X ]        No [   ]


         The number of outstanding shares of the registrant's Common Stock as of August 11, 1999 was 118,259,129.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,    JUNE 30,
                                                            1998           1999
                                                        -----------     -----------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................   $   227,587    $   107,553
  Short-term investments ............................         1,000        119,464
  Accounts receivable --
     Trade, net of allowance for doubtful
       accounts of  $5,952 ..........................       109,243        163,876
     Due from affiliates ............................        25,990          4,417
     Other ..........................................         5,900         60,742
  Inventories .......................................        85,628         74,272
  Other current assets...............................        16,687         15,896
                                                        -----------    -----------
          Total current assets ......................       472,035        546,220
                                                        -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net ..................       416,111        749,025
                                                        -----------    -----------
INVESTMENTS .........................................        25,476         24,560
                                                        -----------    -----------
OTHER ASSETS:
  Due from affiliates ...............................        28,885         39,857
  Intangible assets .................................        26,158        304,435
  Other .............................................        32,932         61,413
                                                        -----------    -----------
          Total other assets ........................
                                                             89,975        405,705
                                                        -----------    -----------
          Total assets ..............................   $ 1,003,597    $ 1,725,510
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft ....................................   $    13,429    $     8,818
  Short-term borrowings and current portion of
     long-term debt .................................        38,657         25,724
  Trade accounts payable ............................        96,948        115,547
  Due to affiliates .................................        15,722
                                                                            95,623
  Accrued expenses ..................................        77,004         69,307
  Accrued income taxes ..............................        38,892         29,146
                                                        -----------    -----------
          Total current liabilities .................       280,652        344,165
                                                        -----------    -----------

LONG-TERM DEBT ......................................        14,846         10,572
                                                        -----------    -----------
SENIOR AND SENIOR SUBORDINATED NOTES ................          --          625,000
                                                        -----------    -----------
CONVERTIBLE DEBT ....................................       207,000        207,000
                                                        -----------    -----------
OTHER NONCURRENT LIABILITIES ........................        10,738         16,642
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES .......................
STOCKHOLDERS' EQUITY:
  Common stock ......................................           118            118
  Additional paid-in capital ........................       381,061        382,609
  Retained earnings .................................       109,738        140,183
  Accumulated other comprehensive income ............          (556)          (779)
                                                        -----------    -----------
          Total stockholders' equity ................       490,361        522,131
                                                        -----------    -----------
          Total liabilities and stockholders' equity    $ 1,003,597    $ 1,725,510
                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                           1998          1999
                                                        -----------  -----------
                                                        (UNAUDITED)  (UNAUDITED)
NET REVENUES .......................................     $756,457       $869,882
COST OF REVENUES -- including
   purchases from ASI ..............................      627,162        740,544
                                                         --------        -------

GROSS PROFIT .......................................      129,295        129,338
                                                         --------       --------
OPERATING EXPENSES:
  Selling, general and administrative ..............       57,654         65,123
  Research and development .........................        3,995          5,094
                                                         --------       --------
     Total operating expenses ......................       61,649         70,217
                                                         --------       --------

OPERATING INCOME ...................................       67,646         59,121
                                                         --------       --------
OTHER (INCOME) EXPENSE:
  Interest expense, net ............................       14,397         12,434
  Foreign currency (gain) loss .....................        3,703            404
  Other expense, net ...............................        5,897          3,628
                                                         --------       --------
     Total other expense ...........................       23,997         16,466
                                                         --------       --------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST ............................       43,649         42,655
PROVISION FOR INCOME TAXES .........................        8,159         12,210
MINORITY INTEREST ..................................          559           --
                                                         --------       --------
NET INCOME .........................................     $ 34,931       $ 30,445
                                                         ========       ========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes
     and minority interest .........................     $ 43,649
  Pro forma provision for income taxes .............       12,659
                                                         --------
  Pro forma income before minority Interest ........       30,990
  Historical minority interest .....................          559
                                                         --------
  Pro forma net  income ............................     $ 30,431
                                                         ========
PER SHARE DATA:
  Basic net  income per common share ...............     $    .37       $    .26
                                                         ========       ========
  Diluted net income per common share ..............     $    .36       $    .26
                                                         ========       ========
  Basic pro forma net income
     per common share ..............................     $    .32
                                                         ========
  Diluted pro forma net income
     per common share ..............................     $    .32
                                                         ========

Shares used in computing basic net income
per common share ...................................       94,323        117,995
                                                         ========       ========
Shares used in computing diluted net income
per common share ...................................       99,519        118,289
                                                         ========       ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE THREE MONTHS
                                                              ENDED JUNE 30,
                                                           1998          1999
                                                        ----------    ---------
                                                        (UNAUDITED)  (UNAUDITED)
NET REVENUES ......................................     $ 384,724      $ 449,925
COST OF REVENUES -- including
   purchases from ASI .............................       317,106        383,162
                                                        ---------      ---------
GROSS PROFIT ......................................        67,618         66,763
                                                        ---------      ---------
OPERATING EXPENSES:
  Selling, general and administrative .............        28,939         35,017
  Research and development ........................         1,938          2,843
                                                        ---------      ---------
     Total operating expenses .....................        30,877         37,860
                                                        ---------      ---------
OPERATING INCOME ..................................        36,741         28,903
                                                        ---------      ---------
OTHER (INCOME) EXPENSE:
  Interest expense, net ...........................         4,875         10,799
  Foreign currency (gain) loss ....................           956             98
  Other expense, net ..............................         1,808          2,006
                                                        ---------      ---------
     Total other expense ..........................         7,639         12,903
                                                        ---------      ---------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST ...........................        29,102         16,000
PROVISION FOR INCOME TAXES ........................         3,109          4,480
MINORITY INTEREST .................................          (126)          --
                                                        ---------      ---------
NET INCOME ........................................     $  26,119      $  11,520
                                                        =========      =========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes
     and minority interest ........................     $  29,102
  Pro forma provision for income taxes ............         8,437
                                                        ---------
  Pro forma income before minority
     Interest .....................................        20,665
  Historical minority interest ....................          (126)
                                                        ---------
  Pro forma net  income ...........................     $  20,791
                                                        =========
PER SHARE DATA:
  Basic net  income
     per common share .............................     $     .25      $     .10
                                                        =========      =========
  Diluted net income
     per common share .............................     $     .23      $     .10
                                                        =========      =========
  Basic pro forma net income
     per common share .............................     $     .20
                                                        =========
  Diluted pro forma net income
     per common share .............................     $     .19
                                                        =========

Shares used in computing basic net income
per common share ..................................       106,035        118,131
                                                        =========      =========
Shares used in computing diluted net income
per common share ..................................       116,428        118,396
                                                        =========      =========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         FOR THE SIX MONTHS
                                                                                                             ENDED JUNE 30,
                                                                                                        1998                1999
                                                                                                     -----------         -----------
                                                                                                     (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................           $  34,931            $  30,445
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization ........................................................              56,026               72,989
    Amortization of deferred debt issuance costs .........................................                 295                1,369
    Provision for accounts receivable ....................................................               1,359                 --
    Provision for excess and obsolete inventory ..........................................               7,200                3,573
    Deferred income taxes ................................................................               3,357                8,069
    Equity (gain) loss of investees ......................................................                --                    720
    Loss on sale of fixed assets and investments .........................................               1,307                  864
    Minority interest ....................................................................                 559                 --
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable ..................................................................               1,933              (54,633)
    Proceeds from sale/(repurchase of) accounts
      receivable .........................................................................             (12,900)              (2,700)
    Other receivables ....................................................................                (796)             (54,842)
    Inventories ..........................................................................              15,626                7,272
    Due to/(from) affiliates, net ........................................................             (34,192)              90,502
    Other current assets .................................................................               5,638                 (365)
    Other non-current assets .............................................................              (2,689)             (10,597)
    Accounts payable .....................................................................             (13,874)              21,299
    Accrued expenses .....................................................................              43,731               (6,597)
    Accrued taxes ........................................................................                 988               (9,746)
    Other noncurrent liabilities .........................................................                 242               (4,895)
                                                                                                     ---------            ---------
         Net cash provided by operating activities .......................................             108,741               92,727
                                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment ...........................................             (51,926)            (105,400)
    Acquisition of K4 ....................................................................                --               (575,000)
    Acquisition of minority interest in AAP ..............................................             (33,750)                --
    Acquisition of AKI ...................................................................              (3,244)                --
    Sale of property, plant and equipment ................................................                  75                 --
    Proceeds from sale / (purchase) of investments .......................................                (178)            (118,491)
                                                                                                     ---------            ---------
        Net cash used in investing activities ............................................             (89,023)            (798,891)
                                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term
    borrowings ...........................................................................            (177,896)             (12,702)
  Net proceeds from issuance of 35,250,000 common shares in public
     offering, net .......................................................................             360,689                 --
  Proceeds from issuance of stock through ESPP ...........................................                --                  1,548
  Proceeds from issuance of Anam USA, Inc. debt ..........................................             522,116                 --
  Payments of Anam USA, Inc. debt ........................................................            (658,029)                --
  Net proceeds from issuance of long-term debt ...........................................             203,298              604,714
  Payments of long-term debt .............................................................            (157,252)              (7,430)
  Distributions to stockholders ..........................................................             (33,100)                   0
                                                                                                     ---------            ---------
        Net cash provided by financing activities ........................................              59,826              586,130
                                                                                                     ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS ....................................              79,544             (120,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................              90,917              227,587
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................           $ 170,461            $ 107,553
                                                                                                     =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest .............................................................................           $  18,353            $   8,470
    Income taxes .........................................................................           $   4,013            $  13,568

        The accompanying notes are an integral part of these statements.

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



1.    INTERIM FINANCIAL STATEMENTS

The consolidated financial statements and related disclosures as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the Company's latest annual report as of December 31, 1998 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.    RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current presentation.


3.    ACQUISITION

         On May 17, 1999, the Company purchased certain assets and liabilities of Anam Semiconductor Inc.'s ("ASI") packaging and test business located in Kwangju, Korea ("K4"), excluding cash and cash equivalents, notes and accounts receivables , intercompany accounts and existing claims against third parties. The purchase price for K4 was $575,000 in cash plus the assumption of $6,939 of employee benefit liabilities. The acquisition was accounted for as a purchase. Accordingly, based on preliminary appraisals, the results of K4 have been included in the accompanying consolidated financial statements since the date of acquisition, and goodwill of $283,650 was recorded as of the date of acquisition and will be amortized on a straight line basis over a 10 year period. Goodwill, net of amortization, is included in intangible assets in the Company's consolidated balance sheets at June 30, 1999. In addition, as of June 30, 1999, the Company has not recorded any charge for purchased research and development related to the acquisition of K4. Subject to the completion of our appraisal, a portion of the purchase price may be accounted for as purchased research and development costs, which would result in a corresponding reduction to goodwill and charge to earnings.

     This acquisition was financed through a private placement completed by the Company in May 1999 which raised $604,714, net of debt issuance costs of $20,286, through the issuance of $425,000 of senior notes and $200,000 in senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in May 2009 and have a coupon rate of 10.50%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company had approximately $29,714 of proceeds remaining for working capital. The debt issuance costs have been deferred and are included, net of amortization, in other non-current assets in the Company's consolidated balance sheets at June 30, 1999. These deferred costs are amortized over the life of the related notes.

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

     The following table displays unaudited pro forma consolidated results of operations as though K4 had been acquired as of the beginning of the periods presented:

                                                               THREE MONTHS                             SIX MONTHS
                                                                ENDED JUNE 30,                          ENDED JUNE 30,
                                                           1998                1999                  1998                1999
Net revenues ...................................     $   390,215          $   458,874          $   763,425          $   881,668
Net income .....................................          12,749                5,890                8,011               16,114
Pro forma net income ...........................           7,421                                     3,511
Basic net income per common share ..............             .12                  .05                  .08                  .14
Diluted net income per common share ............             .12          $       .05                  .08          $       .14

Basic pro forma net income per common share ....             .07                                       .04
Diluted pro forma net income per common
share ..........................................     $       .07                               $       .04

     The pro forma results include adjustments for goodwill amortization, depreciation, interest expense on debt issued to finance the purchase of K4, and income taxes. The pro forma results are not necessarily indicative of the results the Company would actually have achieved if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

     In connection with the acquisition of K4, the Company has entered into a transition services agreement with ASI. Pursuant to this agreement, ASI will continue to provide many of the same non-manufacturing related services to K4 that it provided prior to the acquisition, including transportation and shipping, human resources, and accounting and general administrative services. In addition, the Company has also entered into an intellectual property license agreement with ASI that was effective upon the closing of the acquisition.

     To encourage the investment in K4, the Korean government has granted a tax holiday on K4's operations which expires in 2009. Accordingly, the Company's effective tax rate decreased to 28% in the second quarter of 1999 reflecting the impact of this tax incentive, and is expected to decrease to approximately 25 % in the third and fourth quarters of 1999.


4.    RISKS AND UNCERTAINTIES

         The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with Anam Semiconductor, Inc. ("ASI") (see Note 8), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations, fluctuations in quarterly operating results and results of ASI on an equity basis, assuming we make the $150,000 investment in ASI (see Note 12).


5.    CONCENTRATIONS OF CREDIT RISK

Financial instruments, for which the Company is subject to credit risk, consist principally of accounts receivable, cash and cash equivalents and short-term investments. With respect to accounts receivable, the Company has mitigated its credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers.

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

During 1999, the Company has invested in high grade municipal bonds, commercial loans and preferred stocks. A portion of these investments are in securities that have underlying maturity dates of less than three months and accordingly have been classified as cash and cash equivalents, maturity dates in excess of three months and accordingly have been classified as short-term investments for trading purposes ("Trading Securities"). As of June 30, 1999, the Company held approximately $119,500 in Trading Securities. These investments are carried at fair market value based on market quotes and recent offerings of similar securities.

The Company has mitigated its credit risk with respect to cash and cash equivalents, as well as Trading Securities, through diversification of its portfolio of holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, and high grade municipal bonds, commercial loans and preferred stocks. At December 31, 1998 and June 30, 1999, the Company maintained approximately $35,000 and $154,000, respectively, in high grade municipal bonds, commercial loans and preferred stocks, with the largest individual investment balance of approximately $10,000 and $14,000, respectively.

In addition, at December 31, 1998 and June 30, 1999, the Company maintained approximately $29,303 and $16,106, respectively, in deposits and certificates of deposits at foreign owned banks and $4,406 and $53,123, respectively, in deposits at U.S. banks which exceeded federally insured limits, of which, $44,700 was maintained in one bank at June 30, 1999.


6.    OTHER ACCOUNTS RECEIVABLE

         In connection with the acquisition of K4 (See Note 3), the Company was required to pay ASI a refundable value added tax ("VAT") of 10% which, in turn, ASI was required to pay to the Korean Government. At closing, the Company paid ASI $575,000 which represented $517,500 of the purchase price and $57,500 for the VAT. Accordingly, the Company recorded a VAT receivable of $57,500, which is included in other accounts receivable in the Company's consolidated balance sheets at June 30, 1999. In addition, the Company recorded $57,500 due to ASI, which is included in due to affiliates in the Company's consolidated balance sheets at June 30, 1999. During July 1999, the Company collected the aforementioned VAT receivable from the Korean government and paid the balance due to ASI for the acquisition.


7.    INVENTORIES

    Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                                 DECEMBER 31,         JUNE  30,
                                                    1998              1999
                                                 ------------      ------------
                                                                   (unaudited)
 Raw materials and purchased components......    $    77,351       $     64,970
 Work-in-process.............................          8,277              9,302
                                                ------------      -------------
                                                 $    85,628       $     74,272
                                                ============      =============

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

8.    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:


                                                 DECEMBER 31,    JUNE 30,
                                                   1998           1999
                                                 -----------    -----------
                                                                (unaudited)

Land......................................         $  2,346   $      47,578
Building and improvements.................          142,252         252,629
Machinery and equipment...................          534,314         724,169
Furniture, fixtures and other equipment...           40,502          48,062
Construction in progress..................            8,282          52,339
                                                  ---------     -----------
                                                    727,696       1,124,777
Less -- Accumulated depreciation
  and amortization........................          311,585         375,752
                                                  ---------     -----------
                                                  $ 416,111     $   749,025
                                                  =========     ===========

9.    DUE TO AFFILIATES

         At June 30, 1999, the due to affiliates balance reflected on the Company's consolidated balance sheets includes $57,500 due to ASI for the unpaid balance of the K4 acquisition price (See Notes 3 and 6) and approximately $28,500 due to Anam USA Inc. ("AUSA"), ASI's wholly owned financing subsidiary, for ASI's monthly processing charges for the packaging, test, and wafer fabrication services provided in the normal course of business.


10.    EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The impact of the convertible notes is anti-dilutive in nature during the three-month and six-month periods ended June 30, 1999, and accordingly, has been excluded from the computation of diluted EPS. The following table presents a reconciliation of the Company's basic and diluted earnings, weighted average shares and per share amounts for the three months and six months ended June 30, 1999 and 1998:

                                                                    Weighted
                                                Earnings          Avg.  Shares       Per Share
                                               (Numerator)        (Denominator)       Amount
Earnings Per Share - Three Months
     Ended June 30, 1999
         Basic earnings per share ..          $    11,520          118,130,521          $   0.10
         Impact of Convertible Notes                 --                   --
         Dilutive effect of options                  --                265,483
                                              -----------          -----------          --------
         Diluted earnings per share           $    11,520          118,396,004          $   0.10
                                              ===========          ===========          ========


                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                    Weighted
                                                                             Earnings              Avg.  Shares           Per Share
                                                                            (Numerator)           (Denominator)             Amount
Earnings Per Share - Three Months
     Ended June 30, 1998
         Basic earnings per share ..........................               $    26,119               106,035,000           $   0.25
         Impact of Convertible Notes .......................                     1,193                10,392,593
         Dilutive effect of options ........................                      --                        --
                                                                           -----------               -----------           --------
         Diluted earnings per share ........................               $    27,312               116,427,593           $   0.23
                                                                           ===========               ===========           ========

Pro forma Earnings Per Share - Three Months
     Ended June 30, 1998
         Basic pro forma earnings per share ................               $    20,791               106,035,000           $   0.20
         Impact of Convertible Notes .......................                     1,193                10,392,593
         Dilutive effect of options ........................                      --                        --
                                                                           -----------               -----------           --------
         Diluted pro forma earnings per share ..............               $    21,984               116,427,593           $   0.19
                                                                           ===========               ===========           ========

Earnings Per Share - Six Months
     Ended June 30, 1999
         Basic earnings per share ..........................               $    30,445               117,995,260           $   0.26
         Impact of Convertible Notes .......................                      --                        --
         Dilutive effect of options ........................                      --                     293,954
                                                                           -----------               -----------           --------
         Diluted earnings per share ........................               $    30,445               118,289,214           $   0.26
                                                                           ===========               ===========           ========

Earnings Per Share - Six Months
     Ended June 30, 1998
         Basic earnings per share ..........................               $    34,931                94,322,500           $   0.37
         Impact of Convertible Notes .......................                     1,193                 5,196,296
         Dilutive effect of options ........................                      --                        --
                                                                           -----------               -----------           --------
         Diluted earnings per share ........................               $    36,124                99,518,796           $   0.36
                                                                           ===========               ===========           ========

Pro forma Earnings Per Share - Six Months
     Ended June 30, 1998
         Basic pro forma earnings per share ................               $    30,431                94,322,500           $   0.32
         Impact of Convertible Notes .......................                     1,193                 5,196,296
         Dilutive effect of options ........................                      --                        --
                                                                           -----------               -----------           --------
         Diluted pro forma earnings per share ..............               $    31,624                99,518,796           $   0.32
                                                                           ===========               ===========           ========


11.    COMPREHENSIVE INCOME

     In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in stockholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $11,403 and $26,119 for the three months ended June 30, 1999 and 1998, respectively, and $30,222 and $35,594 for the six months ended June 30, 1999 and 1998, respectively.

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

12. Related - Party Transactions

      During the second quarter of 1999, we executed a letter with ASI committing to make an equity investment of $150,000. Our investment would be made through installments of $41,000 in each of 1999, 2000 and 2001 and $27,000 in 2002. Our commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions, (3) the Workout (See Note 15) remaining in effect and (4) the supply agreements between our company and ASI remaining in effect. We would purchase the ASI shares at W5,000 per share. Because our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

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


13.    SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. The Company has identified two reportable segments (packing and test services and wafer fabrication services) that are managed separately because the services provided by each segment require different technology and marketing strategies.

    Packaging and Test Services. Through its three factories located in the Philippines, its Korean factory, K4,as well as the three ASI factories in Korea under contract, the Company offers a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

    Wafer Fabrication Services. Through its wafer fabrication services division, the Company provides marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement.

    Sales to Intel Corporation accounted for approximately $67,000 and $78,000 of packaging and test revenues for the three months ended June 30, 1999 and 1998, respectively, and accounted for approximately $141,000 and $152,000 of packaging and test revenues for the six months ended June 30, 1999 and 1998, respectively. In addition, Texas Instruments, Inc. accounted for approximately $7,000 and $10,000 of packaging and test revenues during the three months ended June 30, 1999 and 1998, respectively, $12,000 and $21,000 of packaging and test revenues for the six months ended June 30, 1999 and 1998, respectively, and accounted for 100% of wafer fabrication revenues for all periods presented.

    The accounting policies for segment reporting are the same as those for the Company's Consolidated Financial Statements. The Company evaluates its operating segments based on operating income.

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column represents corporate assets which include cash and cash equivalents, short-term investments, non-operating balances due from affiliates, investment in Taiwan Semiconductor Technology Corporation, other investments and the elimination of inter-segment balances.


                                                           PACKAGING             WAFER
                                                           AND TEST            FABRICATION           OTHER                  TOTAL
Three months ended June 30, 1999:
   Net Revenues ...............................           $  379,899           $   70,026                  --             $  449,925
   Gross Profit ...............................           $   59,751           $    7,012                  --             $   66,763
   Operating Income ...........................           $   24,817           $    4,086                  --             $   28,903

Three Months Ended June 30, 1998:
   Net Revenues ...............................           $  372,012           $   12,712                  --             $  384,724
   Gross Profit ...............................           $   65,710           $    1,908                  --             $   67,618
   Operating Income ...........................           $   36,863           $     (122)                 --             $   36,741

    Six months ended June 30, 1999:
   Net Revenues ...............................           $  730,419           $  139,463                  --             $  869,882
   Gross Profit ...............................           $  115,388           $   13,950                  --             $  129,338
   Operating Income ...........................           $   50,801           $    8,320                  --             $   59,121

Six Months Ended June 30, 1998:
   Net Revenues ...............................           $  740,389           $   16,068                  --             $  756,457
   Gross Profit ...............................           $  126,884           $    2,411                  --             $  129,295
   Operating Income ...........................           $   69,428           $   (1,782)                 --             $   67,646

As of June 30, 1999:
   Total Assets ...............................           $1,384,442           $   50,778            $  290,290           $1,725,510

As of December 31, 1998:
   Total Assets ...............................           $  655,695           $   65,941            $  281,961           $1,003,597



The following table presents property, plant and equipment, net based on the location of the asset:

                                                                                        Property, Plant and Equipment

                                                                                   DECEMBER 31, 1998            JUNE 30, 1999
                                                                                   -----------------            -------------
United States ............................................................             $ 48,851                    $ 47,533
Philippines ..............................................................              366,717                     402,851
Korea ....................................................................                 --                       298,180
Other foreign countries ..................................................                  543                         461
                                                                                       --------                    --------
Consolidated .............................................................             $416,111                    $749,025
                                                                                       ========                    ========


14.   COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, excluding the matter discussed below, management does not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


    The Company is currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. The Company has accrued its estimate of amounts due under this agreement, however, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed this amount by up to $4,000.


15 RISK ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH ASI

    In 1998 and the six months ended June 30, 1999, approximately 67% and 61%, respectively, of the Company's packaging and test net revenues, as well as 100% of the Company's wafer fabrication revenues, were derived from services performed for the Company by ASI. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancelable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material effect on the Company's business, financial condition and results of operations.

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

    In addition, as of December 31, 1998, ASI was contingently liable under guarantees in respect to debt of certain affiliates in the aggregate amount of approximately W668 billion. If any relevant subsidiaries or affiliates of ASI were to fail to make interest or principal payments or otherwise default under their debt obligations guaranteed by ASI, ASI could be required under its guarantees to repay such debt, which event could have a material adverse effect on its financial condition and results of operations.

    In response to this situation, in October 1998, ASI announced that it had applied for and was accepted into the Korean financial restructuring program known as 'Workout". The Workout program is the result of an accord among Korean financial institutions to assist in the restructuring of Korean businesses and does not involve the judicial system.

    The Workout, which became effective in April 1999, contained provisions including those that allowed ASI to defer repayment of principal on certain loans and capital leases, to defer interest payments on certain loans, to reduce interest rates on certain loans, to extend a grace period against the enforcement of guarantees made by ASI for liabilities of ASI's affiliates, and conversion of certain debt to equity and other debt instruments.

    The creditor financial institutions have the right to terminate or modify the Workout if ASI does not fulfill the terms of the Workout, including meeting certain financial targets. In addition, the creditor financial institutions can modify the terms of the Workout upon agreement of creditor financial institutions

                             AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

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

16.   SUBSEQUENT EVENT

    On July 1, 1999, the Company acquired the stock of Anam/Amkor Precision Machine Company, Inc. ("AAPMC"), an affiliate of ASI, for $3,800, which was paid to Anam Semiconductor, Inc. ("ASI") during June 1999. AAPMC supplies machine tooling used by the Company at its Philippine operations. As an interim step, during April 1999, the Company assumed and paid down $5,700 of AAPMC's debt. Both the advance to AAPMC of $5,700, and the advance payment to ASI of $3,800, are included in the long term balance due from affiliates on the Company's consolidated balance sheet at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of the federal securities laws, including: (1) statements regarding the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance (5) the anticipated results of the Workout, (6) statements regarding future won/dollar exchange rates, (7) statements regarding the future of our relationship with ASI, (8) our anticipated equity investment in ASI, (9) our plan to implement a Year 2000 compliance plan, and (10) statements regarding the anticipated growth in demand during the second quarter of 1999, (11) statements regarding the expected pace of decline in average selling prices, (12) our expectations regarding the future levels of wafer fabrication revenues, (13) statements regarding our future effective tax rate, (14) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors" and "Business." The following discussion provides information and analysis of our results of operations for the three months and six months ended June 30, 1999 as compared to the three months and six months ended June 30, 1998 and our liquidity and capital resources.

OVERVIEW

General Business

    Beginning in the first quarter of 1998, a worldwide slowdown in semiconductor demand, and excess factory capacity, resulted in a rapid deterioration in average selling prices. Accordingly, the Company experienced declining packaging and test net revenues for the next five quarters. At the same time, the Company began its wafer fabrication services business, which under a supply agreement with ASI, markets the output of ASI's wafer foundry. While assembly and test revenues were declining the increase in the wafer fabrication services business was able to offset most of the assembly and test net revenue decline.

    Average selling price erosion peaked in the third quarter of 1998 and the pace of such erosion has slowed in each successive quarter. Based on non-binding three-month and six-month customer demand forecasts, we expect a strong increase in demand throughout the second half of 1999. As demand continues to increase, and our excess capacity decreases, we expect a more normalized reduction in average selling prices.

    To meet this expected growth in demand, the Company is currently making capital expenditures to expand its advanced product lines and corresponding investment in human resources. The Company's gross margins could be negatively impacted in the short-term until the increase in demand occurs.

    ASI's semiconductor wafer foundry has been equipped to produce approximately 17,000 wafers per month. For the last two quarters, the wafer foundry has been operating at near capacity. Accordingly, we expect revenues from this business segment to remain at current levels. The Company continues to be dependent upon one customer for all of its current wafer fabrication revenues. Changes in demand from this customer could result in significant fluctuations in wafer fabrication revenues.


Relationship with ASI

    Our gross margins are significantly affected by fluctuations in service charges paid pursuant to our supply agreements with ASI. We have negotiated with ASI to maintain the current pricing through the end of 1999. During the six months ended June 30, 1998 and 1999, we derived approximately 67.2% and 67.0% of our sales, respectively, and approximately 42.6%, and 51.0%, respectively, of our gross profit from services performed for us by ASI. In addition, ASI derives nearly all of its revenues from services sold by us. In May 1998, we acquired ASI's K4 factory. As a result, we expect these percentages to decrease in future quarters.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                          THREE MONTHS                            SIX MONTHS
                                                                              ENDED                                  ENDED
                                                                              JUNE 30,                              JUNE 30,
                                                                       ------------------------              -----------------------
                                                                        1998               1999               1998           1999
                                                                        ----               ----               ----           ----
Net revenues ...........................................               100.0%             100.0%             100.0%          100.0%
Cost of revenues .......................................                82.4               85.2               82.9            85.1
                                                                       -----              -----              -----           -----
  Gross profit .........................................                17.6               14.8               17.1            14.9
                                                                       -----              -----              -----           -----
Operating expenses:
  Selling, general and administrative ..................                 7.5                7.8                7.7             7.5
  Research and development .............................                 0.5                0.6                0.5             0.6
                                                                       -----              -----              -----           -----
     Total operating expenses ..........................                 8.0                8.4                8.2             8.1
                                                                       -----              -----              -----           -----
Operating income .......................................                 9.6                6.4                8.9             6.8
                                                                       -----              -----              -----           -----
Other (income) expense:
  Interest expense, net ................................                 1.3                2.4                1.9             1.4
  Foreign currency (gain) loss .........................                 0.2                0.0                0.5             0.0
  Other expense, net ...................................                 0.5                0.4                0.8             0.4
                                                                       -----              -----              -----           -----
     Total other expense ...............................                 2.0                2.8                3.2             1.8
                                                                       -----              -----              -----           -----
Income before income taxes, equity in
  income (loss) of ASI and minority interest ...........                 7.6                3.6                5.7             5.0
Provision for income taxes .............................                 0.8                1.0                1.1             1.4

Minority interest ......................................                 0.0                0.0                0.0             0.0
                                                                       -----              -----              -----           -----
Net income .............................................                 6.8                2.6                4.6             3.6
Pro forma adjustment for income taxes ..................                 1.4             --                    0.6          --
                                                                       -----              -----              -----           -----
Pro forma net (loss) income ............................                 5.4%               2.6%               4.0%            3.6%
                                                                       =====              =====              =====           =====



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


Net Revenues. Net revenues for the three months ended June 30, 1999 increased $65.2 million or 16.9% to $449.9 million, compared to net revenues of $384.7 million for the three months ended June 30, 1998. Assembly and test net revenues for the three months ended June 30, 1999 increased 2.1% to $379.9 million compared to $372.0 million for the three months ended June 30, 1998. Wafer fabrication services net revenues for the three months ended June 30, 1999 increased to $70.0 million compared to $12.7 million for the same period last year.

Assembly and test unit volumes for the three months ended June 30, 1999 increased more than 25% compared to the three months ended June 30, 1998. However, these unit volume increases were offset by significant average selling price erosion. For the quarter ended June 30, 1999 average selling prices declined by approximately 4% compared to average selling prices in the quarter ended March 31, 1999. This was substantially below the selling price erosion of 7%, 9% and 10% of the three preceding quarters, respectively.

The wafer fabrication services net revenues currently represent full capacity of ASI's semiconductor wafer foundry. Marketing of the wafer fabrication services began in January 1998. The significant increase in revenues represents the production ramp-up of the wafer foundry, which has been producing at near full capacity since the beginning of 1999.

Gross Profit. Gross profit for the three months ended June 30, 1999 decreased to $66.9 million or 14.8% of net revenues compared to $67.6 million or $17.6% of net revenues for the three months ended June 30, 1998. The decrease in gross margin percentage was primarily due to:

     -    Average selling price erosion across all product lines.

     - Increased contribution to total net revenues from wafer fabrication services net revenues. For the quarter ended June 30, 1999, wafer fabrication net revenues, which currently generate a gross margin, under contract, of 10%, represented 15.6% of total net revenues compared to 3.3% of total net revenues for the quarter ended June 30, 1998.

     - Increased fixed costs and headcount at our P3 factory during the first six months of 1999 to increase available capacity for growth in demand expected during the second half of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 increased to $35.0 million or 7.8% of net revenues from $28.9 million or 7.5% of net revenues for the three months ended June 30, 1998. The increase in these costs was due to:


     - Increased costs with Company's marketing, sales and wafer fabrication divisions resulting from increased headcount, and related personnel costs.

     - Increased costs at the P3 factory as it continues to increase production capacity.

     - Increased costs related to the consolidation of K4 factory operations during the second quarter of 1999 and it's general and administrative expenses, including fees paid to ASI under the transition services agreement signed by the Company and ASI in connection with the acquisition of K4.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 1999 increased to $2.8 million or 0.6% of net revenues compared to $1.9 million or 0.5% of net revenues for the three months ended June 30, 1998. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona based research facility.

Other (Income) Expense. Other expense for the three months ended June 30, 1999 increased to $12.9 million or 2.9% of net revenues compared to $7.6 million or 2.0% of net revenues for the three months ended June 30, 1998. The increase was primarily due to the $5.9 million increase in interest expense related to the May 1999 issuance of $625 million of high yield notes to fund the K4 factory acquisition.

Income Taxes. The Company's effective tax rate for the three months ended June 30, 1999 was 28% compared to 29% for the three months ended June 30, 1998 (after giving effect to the pro forma adjustment for income taxes). The decrease in the effective tax rate was due to the effect of the recently acquired K4 factory operations which are subject to a 10 year tax holiday in Korea. Beginning in the third quarter of 1999, we expect our effective tax rate to decrease to approximately 25%.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Revenues. Net revenues for the six months ended June 30, 1999 increased $113.4 million, or 15.0%, to $869.9 million from $756.5 million for the six months ended June 30, 1998. Assembly and test net revenues for the six months ended June 30, 1999 decreased 1.3% to $730.4 from $740.4 million for the six months ended June 30, 1998. For the same six month periods, wafer fabrication net revenues increased to $139.5 million from $16.1 million.

The decrease in assembly and test net revenues was primarily attributable to significant average selling price erosion across all product lines. The average selling price erosion was most severe in the second half of 1998 and has slowed during the first half of 1999 due to increases in product demand and decreases in excess factory capacity. Offsetting this erosion in average selling prices was an overall unit volume increase of approximately 13%. In addition, changes in the mix of product we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. During the six months ended June 30, 1999, the Company's advanced and laminate packages, which have higher average selling prices than the Company's traditional leadframe products, accounted for 59% of revenues compared to 50% for the six months ended June 30, 1998.

The significant increase in wafer fabrication net revenues represents the production ramp-up of the wafer foundry, which has been producing at near full capacity since the beginning of 1999.

Gross Profit. Gross profit for the six months ended June 30, 1999 of $129.3 million represented almost no change compared to $129.3 million for the six months ended June 30, 1998. However, due to the increase in revenues during the six months ended June 30, 1999, gross margins decreased to 14.9% of net revenues compared to 17.1% of net revenues during the six months ended June 30, 1998.

The decrease in gross margin percentages was primarily due to:

     -    Average selling price erosion across all product lines.

     - Increased contribution to total net revenues from wafer fabrication services net revenues. For the six months ended June 30, 1999, wafer fabrication net revenues, which currently generate a gross margin, under contract, of 10%, represented 16.0% of total net revenues compared to 2.1% of total net revenues for the six months ended June 30, 1998.

     - Increased fixed costs and headcount at our P3 factory during the first six months of 1999 to increase available capacity for growth in demand expected during the second half of 1999.

     - The packaging and test supply agreement with ASI was changed in the second quarter of 1998 to provide more favorable gross margins to our Company slightly offsetting the impact of average selling price erosion. The Company incurred lower gross margins in the first quarter of 1998. The rates under the contract have remained unchanged since the second quarter of 1998. The Company has agreed with ASI that there will be no further changes in the supply agreement for the duration of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 increased to $65.1 million, or 7.5% of net revenues compared to $57.7 million or 7.6% of net revenues for the six months ended June 30, 1998. The increase in these costs was due to:

     - Increased headcount and related personnel costs at the company's marketing, sales and wafer fabrication departments.

     - Increased headcount and related personnel costs at the company's P3 factory, which continues to increase production capacity.

         - Increased costs related to the consolidation of K4 factory operations during the second quarter of 1999 and it's general and administrative expenses, including fees paid to ASI under the transition services agreement.

Research and Development. Research and development expenses for the six months ended June 30, 1999 increased to $5.1 million, or 0.6% of net revenues compared to $4.0 million, or 0.5% of net revenues for the six months ended June 30, 1998. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona based research facility.

Other (Income) Expense. Other expenses for the six months ended June 30, 1999 decreased to $16.5 million, or 1.9% of net revenues compared to $24.0 million, or 3.2% of net revenues for the six months ended June 30, 1998. The decrease in other expenses was primarily a result of:

         - Decrease in foreign exchange losses of $3.3 million resulting from the stabilization of the Philippine peso since the first quarter of 1998.

         - Decrease in interest expense of $2.0 million. The decrease was the net result of reduced interest expense resulting from the application of IPO proceeds in May 1998 against outstanding debt, offset by increased interest expense resulting from the May 1999 issuance of high yield notes to fund the K4 acquisition.

         - Decrease in other expenses as the six months ended June 30, 1998 included non-recurring charges related to bank refinancing costs and the disposal of the Company's interest in ASI in February 1998.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 1999 and 1998 was 29% (after giving effect to the pro forma adjustment for income taxes).

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


LIQUIDITY AND CAPITAL RESOURCES

    On May 17, 1999 we completed an asset purchase of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 was $575 million, plus the assumption of approximately $7 million of employee benefit liabilities. In conjunction with our proposed purchase of K4, we completed a private placement to raise $625 million in senior and senior subordinated notes. Through our offering on May 6, 1999, we sold $425 million in senior notes and $200 million of senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in 2009, and have a coupon rate of 10.5%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company had approximately $30.0 million of notes offering proceeds available for working capital.

    During the second quarter of 1999, we executed a letter with ASI committing to make a $150 million equity investment in ASI. Our investment will be made in installments of $41 million in each of 1999, 2000 and 2001 and $27 million in 2002. Our commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions,

(3) the Workout remaining in effect and (4) the supply agreements between our company and ASI remaining in effect. We would purchase the ASI shares at W5,000 per share. Because our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

    Our ongoing primary cash needs are for equipment purchases, factory expansion and working capital. In addition, we have funded and will continue to fund our interest in our Taiwan packaging and test joint venture out of available cash. Based on the June 30, 1999 exchange rate of $1.00 to 32.75 New Taiwan dollars, we are committed to contribute a total of approximately $19 million through the year 2000.

    Net cash provided by operating activities in the six months ended June 30, 1998 and June 30, 1999 was $108.7 million and $92.7 million, respectively. Net cash provided by financing activities in the six months ended June 30, 1998 and June 30, 1999 was $59.8 million and $586.1 million, respectively.

    We continue to invest significant amounts of capital to increase our packaging and test services capacity. In the six months ended June 30, 1999, we made capital expenditures of $105 million excluding the acquisition of K4. We intend to spend approximately $200 million in capital expenditures in 1999, including approximately $40 million for K4, primarily for the expansion of our factories.

    At June 30, 1999, in addition to the $625 million of senior and senior subordinated notes raised to purchase K4, our debt consisted of $25.7 million of borrowings classified as current liabilities, $10.6 million of long-term debt and capital lease obligations and $207.0 million of 5 -3/4% convertible subordinated notes due 2003. We had $91.1 million in borrowing facilities with a number of domestic and foreign banks, of which $68.8 million remained unused. Certain of the agreements with our banks require compliance with certain financial covenants, contain other restrictions and are collateralized by our assets. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 9.3% to 14.0%. Long-term debt and capital lease obligations outstanding have various expiration dates through April 2004 and bear interest at rates ranging from 5.8% to 13.8%.

    We believe that our existing cash balances, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior and senior subordinated notes, recently sold by us, significantly reduce our ability to incur additional debt. Failure to obtain any such financing could have a material adverse effect on our company.

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

We have implemented a process to monitor and maintain our Y2K compliance. As of June 30, 1999, we have essentially completed all steps up to and including the Corrective Action Deployment phase. Currently, there are approximately 50 non-critical issues worldwide that we are tracking to conclusion. Computing Systems, Facilities, and Manufacturing Equipment are under Y2K change management procedures in order to ensure that these program areas remain Y2K capable. In addition, we continue to review the status of external utilities, suppliers, and customers. Contingency plans are routinely reviewed and updated. Year-end "rollover" plans are in the process of being developed to help ensure that we are properly staffed and equipped to respond to Y2K issues as they may arise on January 1, 2000. Structured feedback and progress updates are provided to our senior management on an ongoing basis. The status for each program area is as follows:

- Computing Systems: We believe that all critical items within our technical infrastructure are Y2K capable, and that the few remaining non-critical items will be deployed and validated within the third quarter. Items within our technical infrastructure include servers, communications equipment, personal computers, operating systems and standard software.

- Manufacturing Equipment: Our packaging operations have completed all program steps and are Y2K capable. Our test operations, consisting of company-owned and customer-consigned equipment are estimated to be 95% capable, with corrective action deployment to be completed during the third quarter. ASI's wafer fabrication services are estimated to be 97% capable, with corrective action deployment to be completed during the third quarter.

- Facilities: All factory facilities are 100% Y2K capable. Within the U.S. we are awaiting completion of backup power generation projects for key sites within the third quarter. In addition, we are expecting information on non-critical leased properties, primarily sales offices, during the third quarter.

- External Utilities: We are assessing the on-going Y2K readiness of both public and private utilities in Korea and the Philippines. These utilities include electricity, telecommunications, water, sewer, gas and key airports used to transport products and supplies. We have developed contingency plans for all utilities, regardless of their Y2K readiness, and we will continue to review and update such plans periodically. The first version of all overseas contingency plans were completed during the second quarter of 1999.

- Supply Chain: We continue to assess the on-going Y2K readiness of our supply chain, with particular attention to direct material suppliers. Most critical direct material suppliers have been subject to a Y2K compliance audit, and all are part of a continuing review and re-scoring. We are also monitoring the readiness of freight forwarders, equipment manufacturers, local suppliers, banks, and service providers. The initial versions of our contingency plans for critical suppliers were completed during the first quarter, and are reviewed and updated periodically. The company is also monitoring the readiness and contingency planning process of its key customers.

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

FLUCTUATIONS IN OPERATING RESULTS

    Our operating results have varied significantly from period to period. A variety of factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others, the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors, the short-term nature of its customers' commitments, timing and volume of orders relative to our production capacity, changes in capacity utilization, evolutions in the life cycles of customers' products, rescheduling and cancellation of large orders, rapid erosion of packaging selling prices, availability of manufacturing capacity, allocation of production capacity between our facilities and those of ASI, fluctuations in package and test service charges paid to ASI, changes in costs, availability and delivery times of labor, raw materials and components, effectiveness in managing production processes, fluctuations in manufacturing yields, changes in product mix, product obsolescence, timing of expenditures in anticipation of future orders, availability of financing for expansion, changes in interest expense, the ability to develop and implement new technologies on a timely basis, competitive factors, changes in effective tax rates, the loss of key personnel or the shortage of available skilled workers, international political or economic events, currency and interest rate fluctuations, environmental events, and intellectual property transactions and disputes. Unfavorable changes in any of the above factors may adversely affect our business, financial condition and results of operations. In addition, we increase our level of operating expenses and investment in manufacturing capacity based on anticipated future growth in revenues. If our revenues do not grow as anticipated and we are not able to decrease our expenses, our business, financial condition and operating results would be materially and adversely affected.


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

DEPENDENCE ON RELATIONSHIP WITH ASI--OUR BUSINESSES ARE CLOSELY RELATED AND FINANCIAL DIFFICULTIES FACED BY ASI MAY AFFECT OUR PERFORMANCE.

         Our business depends on ASI providing semiconductor packaging and test services and wafer fabrication services on a cost effective and timely basis. During the six months ended June 30, 1999, we derived approximately 61% of our packaging and test net revenues from services performed for us by ASI and 100% of our wafer fabrication net revenues from services performed for us by ASI.

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


POTENTIAL CONFLICTS OF INTEREST WITH ASI--MEMBERS OF THE KIM FAMILY OWN SUBSTANTIAL PORTIONS OF, AND HAVE ACTIVE MANAGEMENT ROLES IN BOTH OUR COMPANY AND ASI. THIS COULD LEAD TO CONFLICTS OF INTEREST IN OUR BUSINESS DEALINGS WITH ASI.

         Mr. James Kim, the founder of our company and currently our Chairman, Chief Executive Officer and largest shareholder, is the eldest son of Mr. H. S. Kim, the founder of ASI. Mr. H. S. Kim is currently the honorary Chairman and a Director of ASI. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a director of ASI. The Kim family, which collectively owned approximately 36.4% of the outstanding common stock of ASI as of July 31, 1999, significantly influences the management of ASI. Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock.

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

CUSTOMER CONCENTRATION--WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

         We depend on a small group of customers for a substantial portion of our net revenues. In 1996, 1997, 1998 and the six months ended June 30, 1999, we derived 39.2%, 40.1%, 35.3% and 31.9%, respectively, of our net revenues from sales to our five largest packaging and test customers, with 23.5%, 23.4%, 20.6% and 16.2% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998 and the six months ended June 30, 1999, we derived 7.4% and 16.0% of our net revenues, respectively, from wafer fabrication services, and we derived all of these revenues from Texas Instruments, Inc. ("Texas Instruments"). Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS--WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

         We provide packaging and test services through our three factories located in the Philippines and our recently acquired factory in Korea, K4. We source additional packaging and test services from three factories located in Korea and owned by ASI pursuant to a supply agreement with ASI. We also source wafer fabrication services from a wafer foundry located in Korea and owned by ASI. In addition, many of our customers' operations are located outside the U.S. The following are risks inherent in doing business internationally:

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

         Beginning in late 1997 and continuing into 1998, Korea experienced severe economic instability as well as devaluation of the Korean won relative to the U.S. dollar. The exchange rate as of December 31, 1996 was 884 to $1.00 as compared to 1,415 to $1.00 as of December 31, 1997 and 1,207 to $1.00 as of December 31, 1998. The depreciation of the won relative to the U.S. dollar has increased the cost of importing goods and services into Korea. In addition, the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies has also increased significantly. These developments in turn led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts. As a result of these difficulties, financial institutions in Korea have limited their lending in particular to highly leveraged companies. Future economic instability in Korea could have a material adverse effect on our company's and ASI's business and financial condition.

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

         We have integrated approximately 1,700 of Korean employees working at K4 into our workforce, and we may face cultural difficulties until we learn how to interact with these new employees. If our K4 employees become dissatisfied working for a U.S. company, they may leave us. If we cannot find new employees to replace departing ones, our K4 operations could suffer.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS--OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

         Our wafer fabrication services business, which commenced operations in January 1998, depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments (the "Texas Instruments Manufacturing and Purchasing Agreement") requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer foundry, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. Texas Instruments' orders in the first half of 1998 were below required minimum purchase commitments due to market conditions and issues encountered by Texas Instruments in the transition of its products to new technology. We cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed.

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

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS - OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT ADVERSELY CHANGES.

         We obtain from vendors the materials and equipment required for both the packaging and test services performed by our factories and the packaging and test services performed for us by ASI. We source most of our materials, including critical materials, such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality and (4) at competitive prices.

RAPID TECHNOLOGICAL CHANGE - OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

         The complexity and breadth of both semiconductor packaging and test service and wafer fabrication are rapidly changing. As a result, we expect that we will need to offer more advanced package designs and new wafer fabrication technology in order to respond to competitive industry conditions and customer requirements. Our success depends upon the ability of our company and ASI to develop and implement new manufacturing process and package design technologies. The need to develop and maintain advanced packaging and wafer fabrication capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types or advanced wafer designs that could adversely affect our ability to meet customer orders.

         Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design and wafer fabrication technology or obtain access to advanced package designs and wafer fabrication technology developed by others, our business could suffer.

COMPETITION - WE MUST COMPETE AGAINST LARGE AND ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST SEGMENT AND THE WAFER FABRICATION BUSINESS.

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

CONTINUED CONTROL BY EXISTING STOCKHOLDERS - MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN DETERMINE THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

         Mr. James Kim and members of his family beneficially own approximately 65.8% of our outstanding common stock. Mr. James Kim's family, acting together, will therefore effectively control all matters submitted for approval by our stockholders. These matters could include:

-        the election of all of the members of our Board of Directors

-        proxy contests;

- approvals of transactions between our company and ASI or other entities in which Mr. James Kim and members of his family have an interest;

-        mergers involving our company;

-        tender offers;  and

-        open market purchase programs or other purchases of our common stock.

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

ENFORCEABILITY OF JUDGMENTS IN FOREIGN JURISDICTIONS

         Since a large portion of our assets are located outside the U.S., any judgments obtained in the U.S. against us, including judgments with respect to the payment of principal, premium, interest, offer price, redemption price or other amounts payable under the Senior Notes Indenture or the Senior Subordinated Notes Indenture, may not be collectible within the U.S. If holders of Senior Notes or holders of Senior Subordinated Notes intend to enforce a judgment obtained in the U.S. against our company's assets located outside the U.S., they may be subject to additional procedures which would not be required for enforcement of such judgment in the U.S.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in interest rates.

FOREIGN CURRENCY RISKS

         The company's primary exposures to foreign currency fluctuations is associated with Philippine peso based transactions and related peso based assets and liabilities, as well as Korean won based transactions and related won based assets and liabilities. The Company's objective in managing this foreign currency exposure is to minimize the risk through minimizing the level of activity and financial instruments derived in pesos and won. Although the Company has selectively hedged some of it's currency exposure through short-term (generally not more than 30 to 60 days) forward exchange contracts, the Company's hedging activity to date has been immaterial.

At June 30, 1999, the Company's peso based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the Company's portfolio of peso based assets at June 30, 1999, a 20 % increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $2 million, in peso based net assets.

At June 30, 1999, the Company's won based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the Company's portfolio of won based assets at June 30, 1999, a 20 % increase in the Korean won to U.S. dollar exchange rate would result in a decrease of less than $1 million, in won based net assets.

INTEREST RATE RISKS

The Company has interest rate risk with respect to its investment in cash and cash equivalents, use of short-term borrowings and long-term debt, including the $207 million face value of convertible notes, $425 million face value of Senior Notes and $200 million face value of Senior Subordinated Notes outstanding. Overall, the Company mitigates its interest rate risks by investing in short-term investments, which are due on demand or carry a maturity date of less that three months. In addition, both the Company's short-term borrowings and long-term debt have variable rates that reflect currently available terms and conditions for similar borrowings, excluding the convertible notes, senior debt and senior subordinated debt. As the Company's convertible notes, senior debt and senior subordinated debt bear fixed rates of interest, the fair value of these instruments fluctuates with the market interest rates. The fair value of the Company's convertible notes is also impacted by the market price of the Company's common stock.

         Based on the Company's conservative policies with respect to investments in cash and cash equivalents, use of variable rate debt, and the fact the Company intends to pay the face value of its senior debt and senior subordinated debt upon maturity and its convertible note obligation upon maturity, unless converted, the Company believes that the potential loss in future earnings due to interest rate fluctuations is not material.

The information below summarizes the principal cash flows by expected fiscal year of maturity and fair values computed using market quotes as of June 30, 1999 for the Company's material fixed rate debt balances consisting of 9-1/4% senior notes due May 2006, 10-1/2% senior subordinated notes due May 2009 and 5-3/4%convertible notes due May 2003:

                                                                                                         Fair Market
                         6/30/00   6/30/01    6/30/02    6/30/03     6/30/04    Thereafter     Total        Value
                         -------   -------    -------    -------     -------    ----------   ---------   -----------
Senior Notes                 $0         $0         $0          $0         $0     $425,000    $425,000       $416,500
Senior
   Subordinated
    Notes                    $0         $0         $0          $0         $0     $200,000    $200,000       $191,500
Convertible
    Notes                    $0         $0         $0    $207,000         $0           $0    $207,000       $203,378

EQUITY PRICE RISKS

The Company's convertible notes are convertible into the Company's common stock at $13.50 per share. As stated above, the Company intends to pay the face value of its convertible note obligation upon maturity, unless converted. If the market value of the Company's common stock were to increase above the conversion rate of $13.50 per share and investors were to decide to convert their investment in convertible debt to Company common stock, there would be no impact to future earnings of the Company, other than a reduction in interest expense. See table above for related principal cash flows and fair market value at June 30, 1999.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT

27.1           Financial Data Schedule.

------------

(b) We filed the following reports on form 8-K during the quarter ended June 30, 1999:


         On April 26, 1999, we filed a report on form 8-K which disclosed our acquisition of Anam Semiconductor Inc.'s K4 semiconductor packaging and test facility located in Kwangju Korea.

         On June 1, 1999, we filed a report on form 8-K/A as an amendment to form 8-K filed on April 26, 1999 which disclosed our acquisition of Anam Semiconductor Inc.'s K4 semiconductor packaging and test facility located in Kwangju Korea.

         On June 11, 1999, we filed a report on form 8-K which disclosed forward looking statements regarding the Company's expectations of future operations.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THERETO DULY AUTHORIZED.

                                                          Amkor Technology, Inc.
                                                          (Registrant)

       SIGNATURE                                        TITLE                                            DATE
       ---------                                        -----                                            ----
/s/ Kenneth T. Joyce              Chief Financial Officer (Principal Financial, Chief               August 13, 1999
    Kenneth T. Joyce              Accounting Officer and Duly Authorized Officer)