Form 10-Q
period 1999-09-30
AMKOR TECHNOLOGY INC
filed 1999-11-15
CIK 1047127

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

                For the quarterly period ended September 30, 1999

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

Yes [ X ]      No [ ]


         The number of outstanding shares of the registrant's Common Stock as of November 10, 1999 was 124,781,234.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        DECEMBER 31,  SEPTEMBER 30,
                                                            1998          1999
                                                        ------------  -------------
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................   $   227,587    $    81,921
  Short-term investments ............................         1,000        205,871
  Accounts receivable --
     Trade, net of allowance for doubtful
       accounts of  $5,952 ..........................       109,243        162,405
     Due from affiliates ............................        25,990          3,692
     Other ..........................................         5,900          3,933
  Inventories .......................................        85,628         78,651
  Other current assets ..............................        16,687         16,642
                                                        -----------    -----------
          Total current assets ......................       472,035        553,115
                                                        -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net ..................       416,111        781,410
                                                        -----------    -----------
INVESTMENTS .........................................        25,476         23,741
                                                        -----------    -----------
OTHER ASSETS:
  Due from affiliates ...............................        28,885         29,967
  Intangible assets .................................        26,158        298,334
  Other .............................................        34,932         61,561
                                                        -----------    -----------
          Total other assets ........................        89,975        389,862
                                                        -----------    -----------
          Total assets ..............................   $ 1,003,597    $ 1,748,128
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft ....................................   $    13,429    $    15,658
  Short-term borrowings and current portion of
     long-term debt .................................        38,657         26,139
  Trade accounts payable ............................        96,948        124,188
  Due to affiliates .................................        15,722         38,974
  Accrued expenses ..................................        77,004         97,078
  Accrued income taxes ..............................        38,892         36,127
                                                        -----------    -----------
          Total current liabilities .................       280,652        338,164
                                                        -----------    -----------
LONG-TERM DEBT ......................................        14,846         10,325
                                                        -----------    -----------
SENIOR AND SENIOR SUBORDINATED NOTES ................            --        625,000
                                                        -----------    -----------
CONVERTIBLE DEBT ....................................       207,000        206,900
                                                        -----------    -----------
OTHER NONCURRENT LIABILITIES ........................        10,738         19,422
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock ......................................           118            118
  Additional paid-in capital ........................       381,061        382,782
  Retained earnings .................................       109,738        166,271
  Accumulated other comprehensive income ............          (556)          (854)
                                                        -----------    -----------
          Total stockholders' equity ................       490,361        548,317
                                                        -----------    -----------
          Total liabilities and stockholders' equity    $ 1,003,597    $ 1,748,128
                                                        ===========    ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                        -------------------------
                                                            1998          1999
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
NET REVENUES .......................................    $1,143,175    $1,371,698
COST OF REVENUES -- including
   purchases from ASI ..............................       948,920     1,144,871
                                                        ----------    ----------
GROSS PROFIT .......................................       194,255       226,827
                                                        ----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative ..............        87,671       105,499
  Research and development .........................         6,104         8,084
                                                        ----------    ----------
     Total operating expenses ......................        93,775       113,583
                                                        ----------    ----------
OPERATING INCOME ...................................       100,480       113,244
                                                        ----------    ----------
OTHER (INCOME) EXPENSE:
  Interest expense, net ............................        16,503        29,429
  Foreign currency (gain) loss .....................         3,833           151
  Other expense, net ...............................         7,092         6,225
                                                        ----------    ----------
     Total other expense ...........................        27,428        35,805
                                                        ----------    ----------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST ............................        73,052        77,439
PROVISION FOR INCOME TAXES .........................        16,688        20,906
MINORITY INTEREST ..................................           559            --
                                                        ----------    ----------
NET INCOME .........................................    $   55,805    $   56,533
                                                        ==========    ==========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes
     and minority interest .........................    $   73,052
  Pro forma provision for income taxes .............        21,188
                                                        ----------
  Pro forma income before minority Interest ........        51,864
  Historical minority interest .....................           559
                                                        ----------
  Pro forma net  income ............................    $   51,305
                                                        ==========
PER SHARE DATA:
  Basic net income per common share ................    $      .55    $      .48
                                                        ==========    ==========
  Diluted net income per common share ..............    $      .53    $      .47
                                                        ==========    ==========
  Basic pro forma net income per common share ......    $      .50
                                                        ==========
  Diluted pro forma net income per common share ....    $      .49
                                                        ==========

Shares used in computing basic net income per
   common share ....................................       102,284       118,090
                                                        ==========    ==========
Shares used in computing diluted net income per
   common share ....................................       110,933       134,079
                                                        ==========    ==========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                        ------------------------
                                                            1998         1999
                                                        -----------  -----------
                                                        (UNAUDITED)  (UNAUDITED)
NET REVENUES .......................................     $386,718     $ 501,816
COST OF REVENUES -- including
   purchases from ASI ..............................      321,758       404,327
                                                         --------     ---------
GROSS PROFIT .......................................       64,960        97,489
                                                         --------     ---------
OPERATING EXPENSES:
  Selling, general and administrative ..............       30,017        40,376
  Research and development .........................        2,109         2,990
                                                         --------     ---------
     Total operating expenses ......................       32,126        43,366
                                                         --------     ---------
OPERATING INCOME ...................................       32,834        54,123
                                                         --------     ---------
OTHER (INCOME) EXPENSE:
  Interest expense, net ............................        2,106        16,995
  Foreign currency (gain) loss .....................          130          (253)
  Other expense, net ...............................        1,195         2,597
                                                         --------     ---------
     Total other expense ...........................        3,431        19,339
                                                         --------     ---------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST ............................       29,403        34,784
PROVISION FOR INCOME TAXES .........................        8,529         8,696
MINORITY INTEREST ..................................           --            --
                                                         --------     ---------
NET INCOME .........................................     $ 20,874     $  26,088
                                                         ========     =========

PER SHARE DATA:
  Basic net  income per common share ...............     $    .18     $     .22
                                                         ========     =========
  Diluted net income per common share ..............     $    .17     $     .21
                                                         ========     =========


Shares used in computing basic net income
per common share ...................................      117,860       118,276
                                                         ========     =========
Shares used in computing diluted net income
per common share ...................................      133,193       135,626
                                                         ========     =========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                    -------------------------
                                                                        1998          1999
                                                                    -----------   -----------
                                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................   $  55,805    $  56,533
  Adjustments to reconcile net income to net cash
    provided by operating activities --
    Depreciation and amortization ................................      86,239      123,698
    Amortization of deferred debt issuance costs .................         759        2,513
    Provision for accounts receivable ............................       1,539           --
    Provision for excess and obsolete inventory ..................       7,200        3,573
    Deferred income taxes ........................................       6,056        9,684
    Equity (gain) loss of investees ..............................          --        1,340
    Loss on sale/disposal of fixed assets and investments ........       1,309        1,788
    Minority interest ............................................         559           --
  Changes in assets and liabilities excluding
    effects of acquisitions
    Accounts receivable ..........................................     (13,867)     (53,150)
    Proceeds from sale/(repurchase of) accounts
      Receivable .................................................     (16,500)      (2,700)
    Other receivables ............................................      (1,630)       1,981
    Inventories ..................................................      31,944        3,751
    Due to/(from) affiliates, net ................................     (51,191)      38,345
    Other current assets .........................................       5,954         (531)
    Other non-current assets .....................................      (4,459)     (10,483)
    Accounts payable .............................................     (21,543)      29,515
    Accrued expenses .............................................      37,428       21,152
    Accrued taxes ................................................       4,568       (2,765)
    Other noncurrent liabilities .................................         740       (4,287)
                                                                     ---------    ---------
         Net cash provided by operating activities ...............     130,910      219,957
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment ...................     (80,494)    (175,806)
    Acquisition of K4 ............................................          --     (575,000)
    Acquisition of minority interest in AAP ......................     (33,750)          --
    Acquisition of AKI ...........................................      (3,244)          --
    Acquisition of AAPMC .........................................          --       (2,109)
    Sale of property, plant and equipment ........................          89           --
    Proceeds from sale / (purchase) of investments ...............       1,721     (204,774)
                                                                     ---------    ---------
        Net cash used in investing activities ....................    (115,678)    (957,689)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term borrowings ........    (170,437)      (5,259)
  Net proceeds from issuance of 35,250,000 common shares in public
     offering, net ...............................................     360,265           --
  Proceeds from issuance of stock through ESPP and options .......          --        1,621
  Proceeds from issuance of Anam USA, Inc. debt ..................     522,116           --
  Payments of Anam USA, Inc. debt ................................    (658,029)          --
  Net proceeds from issuance of long-term debt ...................     203,023      603,569
  Payments of long-term debt .....................................    (157,659)      (7,865)
  Distributions to stockholders ..................................     (33,100)           0
                                                                     ---------    ---------
        Net cash provided by financing activities ................      66,179      592,066
                                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS ............      81,411     (145,666)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................      90,917      227,587
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $ 172,328    $  81,921
                                                                     =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest .....................................................   $  19,373    $   9,675
    Income taxes .................................................   $   6,988    $  13,666


        The accompanying notes are an integral part of these statements.

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



1. INTERIM FINANCIAL STATEMENTS

The consolidated financial statements and related disclosures as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the Company's latest annual report as of December 31, 1998 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2. RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current presentation.


3. ACQUISITIONS

         On May 17, 1999, the Company purchased certain assets and liabilities of Anam Semiconductor Inc.'s ("ASI") packaging and test business located in Kwangju, Korea ("K4"), excluding cash and cash equivalents, notes and accounts receivables , intercompany accounts and existing claims against third parties. The purchase price for K4 was $575,000 in cash plus the assumption of $6,939 of employee benefit liabilities. The acquisition was accounted for as a purchase. Accordingly, based on preliminary appraisals, the results of K4 have been included in the accompanying consolidated financial statements since the date of acquisition, and goodwill of $283,650 was recorded as of the date of acquisition and will be amortized on a straight line basis over a 10 year period. Goodwill, net of amortization, is included in intangible assets in the Company's consolidated balance sheets at September 30, 1999 Subject to the completion of our appraisal, a portion of the purchase price may be accounted for as purchased research and development costs, which would result in a corresponding reduction to goodwill and a charge to earnings.

     This acquisition was financed through a private placement completed by the Company in May 1999 which raised $603,600, net of debt issuance costs of $21,400, through the issuance of $425,000 of senior notes and $200,000 in senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in May 2009 and have a coupon rate of 10.50%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company had approximately $29,714 of proceeds remaining for working capital. The debt issuance costs have been deferred and are included, net of amortization, in other non-current assets in the Company's consolidated balance sheet at September 30, 1999. These deferred costs are amortized over the life of the related notes.

     In connection with the acquisition of K4, the Company has entered into a transition services agreement with ASI. Pursuant to this agreement, ASI will continue to provide many of the same non-manufacturing related services to K4 that it provided prior to the acquisition, including transportation and shipping, human resources, and accounting and general administrative services. The Company has incurred approximately $2,300 and $3,500 of costs during the three months and nine months ended September 30, 1999, respectively, for the transition services provided under this agreement. In addition, the Company has also

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


entered into an intellectual property license agreement with ASI that was effective upon the closing of the acquisition.

     To encourage the investment in K4, the Korean government has granted a tax holiday on K4's operations which expires in 2009.

     The following table displays unaudited pro forma consolidated results of operations as though the acquisition of K4 had occurred as of the beginning of the periods presented:

                                                   THREE MONTHS             NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                -------------------   -----------------------
                                                  1998       1999       1998         1999
                                                --------   --------   ----------   ----------
Net revenues ................................   $388,040   $501,816   $1,151,465   $1,374,927
Net income ..................................      5,641     26,088       13,787       42,202
Pro forma net income ........................                              9,287
Basic net income per common share ...........        .05        .22          .13          .36
Diluted net income per common share .........   $    .05   $    .21          .13   $      .36
Basic pro forma net income per common share                                  .09
Diluted pro forma net income per common share                         $      .09

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

On July 1, 1999, the Company acquired the stock of Anam/Amkor Precision Machine Company, Inc. ("AAPMC"), an affiliate of ASI, for $3,800, which was paid to Anam Semiconductor, Inc. ("ASI") during June 1999. AAPMC supplies machine tooling used by the Company at its Philippine operations. As an interim step, during April 1999, the Company assumed and repaid $5,700 of AAPMC's debt. The acquisition was financed through available working capital and was accounted for as a purchase. Accordingly, the results of AAPMC have been included in the accompanying consolidated financial statements since the date of acquisition and goodwill of approximately $2,000 was recorded as of the date of acquisition and will be amortized on a straight line basis over a ten year period. Goodwill, net of amortization, is included in intangible assets in the Company's consolidated balance sheets at September 30, 1999. The historical operating results of AAPMC are not material in relation to the Company's operating results and, accordingly, have not been included in the pro forma consolidated results above.


4. RISKS AND UNCERTAINTIES

         The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with Anam Semiconductor, Inc. ("ASI") (see Note 8), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations, fluctuations in quarterly operating results and results of ASI on an equity basis, assuming we make the $150,000 investment in ASI (see Note 10).

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

During 1999, the Company has invested in high grade municipal bonds, commercial loans and preferred stocks. These investments are classified in the Company's consolidated balance sheets either as cash and cash equivalents for securities that have an underlying maturity date of less than three months, or as short-term investments for securities that have an underlying maturity date in excess of three months and are being held for trading purposes ("Trading Securities"). As of September 30, 1999, the Company held approximately $206,000 in Trading Securities. These investments are carried at fair market value based on market quotes and recent offerings of similar securities.

The Company has mitigated its credit risk with respect to cash and cash equivalents, as well as Trading Securities, through diversification of its portfolio of holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, and high grade municipal bonds, commercial loans and preferred stocks. At December 31, 1998 and September 30, 1999, the Company maintained approximately $35,000 and $246,000, respectively, in high grade municipal bonds, commercial loans and preferred stocks, with the largest individual investment balance of approximately $10,000 and $11,500, respectively.

In addition, at December 31, 1998 and September 30, 1999, the Company maintained approximately $29,000 and $13,000, respectively, in deposits and certificates of deposits at foreign owned banks and approximately $4,000 and $22,000, respectively, in deposits at U.S. banks which exceeded federally insured limits, of which, approximately $9,000 was maintained in one bank at September 30, 1999.

6. INVENTORIES

    Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines or at ASI on a consignment basis. Components of inventories follow:

                                              DECEMBER 31,   SEPTEMBER 30,
                                                  1998           1999
                                              ------------   -------------
                                                              (unaudited)
     Raw materials and purchased components       $77,351      $68,163
     Work-in-process ......................         8,277       10,488
                                                  -------      -------
                                                  $85,628      $78,651
                                                  =======      =======


7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                               DECEMBER 31,   SEPTEMBER 30,
                                                   1998            1999
                                               ------------   -------------
                                                               (unaudited)
    Land ..................................      $  2,346      $   47,578
    Building and improvements .............       142,252         255,748
    Machinery and equipment ...............       534,314         793,436
    Furniture, fixtures and other equipment        40,502          50,345
    Construction in progress ..............         8,282          52,962
                                                 --------      ----------
                                                  727,696       1,200,069
    Less -- Accumulated depreciation
      and amortization ....................       311,585         418,659
                                                 --------      ----------
                                                 $416,111      $  781,410
                                                 ========      ==========

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


8. EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The following table presents a reconciliation of the Company's basic and diluted earnings, weighted average shares and per share amounts for the three months and nine months ended September 30, 1999 and 1998:

                                                                 Weighted
                                                   Earnings     Avg. Shares   Per Share
                                                 (Numerator)   (Denominator)    Amount
---------------------------------------------------------------------------------------
Earnings Per Share - Three Months
     Ended September 30, 1999
         Basic earnings per share                  $26,088      118,276,000      $0.22
         Impact of Convertible Notes                 2,225       15,326,000
         Dilutive effect of options                     --        2,024,000
                                                   -------      -----------      -----
         Diluted earnings per share                $28,313      135,626,000      $0.21
                                                   =======      ===========      =====

Earnings Per Share - Three Months
     Ended September 30, 1998
         Basic earnings per share                  $20,874      117,860,000      $0.18
         Impact of Convertible Notes                 1,780       15,333,333
         Dilutive effect of options                     --               --
                                                   -------      -----------      -----
         Diluted earnings per share                $22,654      133,193,333      $0.17
                                                   =======      ===========      =====

Earnings Per Share - Nine Months
     Ended September 30, 1999
         Basic earnings per share                  $56,533      118,090,000      $0.48
         Impact of Convertible Notes                 6,474       15,331,000
         Dilutive effect of options                     --          658,000
                                                   -------      -----------      -----
         Diluted earnings per share                $63,007      134,079,000      $0.47
                                                   =======      ===========      =====

Earnings Per Share - Nine Months
     Ended September 30, 1998
         Basic earnings per share                  $55,805      102,284,000      $0.55
         Impact of Convertible Notes                 2,994        8,649,000
         Dilutive effect of options                     --               --
                                                   -------      -----------      -----
         Diluted earnings per share                $58,799      110,933,000      $0.53
                                                   =======      ===========      =====

Pro forma Earnings Per Share - Nine Months
     Ended September 30, 1998
         Basic pro forma earnings per share        $51,305      102,284,000      $0.50
         Impact of Convertible Notes                 2,994        8,649,000
         Dilutive effect of options                     --               --
                                                   -------      -----------      -----
         Diluted pro forma earnings per share      $54,299      110,933,000      $0.49
                                                   =======      ===========      =====

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


9. COMPREHENSIVE INCOME

     In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in stockholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $26,013 and $20,874 for the three months ended September 30, 1999 and 1998, respectively, and $56,235 and $56,468 for the nine months ended September 30, 1999 and 1998, respectively.


10. RELATED - PARTY TRANSACTIONS

     During the second quarter of 1999, the Company executed a letter with ASI committing to make an equity investment of $150,000. The Company's investment would be made through installments of approximately $41,000 in each of 1999, 2000 and 2001 and $27,000 in 2002. The Company's commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions, (3) the Workout (See Note 13) remaining in effect and (4) the supply agreements between the company and ASI remaining in effect. The Company would purchase the ASI shares at W5,000 per share. Because the Company's total commitment of $150,000 is in U.S. dollars, the number of shares the Company would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

     In October, the Company acquired 10,000,000 shares of ASI common stock for approximately $41,600 (W50,000,000). This purchase represented the Company's first installment of its equity investment in ASI. Subsequent to this purchase and the concurrent conversion of debt by the creditor financial institutions, the financial institutions, the Kim family and the Company own approximately 37%, 7% and 19% respectively of the outstanding common stock of ASI.

     Upon completion of all conversions of debt by the creditor financial institutions and all installments of our equity investment pursuant to the Workout, we expect the relative equity ownership of ASI among the creditor financial institutions, the Kim family and the company to be approximately 29%, 5% and 43%, respectively, subject to the creditor financial institutions voting rights(See Note 13). Upon conversion of all of the convertible debt issued to the creditor financial institutions, which would be permitted beginning one year after the date of issuance of such debt, the ownership of ASI among the creditor financial institutions, the Kim family and the company would be approximately 43%, 4% and 34%, respectively, subject to the creditor financial institutions' voting rights(See Note 13).


11. SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. The Company has identified two reportable segments (packing and test services and wafer fabrication services) that are managed separately because the services provided by each segment require different technology and marketing strategies.

    Packaging and Test Services. Through its three factories located in the Philippines, its Korean factory, K4, as well as the three ASI factories in Korea under contract, the Company offers a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


    Wafer Fabrication Services. Through its wafer fabrication services division, the Company provides marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement.

    Sales to Intel Corporation accounted for approximately $70,000 and $88,000 of packaging and test revenues for the three months ended September 30, 1999 and 1998, respectively, and accounted for approximately $213,000 and $240,000 of packaging and test revenues for the nine months ended September 30, 1999 and 1998, respectively. In addition, Texas Instruments, Inc. accounted for approximately $6,000 and $9,000 of packaging and test revenues during the three months ended September 30, 1999 and 1998, respectively, $18,000 and $30,000 of packaging and test revenues for the nine months ended September 30, 1999 and 1998, respectively, and accounted for 100% of wafer fabrication revenues for all periods presented.

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

                                            PACKAGING       WAFER
                                             AND TEST    FABRICATION     OTHER       TOTAL
                                             --------    -----------     -----       -----
Three months ended September 30, 1999
   Net Revenues .........................   $  429,687     $ 72,129          --   $  501,816
   Gross Profit .........................   $   90,276     $  7,213          --   $   97,489
   Operating Income .....................   $   49,489     $  4,634          --   $   54,123

Three months ended September 30, 1998:
   Net Revenues .........................   $  356,556     $ 30,162          --   $  386,718
   Gross Profit .........................   $   60,437     $  4,524          --   $   64,961
   Operating Income .....................   $   30,534     $  2,300          --   $   32,834

Nine months ended September 30, 1999:
   Net Revenues .........................   $1,160,106     $211,592          --   $1,371,698
   Gross Profit .........................   $  205,664     $ 21,163          --   $  226,827
   Operating Income .....................   $  100,290     $ 12,954          --   $  113,244

Nine months ended September 30, 1998:
   Net Revenues .........................   $1,096,945     $ 46,230          --   $1,143,175
   Gross Profit .........................   $  187,320     $  6,935          --   $  194,255
   Operating Income .....................   $   99,962     $    518          --   $  100,480

As of September 30, 1999:
   Total Assets .........................   $1,367,976     $ 38,794    $341,358   $1,748,128

As of December 31, 1998:
   Total Assets .........................   $  655,695     $ 65,941    $281,961   $1,003,597

                              AMKOR TECHNOLOGY, INC
                          NOTES TO FINANCIAL STATEMENTS
              (U.S. DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


         The following table presents property, plant and equipment, net based on the location of the asset:

                                             PROPERTY, PLANT AND EQUIPMENT
                                         --------------------------------------
                                         DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                         -----------------   ------------------
United States ........................        $ 48,851            $ 47,274
Philippines ..........................         366,717             434,431
Korea ................................              --             299,265
Other foreign countries ..............             543                 440
                                              --------            --------
Consolidated .........................        $416,111            $781,410
                                              ========            ========

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

    The Company is currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. The Company has accrued its estimate of amounts due under this agreement.However, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed the amount accrued by up to $6,000.


13. RISK ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH ASI

    In 1998 and the nine months ended September 30, 1999, approximately 67% and 56%, respectively, of the Company's packaging and test net revenues, as well as 100% of the Company's wafer fabrication revenues, were derived from services performed for the Company by ASI. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancelable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material effect on the Company's business, financial condition and results of operations.

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

    The Workout , which became effective in April 1999, contained provisions including those that allowed ASI to defer repayment of principal on certain loans and capital leases, to defer interest payments on certain loans, to reduce interest rates on certain loans, and to extend a grace period against the enforcement of guarantees made by ASI for liabilities of ASI's affiliates.In addition, the Workout contained provisions for the conversion of certain debt to equity and other debt instruments, and for the entitlement of the creditor financial institutions to vote the ASI shares owned by Mr. James Kim and his family

    The creditor financial institutions have the right to terminate or modify the Workout if ASI does not fulfill the terms of the Workout, including meeting certain financial targets. In addition, the creditor financial institutions can modify the terms of the Workout upon agreement of creditor financial institutions holding at least 75% of the debt restructured under the Workout. If the creditor financial institutions subsequently terminate the Workout, the creditor financial institutions could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations and pursuing ASI's guarantees of its affiliates' debt. If this were to occur, ASI's and our businesses would be harmed.

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

14. SUBSEQUENT EVENTS

     During October 1999, the Company exchanged 6,290,930 shares of the Company's common stock for $78,290 of the Company's 5.75% convertible subordinated notes due May 1, 2003. The fair market value of the shares of common stock issued in the exchange in excess of the shares required for conversion were approximately $8,900, which will be expensed during the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of the federal securities laws, including: (1) statements regarding the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance (5) the anticipated results of the Workout, (6) statements regarding future won/dollar exchange rates, (7) statements regarding the future of our relationship with ASI, (8) our anticipated equity investment in ASI, (9) our plan to implement a Year 2000 compliance plan, (10) statements regarding the anticipated growth in demand during the fourth quarter of 1999, (11) statements regarding the expected pace of decline in average selling prices, (12) our expectations regarding the future levels of wafer fabrication revenues, (13) statements regarding our future effective tax rate, and (14) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors" and "Business." The following discussion provides information and analysis of our results of operations for the three months and nine months ended September 30, 1999 as compared to the three months and nine months ended September 30, 1998 and our liquidity and capital resources.

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

    Average selling price erosion peaked in the third quarter of 1998 and the pace of such erosion has slowed in each successive quarter. Our revenues saw significant growth during the third quarter of 1999 compared to the previous quarter. This growth in revenue was the result of a 14% increase in third quarter 1999 unit volume over the second quarter of 1999. Despite the increase in unit volumes, third quarter 1999 average selling prices declined 3% compared to average selling prices in the second quarter of 1999. Based on non-binding three-month and six-month customer demand forecasts, we expect a strong increase in demand throughout the remainder of 1999 and through the first half of 2000. As our capacity utilization increases, we expect a more normalized reduction in average selling prices.

    To meet this expected continued growth in demand, the Company is currently making capital expenditures to expand its manufacturing capacity and corresponding investments in human resources. In the near term the Company may need to expand its existing manufacturing facilities. The Company's gross margins could be negatively impacted in the short-term as we expand facilities.

    ASI's semiconductor wafer foundry has been equipped to produce approximately 17,000 wafers per month. For the last two quarters, the wafer foundry has been operating at near capacity. Accordingly, we expect revenues from this business segment to remain at current levels. The Company continues to be dependent upon one customer for all of its current wafer fabrication revenues. Changes in demand from this customer could result in significant fluctuations in wafer fabrication revenues. We expect to begin loading several new customers beginning in the fourth quarter of the year.

Relationship with ASI

    Our gross margins are significantly affected by fluctuations in service charges paid pursuant to our supply agreements with ASI. We have negotiated with ASI to maintain the current pricing through the end of 1999. During the nine months ended September 30, 1998 and 1999, we derived approximately 68% and 63% of our sales, respectively, and approximately 46%, and 42%, respectively, of our gross profit from services performed for us by ASI. In addition, ASI derives nearly all of its revenues from services sold by us. In May 1998, we acquired ASI's K4 factory. As a result, we expect these percentages to decrease in future periods.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                THREE MONTHS       NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                               --------------    --------------
                                                1998     1999     1998     1999
                                               -----    -----    -----    -----
Net revenues ...............................   100.0%   100.0%   100.0%   100.0%
Cost of revenues ...........................    83.2     80.6     83.0     83.5
                                               -----    -----    -----    -----
  Gross profit .............................    16.8     19.4     17.0     16.5
                                               -----    -----    -----    -----
Operating expenses:
  Selling, general and administrative ......     7.8      8.0      7.7      7.7
  Research and development .................     0.5      0.6      0.5      0.6
                                               -----    -----    -----    -----
     Total operating expenses ..............     8.3      8.6      8.2      8.3
                                               -----    -----    -----    -----
Operating income ...........................     8.5     10.8      8.8      8.2
                                               -----    -----    -----    -----
Other (income) expense:
  Interest expense, net ....................     0.6      3.4      1.5      2.1
  Foreign currency (gain) loss .............     0.0      0.0      0.3      0.0
  Other expense, net .......................     0.3      0.5      0.6      0.5
                                               -----    -----    -----    -----
     Total other expense ...................     0.9      3.9      2.4      2.6
                                               -----    -----    -----    -----
Income before income taxes, equity in
  income (loss) of ASI and minority interest     7.6      6.9      6.4      5.6
Provision for income taxes .................     2.2      1.7      1.5      1.5
                                               -----    -----    -----    -----
Net income .................................     5.4      5.2      4.9      4.1
Pro forma adjustment for income taxes ......     0.0       --      0.4       --
                                               -----    -----    -----    -----
Pro forma net (loss) income ................     5.4%     5.2%     4.5%     4.1%
                                               =====    =====    =====    =====

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Revenues. Net revenues for the three months ended September 30, 1999 increased $115.1 million or 29.8% to $501.8 million, compared to net revenues of $386.7 million for the three months ended September 30, 1998. Assembly and test net revenues for the three months ended September 30, 1999 increased 20.5% to $429.7 million compared to $356.6 million for the three months ended September 30, 1998. Wafer fabrication services net revenues for the three months ended September 30, 1999 increased to $72.1 million compared to $30.2 million for the same period last year.

Assembly and test unit volumes for the three months ended September 30, 1999 increased approximately 44% compared to the three months ended September 30, 1998. However, these unit volume increases were offset by significant average selling price erosion. Average selling prices for the third quarter of 1999 decreased by nearly 23% compared to average selling prices in the third quarter of 1998. Beginning in the second quarter of 1999 the rate of average selling price erosion slowed. For the quarter ended September 30, 1999 average selling prices declined by approximately 3% compared to average selling price declines of 4%, 7% and 9% in the three preceding quarters.

The wafer fabrication services net revenues currently represent full capacity of ASI's semiconductor wafer foundry. Marketing of the wafer fabrication services began in January 1998. The significant increase in revenues represents the production ramp-up of the wafer foundry, which has been producing at near full capacity since the beginning of 1999.

Gross Profit. Gross profit for the three months ended September 30, 1999 increased to $97.5 million or 19.4% of net revenues compared to $65.0 million or 16.8% of net revenues for the three months ended September 30, 1998.
The increase in gross margin percentage was primarily due to:

         - The acquisition of our K4 factory in May of 1999. Prior to the acquisition, our revenues generated from this factory were derived under our supply agreement with ASI. Accordingly the gross margins obtained from these sales were below the gross margins we would normally derive from a comparable company owned factory.

         - Increasing unit volumes permitted better absorption of our factories' substantial fixed costs resulting in a lower manufacturing cost per unit and improved gross margins.

These positive effects on our gross margin were offset by:

         - Increasing contribution to total revenues from our low margin wafer fabrication services business. Beginning in 1999, under the existing supply agreement our contractual gross margins for this business was reduced to 10% from 15% in 1998.

         - Significant average selling price erosion across all product lines

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 increased to $40.4 million or 8.0% of net revenues from $30.0 million or 7.8% of net revenues for the three months ended September 30, 1998. The increase in these costs was due to:


         - Increased costs with Company's marketing, sales and wafer fabrication departments resulting from increased headcount, and related personnel costs.

         - Increased costs at the P3 factory as it continues to increase production capacity.

         - Increased costs related to the consolidation of K4 factory operations during the second quarter of 1999 and it's general and administrative expenses, including fees paid to ASI under the transition services agreement signed by the Company and ASI in connection with the acquisition of K4.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 1999 increased to $3.0 million or 0.5% of net revenues compared to $2.1 million or 0.6% of net revenues for the three months ended September 30, 1998. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona based research facility.

Other (Income) Expense. Other expense for the three months ended September 30, 1999 increased to $19.3 million or 3.9% of net revenues compared to $3.4 million or 0.9% of net revenues for the three months ended September 30, 1998. The most significant factor effecting the increase was the increase in interest expense. As a result of the Company's acquisition of K4 in May, and the corresponding issuance of $625 million of senior and subordinated notes, interest expense increased by $14.9 million compared to the third quarter of 1998.

Income Taxes. The Company's effective tax rate for the three months ended September 30, 1999 was 25% compared to 29% for the three months ended September 30, 1998. The decrease in the effective tax rate was due to the benefit of the recently acquired K4 factory operations that are subject to a 10-year tax holiday in Korea.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenues. Net revenues for the nine months ended September 30, 1999 increased $228.5 million, or 20.0%, to $1,371.7 million from $1,143.2 million for the nine months ended September 30, 1998. Assembly and test net revenues for the nine months ended September 30, 1999 increased 5.8% to $1,160.1 million from $1,096.9 million for the nine months ended September 30, 1998. For the same nine month periods, wafer fabrication net revenues increased to $211.6 million from $46.2 million.

The increase in assembly and test net revenues was primarily attributable to significant increase in unit volumes offset by significant average selling price erosion across all product lines. The average selling price erosion was most severe in the second half of 1998 and has slowed during the first half of 1999 due to increases in product demand and decreases in excess factory capacity. Offsetting this erosion in average selling prices was an overall unit volume increase of approximately 23%. In addition, changes in the mix of product we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. During the nine months ended September 30, 1999, the Company's advanced and laminate packages, which have higher average selling prices than the Company's traditional leadframe products, accounted for 59.3% of revenues compared to 52.4% for the nine months ended September 30, 1998.

The significant increase in wafer fabrication net revenues represents the production ramp-up of the wafer foundry, which began operation in January 1998 and was not producing at near full installed capacity until the beginning of 1999.

Gross Profit. Gross profit for the nine months ended September 30, 1999 increased to $226.8 million or 16.5% of net revenues compared to $194.3 million or 17.0% of net revenues for the nine months ended September 30, 1998.

Gross margins were negatively impacted by:

         - Increasing contribution to total revenues from our low margin wafer fabrication services business. For the nine months ended September 30, 1999 wafer fabrication services net revenues represented 15.4% of total net revenues compared to 4.0% of total net revenues for the nine months ended September 30, 1998. Beginning in 1999, under the existing supply agreement our contractual gross margins for this business was reduced to 10% from 15% in 1998.

         - Significant average selling price erosion across all product lines

The negative impact on gross margins were offset by:

         - The acquisition of our K4 factory in May of 1999. Prior to the acquisition, our revenues generated from this factory were derived under our supply agreement with ASI. Accordingly the gross margins obtained from these sales were below the gross margins we would normally derive from a comparable company owned factory.

         - Increasing unit volumes during the third quarter of 1999 which permitted better absorption of our factories' substantial fixed costs resulting in a lower manufacturing cost per unit and improved gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to $105.5 million, or 7.7% of net revenues compared to $87.7 million or 7.7% of net revenues for the nine months ended September 30, 1998. The increase in these costs was due to:

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

Research and Development. Research and development expenses for the nine months ended September 30, 1999 increased to $8.1 million, or 0.6% of net revenues compared to $6.1 million, or 0.5% of net revenues for the nine months ended September 30, 1998. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona based research facility.

Other (Income) Expense. Other expenses for the nine months ended September 30, 1999 increased to $35.8 million, or 2.6% of net revenues compared to $27.4 million, or 2.4% of net revenues for the nine months ended September 30, 1998. The net increase in other expenses was primarily a result of:

         - Increase in interest expense of $12.9 million. The net increase was the result of reduced interest expense resulting from the application of IPO proceeds in May 1998 against outstanding debt, offset by increased interest expense resulting from the May 1999 issuance of high yield notes to fund the K4 acquisition.

         - Decrease in foreign exchange losses of $3.7 million resulting from the stabilization of the Philippine peso since the first quarter of 1998.

         - Decrease in other expenses as the six months ended June 30, 1998 included non-recurring charges related to bank refinancing costs and the disposal of the Company's interest in ASI in February 1998.

Income Taxes. The Company's effective tax rate for the nine months ended September 30, 1999 and 1998 was 27% and 29%, respectively (after giving effect to the pro forma adjustment for income taxes). The decrease in the effective tax rate during the nine months ended September 30, 1999 was due to the benefit of the recently acquired K4 factory operations that are subject to a 10-year tax holiday in Korea.

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

    During the second quarter of 1999, we executed a letter with ASI committing to make a $150 million equity investment in ASI. Our commitment required that we invest this amount in installments of approximately $41 million in each of 1999, 2000 and 2001 and $27 million in 2002. Our commitment to invest in ASI is subject to: (1) execution of a definitive stock purchase agreement, (2) concurrent conversion of debt by the creditor financial institutions, (3) the Workout remaining in effect and (4) the supply agreements between our company and ASI remaining in effect. Under this investment, we will purchase the ASI shares at W5,000 per share. Because our commitment is in U.S. dollars, the number of shares we would purchase will vary based on the exchange rate of Korean won to U.S. dollars. Subsequent to September 30, 1999 we made our initial investment in ASI. We purchased 10 million shares of common stock at price of 5,000 won per share, or approximately $41.6 million dollars. As a result of this investment and the conversion of debt to ASI stock by the creditor financial institutions, we now own approximately 19% of ASI.

    Our ongoing primary cash needs are for equipment purchases, factory expansion and working capital. In addition, we have funded and will continue to fund our interest in our Taiwan packaging and test joint venture out of available cash. Based on the September 30, 1999 exchange rate of $1.00 to 31.8 New Taiwan dollars, we are committed to contribute a total of approximately $20 million through the year 2000.

    Net cash provided by operating activities in the nine months ended September 30, 1999 and September 30, 1998 was $220 million and $131 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 1999 and 1998 was $592 million and $66 million, respectively.

    We continue to invest significant amounts of capital to increase our packaging and test services capacity. In the nine months ended September 30, 1999, we made capital expenditures of $176 million excluding the acquisition of K4.. We intend to spend approximately $225 million in capital expenditures in 1999, primarily for the expansion of our factories. Due to the expected growth in our business in the year 2000, we believe our capital expenditures in the year 2000 could exceed our current year capital expenditures.

    At September 30, 1999, in addition to the $625 million of senior and senior subordinated notes sold to purchase K4, our debt consisted of $15.7 million of borrowings classified as current liabilities, $10.3 million of long-term debt and capital lease obligations and $207.0 million of 5 -3/4% convertible subordinated notes due 2003. We had $103.7 million in borrowing facilities with a number of domestic and foreign banks, of which $80.8 million remained unused. Certain of the agreements with our banks require compliance with certain financial covenants, contain other restrictions and are collateralized by our assets. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 8.0% to 10.75%. Long-term debt and capital lease obligations outstanding have various expiration dates through April 2004 and bear interest at rates ranging from 5.8% to 13.8%.

    Subsequent to September 30, 1999 the holders of the Company's convertible subordinated notes exchanged convertible notes with a face value of $78 million for 6,290,930 shares of common stock. In the fourth quarter 1999, the Company will incur a non-cash charge of approximately $8.9 million representing the fair market value of the shares of common stock issued in the exchange in excess of the shares required for conversion, which represents a premium for early retirement.

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

Foreign Currency Translation Gains and Losses

    Our subsidiaries in the Philippines and Korea maintain their accounting records in U.S. dollars. All sales, the majority of all bank debt and all significant material and fixed asset purchases of such subsidiaries are denominated in U.S. dollars. As a result, the exposure of our subsidiaries in the Philippines Koreas to changes in the Philippine peso/ U.S. dollar exchange rate and the Korean won/ U.S dollar exchange rate relates primarily to certain receivables and advances and other assets offset by payroll, pension and local liabilities. To minimize our foreign exchange risk in the Philippines and Korea, we selectively hedge our net foreign currency exposure through short-term forward exchange contracts. To date, our hedging activity has been immaterial.


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

We have implemented a process to monitor and maintain our Y2K compliance. As of September 30, 1999, we have essentially completed all steps up to and including the Corrective Action Deployment phase. Currently, there are less than 20 non-critical issues worldwide that we are tracking to conclusion. Computing Systems, Facilities, and Manufacturing Equipment are under Y2K change management procedures in order to ensure that these program areas remain Y2K capable. In addition, we continue to review the status of external utilities, suppliers, and customers. Contingency plans are routinely reviewed and updated. The September 9, 1999 "key date" yielded no issues within the Amkor environment, and only one minor event was reported at a supplier location in the Philippines. Year-end "rollover" plans are in the process of being refined to help ensure that we are properly staffed and equipped to respond to Y2K issues as they may arise on January 1, 2000. Reporting our worldwide readiness status to customers, management, employees, and others is part of our rollover strategy. Structured feedback and progress updates are provided to our senior management on an ongoing basis. The status for each program area is as follows:

- Computing Systems: We believe that all critical items within our technical infrastructure are Y2K capable. Items within our technical infrastructure include servers, communications equipment, personal computers, operating systems and standard software.

- Manufacturing Equipment: Our packaging operations have completed all program steps and are Y2K capable. Our test operations, consisting of company-owned and customer-consigned equipment are estimated to be 99% capable, with corrective action deployment in its final stages. ASI's wafer fabrication services are estimated to be 99% capable, with one remaining item to be validated.

- Facilities: All factory facilities are 100% Y2K capable. Within the U.S. we are awaiting completion of backup power generation projects for two key sites, which are in their final phases. We have not received complete Y2K information on one of our non-critical leased properties, a sales office.

- External Utilities: We are assessing the on-going Y2K readiness of both public and private utilities in Korea and the Philippines. These utilities include electricity, telecommunications, water, sewer, gas and key airports used to transport products and supplies. Utilities in South Korea have reported that they are capable at this time, and we are awaiting a formal announcement from the Philippines in early November. We have developed contingency plans for all utilities, regardless of their Y2K readiness, and we will continue to review and update such plans periodically. The first version of all overseas contingency plans were completed during the second quarter of 1999.

- Supply Chain: We continue to assess the on-going Y2K readiness of our supply chain, with particular attention to direct material suppliers. Most critical direct material suppliers have been subject to a Y2K compliance audit, and all are part of a continuing review and re-scoring. We are also monitoring the readiness of freight forwarders, equipment manufacturers, local suppliers, banks, and service providers. The initial versions of our contingency plans for critical suppliers were completed during the first quarter, and are reviewed and updated periodically. Fourth quarter purchasing plans are ready for execution per the contingency planning process. The company is also monitoring the readiness and contingency planning process of its key customers.

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

Based on currently available information, we do not believe that the Y2K issues discussed above will have a material long-term adverse impact on our financial condition or results of operations. However, we cannot assure you that we will not be affected by such issues. In addition, we cannot assure you that the failure of any material supplier, utility provider, customer or other third party with whom we deal to ensure Y2K compliance will not have a material adverse effect on our financial condition or results of operations

                    FACTORS THAT MAY AFFECT OPERATING RESULTS

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

DEPENDENCE ON RELATIONSHIP WITH ASI--OUR BUSINESSES ARE CLOSELY RELATED AND FINANCIAL DIFFICULTIES FACED BY ASI MAY AFFECT OUR PERFORMANCE.

         Our business depends on ASI providing semiconductor packaging and test services and wafer fabrication services on a cost effective and timely basis. During the nine months ended September 30, 1999, we derived approximately 56% of our packaging and test net revenues from services performed for us by ASI and 100% of our wafer fabrication net revenues from services performed for us by ASI.

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

         Mr. James Kim, the founder of our company and currently our Chairman, Chief Executive Officer and largest shareholder, is the eldest son of Mr. H. S. Kim, the founder of ASI. Mr. H. S. Kim is currently the honorary Chairman and a Director of ASI. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a director of ASI. The Kim family, which collectively owns approximately approximately 7% of the outstanding common stock of ASI as of November 10, 1999, significantly influences the management of ASI. Mr. James Kim and members of his family beneficially own approximately 58.8% of our outstanding common stock as of November 10, 1999.

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

CUSTOMER CONCENTRATION--WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

         We depend on a small group of customers for a substantial portion of our net revenues. In 1996, 1997, 1998 and the nine months ended September 30, 1999, we derived 39.2%, 40.1%, 35.3% and 32.0%, respectively, of our net revenues from sales to our five largest packaging and test customers, with 23.5%, 23.4%, 20.6% and 15.6 % of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998 and the nine months ended September 30, 1999, we derived 7.4% and 15.4% of our net revenues, respectively, from wafer fabrication services, and we derived all of these revenues from Texas Instruments, Inc. ("Texas Instruments"). Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.


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

At September 30, 1999, the Company's peso based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the Company's portfolio of peso based assets at September 30, 1999, a 20 % increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $2 million, in peso based net assets.

At September 30, 1999, the Company's won based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the Company's portfolio of won based assets at September 30, 1999, a 20 % increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $1 million, in won based net assets.

INTEREST RATE RISKS

The Company has interest rate risk with respect to its investment in cash and cash equivalents, use of short-term borrowings and long-term debt, including the $206.9 million face value of convertible notes, $425 million face value of Senior Notes and $200 million face value of Senior Subordinated Notes outstanding. Overall, the Company mitigates its interest rate risks by investing in short-term investments, which are due on demand or carry a maturity date of less that three months. In addition, both the Company's short-term borrowings and long-term debt have variable rates that reflect currently available terms and conditions for similar borrowings, excluding the convertible notes, senior debt and senior subordinated debt. As the Company's convertible notes, senior debt and senior subordinated debt bear fixed rates of interest, the fair value of these instruments fluctuates with the market interest rates. The fair value of the Company's convertible notes is also impacted by the market price of the Company's common stock.

         Based on the Company's conservative policies with respect to investments in cash and cash equivalents, use of variable rate debt, and the fact the Company currently intends to pay the face value of its senior debt and senior subordinated debt upon maturity and its convertible note obligation upon maturity, unless converted, the Company believes that the potential loss in future earnings due to interest rate fluctuations is not material.

The information below summarizes the principal cash flows by expected fiscal year of maturity and fair values computed using market quotes as of September 30, 1999 for the Company's material fixed rate debt balances consisting of 9-1/4% senior notes due May 2006, 10-1/2% senior subordinated notes due May 2009 and 5-3/4%convertible notes due May 2003(See Note 14 in the Notes to Financial Statements):

------------------------------------------------------------------------------------------------------------------
                                                                                                       Fair Market
                            9/30/00   9/30/01   9/30/02    9/30/03   9/30/04   Thereafter     Total       Value
------------------------------------------------------------------------------------------------------------------
Senior Notes                   $0        $0        $0           $0      $0      $425,000    $425,000     $417,563
------------------------------------------------------------------------------------------------------------------
Senior Subordinated Notes      $0        $0        $0           $0      $0      $200,000    $200,000     $192,000
------------------------------------------------------------------------------------------------------------------
Convertible Notes              $0        $0        $0     $206,900      $0            $0    $206,900     $272,074
------------------------------------------------------------------------------------------------------------------

EQUITY PRICE RISKS

The Company's convertible notes are convertible into the Company's common stock at $13.50 per share. As stated above, the Company currently intends to pay the face value of its convertible note obligation upon maturity, unless converted. If investors were to decide to convert their investment in convertible debt to Company common stock, there would be no impact to future earnings of the Company, other than a reduction in interest expense, unless such conversion were induced by the Company. See table above for related principal cash flows and fair market value at September 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 3, 1999, Mr. Robert E Denham resigned from the Company's board of directors


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBIT
  27.1    Financial Data Schedule.

------------

(b) We filed the following reports on form 8-K during the quarter ended September 30, 1999:

         On August 2, 1999, we filed a report on form 8-K/A as amendment number 2 to form 8-K filed on April 26, 1999 which disclosed our acquisition of Anam Semiconductor Inc.'s K4 semiconductor packaging and test facility located in Kwangju Korea.

         On August 6, 1999, we filed a report on form 8-K which announced the Company's second quarter 1999 earnings


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

                                        Amkor Technology, Inc.
                                        ----------------------
                                        (Registrant)

      SIGNATURE                                TITLE                               DATE
      ---------                                -----                               ----
/s/ Kenneth T. Joyce   Chief Financial Officer (Principal Financial, Chief   November 10, 1999
--------------------   Accounting Officer and Duly Authorized Officer)
  Kenneth T. Joyce