Form 10-K405
period 1999-12-31
AMKOR TECHNOLOGY INC
filed 2000-03-30
CIK 1047127

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-29472

                             AMKOR TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                            (STATE OF INCORPORATION)

                                   23-1722724
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                             1345 ENTERPRISE DRIVE
                             WEST CHESTER, PA 19380
                                 (610) 431-9600
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                   10 1/2% SENIOR SUBORDINATED NOTES DUE 2009
                          9 1/4% SENIOR NOTES DUE 2006

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $2,879,410,475 as of March 15, 2000.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2000, was as follows: 131,010,532 shares of Common Stock, $0.001 par value.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    2
  Item 1.   BUSINESS....................................................    2
  Item 2.   PROPERTIES..................................................   19
  Item 3.   LEGAL PROCEEDINGS...........................................   20
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   20
PART II.................................................................   21
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   21
  Item 6.   SELECTED FINANCIAL DATA.....................................   22
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   24
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   42
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   43
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   81
PART III................................................................   81
  Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........   81
  Item 11.  EXECUTIVE COMPENSATION......................................   81
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   81
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   81
PART IV.................................................................   81
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   81

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

                                     PART I

ITEM 1.  BUSINESS

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance" in Item 7 of this annual report. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

     Amkor is the world's largest independent provider of semiconductor packaging and test services. We believe that we are also one of the leading developers of advanced semiconductor packaging and test technology. We offer one of the industry's broadest integrated sets of packaging and test services, which are the final procedures necessary to prepare semiconductor devices for further use. Our customers outsource the packaging and testing of semiconductor chips to us in order to benefit from our expertise in the development and implementation of packaging and test technology and our advanced manufacturing capabilities. We also market the wafer fabrication services provided by Anam Semiconductor, Inc. ("ASI"). We have more than 190 customers, including 37 of the world's 40 largest semiconductor companies, for whom we packaged more than 4.1 billion semiconductor devices in 1999. Our customers include, among others, Advanced Micro Devices, Inc., Intel Corporation, International Business Machines Corp., Lucent Technologies, Inc., Motorola, Inc., National Semiconductor Corp., Philips Electronics N.V., ST Microelectronics PTE, Infineon Technologies AG and Texas Instruments, Inc.

     We provide packaging and test services through our three factories in the Philippines and our factory in Korea known as K4, which we acquired from ASI in May 1999. We currently source additional packaging and test services from three factories, known as K1, K2 and K3, that are located in Korea and owned by ASI. We intend to purchase the K1, K2 and K3 packaging and test facilities from ASI during the second quarter of 2000 for a purchase price of approximately $950.0 million. These facilities constitute the remainder of ASI's packaging and test business.

     Our proposed acquisition of K1, K2 and K3 would eliminate our dependence on ASI for packaging and test services. In 1999, we derived 45.0% of our net revenues and 29.5% of our gross profit from sales of packaging and test services performed by ASI. Historically, we have earned higher gross margins on the packaging and test services performed by our company-owned facilities than on the packaging and test services which we outsourced to ASI.

     Following our acquisition of K1, K2 and K3, ASI's primary asset will be its wafer fabrication facility. We currently purchase all of the output from this wafer fabrication facility pursuant to a supply agreement. In 1999, we derived 15.3% of our net revenues and 8.8% of our gross profit from sales of wafer fabrication services performed for us by ASI. In October 1999, we invested $41.6 million in ASI. We intend to make an additional investment of $459.0 million in ASI. We expect ASI will use the proceeds from the sale of K1, K2 and K3 and our investment to repay outstanding bank debt and for general corporate purposes. We intend to finance the purchase of K1, K2 and K3 and the investment in ASI with approximately $750.0 million of new secured bank debt, $410.0 million from a private placement of our Series A preferred stock, cash on hand and the proceeds from an offering of $225.0 million convertible subordinated notes ($258.8 million inclusive of the exercised over-allotment option).

     Since April 1999, ASI has been subject to a debt restructuring arrangement with its Korean creditor banks known as a "workout." ASI is negotiating with its creditor banks to terminate its workout in connection with our proposed acquisition of K1, K2 and K3 and our proposed investment in ASI. ASI currently anticipates that its creditor banks will convert up to W150 billion (approximately $132 million) of ASI's debt into equity of ASI, in addition to approximately W98 billion (approximately $82 million) of debt that was converted into equity in October 1999. ASI is negotiating with its creditor banks to obtain further concessions relating to its debt. In October 1999, we purchased 10 million shares of ASI's common stock at a price of W5,000 per share for approximately $41.6 million. As a result of this investment and the conversion of ASI's debt to equity by the creditor banks, we now own approximately 18% of ASI's voting stock. If our proposed investment in ASI and the additional conversion of debt to equity by ASI's creditor banks are completed, we expect to own approximately 43% of ASI's outstanding voting stock, we expect Mr. James Kim, our Chairman and CEO, and members of his family to beneficially own approximately 6% of ASI's outstanding voting stock and we expect ASI's creditor banks to own approximately 34% of ASI's outstanding voting stock. In addition, Mr. Kim and members of his family will beneficially own approximately 51% of our outstanding common and preferred voting stock.

     Through our acquisition of K1, K2 and K3 and our investment in ASI, we expect to be better positioned to capitalize on the anticipated growth in the semiconductor industry and the increasing outsourcing of packaging and test services by semiconductor manufacturers.

INDUSTRY BACKGROUND

     Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been three important consequences: (1) an increase in demand for computers and related products due to declining prices for such products, (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, communications equipment and automotive systems and (3) an increase in the number of semiconductor devices in electronic products. According to industry estimates, the worldwide semiconductor market has expanded at a compound annual growth rate of 13.0% over a period of six years from $65.3 billion in 1992 to $136.2 billion in 1998 and is expected to increase from $155.4 billion in 1999 to $250.8 billion by 2002.

TRENDS TOWARD OUTSOURCING

     Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on independent providers to handle overflow volume. Today, semiconductor companies are increasingly outsourcing their packaging and testing to independent providers for the following reasons:

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

  The availability of high quality independent packaging and testing allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication rather than semiconductor packaging and testing.

     As the cost to build a new wafer fabrication facility has increased to over $1 billion, semiconductor companies are choosing to focus their capital resources on core wafer fabrication activities. As a result, semiconductor companies are outsourcing to independent packaging and test providers who have the ability to invest the capital needed to develop new packaging and test capacity.

  There is a growing number of semiconductor companies without factories, known as "fabless" companies, that outsource all of the manufacturing of their semiconductor designs.

     Fabless semiconductor companies focus exclusively on the semiconductor design process and outsource virtually every significant step of the semiconductor manufacturing process. According to industry estimates, revenues of fabless semiconductor companies as a percentage of the worldwide semiconductor industry are forecasted to grow from 6.8% in 1998 to 9.8% by 2003. We believe that fabless semiconductor companies will continue to be a significant driver of growth in the independent packaging and test industry.

     These outsourcing trends, combined with the growth in the number of semiconductor devices being produced and sold, are increasing demand for independent packaging and test services. Today, nearly all of the world's major semiconductor companies use independent packaging and test service providers for at least a portion, if not all, of their packaging and test needs. According to industry estimates, the worldwide semiconductor packaging and test market was $21.7 billion in 1999, of which $6.4 billion, or 29.3% was outsourced. Additionally, industry estimates provide that the worldwide semiconductor packaging and test market will reach $32.8 billion by 2002, of which $11.2 billion, or 34.1%, will be outsourced.

     Certain of the same forces driving the growth of independent packaging and testing are also driving demand for independent wafer fabrication services. Many semiconductor companies are outsourcing some or all of their wafer fabrication needs because the cost to build new wafer foundries has been rising steadily. This is particularly true for newer, smaller geometry technologies which cannot be produced in many semiconductor companies' existing wafer foundries. As the demand for semiconductor devices with smaller geometries increases, we believe semiconductor companies will increasingly utilize independent wafer manufacturers.

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

     Leverage Scale and Scope of Packaging and Test Capabilities. We are committed to expanding both the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost-effective solutions to our customers in the following ways:

     - We have the capacity to absorb large orders and accommodate quick turn-around times;

     - We use our size and industry position to obtain low pricing on materials and manufacturing equipment; and

     - We offer an industry-leading breadth of packaging and test services and can serve as a single source for many of our customers.

     Maintain Our Technology Leadership. We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capability and joint development activities with ASI in Korea through the following activities:

     - We are collaborating with customers to gain access to technology roadmaps for the next generation of semiconductor designs;

     - We are collaborating with companies, such as Compaq Computer Corporation, Ericsson Corporation, and Nokia Group, which purchase semiconductor devices from our customers, to design new packages that function with the next generation of electronic products; and

     - We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others: we and Sharp Corporation have entered into a strategic alliance to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their BGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation.

     Provide an Integrated, Turnkey Solution. We are able to provide a complete turnkey solution comprised of semiconductor wafer fabrication, packaging and test services. We believe that this will enable customers to achieve faster time to market for new products and reduce manufacturing costs.

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

     Pursue Selective Acquisitions and Strategic Relationships. We are evaluating candidates for strategic acquisitions and joint ventures to strengthen our core business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging factories of semiconductor manufacturers. We intend to structure any such acquisition to include long-term supply contracts with the seller. In addition, by establishing joint ventures, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services. For example, in October 1998, we entered into a joint venture with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., Scientek International Investment Co. Ltd. and Chinfon Semiconductor & Technology Company to build a packaging and test factory in Taiwan, a market with significant demand in which we currently have few customers.

COMPETITIVE STRENGTHS

     Leading Industry Position. We are the world's largest independent provider of semiconductor packaging and test services. We have increased our revenues and built our leading position through: (1) one of the industry's broadest offerings of packaging and test services, (2) expertise in the development and implementa-tion of packaging and test technology, (3) long-standing relationships with our customers and (4) advanced manufacturing capabilities.

     Broad and Integrated Packaging and Test Services. With over 1,000 different package types, we offer one of the semiconductor industry's broadest lines of packaging and test services. We provide customers with a wide array of packaging alternatives including mature leadframe packages and newer advanced leadframe and laminate packages. We also offer an extensive line of services to test digital logic, analog and mixed signal semiconductor devices. We believe that the breadth of our packaging and test services is important to customers seeking to reduce the number of their suppliers.

     Leading Technology Innovator. We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed state-of-the-art thin package formats and laminate packages including our PowerQuad(R), Super BGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have 125 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs. We also participate in joint development activities with ASI's research and development staff in Korea.

     Long-standing Relationships with Prominent Semiconductor Companies. Our customer base consists of more than 190 companies, including 37 of the world's 40 largest semiconductor companies. In our 32-year operating history, we have developed long-standing relationships with many of our customers. We have served each of our ten largest customers, based on our 1999 net revenues, for more than ten years.

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

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               1997               1998               1999
                                          ---------------    ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Traditional leadframe...................  $  834     57.3%   $  603     41.5%   $  560     34.6%
Advanced leadframe......................     312     21.4       343     23.6       412     25.5
Laminate................................     251     17.3       438     30.2       561     34.7
Test and other..........................      59      4.0        68      4.7        84      5.2
                                          ------    -----    ------    -----    ------    -----
     Total packaging and test net
       revenues.........................  $1,456    100.0%   $1,452    100.0%   $1,617    100.0%
                                          ======    =====    ======    =====    ======    =====

     In addition, we had $116 million and $293 million of net revenues from wafer fabrication services in 1998 and 1999, respectively.

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

                              NUMBER
PACKAGE FORMAT               OF LEADS           DESCRIPTION                   END USES
--------------               --------           -----------                   --------
Plastic Dual In-line
  Package -- PDIP..........     8-48    General purpose plastic      Games, telephones,
                                        package used in consumer     televisions, audio
                                        electronic products          equipment and computer
                                                                     peripherals

Shrink PDIP -- SPDIP.......    30-64    General purpose plastic      Games, telephones,
                                        packages used in consumer    televisions, audio
                                        electronic product           equipment and computer
                                                                     peripherals

Hermetic...................   Custom    Ceramic package used in      Military, space and
                                        high-reliability             commercial aviation
                                        applications                 products
Plastic Leaded Chip
  Carrier -- PLCC..........    20-84    Package with leads on two    Copiers, printers,
                                        sides used in a consumer     scanners, desktop personal
                                        electronics and products in  computers, electronic games
                                        which the size of the        and monitors
                                        package is not vital
Small Outline Integrated
  Circuit -- SOIC..........     8-44    Small leadframe package      Pagers, cordless
                                        designed for applications    telephones, fax machines,
                                        requiring low height         copiers, printers, computer
                                                                     peripherals, audio and
                                                                     video products and
                                                                     automotive systems

                              NUMBER
PACKAGE FORMAT               OF LEADS           DESCRIPTION                   END USES
--------------               --------           -----------                   --------
Metric Quad Flat Package --
  MQFP.....................   44-304    Package with leads on four   Desktop personal computers,
                                        sides designed for advanced  consumer and industrial
                                        processors, controllers,     products, commercial and
                                        digital signal processors    office equipment and
                                        (DSPs) and application       automotive systems
                                        specific integrated
                                        circuits (ASICs)

PowerQuad(R)...............   64-304    Higher-performance,          High-performance computers
                                        thermally-enhanced quad      such as workstations and
                                        flat package (QFPs)          servers, disk drives,
                                                                     central processing units
                                                                     (CPUs), audio
                                                                     telecommunications
                                                                     products,
PowerSOP(R)................     8-36    Higher-performance,          Pagers, disk drives,
                                        thermally-enhanced SOIC      wireless telecommunications
                                        package                      products, automotive
                                                                     systems and industrial
                                                                     products

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

                              NUMBER
PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
--------------               --------          ------------                   --------
Thin Quad Flat Package --
  TQFP.....................   32-176    Designed for lightweight,    Laptop computers, desktop
                                        portable electronics         personal computers, disk
                                        requiring broad performance  drives, office equipment,
                                        characteristics              audio and video products
                                                                     and telecommunications and
                                                                     wireless telecommunications
                                                                     products
Thin Small Outline
  Package -- TSOP..........    28-48    Package designed for high-   Laptop computers, desktop
                                        volume production of low     personal computers, still
                                        lead-count memory devices    and video cameras, and
                                        such as FLASH, SRAM and      standard connections for
                                        DRAM                         peripherals to computers
                                                                     (PCMCIA)
Thin Shrink Small Outline
  Package -- TSSOP.........     8-80    Smaller version of TSOP      Disk drives, recordable
                                        designed for logic and       optical disks, audio and
                                        analog devices and memory    video products, consumer
                                        devices such as FLASH,       electronics and
                                        SRAM, EPROM, EEPROM and      telecommunications products
                                        DRAM

                              NUMBER
PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
--------------               --------          ------------                   --------
Shrink Small Outline
  Package -- SSOP..........     8-56    Smallest of the SOP          Pagers, disk drives,
                                        packages designed for        portable audio and video
                                        portable products which      products and wireless
                                        require reduced size and     telecommunications products
                                        weight

MicroLeadframe(TM).........     4-72    Package designed for low     Telecommunications and
                                        lead-count devices           wireless telecommunications
                                        requiring reduced size and   products and personal
                                        improved thermal and         digital assistants (PDAs)
                                        electrical performance

ePad(TM), ExposedPad(TM)...    8-208    Thermally and electrically-  Pagers, disk drives and
                                        enhanced TQFP and TSSOP      wireless telecommunications
                                        packages                     products

Multi-Chip Package -- MCP..     8-44    Package designed to          FLASH memory devices, audio
                                        integrate two or more dice   and video products,
                                        to maximize their operating  portable consumer
                                        performance                  electronics,
                                                                     telecommunications and
                                                                     wireless telecommunications
                                                                     products and electronic
                                                                     automotive components

  Laminate Packages

     The laminate family is our newest package offering. This family employs the ball grid array design which utilizes a plastic or tape laminate substrate rather than a leadframe substrate and places the electrical connections on the bottom of the package rather than around the perimeter.

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

     Our first package format in this family was the plastic ball grid array
(PBGA). We have subsequently designed or licensed additional ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing. These new laminate products include:

     - SuperBGA(R), which includes a copper layer to dissipate heat and is designed for low-profile, high-power applications;

     - BGA(R), which is designed to be approximately the same size as the chip and uses a thinner tape substrate rather than a plastic laminate substrate; and

     - ChipArray(R) BGA, which allows the package to be as small as 1.5 mm larger than the chip itself.

     We are currently designing and implementing extensions of existing ball grid array packages, such as ChipArray(R) BGA, TapeSuperBGA(R), TapeArray(TM) BGA and WaferScale Chip Scale Package, to further reduce package size and increase manufacturing efficiency.

     The following table presents our laminate packages, including the number of leads and the description of and end uses for each package format.

                              NUMBER
PACKAGE FORMAT               OF LEADS           DESCRIPTION                   END USES
--------------               --------           -----------                   --------
Plastic Ball Grid Array --
  PBGA.....................  119-580    Ball grid array package      Laptop computers, disk
                                        designed for applications    drives, video cameras,
                                        which require high           global positioning systems
                                        performance                  (GPS), wireless
                                                                     telecommunications products
                                                                     and standard connections
                                                                     for peripherals to
                                                                     computers (PCMCIA)

SuperBGA(R)................  168-600    Higher-performance,          Laptop and palmtop
                                        thermally-enhanced BGA       computers, personal digital
                                        package designed for         assistants (PDAs), video
                                        digital signal processors    graphical user interfaces
                                        (DSPs), application          (video GUI), central
                                        specific integrated (ASICs)  processing units (CPUs)and
                                        and microprocessors          wireless telecommunications
                                                                     products circuits

fleXBGA(R).................  132-672    Low-profile package          Laptop computers, disk
                                        designed to support a        drives, pagers, video
                                        densely-packed ball grid     products and wireless
                                        array for high lead count    telecommunications products
                                        devices

Micro Ball Grid Array --
  BGA(R)...................    8-100    Package approximately the    Laptop and palmtop
                                        size of the die designed     computers, disk drives,
                                        for applications which       personal digital assistants
                                        require small size and       (PDAs), video products,
                                        light weight such as memory  portable consumer products
                                        devices, including FLASH,    and wireless telecommunica-
                                        SRAM and Rambus DRAM,        tions products
                                        microprocessors, and
                                        applications specific
                                        integrated circuits (ASICs)

ChipArray(R) BGA...........    8-208    Extension of PBGA package    Laptop and palmtop
                                        designed for logic, analog   computers, personal digital
                                        and memory devices and       assistants (PDAs), global
                                        application specific         positioning systems (GPS),
                                        integrated circuits (ASICs)  telecommunications and
                                                                     wireless telecommunications
                                                                     products

TapeSuperBGA(R)............  256-696    Extension of SuperBGA(R)     High-performance computers
                                        package designed for high    such as workstations and
                                        lead count devices           servers, data communication
                                                                     products and internet
                                                                     routers

TapeArray(TM) BGA..........   48-256    Extension of fleXBGA(R)      Palmtop computers, disk
                                        package designed for logic,  drives, personal digital
                                        analog and memory devices    assistants (PDAs), global
                                        and application specific     positioning systems (GPS),
                                        integrated circuits (ASICs)  digital consumer
                                                                     electronics and wireless
                                                                     telecommunications products
WaferScale Chip Scale
  Package -- wsCSP(TM).....   40-200    Extension of BGA(R) package  Laptop and palmtop
                                        designed for logic and       computers, personal digital
                                        memory devices and other     assistants (PDAs) and
                                        low lead counts devices      telecommunications and
                                                                     wireless telecommunications
                                                                     products

                              NUMBER
PACKAGE FORMAT               OF LEADS           DESCRIPTION                   END USES
--------------               --------           -----------                   --------
Flip Chip BGA..............  36-1900    Package with latest          High-performance computers
                                        interconnect technology      such as workstations and
                                        that delivers improved       servers, data
                                        electrical performance to    communications products and
                                        devices requiring a large    internet routers
                                        number of leads in a small
                                        package
Multi-Chip Package PBGA --
  MCP PBGA.................  119-456    Extension of PBGA package    Modems, wireless
                                        designed to integrate two    telecommunications products
                                        or more logic, analog and    and electronic automotive
                                        memory devices and           components
                                        application specific
                                        integrated circuits (ASICs)
                                        to maximize their operating
                                        performance

VisionPak(TM)..............     8-48    Ceramic ball grid array      Bar code scanners, digital
                                        package in or which          still cameras, digital
                                        photographic-quality glass   video conferencing and
                                        is custom mounted above the  electronic toys
                                        die

  Test Services

     We also provide our customers with services to test the specifications of semiconductor devices. We have the capability to test digital logic, analog and mixed signal products. The combination of our test operations together with ASI's test operations, which we will acquire when we acquire K1, K2 and K3, comprises one of the largest independent test operations in the world. Although test services accounted for only 4.7% and 5.2% of our net revenues and were performed on only 14% and 17% of the total units shipped in 1998 and 1999, respectively, we believe that our ability to provide both packaging and test services at the same location provides us with a competitive advantage.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility. Using .25 micron and .18 micron CMOS process technology provided by Texas Instruments, this facility currently has a capacity to produce 18,000 eight-inch wafers per month. ASI is in the process of expanding the capacity of the facility to produce 30,000 wafers per month by the end of 2000. The wafer fabrication facility primarily manufactures digital signal processors ("DSPs"), application-specific integrated circuits ("ASICs") and other logic devices, which are found in many advanced electronic products.

     We plan to continue to focus our semiconductor technology development efforts to serve the high-performance digital logic market. However, as technological capability evolves and the need for new CMOS designs arises, we anticipate adding embedded memory and special analog functionality to our core CMOS technology.

     We can provide a complete turnkey solution comprised of wafer fabrication, packaging and test services. We believe that this will enable customers to achieve faster time to market for new products and reduce manufacturing costs.

  Agreements With ASI and Texas Instruments

     Texas Instruments and our company have entered into a Manufacturing and Purchase Agreement pursuant to which Texas Instruments has agreed to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances has the right to purchase 70% of the wafer fabrication facility's capacity.

     The Texas Instruments Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless it has been previously terminated. The agreement may be terminated upon, among other things: (1) the consent of ASI, Texas Instruments and our company, (2) a material breach by ASI, Texas Instruments or our company, (3) the failure of ASI to protect Texas Instruments' intellectual property and (4) a change of control, bankruptcy, liquidation or dissolution of ASI. The agreement may also be terminated by ASI or Texas Instruments on two years' notice if they cannot successfully negotiate an agreement to govern ASI's use of Texas Instruments' next-generation CMOS process technology prior to September 30, 2000. During any such two-year notice period, Texas Instruments will only be obligated to purchase a minimum of 20% of the wafer fabrication facility's capacity.

     Under the Texas Instruments Technology Agreements, ASI has a license to use Texas Instruments' technology only to provide wafer fabrication services to Texas Instruments. For more information regarding the risks to our company of this relationship and ASI's limited technology license, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance" in Item 7 of this annual report.

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus on developing new package designs and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success factors in the semiconductor packaging and test market and believe that we have a distinct advantage in this area.

     We employ approximately 125 persons in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 1997, 1998 and 1999, we spent $8.5 million, $8.3 million and $11.4 million, respectively, on research and development. We expect to continue to invest in research and development.

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

     - We and Sharp Corporation have entered into a strategic alliance to promote chip scale packaging with fleXBGA(R), a package which is also only slightly larger than the chip itself. The size of this package is ideal for portable electronic products, and the flexible tape substrate enables the package to support a denser ball grid array configuration and thus more complex semiconductor devices.

     - We have licensed from Tessera, Inc. the technology for its BGA design, a package which is only slightly larger than the chip itself. Rambus Inc., a fabless semiconductor company, has adopted the BGA(R) package as the preferred package for their Rambus DRAM(R) (RDRAM(R)) designs. Rambus Inc. has developed a technology that increases the speed of semiconductor memory devices and has licensed this technology to leading DRAM manufacturers.

     - We have also licensed "flip chip" package design technology from LSI Logic Corporation. Using flip chip technology, we design packages that support the highest number of leads available because we attach the input/output terminals on the chip directly to the leads on the substrate thereby eliminating the need for delicate wire bonds. The flip-chip package can support semiconductor devices with more than 1,000 leads.

MARKETING AND SALES

     We sell our packaging and test services and wafer fabrication services to our customers and support them through a network of international offices. To better serve our customers, our offices are located near our largest customers or near a concentration of several of our customers. Our office locations include sites in the U.S. (Austin, Texas; Boise, Idaho; Chandler, Arizona; Dallas, Texas; Santa Clara, California; and West Chester, Pennsylvania), France, Singapore, Taiwan, the Philippines, Japan and Korea. We have historically derived a substantial majority of our net revenues from U.S.-based customers.

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

     We are implementing direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information. These links connect our customers to our sales and marketing personnel worldwide and to our factories in the Philippines and in Korea (including K1, K2 and K3 following our acquisition of these factories).

CUSTOMERS

     We currently have more than 190 customers, and our customers include many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 1999:

Adaptec, Inc.
Advanced Micro Devices, Inc.
Agilent Technologies
Alcatel Mietec
Altera Corporation
American Micro Systems, Inc.
Analog Devices, Inc.
Atmel Corporation
Cirrus Logic
Conexant
Cypress Semiconductor Corp.
Dallas Semiconductor
Ericsson Components AB
Fairchild Semiconductor Corporation
IC Works Inc.
Infineon Technologies AG
Information Storage Devices Inc.
Integrated Circuit Systems, Inc.
Integrated Device Technology, Inc.
Intel Corporation
International Business Machines Corp.
International Rectifier
Intersil Corporation
Lattice Semiconductor Corporation
Level One Communications, Inc.
LSI Logic Corporation
Lucent Technologies, Inc.
Maxim Integrated Circuits
Microchip Technology Inc.
Mitel Semiconductor
Motorola, Inc.
National Semiconductor Corp.
NEC Corporation Ltd.
NeoMagic Corporation
Nortel Networks
Nvidia Corporation
ON Semiconductor
Philips Electronics
R.F. Micro Devices
Robert Bosch GmbH
S3 Incorporated
Siera Semiconductor Corporation
Silicon Storage Technology, Inc.
ST Microelectronics PTE
Taiwan Semiconductor
Texas Instruments, Inc.
Toshiba
VTC Inc.
Xilinx, Inc.
Zilog Electronics

     Our five largest packaging and test customers collectively accounted for approximately 40.1%, 35.3% and 30.6% of our net revenues in 1997, 1998 and 1999, respectively. We anticipate that, for the foreseeable future, our top five customers will continue to account for a substantial percentage of our net revenues. In addition, during 1998 and 1999, we derived 7.4% and 15.3%, respectively of our net revenues from wafer fabrication services, and we derived all of these revenues from Texas Instruments.

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

     For a discussion of additional risks associated with our materials and equipment suppliers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance" in Item 7 of this annual report.

ENVIRONMENTAL MATTERS

     For a discussion of the environmental issues and risks facing us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating
Performance -- Environmental Regulations" in Item 7 of this annual report.

COMPETITION

     The independent semiconductor packaging and test market is very competitive. This sector is comprised of approximately 40 companies.

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

     The independent wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with independent semiconductor wafer foundries, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. We also expect to compete with device manufacturers that provide semiconductor wafer fabrication facility services for other semiconductor companies, such as LG Semicon Co., Ltd., Hitachi, Ltd., Toshiba Corp. and Winbond Electronics Corporation. Each of these independent semiconductor wafer foundries, and many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company.

     The principal elements of competition in the wafer fabrication facility market include: (1) technical competence, (2) new semiconductor wafer design and implementation, (3) manufacturing yields, (4) manufacturing cycle times, (5) customer service and (6) price. As with the independent semiconductor packaging market, we believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

     We currently hold 68 U.S. patents, 35 of which are held jointly with ASI, related to various semiconductor packaging technologies. These patents will expire at various dates from 2012 through 2018. We also have 102 pending patent applications and are preparing an additional 27 patent applications for filing. With respect to development work undertaken jointly with ASI, we share intellectual property rights with ASI under the terms of the supply agreements between our company and ASI. The supply agreements provide for the cross-licensing of intellectual property rights between our company and ASI. In connection with the acquisition of K1, K2 and K3 from ASI we will acquire all of ASI's patents, patent applications and other intellectual property rights related to its packaging and testing business. We also enter into agreements with other developers of packaging technology to license or otherwise obtain certain process or packaging technologies.

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

EMPLOYEES

     As of December 31, 1999, we had approximately 13,285 full-time employees. Of these employees, 11,620 were engaged in manufacturing, 1,060 were engaged in manufacturing support, 125 were engaged in research and development, 270 were engaged in marketing and sales and 210 were engaged in finance, business management and administration. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. In connection with the acquisition of K1, K2 and K3, we expect to hire an additional 6,600 employees currently working at K1, K2 and K3. Certain of the employees at K1, K2 and K3 are members of a union, and all employees at these factories are subject to collective bargaining agreements.

CORPORATE HISTORY

     Amkor Technology Inc. was formed in September 1997 to consolidate the ownership of the following interdependent companies which were involved in the same business under the direction of common management (the "Reorganization"):

     - AEI and its subsidiaries Amkor Receivables Corp., which purchases our accounts receivable under an accounts receivable financing arrangement, and Amkor Wafer Fabrication Services SARL, which provides various technical support for CIL Limited's ("CIL") wafer fabrication services customers in Europe and Asia;

     - T.L. Limited ("TLL") and its subsidiary CIL, which markets our services to semiconductor companies in Europe and Asia;

     - Amkor/Anam EuroServices S.A.R.L. ("AAES"), which provides various technical and support services for CIL's packaging and test customers;

     - Amkor/Anam Advanced Packaging, Inc. ("AAAP"), Amkor/Anam Pilipinas, Inc. ("AAP") and AAP's subsidiary Automated MicroElectronics, Inc. ("AMI"), each of which provides manufacturing services; and

     - AK Industries, Inc. ("AKI") and its subsidiary, Amkor-Anam, Inc., which provides raw material purchasing and inventory management services.

     Subsequent to the Reorganization, we created additional subsidiaries and reorganized the ownership structure of several of our subsidiaries.

OUR ACQUISITION OF ASI'S PACKAGING AND TEST BUSINESS AND INVESTMENT IN ASI

PROPOSED ACQUISITION

     We have agreed with ASI, subject to certain conditions, to purchase ASI's packaging and test business, which consists primarily of its K1, K2 and K3 factories. The purchase price for these assets will be approximately $950.0 million. The table below provides selected information about these factories:

                                                        APPROXIMATE
                                                       FACTORY SIZE
FACTORY                    LOCATION       EMPLOYEES    (SQUARE FEET)               SERVICES
-------                    --------       ---------    -------------               --------
K1....................  Seoul, Korea        3,300         646,000       lead frame packaging and
                                                                        package and process development
K2....................  Pucheon, Korea      1,800         264,000       lead frame and laminates
                                                                        packaging services
K3....................  Pupyong, Korea      1,500         404,000       advanced lead frame packaging
                                                                        and test services

     In connection with our acquisition of K1, K2 and K3, we will acquire all of ASI's patents, patent applications and other intellectual property rights related to its packaging and test business. We also plan to retain the approximately 6,600 Korean employees currently working at K1, K2 and K3. We intend to complete the acquisition during the second quarter of 2000.

PROPOSED INVESTMENT

     In October 1999, we purchased 10 million shares of ASI's common stock at a price of (Won)5,000 per share for approximately $41.6 million. As a result of this investment and the conversion of ASI's debt to equity by ASI's creditor banks, we now own approximately 18% of ASI's voting stock. We have also agreed to make a $459.0 million additional investment in ASI, subject to certain conditions. We have agreed to invest $309.0 million of this additional investment at the time we acquire K1, K2 and K3, with the remaining $150.0 million to be invested in three installments: $30.0 million by June 30, 2000, $60.0 million by August 31, 2000 and $60.0 million by October 31, 2000. However, we have the right to accelerate this investment. Of this $459.0 million investment, $109.0 million will be invested at a purchase price of (Won)8,000 per share and the remaining $350.0 million will be invested at (Won)18,000 per share. As of February 28, 2000, the closing price of ASI's common stock on the Korea Stock Exchange was (Won)10,100 per share. As of March 16, 2000, the closing price of ASI's common stock on the Korea Stock Exchange was (Won)15,650. Our investment will fulfill our prior obligation to invest $150.0 million in ASI. Based upon an exchange rate of (Won)1,135 per $1.00 at December 31, 1999, we would purchase a total of approximately 37.5 million shares for this $459.0 million investment in ASI. If we acquire this number of shares of ASI's common stock, assuming ASI's creditor banks convert an additional (Won)150 billion (approximately $132 million) of their ASI debt to equity in connection with our acquisition and investment, we will own approximately 43% of ASI's outstanding voting stock.

PROPOSED FINANCING

     We intend to finance the purchase of K1, K2 and K3 and the investment in ASI with the proceeds of an offering of $225.0 million convertible subordinated notes, ($258.8 million inclusive of the exercised over-allotment option) our proposed private placement of Series A preferred stock, approximately $750.0 million of new secured bank debt and cash on hand.

     In November 1999, we secured a commitment from a group of institutional investors to provide $410.0 million in equity financing for use in connection with our proposed acquisition of K1, K2 and K3. If we consummate our acquisition of K1, K2 and K3, we would issue to these investors a total of 2,050,000 shares of Series A preferred stock, convertible into an aggregate of 20,500,000 shares of our common stock. In addition, we would issue warrants for an aggregate of 3,895,000 shares of our common stock with a strike price of $27.50 per share to the Series A preferred stock investors. These warrants would expire four years after the date we issue them.

     We expect to borrow $750.0 million under a new $850.0 million secured credit facility, consisting of $650.0 million of term loans and $100.0 million drawn under the $200.0 million revolving credit line included as part of this credit facility. We are currently in the process of negotiating the terms of the facility to be provided by a syndicate of institutional lenders. The initial borrowing under the facility will be subject to the consummation of our proposed acquisition of K1, K2 and K3 and other related transactions. The facility will provide for amortization of the drawn amount over a five to five and one-half year period and quarterly principal and interest payments. We will be required to make mandatory prepayments under the facility out of a portion of any excess cash flow, the net proceeds of any asset sales and the net proceeds of any issuance of debt or equity securities, subject to certain exceptions. We expect that the agreement governing the facility will include certain financial covenants, as well as covenants restricting our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. We expect that our obligations under the facility will be guaranteed by certain of our subsidiaries and will be secured by a pledge of the domestic assets of our company and our subsidiaries, a pledge of the shares of certain of our subsidiaries and a pledge of certain intercompany indebtedness.

     The closing of our proposed private placement of Series A preferred stock and our proposed new secured bank financing is expected to take place concurrently with, and is conditioned upon, the closing of our acquisition of K1, K2 and K3 and our investment in ASI. We cannot assure you that any of these transactions will occur. For information on the risks we face if these transactions do not occur, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance" in Item 7 of this annual report. If our proposed acquisition is not consummated in all material respects by August 31, 2000, holders of the new convertible subordinated notes will have the right to require us to repurchase their notes.

RELATIONSHIP WITH ASI

     ASI is a Korean company engaged primarily in providing semiconductor packaging and test services and wafer fabrication services. ASI currently operates three semiconductor packaging and test factories in Korea, K1, K2 and K3, which we plan to acquire. ASI also operates a semiconductor wafer fabrication facility in Korea. In addition, ASI has a number of direct and indirect subsidiaries, including Anam Engineering and Construction Co., Ltd., which is currently subject to corporate reorganization proceedings in Korea. If we complete our acquisition of K1, K2 and K3 from ASI, ASI's business will consist primarily of, and ASI will derive substantially all of its revenues from, the sale of wafer fabrication services to us. We, in turn, will continue to derive all of our wafer fabrication revenues from wafer fabrication services performed for us by ASI.

     We have a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a Director of ASI. For the years ended December 31, 1997, 1998 and 1999, we derived 68%, 69%, and 60% of our net revenues and 42%, 49% and 38% of our gross profit from sales of services performed for us by ASI.

     Under our current supply agreements with ASI, we have a first right to substantially all of its packaging and test services and the exclusive right to all of the output of its semiconductor wafer fabrication facility. In May 1999, we purchased the K4 packaging and test factory from ASI for $575.0 million plus the assumption of approximately $7.0 million of employee benefit liabilities. Following our acquisition of K1, K2 and K3 from ASI, our supply agreement with ASI relating to packaging and test services will terminate, and we expect to continue to purchase all of ASI's semiconductor wafer output.

ASI DEBT RESTRUCTURING

     ASI has been severely affected by the economic crisis in Korea beginning in late 1997. ASI historically operated with a significant amount of debt relative to its equity. The economic crisis in Korea led to sharply higher interest rates and significantly reduced opportunities for refinancing maturing debts. Because ASI maintained a substantial amount of short-term debt, its inability to refinance this debt created a liquidity crisis for ASI. In addition to its own leveraged financial position, ASI guarantees certain debt obligations of its affiliates, many of which have encountered financial difficulties as a result of the Korean economic crisis.

     In October 1998, ASI announced that it had commenced negotiations with its Korean creditor banks to enter into a debt restructuring arrangement known as a "workout." ASI's workout was arranged under an accord among Korean creditor banks to assist in the restructuring of Korean businesses and did not involve the judicial system. The workout became effective in April 1999 and includes the following arrangements:

     - ASI was permitted to defer repayment on principal of ordinary loans until December 31, 2003.

     - ASI was permitted to defer repayment of principal under capital leases until December 31, 1999, with payments of principal to resume under a seven-year installment plan thereafter.

     - ASI was permitted to defer the maturity of its won-denominated debentures for an additional three-year term after scheduled maturity dates.

     - ASI was permitted to make no interest payments on ordinary loans until December 31, 1999.

     - The creditor banks reduced interest rates on ASI's remaining outstanding won-denominated ordinary loans to 10% or the prime rate of each creditor bank, whichever was greater.

     - ASI was given a grace period until December 31, 2003 against enforcement of guarantees made by ASI for liabilities of ASI's affiliates. In addition, interest was not to accrue on guaranteed obligations during this period.

     - For the duration of the workout, the creditor banks were to be entitled to vote the ASI shares owned by Mr. James Kim and his family.

     - The creditor banks agreed to convert (Won)250 billion (approximately $208 million) of their ASI debt into (1) equity in the amount of (Won)122.3 billion (approximately $102 million), (2) five-year non-interest bearing convertible debt in the amount of (Won)108.1 billion (approximately $90 million) and (3) non-interest bearing loans in the amount of (Won)19.6 billion (approximately $16 million), provided that we made a $150.0 million equity investment in ASI.

     In October 1999, the creditor banks converted (Won)98 billion (approximately $82 million) of ASI debt held by them into ASI stock. As a result, ASI's creditor banks now own approximately 36% of ASI's voting stock. Also in October 1999, we made a (Won)50 billion (approximately $41.6 million) equity investment in ASI, fulfilling the first installment of our commitment to invest $150.0 million in ASI in connection with ASI's workout.

     ASI is currently in negotiations with its Korean creditor banks to arrange the termination of its workout in connection with our proposed acquisition of the K1, K2 and K3 factories and our proposed investment in ASI. Specifically, ASI plans to repay (Won)1,088 billion (approximately $959 million) of its outstanding debt using the proceeds from its sale of K1, K2 and K3 and our investment. ASI currently anticipates that its creditor banks will convert up to an additional (Won)150 billion (approximately $132 million) of ASI's debt into equity concurrent with our proposed acquisition. ASI is negotiating with its creditor banks to obtain further concessions relating to its debt. Following the conversion of ASI's debt to equity by ASI's creditor banks and our investment in ASI, ASI's creditor banks will own approximately 34% of ASI's outstanding voting stock.

RELATIONSHIP WITH ASI FOLLOWING OUR ACQUISITION OF ASI'S PACKAGING AND TEST BUSINESS AND OUR INVESTMENT IN ASI

     If we complete our proposed acquisition of K1, K2 and K3 and our proposed investment in ASI, we expect to continue to have certain contractual and other business relationships with ASI, including under our wafer fabrication services supply agreement with ASI. Under this supply agreement, we will continue to have the exclusive right to all of the wafer output of ASI's wafer fabrication facility. The supply agreement has a five-year term, expiring November 1, 2002, and may be terminated by either party upon five years' written notice after completion of the initial five year term. The supply agreement may also be terminated upon breach or insolvency of either party. The supply agreement generally provides for continued cooperation between our company and ASI in research and development.

     Concurrent with the completion of our proposed acquisition of K1, K2 and K3, we will enter into a transition services agreement with ASI. Pursuant to this agreement, we will provide many of the same services to ASI's wafer fabrication business that had been provided by ASI's packaging and test business prior to its acquisition by us, including human resources, accounting and general administrative services and customer services.

     Following our proposed investment in ASI and the anticipated conversion of additional ASI debt to equity by ASI's creditor banks, we will own approximately 43% of ASI's outstanding voting stock. Accordingly, we will report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason, our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. In addition, under proposed changes in U.S. GAAP, we could be required to consolidate ASI's financial results with ours. In such an event, adverse changes in any line item of ASI's financial statements would adversely affect the corresponding line items in our consolidated financial statements.

     Our company and ASI will also continue to have close ties due to our overlapping ownership and management. We expect that Mr. James Kim will continue to serve as Chairman and as a Director of ASI and as our Chairman and Chief Executive Officer. The Kim family currently beneficially owns approximately 59% of our outstanding common stock and approximately 11% of ASI's voting stock. If we complete our proposed private placement of Series A preferred stock, our proposed investment in ASI and if ASI's creditor banks convert additional ASI debt into equity, the Kim family will beneficially own approximately 51% of our outstanding common and preferred voting stock and approximately 6% of ASI's voting stock. Even though the Kim family's direct ownership of ASI and our company will be reduced, we believe that the Kim family will continue to exercise significant influence over our company, ASI and its affiliates.

     We have also entered into agreements with ASI and Texas Instruments relating to our wafer fabrication business. For information on these agreements, see "Wafer Fabrication Services."

     We may engage in other transactions with ASI from time to time that are material to us. The indentures governing our senior subordinated notes, our subordinated notes and our convertible subordinated notes, as well as the agreements relating to our new secured bank debt, restrict our ability to enter into transactions with ASI and other affiliates.

ITEM 2.  PROPERTIES

     We provide packaging and test services through our three factories in the Philippines and our recently acquired factory in Korea. We source additional packaging and test services from K1, K2 and K3 in Korea pursuant to a supply agreement with ASI. We plan to acquire K1, K2 and K3 from ASI in the second quarter of 2000. We also source wafer fabrication services from ASI's semiconductor wafer fabrication facility located in Korea pursuant to another supply agreement. In addition, we have a research and development facility at our Chandler, Arizona site. For information about our supply agreements with ASI, see "Business -- Our Acquisition of ASI's Packaging and Test Business and Investment in ASI."

     We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. Each of our factories and each of ASI's factories is ISO9002 and QS9000 certified. ISO9002 is a worldwide manufacturing quality certification program administered by an independent standards organization. QS9000 is a manufacturing quality certification program administered by an independent standards organization that is used primarily by U.S. automotive manufacturers. We believe that many of our customers prefer to purchase from suppliers who are ISO9002 and QS9000 certified. In addition to providing world-class manufacturing services, our factories in the Philippines and Korea and ASI's factories in Korea provide purchasing, engineering and customer service support.

     The size, location, and manufacturing services provided by each of our company's and ASI's factories, are set forth in the table below.

                                          APPROXIMATE
                                         FACTORY SIZE
               LOCATION                  (SQUARE FEET)                   SERVICES
               --------                  -------------                   --------
OUR FACTORIES
Muntinlupa, Philippines(P1)                 579,000       Packaging and test services
                                                          Packaging and process development
Muntinlupa, Philippines(P2)                 115,000       Packaging services
Province of Laguna, Philippines(P3)         388,000       Packaging and test services
Kwangju, Korea(K4)                          782,000       Packaging and test services

ASI'S FACTORIES
Seoul, Korea(K1)*                           646,000       Packaging services
                                                          Package and process development
Pucheon, Korea(K2)*                         264,000       Packaging services
Pupyong, Korea(K3)*                         404,000       Packaging and test services
Pucheon, Korea                              480,000       Wafer fabrication services

---------------
* Proposed to be acquired by us in the second quarter of 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 1999.

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

                                                           HIGH        LOW
                                                         --------    --------
1998
  Second Quarter (from May 1, 1998)....................  $14.0000    $ 7.0000
  Third Quarter........................................    9.7500      3.2500
  Fourth Quarter.......................................   10.8750      3.0000
1999
  First Quarter........................................   12.5625      7.1875
  Second Quarter.......................................   10.6250      7.0938
  Third Quarter........................................   22.8750      9.1250
  Fourth Quarter.......................................   29.5625     15.6250

     There were approximately 477 holders of record as of March 15, 2000 of our Common Stock.

DIVIDEND POLICY

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our new secured bank debt agreements and the indentures governing our senior, senior subordinated and convertible subordinated notes restrict our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 22, 2000, we issued $258.75 million of principal of 5% convertible subordinated notes due 2007 to a group of initial purchasers led by Salomon Smith Barney and S.G. Cowen & Company. The notes were issued in reliance on Rule 144A promulgated under the Securities Act of 1933, as amended. The notes will be convertible into Amkor Common Stock at a conversion price of $57.34 per share. The net proceeds of the offering will be used to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

            SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF AMKOR

     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1999 from our consolidated financial statements. Arthur Andersen LLP, independent public accountants, has audited the consolidated financial statements as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999. Their report on these consolidated financial statements, together with such consolidated financial statements and the notes thereto, are included elsewhere in this annual report. We have derived the selected consolidated financial data presented below as of December 31, 1995, 1996 and 1997 and for the years ended December 31, 1995 and 1996 from audited consolidated financial statements which are not presented in this annual report. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1995        1996         1997         1998         1999
                                                  --------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues..................................  $932,382   $1,171,001   $1,455,761   $1,567,983   $1,909,972
  Cost of revenues -- including purchases from
    ASI.........................................   783,335    1,022,078    1,242,669    1,307,150    1,577,226
                                                  --------   ----------   ----------   ----------   ----------
  Gross profit..................................   149,047      148,923      213,092      260,833      332,746
                                                  --------   ----------   ----------   ----------   ----------
  Operating expenses:
    Selling, general and administrative.........    55,459       66,625      103,726      119,846      145,233
    Research and development....................     8,733       10,930        8,525        8,251       11,436
                                                  --------   ----------   ----------   ----------   ----------
         Total operating expenses...............    64,192       77,555      112,251      128,097      156,669
                                                  --------   ----------   ----------   ----------   ----------
  Operating income..............................    84,855       71,368      100,841      132,736      176,077
                                                  --------   ----------   ----------   ----------   ----------
  Other (income) expense:
    Interest expense, net.......................     9,797       22,245       32,241       18,005       45,364
    Foreign currency (gain) loss................     1,512        2,961         (835)       4,493          308
    Other (income) expense, net(a)..............     6,523        3,150        8,429        9,503       25,117
                                                  --------   ----------   ----------   ----------   ----------
         Total other (income) expense...........    17,832       28,356       39,835       32,001       70,789
                                                  --------   ----------   ----------   ----------   ----------
  Income before income taxes, equity in income
    (loss) of investees and minority interest...    67,023       43,012       61,006      100,735      105,288
  Provision for income taxes(b).................     6,384        7,876        7,078       24,716       26,600
  Equity in income (loss) of investees(c).......     2,808       (1,266)     (17,291)          --       (1,969)
  Minority interest(d)..........................     1,515          948       (6,644)         559           --
                                                  --------   ----------   ----------   ----------   ----------
  Net income(b).................................  $ 61,932   $   32,922   $   43,281   $   75,460   $   76,719
                                                  ========   ==========   ==========   ==========   ==========
  Basic net income per common share.............  $    .75   $      .40   $      .52   $      .71   $      .64
                                                  ========   ==========   ==========   ==========   ==========
  Diluted net income per common share...........  $    .75   $      .40   $      .52   $      .70   $      .63
                                                  ========   ==========   ==========   ==========   ==========
Pro Forma Data (Unaudited)(b):
  Historical income before income taxes, equity
    in income (loss) of ASI and minority
    interest....................................  $ 67,023   $   43,012   $   61,006   $  100,735
  Pro forma provision for income taxes..........    16,784       10,776       10,691       29,216
                                                  --------   ----------   ----------   ----------
  Pro forma income before equity in income
    (loss) of investees and minority interest...    50,239       32,236       50,315       71,519
  Historical equity in income (loss) of
    investees(c)................................     2,808       (1,266)     (17,291)          --
  Historical minority interest..................     1,515          948       (6,644)         599
                                                  --------   ----------   ----------   ----------
  Pro forma net income..........................  $ 51,532   $   30,022   $   39,668   $   70,960
                                                  ========   ==========   ==========   ==========
  Basic pro forma net income per common share...  $    .62   $      .36   $      .48   $      .67
                                                  ========   ==========   ==========   ==========
  Diluted pro forma net income per common
    share.......................................  $    .62   $      .36   $      .48   $      .66
                                                  ========   ==========   ==========   ==========

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1995       1996       1997       1998       1999
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Shares used in computing basic pro forma net income
    per common share..................................    82,610     82,610     82,610    106,221    119,341
  Shares used in computing pro forma diluted net
    income per common share...........................    82,610     82,610     82,610    116,596    135,067
OTHER FINANCIAL DATA:
  Depreciation and amortization.......................  $ 26,614   $ 57,825   $ 81,864   $119,239   $180,332
  Capital expenditures................................   123,645    185,112    178,990    107,889    242,390

                                                                           DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1995       1996       1997        1998         1999
                                                     --------   --------   --------   ----------   ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $ 91,151   $ 49,664   $ 90,917   $  227,587   $   98,045
Short term investments.............................         0        881      2,521        1,000      136,595
Working capital (deficit)..........................   111,192     36,785    (38,219)     191,383      194,352
Total assets.......................................   626,379    804,864    855,592    1,003,597    1,755,089
Total long-term debt...............................   326,422    402,338    346,710      221,846      687,456
Total debt, including short-term borrowings and
  current portion of long-term debt................   411,542    594,151    514,027      260,503      693,921
Stockholders' equity...............................    45,289     45,812     90,875      490,361      737,741

---------------
(a) In 1999 we recognized a pre-tax loss of $17.4 million as a result of the early conversion of $153.6 million principal amount of our 5 3/4% convertible subordinate notes due 2003.

(b) Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result AEI did not recognize any provision for federal income tax expense during the periods presented. The pro forma provision for income taxes reflects the U.S. federal income taxes that would have been recorded if AEI had been a C Corporation during these periods.

(c) In 1997, we recognized a loss of $17.3 million resulting principally from the impairment of value of our prior investment in ASI, which we sold in February, 1998.

(d) Represents ASI's 40% interest in the earnings of Amkor/Anam Pilipinas, Inc. ("AAP"), one of our subsidiaries in the Philippines. We purchased ASI's interest in AAP with a portion of the proceeds from our initial public offering in May 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including statements regarding: (1) the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance, (5) our proposed acquisition of K1, K2 and K3 and our proposed investment in ASI, including the financing of these transactions, (6) future won/dollar exchange rates, (7) the future of our relationship with ASI and (8) other matters that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance" and "Business." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 1999 and our liquidity and capital resources. You should read the following discussion in conjunction with "Selected Historical Consolidated Financial Data of Amkor" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

OVERVIEW

     From 1995 to 1999, our net revenues increased from $932.4 million to $1,910.0 million. We generate revenues primarily from the sale of semiconductor packaging and test services. Historically we performed these services at our three factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, and we intend to acquire ASI's remaining packaging and test facilities, K1, K2, and K3 during the second quarter of 2000. Since 1998, we have also generated revenue by marketing the wafer fabrication services performed by the wafer fabrication facility owned by ASI. If we complete our proposed acquisition of K1, K2 and K3, we will no longer depend upon ASI for packaging or test services, but we will continue to market ASI's wafer fabrication services.

     Historically, prices for our packaging and test services and wafer fabrication services have declined over time. Beginning in 1997, a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, price declines in 1998 accelerated. From 1996 through 1999, we were able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages. We cannot assure you that we will be able to offset any such price declines in the future. In addition, beginning in the third quarter of 1999, demand for packaging and test services increased significantly, which reduced the decline in average selling prices. You should read "Business -- Packaging and Test Services" for more detailed descriptions of our product offerings.

     We depend on a small group of customers for a substantial portion of our revenues. In 1997, 1998 and 1999, we derived 40.1%, 35.3% and 30.6%, respectively, of our net revenues from sales to five packaging and test customers, with 23.4%, 20.6% and 14.1% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998 and 1999, we derived 7.4% and 15.3%, respectively, of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments.

     Historically, our cost of revenues has consisted principally of: (1) service charges paid to ASI for packaging and test services performed for us,
(2) costs of materials and (3) labor and other costs at our factories in the Philippines and at K4 after our acquisition of that factory in May 1999. Service charges paid to ASI and our gross margins on sales of services performed by ASI have been set in accordance with our supply agreements with ASI, which provide for periodic pricing adjustments based on changes in forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as our mutual long-term strategic interests. Fluctuations in service charges we pay to ASI have historically had a significant effect on our gross margins. In addition, our gross margins on sales of services performed by ASI have generally been lower than our gross margins on sales of services performed by our factories in the Philippines, but we have not borne any of ASI's fixed costs. If we complete our proposed acquisition of K1, K2 and K3 from ASI, we will bear all of the costs associated with these factories, but we will no longer pay service charges to ASI for packaging and test services. We will continue to incur costs of direct materials used in packages that we produce for our customers. Because a portion of our costs at our factories in the Philippines and Korea will remain fixed, increases or decreases in capacity utilization rates may continue to have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

     In order to meet customer demand for our laminate packages, we have made significant investments to expand our capacity in the Philippines. In connection with our newest factory in the Philippines, P3, in 1996 we expensed $15.5 million of pre-operating and start-up costs and in the first six months of 1997 we incurred $16.6 million of initial operating losses. This factory operated at substantially less than full capacity during these periods while our customers were completing qualification procedures for the production of laminate packages at this factory. During the last six months of 1997 and in 1998 and in 1999, we significantly increased utilization at P3 due to continued growth in demand for laminate packages. As a result, P3 contributed positive gross margins throughout 1998 and 1999.

  Relationship with ASI

     Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. During 1997, 1998 and 1999, we derived approximately 68%, 69% and 60%, respectively, of our net revenues and approximately 42%, 49% and 38%, respectively, of our gross profit from sales of services performed for us by ASI. In addition, ASI has derived nearly all of its revenues from services sold by us. Historically, ASI has directly sold packaging and test services in Japan and Korea. In January 1998, we assumed the marketing rights for packaging and test services in Japan from ASI, and we expect to assume marketing rights for such services in Korea upon completion of our proposed acquisition of K1, K2 and K3. In January 1998, we also began marketing wafer fabrication services provided by ASI's new semiconductor wafer fabrication facility.

     Upon completion of our proposed acquisition of K1, K2 and K3, we will no longer receive any packaging and test services from ASI. However, we expect to continue to have certain contractual and other business relationships with ASI, primarily our wafer fabrication services supply agreement. Under this supply agreement, we will continue to have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Furthermore, we will own approximately 43% of ASI's outstanding voting stock after our investment in ASI and the anticipated conversion of an additional (WON)150 billion (approximately $132.0 million) of ASI's debt to equity by ASI's creditor banks. Accordingly, we will report ASI's results in our financial statements through the equity method of accounting. Our company and ASI will also continue to have close ties due to our overlapping ownership and management.

     For more information concerning our relationship with ASI, you should read "Risk Factors that May Affect Future Operating Performance."

  Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

     If we complete our proposed acquisition of K1, K2 and K3 and our proposed investment in ASI, we expect there will be significant changes in our future financial results. Because we already sell substantially all of the output of K1, K2 and K3, there will not be a significant change in our revenues. We expect our gross margin to increase significantly as the K1, K2 and K3 factories would no longer be subject to our supply agreement with ASI. The factories that we currently own operate with gross margins significantly higher than the margins we achieve under our supply agreement with ASI. However, our operating expenses will increase as we will absorb the research and development and general and administrative expenses related to the operations of K1, K2 and K3. Our interest expense will also increase due to the debt we will incur to finance our proposed acquisition and investment. We expect our overall effective tax rate to decrease due to the fact that the profits of K1, K2 and K3 will be subject to a tax holiday in Korea. The tax holiday will apply to 100% of the profits of K1, K2 and K3 for seven years and then to 50% of such profits for three additional years. Because of our equity investment in ASI, we will be required to record our increased proportionate share of ASI's net income, net of the amortization of goodwill incurred in the acquisition of our equity interest in ASI.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Gross profit................................................   14.6%    16.6%    17.4%
Operating income............................................    6.9%     8.5%     9.2%
Income before income taxes, equity in income (loss) of
  investees and minority interest...........................    4.2%     6.4%     5.5%
Net income..................................................    3.0%     4.8%     4.0%

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Revenues. Net revenues increased $342.0 million, or 21.8%, to $1,910.0 million in 1999 from $1,568.0 million in 1998. Packaging and test net revenues increased 11.4% to $1,617.2 million in 1999 from $1,452.3 million in 1998. For the same one-year periods, wafer fabrication net revenues increased to $292.7 million from $115.7 million.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes, which more than offset significant average selling price erosion across all product lines. The average selling price erosion was most severe in the second half of 1998 and has slowed during 1999 due to increases in product demand and decreases in excess factory capacity. Offsetting this erosion in average selling prices was an overall unit volume increase of approximately 30%. Growth in demand for our services was driven by our customers in the PC and telecommunications industries. Particularly strong was the demand for packages used in cellular phones and internet enabling equipment. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. During 1999, advanced and laminate packages, which have higher average selling prices than traditional leadframe products, accounted for 60.2% of packaging and test net revenues compared to 53.8% in 1998.

     The significant increase in wafer fabrication net revenues represents the production ramp-up of the wafer fabrication facility, which began operation in January 1998 and did not commence producing at near full installed capacity until the beginning of 1999. ASI plans to expand the capacity of the wafer fabrication facility from 18,000 wafers to 22,000 wafers per month by the end of the first quarter of 2000.

     Gross Profit. Gross profit increased $71.9 million, or 27.6%, to $332.7 million, or 17.4% of net revenues, in 1999 from $260.8 million, or 16.6% of net revenues, in 1998.

     Gross margins were positively impacted by:

     - Improved gross margin on the output of K4 following our acquisition of K4 in May 1999.

     - Increasing unit volumes during the third and fourth quarter of 1999, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins.

     The positive impact on gross margins was partially offset by:

     - Increasing contribution to total revenues from our low margin wafer fabrication services business. In 1999 wafer fabrication services net revenues represented 15.3% of total net revenues compared to 7.4% of total net revenues in 1998. In addition, beginning in 1999, our contractual gross margin for this business under our supply agreement with ASI was reduced to 10% from 15% in 1998; and

     - Significant average selling price erosion across all product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.4 million, or 21.2%, to $145.2 million, or 7.6% of net revenues, in 1999 from $119.8 million, or 7.6% of net revenues, in 1998. The increase in these costs was due to:

     - Increased headcount and related personnel costs at our marketing, sales and wafer fabrication departments;

     - Increased headcount and related personnel costs at our P3 factory, which continued to increase production capacity; and

     - Increased costs related to the consolidation of K4 factory operations during the second quarter of 1999 and general and administrative expenses, including fees paid to ASI under the transition services agreement.

     Research and Development. Research and development expenses increased $3.2 million, or 38.6%, to $11.4 million, or 0.6% of net revenues, in 1999 from $8.3 million, or 0.5% of net revenues, in 1998. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility.

     Other (Income) Expense. Other expenses increased $38.8 million, or 121.2%, to $70.8 million, or 3.7% of net revenues, in 1999 from $32.0 million, or 2.0% of net revenues, in 1998. The net increase in other expenses was primarily a result of:

     - Increase in interest expense of $27.4 million. The increased interest expense resulted from the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition, which more than offset the decrease in interest expense resulting from the application of the proceeds from our initial public offering in May 1998 against outstanding debt;

     - Decrease in foreign exchange losses of $4.2 million resulting from the stabilization of the Philippine peso since the first quarter of 1998; and

     - Increase in other expenses, which in 1999 included a $17.4 million non-cash charge associated with the early conversion of $153.6 million of our outstanding convertible subordinated notes in the fourth quarter.

     Income Taxes. Our effective tax rate in 1999 and 1998 was 25.3% and 29.0%, respectively (after giving effect to the pro forma adjustment for income taxes). The decrease in the effective tax rate in 1999 was due to the higher operating profits at our factories that operate with tax holidays.

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

     Minority Interest. Minority interest represented ASI's ownership in the consolidated net income of Amkor/Anam Pilipinas, Inc. ("AAP"). Accordingly, until the second quarter of 1998, we recorded a minority interest expense in our consolidated financial statements relating to the minority interest in the net income of AAP. In the second quarter of 1998, we purchased ASI's 40% interest in AAP and, as a result, we now own substantially all of the common stock of AAP. The acquisition of the minority interest resulted in the elimination of the minority interest liability and in additional goodwill amortization of approximately $2.5 million per year.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net Revenues. Net revenues increased $112.2 million, or 7.7%, to $1,568.0 million in 1998 from $1,455.8 million in 1997. Packaging and test net revenues were relatively unchanged in 1998 compared to 1997. However, net revenues from wafer fabrication services have ramped up since operations began in January 1998 and accounted for substantially all of the increase in net revenues. In addition, beginning in January 1998, we assumed marketing rights for packaging and test services in Japan from ASI.

     Total unit volumes increased during 1998 compared to 1997. This increase was primarily due to increases in volumes of laminate packages, which more than doubled compared to 1997. Our advanced leadframe packages also increased in volume, but unit volumes for traditional leadframe packages declined. Although traditional leadframe packages accounted for more than 65% of our total unit volume for 1998, the shift to laminate packages significantly impacted revenues because each laminate package had an average selling price significantly higher than the average selling price of a traditional leadframe package. Laminate and advanced leadframe packages accounted for 53.8% of packaging and test net revenues in 1998 compared to 38.7% in 1997. This trend was consistent throughout 1998.

     Gross Profit. Gross profit increased $47.7 million, or 22.4%, to $260.8 million in 1998 from $213.1 million in 1997. Gross margin improved to 16.6% in 1998 from 14.6% in 1997. The following factors contributed to higher gross margins in 1998:

     - Gross margins on packaging and test services provided by ASI improved as a result of the supply agreements entered into in January 1998;

     - Gross margins at P3, which incurred significant pre-operating and start-up costs and initial operating losses in the first half of 1997, improved primarily as a result of increased volumes and better absorption of fixed costs; and

     - Gross margins improved as a result of the positive impact from wafer fabrication revenues during 1998 compared to no revenue from wafer fabrication in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.1 million, or 15.5%, to $119.8 million in 1998 from $103.7 million in 1997. Selling, general and administrative expenses as a percentage of net revenues increased to 7.6% in 1998 from 7.1% in 1997. The increase was primarily due to: (1) higher administrative expenses at P3 as unit volumes continued to increase and (2) costs related to wafer fabrication services, which began in January 1998.

     Research and Development Expenses. Research and development expenses decreased $0.3 million, or 3.2%, to $8.3 million in 1998 from $8.5 million in 1997. Research and development expenses as a percentage of net revenues decreased to 0.5% in 1998 from 0.6% in 1997.

     Other (Income) Expense. Other (income) expense decreased $7.8 million to $32.0 million in 1998 from $39.8 million in 1997. The decline was primarily due to a reduction in net interest expense of $14.2 million to $18.0 million in 1998 from $32.2 million in 1997. We used a portion of the proceeds from our initial public offering in May 1998 to repay much of our outstanding debt. Additionally, we accumulated a significant cash balance. An increase in foreign exchange losses, due to fluctuations in the Philippine peso, partly offset lower interest expense.

     Income Taxes. Our effective tax rate, after giving effect to the pro forma adjustment for income taxes, was 29.0% in 1998 compared to an effective tax rate of 17.5% in 1997. The lower effective tax rate in 1997 was due to the recognition of deferred tax assets on currency losses for Philippine tax reporting purposes, which are not recognized for financial reporting purposes. This decrease was offset by increases in the effective rate resulting from non-deductible losses at P3 where we have a tax holiday until the end of 2002. To the extent P3 is profitable, our effective tax rate related to our operations in the Philippines during this tax holiday will be less than the statutory rate of 35% in the Philippines. In 1997 we recognized deferred tax benefits from unrealized foreign exchange losses which are recognized in the Philippines for tax reporting purposes and relate to unrecognized net foreign exchange losses on U.S. dollar denominated monetary assets and liabilities. These losses are not recognized for financial reporting purposes because the U.S. dollar is our functional currency. These losses will be realized for tax reporting purposes in the Philippines upon settlement of the related asset or liability. The benefit derived from unrealized foreign exchange losses was partially offset by an increase in the valuation allowance. We concluded that it was more likely than not that we could realize a portion of these tax benefits in the Philippines within the three year loss carryforward period. We recorded a valuation allowance for the remaining tax benefits where we could not reach such a conclusion.

     Equity in Income (Loss) of Investees. In 1997, we recognized a loss of $17.3 million resulting principally from the impairment of value in our investment in ASI. In February 1998, we disposed of our investment in ASI's common stock.

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

QUARTERLY RESULTS

     The table below sets forth unaudited consolidated financial data, including as a percentage of net revenues, for the last eight fiscal quarters ended December 31, 1999. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. In addition, in light of our recent growth, including as a result of our acquisition of the K4 packaging and test factory from ASI in May 1999, we believe that you should not rely on period-to-period comparisons as an indication of our future performance.

     We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, to present fairly our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report.

     Our net revenues, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S., the Philippines and Korea. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close our factories in the Philippines for holidays in January, and we and ASI close our factories in Korea for holidays in February.

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

     In May 1999 we purchased the K4 factory from ASI. The acquisition resulted in improved gross margins due to the difference in margins between company-owned factories and factory services provided by ASI under our supply agreement. To purchase K4, we issued $625 million of senior and senior subordinated notes. This has resulted in increased interest expense.

                                                                          QUARTER ENDED
                                    -----------------------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                      1998        1998       1998        1998       1999        1999       1999        1999
                                    ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues......................  $371,733    $384,724   $386,718    $424,808   $419,957    $449,925   $501,816    $538,274
Cost of revenues -- including
  purchases from ASI..............   310,056     317,106    321,758     358,230    357,382     383,162    404,327     432,355
                                    --------    --------   --------    --------   --------    --------   --------    --------
    Gross profit..................    61,677      67,618     64,960      66,578     62,575      66,763     97,489     105,919
                                    --------    --------   --------    --------   --------    --------   --------    --------
Operating expenses:
  Selling, general and
    administrative................    28,715      28,939     30,017      32,175     30,106      35,017     40,376      39,734
  Research and development........     2,057       1,938      2,109       2,147      2,251       2,843      2,990       3,352
                                    --------    --------   --------    --------   --------    --------   --------    --------
    Total operating expenses......    30,772      30,877     32,126      34,322     32,357      37,860     43,366      43,086
                                    --------    --------   --------    --------   --------    --------   --------    --------
Operating income..................    30,905      36,741     32,834      32,256     30,218      28,903     54,123      62,833
                                    --------    --------   --------    --------   --------    --------   --------    --------
Net income........................  $  8,812    $ 26,119   $ 20,874    $ 19,655   $ 18,925    $ 11,520   $ 26,088      20,186
                                    ========    ========   ========    ========   ========    ========   ========    ========
Pro forma net income..............  $  9,640    $ 20,791
                                    ========    ========
Basic net income per common
  share...........................  $    .11    $    .25   $    .18    $    .17   $    .16    $    .10   $    .22    $    .16
                                    ========    ========   ========    ========   ========    ========   ========    ========
Diluted net income per common
  share...........................  $    .11    $    .24   $    .17    $    .16   $    .16    $    .10   $    .21    $    .16
                                    ========    ========   ========    ========   ========    ========   ========    ========
Basic pro forma net income per
  common share....................  $    .12    $    .20
                                    ========    ========
Diluted pro forma net income per
  common share....................  $    .12    $    .19
                                    ========    ========

                                                                          QUARTER ENDED
                                    -----------------------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                      1998        1998       1998        1998       1999        1999       1999        1999
                                    ---------   --------   ---------   --------   ---------   --------   ---------   --------
Net revenues......................    100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues -- including
  purchases from ASI..............      83.4        82.4       83.2        84.3       85.1        85.2       80.6        80.3
                                      ------       -----     ------       -----     ------       -----     ------       -----
    Gross profit..................      16.6        17.6       16.8        15.7       14.9        14.8       19.4        19.7
                                      ------       -----     ------       -----     ------       -----     ------       -----
Operating expenses:
  Selling, general and
    administrative................       7.7         7.5        7.8         7.6        7.2         7.8        8.0         7.4
  Research and development........       0.6         0.5        0.5         0.5        0.5         0.6        0.6          .6
                                      ------       -----     ------       -----     ------       -----     ------       -----
    Total operating expenses......       8.3         8.0        8.3         8.0        7.7         8.4        8.6         8.0
                                      ------       -----     ------       -----     ------       -----     ------       -----
Operating income..................       8.3         9.6        8.5         7.6        7.2         6.4       10.8        11.7
                                      ------       -----     ------       -----     ------       -----     ------       -----
Net income........................      2.4%        6.8%       5.4%        4.6%       4.5%        2.6%       5.2%        3.8%
                                      ------       -----     ------       -----     ------       -----     ------       -----
                                      ------       -----     ------       -----     ------       -----     ------       -----
Pro forma net income..............      2.6%        5.4%
                                      ------       -----
                                      ------       -----

     Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Code and comparable state tax laws. As a result, AEI did not recognize any provision for federal income tax expense from January 1, 1994 through April 28, 1998. In accordance with applicable SEC regulations, we have provided in our consolidated financial statements the pro forma adjustments for income taxes (unaudited) to reflect the additional U.S. federal income taxes which we would have recorded if AEI had been a C Corporation during these periods.

     Our operating results have varied significantly from period to period and may continue to vary in the future due to a variety of factors. For more information on the risks affecting our operating results, see the "Risk Factors that May Affect Future Operating Performance."

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to our acquisitions and investments.

     In February 2000, we reached an agreement with ASI to acquire K1, K2 and K3 for a purchase price of approximately $950.0 million and to make a $459.0 million additional investment in ASI. This agreement supersedes our remaining commitment to invest $108.4 million in ASI, out of the total $150 million we committed to invest. We intend to finance our proposed acquisition and investment with the proceeds of an offering of $225.0 million convertible subordinated notes ($258.8 million inclusive of the exercised over-allotment option), our proposed $410.0 million equity financing, $750.0 million of new secured bank debt and cash on hand. The new secured bank debt will be drawn from a new $850.0 million secured bank facility which will provide for amortization of the drawn amount over a five to five and one-half year period and quarterly principal and interest payments. See "Business -- Our Acquisition of ASI's Packaging and Test Business and Investment in ASI -- Proposed Financing."

     In May 1998, we consummated our initial public offering of 35,250,000 shares of common stock and $207 million principal amount of convertible subordinated notes due May 1, 2003. We used the net proceeds of approximately $558 million primarily to repay approximately $264 million of short-term and long-term debt and approximately $86 million of amounts due to Anam USA, Inc., a wholly-owned financing subsidiary of ASI, and to purchase for $34 million ASI's 40% interest in AAP. The remaining amount of net proceeds was available for capital expenditures and working capital.

     On May 17, 1999 we completed an asset purchase of ASI's newest and largest packaging and test factory, K4, excluding cash and cash equivalents, notes and accounts receivables, intercompany accounts and existing claims against third parties. The purchase price for K4 was $575 million, plus the assumption of approximately $7 million of employee benefit liabilities. In conjunction with our purchase of K4, we completed a private placement in May 1999 to raise $425 million in senior notes and $200 million in senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in 2009, and have a coupon rate of 10.5%. We are required to pay interest semi-annually in May and November for all of the notes.

     Under the terms of our trade receivables securitization agreement, a commercial financial institution is committed to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables, as defined in the agreement. In connection with our proposed incurrence of new secured bank debt for the proposed acquisition of K1, K2 and K3 and the proposed investment in ASI, we plan to terminate this agreement.

     We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we have constructed our P3 factory, added capacity in our other factories in the Philippines and constructed a new research and development facility in the U.S. In 1997, 1998 and 1999, we made capital expenditures of $179.0 million, $107.9 million and $242.4 million, respectively. We intend to spend up to $400 million in additional capital expenditures in 2000, primarily for the expansion of our factories. We believe the increase in capital expenditures is necessary to expand our capacity to meet the growth in demand we expect in 2000. If we acquire the K1, K2 and K3 factories, we could incur significant additional capital expenditures.

     During the second quarter of 1999, we executed a letter with ASI committing to make a $150 million equity investment in ASI. Our commitment required that we invest this amount in installments of approximately $41 million in each of 1999, 2000 and 2001 and $27 million in 2002. In October 1999 we made our initial investment in ASI. We purchased 10 million shares of common stock at price of W5,000 per share, or approximately $41.6 million dollars. As a result of this investment and the conversion of ASI's debt to equity by ASI's creditor banks, we now own approximately 18% of ASI's voting stock. The remaining portion of this commitment has been superseded by our new agreement to invest an additional $459.0 million in ASI.

     At December 31, 1999, our debt consisted of $625 million of senior and senior subordinated notes, $6.5 million of borrowings classified as current liabilities, $9.0 million of long-term debt and capital lease obligations and $53.4 million of 5.75% convertible subordinated notes due 2003. We had $85.6 million in borrowing facilities with a number of domestic and foreign banks, of which $82.2 million remained unused. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 8.0% to 10.75%. Long-term debt and capital lease obligations outstanding have various expiration dates through April 2004 and bear interest at rates ranging from 5.8% to 13.8%.

     Covenants in the agreements governing our new $850 million secured bank facility, our existing $425 million of senior notes and $200 million of senior subordinated notes and any future indebtedness may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

     Net cash provided by operating activities in 1997, 1998 and 1999 was $250.1 million, $238.0 million and $293.3 million, respectively. Net cash provided by (used in) financing activities in 1997, 1998 and 1999 was $(16.0) million, $62.0 million and $573.9 million, respectively.

     In the fourth quarter of 1999, the holders of our convertible subordinated notes converted $153.6 million of such notes into 12.1 million shares of common stock. In the fourth quarter 1999, we incurred a non-cash after-tax charge of approximately $13.9 million representing the fair market value of the shares of common stock issued in the conversion in excess of the shares required to be issued, which represents a premium for early retirement. In the first quarter of 2000 we expect to incur a similar charge in the amount of $0.3 million.

     Following our proposed acquisition of K1, K2 and K3 and our proposed investment in ASI, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior and senior subordinated notes sold by us in May 1999 significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

     In connection with our wafer fabrication facility agreement with Texas Instruments, our company and Texas Instruments agreed to revise certain payment and other terms contained in the Texas Instruments Manufacturing and Purchase Agreement. As part of the revision, Texas Instruments agreed to advance our company $20 million in June 1998 and another $20 million in December 1998. These advances represented prepayments of wafer fabrication facility services to be provided in the fourth quarter of 1998 and first quarter of 1999, respectively. We recorded these amounts as accrued expenses. In turn, we advanced these funds to ASI as prepayment for fabrication facility service charges. We completely offset the first $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the fourth quarter of 1998 and offset the second $20 million advance to ASI against billings for wafer fabrication services performed for us by ASI in the first quarter of 1999. Under the terms of the revision to the Texas Instruments Manufacturing and Purchase Agreement, we remain ultimately responsible for reimbursing Texas Instruments if ASI fails to comply with the terms of the agreement.

  Subchapter S Taxes and Distributions

     Prior to our reorganization in April 1998, our predecessor, AEI, elected to be taxed as an S Corporation under the Code and comparable state laws. As a result, ASI did not recognize any provision for federal income tax expense prior to April 28, 1998. Instead, up until the date the S Corporation status of AEI terminated, Mr. and Mrs. James Kim and certain trusts established for the benefit of other members of Mr. and Mrs. James Kim's family (the "Kim Family Trusts") had been obligated to pay U.S. federal and certain state income taxes on their allocable portion of the income of AEI. Under certain tax indemnification agreements, we are indemnified by such stockholders with respect to their proportionate share of any U.S. federal or state corporate income taxes attributable to the failure of AEI to qualify as an S Corporation for any period or in any jurisdiction for which S Corporation status was claimed through April 28, 1998. The agreements in turn provide that, under certain circumstances, we will indemnify such stockholders if they are required to pay additional taxes or other amounts attributable to taxable years for which AEI filed tax returns claiming status as an S Corporation. AEI has made various distributions to Mr. and Mrs. Kim and the Kim Family Trusts which have enabled them to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $5.0 million and $33.1 million in 1997 and 1998, respectively. As a result of the finalization of the AEI tax returns in 1999, approximately $3.3 million of the 1998 distributions will be refunded to our company.

YEAR 2000 ISSUES

     We have been actively engaged in addressing year 2000 issues. These issues occur because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     At the date of this annual report, our systems have not experienced any year 2000 problems. We presently believe that the year 2000 problem will not pose significant operational problems for our business and operations on a going forward basis. While we have contingency plans in place for operational problems which may still arise as a result of year 2000 problems, we cannot assure you that the year 2000 problem will not pose significant operational problems or have a material adverse effect on our business, financial condition and results of operations in the future. Through the date of this annual report, costs incurred for year 2000 compliance have not been material.

     We are not aware of any material year 2000 problems encountered by our suppliers to date but have not yet obtained confirmations from our suppliers that they did not experience year 2000 problems. Accordingly, we cannot determine whether our suppliers have experienced year 2000 problems that may impact their ability to supply us with equipment and services. Further, we cannot determine the state of their year 2000 readiness. We cannot assure you that our suppliers will be successful in ensuring that their systems have been and will continue to be or will be year 2000 compliant or that their failure to do so will not harm our business.

MARKET RISK SENSITIVITY

     Our company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

  Foreign Currency Risks

     Our company's primary exposures to foreign currency fluctuations is associated with Philippine peso-based transactions and related peso-based assets and liabilities, as well as Korean-won based transactions and related won-based assets and liabilities. The objective in managing this foreign currency exposure is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos and won. Although we have selectively hedged some of our currency exposure through short-term (generally not more than 30 to 60 days) forward exchange contracts, the hedging activity to date has been immaterial.

     At December 31, 1999, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets at December 31, 1999, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3 million, in peso-based net assets.

     At December 31, 1999, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets at December 31, 1999, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of less than $1 million, in won-based net assets.

  Interest Rate Risks

     Our company has interest rate risk with respect to our investment in cash and cash equivalents, use of short-term borrowings and long-term debt, including the $53.4 million of convertible subordinated notes, $425.0 million of senior notes and $200.0 million of senior subordinated notes outstanding, and will have such risk with respect to the new convertible subordinated notes. Overall, we mitigate the interest rate risks by investing in short-term investments, which are due on demand or carry a maturity date of less than three months. In addition, both the short-term borrowings and long-term debt, excluding our convertible subordinated notes, senior notes and senior subordinated notes, have variable rates that reflect currently available terms and conditions for similar borrowings. As the convertible subordinated notes, senior notes and senior subordinated notes bear fixed rates of interest, the fair value of these instruments fluctuate with market interest rates. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturity dates, principal cash flows and fair value of our fixed rate debt as of December 31, 1999.

                                                  FIXED
DEBT                                          INTEREST RATE    MATURITY DATE    PRINCIPAL    FAIR VALUE
----                                          -------------    -------------    ---------    ----------
                                                                                    (IN THOUSANDS)
Convertible Notes...........................      5.75%          May 2003       $ 53,435      $115,420
Senior Notes................................      9.25%          May 2006       $425,000      $416,500
Senior Subordinated Notes...................      10.5%          May 2009       $200,000      $199,000

     Based on our conservative policies with respect to investments in cash and cash equivalents, use of variable rate debt, and the fact we currently intend to repay upon maturity our senior notes, senior subordinated notes the convertible subordinated notes (unless converted), we believe that the risk of potential loss due to interest rate fluctuations is not material.

  Equity Price Risks

     Our outstanding convertible subordinated notes are convertible into common stock at $13.50 per share. As stated above, we intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their convertible subordinated notes to common stock, there would be no impact on our future earnings, other than a reduction in interest expense, unless such conversion were induced by us.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Historically, prices for our packaging and test services and wafer fabrication services have declined over time. Beginning in 1997, a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, price declines in 1998 accelerated. We expect that average selling prices for our packaging and test services will continue to decline in the future. If we cannot reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results could suffer.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is and will continue to be dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services, any future downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer industry, could have a material adverse effect on our business. For example, our operating results for 1998 were adversely affected by downturns in the semiconductor market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of our operating results in 1998.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT THE FINANCIAL HEALTH OF OUR COMPANY AND COULD RESTRICT OUR OPERATIONS.

     We now have a significant amount of indebtedness, which will increase substantially after the offering of $225.0 million convertible subordinated notes ($258.8 million inclusive of the exercised over-allotment option and our proposed incurrence of approximately $750.0 million of new secured bank debt.

     Covenants in the agreements governing the approximately $750.0 million of new secured bank debt (which will be drawn from a new $850.0 million credit facility), our existing $425.0 million of senior notes and $200.0 million of senior subordinated notes and any future indebtedness may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

     Our substantial indebtedness could:

     - increase our vulnerability to general adverse economic and industry conditions;

     - limit our ability to fund future working capital, capital expenditures, acquisitions, research and development and other general corporate requirements;

     - limit our ability to obtain additional financing;

     - require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

     - limit our flexibility to react to changes in our business and the industry in which we operate; and

     - place us at a competitive disadvantage to any of our competitors that have less debt.

     We cannot assure you that our business will generate cash in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

     Despite current debt levels, the terms of the instruments governing our debt do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

RELATIONSHIP WITH ASI

  We will report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer.

     If we complete our investment in ASI and ASI's creditor banks convert their debt of ASI to equity, we will own approximately 43% of ASI's outstanding voting stock. Accordingly, we will report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. In addition, under proposed changes to U.S. GAAP, we could be required to consolidate ASI's financial results with ours. In such an event, adverse changes in any line item of ASI's financial statements would adversely affect the corresponding line items in our consolidated financial statements.

  Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

     Our wafer fabrication business depends on ASI providing wafer fabrication services on a cost effective and timely basis. If ASI were to significantly reduce or curtail its operations for any reason, or if our relationship with ASI were to be disrupted for any reason, our wafer fabrication business would be harmed. We may not be able to identify and qualify alternate suppliers of wafer fabrication services quickly, if at all. In addition, we currently have no other qualified third party suppliers of wafer fabrication services and do not have any plans to qualify additional third party suppliers.

UNCERTAINTY REGARDING OUR PROPOSED TRANSACTIONS WITH ASI -- WE MAY NOT BE ABLE TO COMPLETE OUR PROPOSED ACQUISITION OF K1, K2 AND K3 AND OUR OTHER PROPOSED TRANSACTIONS WITH ASI ON THE TERMS DESCRIBED IN THIS ANNUAL REPORT, OR AT ALL, WHICH MAY HARM OUR BUSINESS.

     In 1999, we derived 45.0% of our net revenues and 29.5% of our gross profit from sales of packaging and test services provided by ASI. If we complete our proposed acquisition of K1, K2 and K3 from ASI, we will no longer be dependent on ASI for packaging and test services. Our ability to consummate the proposed acquisition of K1, K2 and K3 and other transactions related to that acquisition is subject to a number of uncertainties, some of which are outside our control. For example, the acquisition and our proposed investment in ASI are subject to the approval of our stockholders and the shareholders of ASI (including the Korean creditor banks of ASI), the completion of our proposed equity and secured debt financings with third parties and Korean regulatory approvals. As a result, we cannot assure you that we will be able to consummate these transactions on the terms described in this annual report, or at all.

     If we fail to complete our proposed acquisition of K1, K2 and K3, we will remain dependent on ASI for packaging and test services and will be unable to achieve any improvements in our results of operations that direct ownership of these facilities may bring. In connection with ASI's workout arrangement with its creditor banks, we may still be required to make an additional $108.4 million investment in ASI through 2002. If our proposed acquisition and investment are not consummated, ASI will continue to have a substantial amount of debt, as well as significant contingent liabilities under guarantees of affiliate debt, and will remain subject to the workout arrangement with its creditor banks. This in turn may adversely affect ASI's ability to continue to provide us with the packaging and test services, as well as wafer fabrication services, that we require for our business.

     In addition, if our proposed acquisition of K1, K2 and K3 is not consummated in all material respects by August 31, 2000, or should the asset purchase agreement relating to that acquisition be terminated at any time prior to such date, holders of the new convertible subordinated notes will have the right to require us to redeem their notes at a premium to their principal amount, plus accrued interest and liquidated damages.

POTENTIAL CONFLICTS OF INTEREST WITH ASI -- MEMBERS OF THE KIM FAMILY OWN SUBSTANTIAL PORTIONS OF, AND HAVE ACTIVE MANAGEMENT ROLES IN, BOTH OUR COMPANY AND ASI. THIS COULD LEAD TO CONFLICTS OF INTEREST IN OUR BUSINESS DEALINGS WITH ASI.

     Mr. James Kim, the founder of our company and currently our Chairman, Chief Executive Officer and largest shareholder, is the eldest son of Mr. H.S. Kim, the founder of ASI. Mr. H.S. Kim is currently the honorary Chairman and a Director of ASI. Since January 1992, in addition to his other responsibilities, Mr. James Kim has served as Chairman and a Director of ASI. The Kim family, which collectively owned approximately 11% of the outstanding voting stock of ASI as of February 29, 2000, significantly influences the management of ASI. Mr. James Kim and members of his family beneficially own approximately 59% of our outstanding common stock.

     In October 1999, we purchased 10 million shares of ASI's voting stock at a price of (Won)5,000 per share for approximately $41.6 million. As a result of this investment and the conversion of (Won)98 billion (approximately $82 million) of ASI debt to equity by ASI's creditor banks, we now own approximately 18% of ASI's voting stock. If we complete our proposed private placement of Series A preferred stock and our proposed equity investment in ASI and ASI's creditor banks convert up to an additional (Won)150 billion (approximately $132 million) of their ASI debt into common stock, our company will own approximately 43% of ASI's outstanding voting stock, and the Kim family's direct ownership of ASI's and our outstanding common and preferred voting stock will be reduced to approximately 6% and 51%, respectively. Even though the Kim family's ownership of our company and ASI will be reduced, we believe that the Kim family will continue to exercise significant influence over our company and ASI and its affiliates. This could lead to conflicts of interest between our company and ASI or its affiliates. You should read "Business -- Our Acquisition of ASI's Packaging and Test Business and Investment in ASI" for more information on our relationship with ASI.

ABSENCE OF BACKLOG -- OUR NET REVENUES IN ANY QUARTER DEPEND ON OUR CUSTOMERS' DEMAND FOR PACKAGING AND TEST SERVICES IN THAT QUARTER, AND WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND FALLS SUDDENLY.

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

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

     We depend on a small group of customers for a substantial portion of our net revenues. In 1997, 1998 and 1999, we derived 40.1%, 35.3% and 30.6%, respectively, of our net revenues from sales to our five largest packaging and test customers, with 23.4%, 20.6% and 14.1% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during 1998 and 1999, we derived 7.4% and 15.3%, respectively, of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments, Inc. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

     For additional information regarding terms of our agreements with Texas Instruments and ASI, including ASI's rights with respect to future transfers of technology from Texas Instruments and Texas Instruments' obligations to buy wafers from us, see "Business -- Wafer Fabrication Services."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

     We provide packaging and test services through our three factories located in the Philippines and our one factory in Korea. We source additional packaging and test services from the K1, K2 and K3 factories located in Korea which are owned by ASI and which we intend to acquire. We also source wafer fabrication services from a wafer fabrication facility located in Korea and owned by ASI. In addition, many of our customers' operations are located outside the U.S. The following are risks inherent in doing business internationally:

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

  Risks Associated with Our Operations in Korea

     Our operations in Korea, as well as ASI's operations, are subject to risks inherent to operating in Korea. While our revenues in Korea will be denominated in U.S. dollars, our labor costs and some of our operating costs will be denominated in won. Substantially all of ASI's revenues and a significant portion of its debt and capital lease obligations are denominated in U.S. dollars, while its labor and some operating costs are denominated in won. Fluctuations in the won-dollar exchange rate will affect both our company's and ASI's financial results. When we make our investment in ASI and report ASI's results in our financial statements using the equity method of accounting, our financial results will be further affected by exchange rate fluctuations.

     Beginning in late 1997 and continuing into 1998, Korea experienced a severe foreign currency liquidity crisis that resulted in a significantly adverse economic environment and a material depreciation in the value of the Korean won relative to the U.S. dollar. The exchange rate as of December 31, 1996 was
(Won)844 to $1.00 as compared to (Won)1,695 to $1.00 as of December 31, 1997,
(Won)1,195 to $1.00 as of December 31, 1998, (Won)1,135 to $1.00 as of December 31, 1999 and (Won)1,132 to $1.00 as of February 29, 2000. The depreciation of the won relative to the U.S. dollar increased the cost of importing goods and services into Korea. In addition, the value in won of Korea's public and private sector debt denominated in U.S. dollars and other foreign currencies also increased significantly. These developments in turn led to sharply higher domestic interest rates and reduced opportunities for refinancing or refunding maturing debts. As a result of these difficulties, financial institutions in Korea have limited their lending, particularly to highly leveraged companies. Future economic instability in Korea could have a material adverse effect on our company's and ASI's business and financial condition.

     Relations between Korea and the Democratic People's Republic of Korea ("North Korea") have been tense over most of Korea's history. Incidents affecting relations between the two Koreas continually occur. If the level of tensions with North Korea increases or changes abruptly, both our company's and ASI's businesses could be harmed.

  Risks Associated with Our Operations in the Philippines

     Although the political situation and the general state of the economy in the Philippines have stabilized in recent years, each has historically been subject to significant instability. Most recently, the devaluation of the Philippine peso relative to the U.S. dollar beginning in July 1997 led to economic instability in the Philippines. Any future economic or political disruptions or instability in the Philippines could have a material adverse effect on our business.

     Because the functional currency of our operations in the Philippines is the U.S. dollar, we have recently benefited from cost reductions relating to peso-denominated expenditures, primarily payroll costs. We believe that any future devaluations of the Philippine peso will eventually lead to inflation in the Philippines, which could offset any savings achieved to date.

RISKS ASSOCIATED WITH OUR PROPOSED ACQUISITION OF ASI'S PACKAGING AND TEST BUSINESS -- THE ACQUISITION OF THIS BUSINESS REPRESENTS A MAJOR COMMITMENT OF OUR CAPITAL AND MANAGEMENT RESOURCES.

     We intend to conduct due diligence and obtain representations from ASI in connection with our proposed acquisition of K1, K2 and K3. However, there may be additional hidden or contingent liabilities of K1, K2 and K3, relating to matters such as environmental problems, taxation, employee obligations, fraudulent convey-ance and others, that will not have come to our attention prior to our acquisition. If such liabilities exist, our business and financial performance may suffer after the acquisition.

     Our acquisition of ASI's packaging and test factories will require our management to devote a significant portion of its resources to the maintenance and operation of factories in Korea. We have limited experience in owning and operating a business in Korea. It may take time for us to learn how to comply with relevant Korean regulations, including tax, environmental and labor laws. During the transition period in which we will integrate ASI's packaging and test business into our company, our management may not have adequate time and attention to devote to other aspects of our business, and those parts of our business could suffer.

     If the acquisition is completed, we plan to retain the approximately 6,600 Korean employees currently working in ASI's packaging and test business into our workforce, and we may face cultural difficulties until we learn how to interact with these new employees. If these employees become dissatisfied working for a U.S. company, they may leave us. If we cannot find new employees to replace departing ones, our new operations could suffer.

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

     In order to manage our growth, we must continue to implement additional operating and financial controls and hire and train additional personnel. We cannot assure you that we will continue to be successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. If we fail to: (1) properly manage growth, (2) improve our operational, financial and management systems as we grow or (3) integrate new factories and employees into our operations, our financial performance could be materially adversely affected.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

     Our wafer fabrication business, which commenced operations in January 1998, depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments (the "Texas Instruments Manufacturing and Purchasing Agreement") requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. We cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed. For example, Texas Instruments' orders in the first half of 1998 were below required minimum purchase commitments due to market conditions and issues encountered by Texas Instruments in the transition of its products to new technology.

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

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT ADVERSELY CHANGES.

     We obtain from vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality and (4) at competitive prices.

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

COMPETITION -- WE MUST COMPETE AGAINST LARGE AND ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST BUSINESS AND THE WAFER FABRICATION BUSINESS.

     The independent semiconductor packaging and test market is very competitive. This sector is comprised of approximately 40 companies. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

     Increasingly, public attention has focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. In the future, applicable land use and environmental regulations may: (1) impose upon our company the need for additional capital equipment or other process requirements, (2) restrict our company's ability to expand our respective operations, (3) subject our company to liability or (4) cause our company to curtail our operations.

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     We currently hold 68 U.S. patents, and we also have 102 pending patents and are preparing an additional 57 patent applications for filing. In connection with our proposed acquisition of K1, K2 and K3 from ASI, we plan to acquire all of ASI's patents, patent applications and other intellectual property rights related to its packaging and test business. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

     As of February 29, 2000, Mr. James Kim and members of his family beneficially owned approximately 59% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters include the approval of the acquisition of K1, K2 and K3 and could include:

     - the election of all of the members of our Board of Directors;

     - proxy contests;

     - approvals of transactions between our company and ASI or other entities in which Mr. James Kim and members of his family have an interest, including transactions which may involve a conflict of interest;

     - mergers involving our company;

     - tender offers; and

     - open market purchase programs or other purchases of our common stock.

STOCK PRICE VOLATILITY

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     - actual or anticipated quarter-to-quarter variations in operating results;

     - announcements of technological innovations or new products and services by Amkor or our competitors;

     - general conditions in the semiconductor industry;

     - changes in earnings estimates or recommendations by analysts;

     - developments affecting ASI;

     - or other events or factors, many of which are out of our control

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of information regarding quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitivity" in
Item 7 of this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Public Accountants (Arthur Andersen
  LLP)......................................................   44
Consolidated Statements of Income -- Years ended December
  31, 1997, 1998 and 1999...................................   45
Consolidated Balance Sheets -- December 31, 1998 and 1999...   46
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1997, 1998 and 1999....................   47
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1997, 1998 and 1999..........................   48
Notes to Consolidated Financial Statements..................   49
Report of Independent Accountants (Samil Accounting
  Corporation) with respect to the 1999 Financial Statements
  of Amkor Technology Korea, Inc. ..........................   76
Report of Independent Accountants (Samil Accounting
  Corporation) with respect to the Financial Statement of
  Anam Semiconductor, Inc. as of and for the years ended
  December 31, 1999, 1998 and 1997..........................   77
Independent Auditor's Report (Ahn Kwon & Co.) with respect
  to the Financial Statements of Anam Engineering &
  Construction Co., Ltd. as of and for the years ended
  December 31, 1999, 1998 and 1997..........................   79
Independent Auditor's Report (Siana Carr & O'Connor, LLP)
  with respect to the Financial Statements of Anam USA, Inc.
  as of December 31, 1999 and 1998 and for the three years
  ended December 31, 1999...................................   80
Report of Independent Public Accountants (Arthur Anderson
  LLP) with respect to Schedule II -- Valuation and
  Qualifying Accounts.......................................   87
Schedule II -- Valuation and Qualifying Accounts............   88

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Amkor Technology, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anam Semiconductor, Inc. ("ASI") (See Note 3), the investment in which is reflected in the accompanying 1997 and 1999 financial statements using the equity method of accounting. The investment in ASI represents 2% of total assets at December 31, 1997 and 1999 and the equity in its net loss represents 29% and 2% of net income before the equity in loss of investees in 1997 and 1999, respectively. In addition, we did not audit the financial statements of Amkor Technology Korea, Inc., ("ATK"), a wholly-owned subsidiary, which statements reflect total assets and total operating income of 35% and 6%, respectively, of the related consolidated totals in 1999. The statements of ASI and ATK were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for ASI and ATK, is based solely on the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amkor Technology, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 3, 2000
(except as discussed in Note 21 with respect to the Company's proposed acquisition of ASI's packaging and test facilities and its investment in ASI, as to which the date is February 28, 2000, and the related proposed financing, as to which the date is March 16, 2000)

                             AMKOR TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES...........................................  $1,455,761    $1,567,983    $1,909,972
COST OF REVENUES -- including purchases from ASI (Note
  3)...................................................   1,242,669     1,307,150     1,577,226
                                                         ----------    ----------    ----------
GROSS PROFIT...........................................     213,092       260,833       332,746
                                                         ----------    ----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative..................     103,726       119,846       145,233
  Research and development.............................       8,525         8,251        11,436
                                                         ----------    ----------    ----------
     Total operating expenses..........................     112,251       128,097       156,669
                                                         ----------    ----------    ----------
OPERATING INCOME.......................................     100,841       132,736       176,077
                                                         ----------    ----------    ----------
OTHER (INCOME) EXPENSE:
  Interest expense, net................................      32,241        18,005        45,364
  Foreign currency (gain) loss.........................        (835)        4,493           308
  Other expense, net...................................       8,429         9,503        25,117
                                                         ----------    ----------    ----------
     Total other expense...............................      39,835        32,001        70,789
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES, EQUITY IN LOSS OF INVESTEES
  AND MINORITY INTEREST................................      61,006       100,735       105,288
PROVISION FOR INCOME TAXES.............................       7,078        24,716        26,600
EQUITY IN LOSS OF INVESTEES............................     (17,291)           --        (1,969)
MINORITY INTEREST......................................      (6,644)          559            --
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   43,281    $   75,460    $   76,719
                                                         ==========    ==========    ==========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes, equity in loss
     of investees and minority interest................  $   61,006    $  100,735
  Pro forma provision for income taxes.................      10,691        29,216
                                                         ----------    ----------
  Pro forma income before equity in loss of investees
     and minority interest.............................      50,315        71,519
  Historical equity in loss of investees...............     (17,291)           --
  Historical minority interest.........................      (6,644)          559
                                                         ----------    ----------
  Pro forma net income.................................  $   39,668    $   70,960
                                                         ==========    ==========
PER SHARE DATA:
  Basic net income per common share....................  $      .52    $      .71    $      .64
                                                         ==========    ==========    ==========
  Diluted net income per common share..................  $      .52    $      .70    $      .63
                                                         ==========    ==========    ==========
  Basic pro forma net income per common share
     (unaudited).......................................  $      .48    $      .67
                                                         ==========    ==========
  Diluted pro forma net income per common share
     (unaudited).......................................  $      .48    $      .66
                                                         ==========    ==========
  Shares used in computing basic (proforma for 1997
     and 1998) net income per common share.............      82,610       106,221       119,341
                                                         ==========    ==========    ==========
  Shares used in computing diluted (proforma for 1997
     and 1998) net income per common share.............      82,610       116,596       135,067
                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  227,587    $   98,045
  Short-term investments....................................       1,000       136,595
  Accounts receivable --
     Trade, net of allowance for doubtful accounts of $5,952
      and $2,443............................................     109,243       157,281
     Due from affiliates....................................      25,990         6,278
     Other..................................................       5,900         6,469
  Inventories...............................................      85,628        91,465
  Other current assets......................................      16,687        11,117
                                                              ----------    ----------
          Total current assets..............................     472,035       507,250
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, net..........................     416,111       859,768
                                                              ----------    ----------
INVESTMENTS.................................................      25,476        63,672
                                                              ----------    ----------
OTHER ASSETS:
  Due from affiliates.......................................      28,885        27,858
  Intangible assets.........................................      26,158       233,532
  Other.....................................................      34,932        63,009
                                                                  89,975       324,399
                                                              ----------    ----------
          Total assets......................................  $1,003,597    $1,755,089
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft............................................  $   13,429    $   16,209
  Short-term borrowings and current portion of long-term
     debt...................................................      38,657         6,465
  Trade accounts payable....................................      96,948       122,147
  Due to affiliates.........................................      15,722        37,913
  Accrued expenses..........................................      77,004        88,577
  Accrued income taxes......................................      38,892        41,587
                                                              ----------    ----------
          Total current liabilities.........................     280,652       312,898
                                                              ----------    ----------
LONG-TERM DEBT..............................................      14,846         9,021
                                                              ----------    ----------
SENIOR AND SENIOR SUBORDINATED NOTES........................          --       625,000
                                                              ----------    ----------
CONVERTIBLE SUBORDINATED NOTES..............................     207,000        53,435
                                                              ----------    ----------
OTHER NONCURRENT LIABILITIES................................      10,738        16,994
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
  Common stock..............................................         118           131
                                                              ----------    ----------
  Additional paid-in capital................................     381,061       551,964
                                                              ----------    ----------
  Retained earnings.........................................     109,738       189,733
                                                              ----------    ----------
  Receivable from stockholder (Note 12).....................          --        (3,276)
                                                              ----------    ----------
  Accumulated Other Comprehensive Income:
     Unrealized losses on investments.......................        (556)         (811)
                                                              ----------    ----------
          Total stockholders' equity........................     490,361       737,741
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,003,597    $1,755,089
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                 ADDITIONAL              RECEIVABLE        OTHER
                                        COMMON    PAID-IN     RETAINED      FROM       COMPREHENSIVE              COMPREHENSIVE
                                        STOCK     CAPITAL     EARNINGS   STOCKHOLDER      INCOME        TOTAL        INCOME
                                        ------   ----------   --------   -----------   -------------   --------   -------------
                                                                            (IN THOUSANDS)
BALANCE AT JANUARY 1, 1997............   $ 46     $ 16,770    $ 32,340     $              $(3,344)     $ 45,812
  Net income..........................     --           --      43,281          --             --        43,281      $43,281
  Unrealized gains on investments.....     --           --          --          --          1,586         1,586        1,586
  Currency translation adjustments....     --           --          --          --          1,095         1,095        1,095
                                                                                                                     -------
  Comprehensive income (Note 12)......                                                                                45,962
                                                                                                                     -------
  Distributions.......................     --           --      (5,000)         --             --        (5,000)
  Change in division equity account...     --        4,101          --          --             --         4,101
                                         ----     --------    --------     -------        -------      --------
BALANCE AT DECEMBER 31, 1997..........     46       20,871      70,621          --           (663)       90,875
  Net income..........................     --           --      75,460          --             --        75,460       75,460
  Unrealized losses on investments....     --           --          --          --           (556)         (556)        (556)
  Currency translation adjustments,
    reclassification for loss included
    in net income.....................     --           --          --          --            663           663          663
                                                                                                                     -------
  Comprehensive income (Note 12)......     --           --          --          --             --            --       75,567
                                                                                                                     -------
  Distributions.......................     --           --     (33,100)         --             --       (33,100)
  Issuance of 35,250,000 common shares
    in public offering, net...........     35      360,228          --          --             --       360,263
  Acquisition of AKI..................     (1)          --      (3,243)         --             --        (3,244)
  Change in par value of stock in
    connection with Company
    Reorganization....................     38          (38)         --          --             --            --
                                         ----     --------    --------     -------        -------      --------
BALANCE AT DECEMBER 31, 1998..........    118      381,061     109,738          --           (556)      490,361
  Net income..........................     --           --      76,719          --             --        76,719       76,719
  Unrealized (losses) on investments,
    net of tax........................     --           --          --          --           (255)         (255)        (255)
                                                                                                                     -------
  Comprehensive income (Note 12)......                                                                               $76,464
                                                                                                                     -------
  Issuance of stock through employee
    stock purchase plan and stock
    options...........................     --        3,875          --          --             --         3,875
  Receivable from Stockholder (Note
    12)...............................     --           --       3,276      (3,276)            --            --
  Debt conversion (Note 9)............     13      167,028          --          --             --       167,041
                                         ----     --------    --------     -------        -------      --------
BALANCE AT DECEMBER 31, 1999..........   $131     $551,964    $189,733     $(3,276)       $  (811)     $737,741
                                         ====     ========    ========     =======        =======      ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                 1997         1998        1999
                                                              -----------   ---------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    43,281   $  75,460   $  76,719
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................       81,864     118,022     176,866
    Amortization of deferred debt issuance costs............           --       1,217       3,466
    Debt conversion expense.................................           --          --      17,381
    Provision for accounts receivable.......................        3,490       1,719      (3,500)
    Provision for excess and obsolete inventory.............       12,659       7,200       6,573
    Deferred income taxes...................................      (11,715)      1,250       9,418
    Equity in loss of investees.............................       16,779          --       4,591
    (Gain) loss on sale of fixed assets and investments.....         (239)      2,500       1,805
    Minority interest.......................................       (6,644)        559          --
  Changes in assets and liabilities excluding effects of
    acquisitions --
    Accounts receivable.....................................      (19,802)      4,742     (44,526)
    Proceeds from sale/(repurchase of) accounts
      receivable............................................       90,700     (16,500)     (2,700)
    Other receivables.......................................        1,547      (1,021)       (555)
    Inventories.............................................      (26,609)     23,042     (12,063)
    Due to/from affiliates, net.............................      (19,138)    (11,117)     35,403
    Other current assets....................................       (7,239)      6,709       1,601
    Other non-current assets................................        3,322      (8,061)    (15,088)
    Accounts payable........................................       60,939     (12,489)     27,474
    Accrued expenses........................................       13,817      33,489      13,117
    Accrued income taxes....................................       14,130      11,924       2,695
    Other long-term liabilities.............................       (1,089)       (685)     (5,380)
                                                              -----------   ---------   ---------
      Net cash provided by operating activities.............      250,053     237,960     293,297
                                                              -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................     (178,990)   (107,889)   (242,390)
  Acquisition of K4.........................................           --          --    (575,000)
  Acquisition of minority interest in AAP...................           --     (33,750)         --
  Acquisition of AKI........................................           --      (3,244)         --
  Acquisition of AAPMC......................................           --          --      (2,109)
  Sale of property, plant and equipment.....................        1,413         121          --
  Proceeds from the sale/(purchase) of investments..........      (15,187)    (18,550)   (135,595)
  Investment in ASI.........................................           --          --     (41,638)
                                                              -----------   ---------   ---------
      Net cash used in investing activities.................     (192,764)   (163,312)   (996,732)
                                                              -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term borrowings...       52,393    (173,565)    (24,264)
  Net proceeds from issuance of 35,250,000 common shares in
    public offering.........................................           --     360,263          --
  Proceeds from issuance of stock through employee stock
    purchase plan and stock options.........................           --          --       3,875
  Proceeds from issuance of Anam USA, Inc. debt.............    1,408,086     522,116          --
  Payments of Anam USA, Inc. debt...........................   (1,443,464)   (658,029)         --
  Net proceeds from issuance of long-term debt..............       11,389     203,170     603,569
  Payments of long-term debt................................      (43,541)   (158,833)     (9,287)
  Distributions to stockholders.............................       (5,000)    (33,100)         --
  Change in division equity account.........................        4,101          --          --
                                                              -----------   ---------   ---------
      Net cash provided by (used in) financing activities...      (16,036)     62,022     573,893
                                                              -----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       41,253     136,670    (129,542)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       49,664      90,917     227,587
                                                              -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    90,917   $ 227,587   $  98,045
                                                              ===========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $    37,070   $  27,730   $  45,500
    Income taxes............................................  $     3,022   $  12,908   $  13,734

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

     The investments in, and the operating results of, 20% to 50% owned companies, as well as the Company's investment in Anam Semiconductor Inc. ("ASI") (see Note 7), are included in the consolidated financial statements using the equity method of accounting.

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

  Reorganization

     Prior to the Reorganization (as defined herein) the combined financial statements of Amkor Technology, Inc. ("ATI") and its subsidiaries and AKI and its subsidiary included the accounts of the following based on the ownership structure prior to the Reorganization (these companies are referred to as the "Amkor Companies"):

     - Amkor Electronics, Inc. ("AEI"), (a U.S. S Corporation) and its wholly-owned subsidiaries, Amkor Receivables Corp (a U.S. Corporation) and Amkor Wafer Fabrication Services SARL (a French Limited Company) ("AWFS");

     - T.L. Limited ("TLL") (a British Cayman Island Corporation) and its Philippine subsidiaries, Amkor Anam Advanced Packaging, Inc. ("AAAP") (wholly-owned) and Amkor/Anam Pilipinas, Inc. ("AAP"), which was owned 60% by TLL and 40% by ASI (which changed its name in 1998 from Anam Industrial Co., Ltd.) (-- see Note 3), and its wholly-owned subsidiary Automated MicroElectronics, Inc. ("AMI");

     - C.I.L., Limited ("CIL") (a British Cayman Islands Corporation) and its wholly-owned subsidiary Amkor/Anam Euroservices S.A.R.L. ("AAES") (a French Corporation);

     - Amkor Anam Test Services, Inc. (a U.S. Corporation);

     - The semiconductor packaging and test business unit of Chamterry Enterprises, Ltd. ("Chamterry"). During 1997 Chamterry transferred its customers to AEI and CIL and ceased operations of its semiconductor and test business unit; and

     - AKI (a U.S. Corporation) and its wholly-owned subsidiary, Amkor-Anam, Inc. (a U.S. Corporation).

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

  Nature of Operations

     The Company provides semiconductor packaging and test services as well as wafer fabrication services to semiconductor manufacturing and semiconductor design companies located in strategic markets throughout the world. Such services are provided by the Company and by ASI under a long-standing arrangement (see Note 3). Approximately 68%, 67%, and 53% of the Company's packaging and test revenues in 1997, 1998 and 1999, respectively, relate to the packaging and test services provided by ASI. In addition, 100% of the Company's wafer fabrication revenues relate to the wafer fabrication services provided by ASI under a long-term agreement (see Note 3).

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

     During 1999, the Company has invested in high grade municipal bonds, commercial loans and preferred stocks. These investments are classified in the consolidated balance sheets either as cash and cash equivalents for securities that have an underlying maturity date of less than three months, or as short-term investments for securities that have an underlying maturity date in excess of three months and are being held for trading purposes ("Trading Securities"). As of December 31, 1999, the Company held approximately $137,000 in Trading Securities. These investments are carried at fair market value based on market quotes and recent offerings of similar securities.

     The Company has mitigated its credit risk with respect to cash and cash equivalents, as well as Trading Securities, through diversification of its portfolio of holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, high grade municipal bonds, commercial loans and preferred stocks. At December 31, 1998 and 1999, the Company maintained approximately $35,000 and

                             AMKOR TECHNOLOGY, INC.

$183,000, respectively, in high grade municipal bonds, commercial loans and preferred stocks, with the largest individual investment balance of approximately $10,000 and $12,000, respectively.

     In addition, at December 31, 1998 and 1999, the Company maintained approximately $29,000 and $11,000, respectively, in deposits and certificates of deposits at foreign owned banks and approximately $4,000 and $13,000 respectively, in deposits at U.S. banks which exceeded federally insured limits, of which, approximately $5,000 was maintained in one bank at December 31, 1999.

  Significant Customers

     The Company has a number of major customers in North America, Asia and Europe. The Company's largest customer, Texas Instruments, Inc. ("TI"), accounted for 16.5% of net revenues in 1999. Revenues for services provided to TI prior to 1999 were less than 10%. In addition, the Company's second largest customer, Intel Corporation, accounted for approximately 23.4%, 20.6% and 14.1% of net revenues in 1997, 1998 and 1999, respectively. The Company's five largest customers collectively accounted for 40.1%, 41.6%, and 43.6% of net revenues in 1997, 1998, and 1999, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company's largest customers may change.

  Risks and Uncertainties

     The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on the Company's relationship with ASI (see Note 3), reliance on a small group of principal customers, timing and volume of orders relative to the Company's production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations and the results of ASI on an equity method of accounting basis.

  Foreign Currency Translation

     Substantially all of the Company's foreign subsidiaries and investee companies use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities which were originally denominated in a foreign currency are translated into U.S. dollars at month-end exchange rates. Non-monetary items which were originally denominated in foreign currencies are translated at historical rates. Gains and losses from such remeasurement and from transactions denominated in foreign currencies are included in other (income) expense. The cumulative translation adjustment reflected in accumulated other comprehensive income in stockholders' equity in the consolidated balance sheets related primarily to investments in unconsolidated companies which used the local currency as the functional currency (see Note 7).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Accounts Receivable

     At December 31, 1998 and 1999, trade accounts receivable represent the Company's interest in receivables in excess of amounts purchased by banks under an accounts receivable sale agreement (see

                             AMKOR TECHNOLOGY, INC.

Note 4). Of the total net trade accounts receivable amount at December 31, 1998 and 1999, $22,488 and $36,880, respectively, relates to the trade accounts receivable of CIL which were not sold under the accounts receivable sale agreement.

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

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $81,159, $116,424 and $158,938 for 1997, 1998 and 1999, respectively.

  Intangible Assets

     Intangible assets consist principally of goodwill. The Company recorded goodwill representing the excess of cost over the recorded minority interest in Amkor/Anam Pilipinas, Inc., one of its Philippine subsidiaries ("AAP"). In addition, the Company recorded goodwill representing the excess of the cost over the fair market value of the net assets acquired of ASI's packaging and test business located in Kwangju, Korea ("K4") (See Note 3) and the excess of the cost over the fair market value of the net assets acquired of Anam/Amkor Precision Machine Company, Inc. ("AAPMC"), an affiliate of ASI. (See Note 18)

     Goodwill is amortized on a straight-line basis over a period of ten years which is the estimated future period to be benefited by the acquisitions. The unamortized balance of goodwill at December 31, 1998 and 1999 was $24,596 and $232,350, respectively.

  Other Noncurrent Assets

     Other noncurrent assets consist principally of deferred debt issuance costs, security deposits, the cash surrender value of life insurance policies, deferred income taxes and tax credits.

     In connection with the $207,000 offering of Convertible Notes (see Note 2), and the $625,000 offering of Senior and Senior Subordinated Notes (See Note 3) the Company incurred approximately $30,500 of debt issuance costs which have been deferred and are amortized and reflected as interest expense over the life of the Notes.

  Other Noncurrent Liabilities

     Other noncurrent liabilities consist primarily of pension obligations and noncurrent income taxes payable.

                             AMKOR TECHNOLOGY, INC.

  Stock Compensation Plans

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock based plans is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," are presented in
Note 14.

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

     AEI, which was merged into ATI just prior to the Initial Public Offering (See Note 2), elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. The accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods.

     Just prior to the Initial Public Offering (see Note 2), AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level.

  Revenue Recognition and Risk of Loss

     The Company does not take ownership of customer-supplied semiconductors. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Risk of loss for the Company's packaging costs passes upon completion of the packaging process. The Company generally records revenues upon shipment of packaged semiconductors to its customers. The Company records wafer fabrication services revenues upon shipment of completed wafers to its customers.

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

                             AMKOR TECHNOLOGY, INC.

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

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Early adoption at the beginning of any quarter after issuance is permitted, but cannot be applied retroactively. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997, or December 31, 1998, as selected at the transition date.

     The Company believes that the impact of adopting SFAS No. 133 on its financial statements will not be material and has not determined the timing of adoption.

  Reclassifications

     Certain previously reported amounts have been reclassified to conform with the current presentation.

2. INITIAL PUBLIC OFFERING

     On May 6, 1998, the Company completed its Initial Public Offering of 30,000,000 shares of its common stock at a price to the public of $11.00 per share and $180,000 aggregate principal amount of Convertible Notes ("Initial Public Offering"). Also, on May 8, 1998, the Company sold 5,250,000 additional shares of its common stock and $27,000 additional principal amounts of Convertible Notes in conjunction with the underwriters' over-allotment options. The net proceeds were approximately $558,121, after deducting the underwriter discounts and offering expenses. The convertible notes 1) are convertible into the Company's common stock at $13.50 per share; 2) are callable in certain circumstances after three years; 3) are unsecured and subordinate to senior debt; 4) carry a coupon rate of 5 3/4%; and 5) mature at the end of five years. Approximately $264,000 of the proceeds were used to reduce short-term and long-term borrowings. Approximately $86,000 of the proceeds were used to reduce amounts due to Anam USA, Inc., ASI's wholly owned financing subsidiary ("AUSA"). Approximately $34,000 of the proceeds was used to purchase ASI's 40% interest in AAP (see Note 18.) In connection with the Offerings, one existing stockholder sold approximately 5,000,000 of his shares.

3. RELATIONSHIP WITH ANAM SEMICONDUCTOR INC.

     In December 1999 the Company announced that it was in discussions with ASI to purchase it's three remaining packaging and test factories, known as K1, K2 and K3 combined with an additional equity investment in ASI. In February 2000, the Company announced that it had reached an agreement with ASI to purchase K1, K2 and K3 for $950,000 and committed to make an additional equity investment in ASI of approximately $459,000. The commitment to make this equity investment supersedes the existing commitment to ASI to purchase $150,000 in equity, previously agreed to as part of the terms of ASI's Workout (as defined below) excluding the $41,600 already invested in October 1999. The Company expects to complete the purchase of K1, K2 and K3 and investment in ASI during the second quarter of 2000. To complete the transaction with ASI, the Company intends to use existing cash and raise approximately $750,000 in secured bank debt, $410,000 in private equity financing and $225,000 in convertible subordinated notes. If we make the additional $459,000 investment in the common stock of ASI and the Creditor banks convert (Won)150 billion

                             AMKOR TECHNOLOGY, INC.

(approximately $132,000) of debt to common stock of ASI, the Company's and the Creditor banks' ownership in ASI voting stock will be approximately 43% and 34%, respectively.

     If the transaction with ASI is completed as described above, ASI will emerge from its Workout with its Korean Creditor Banks. ASI has indicated that they expect the net proceeds from the sale of K1, K2 and K3 and our additional equity investment to be used to repay a substantial amount of debt, provide funding to expand the capacity of their wafer foundry and provide general working capital.

     In October 1999, the Company acquired 10,000,000 shares of ASI common stock for approximately $41,600 ((Won)50,000,000,000) representing the Company's first installment of its commitment to invest in ASI over a four year period in connection with ASI's Workout. The remaining portion of the obligation will be canceled under the terms of the agreement to purchase K1, K2 and K3. The Company owns 18% of ASI's common stock and members of the Kim family own 11%. As a result of this ownership, and the relationship with ASI, the Company follows the equity method of accounting for its investment in ASI.

     Because the Company and ASI have reached agreement on terms to purchase K1, K2 and K3, ASI's consolidated financial statements have been prepared to reflect the packaging and test operations of ASI as discontinued operations. If the Company is successful in acquiring K1, K2 and K3 and making our planned additional equity investment in ASI, ASI will exit from the Workout program.

     The following summary of consolidated financial information pertaining to ASI for 1997, 1998 and 1999, reflecting the packaging and test operations of ASI as discontinued operations, was derived from the consolidated financial statements of ASI.

                                                    1997          1998          1999
                                                 ----------    ----------    ----------
SUMMARY INCOME STATEMENT INFORMATION:
Sales..........................................  $  406,937    $  221,098    $  285,925
Income (loss)from continuing operations........  $ (102,039)   $ (957,165)   $ (169,759)
Net income (loss)..............................  $   41,430    $ (847,533)   $  109,865
SUMMARY BALANCE SHEET INFORMATION:
Total assets...................................  $2,922,114    $1,878,950    $1,487,469
Total liabilities..............................  $2,662,612    $2,477,323    $1,785,219

     On May 17, 1999, the Company purchased certain assets and liabilities of ASI's packaging and test business located in Kwangju, Korea ("K4"). The purchase price for K4 was $575,000 in cash plus the assumption of approximately $7,000 of employee benefit liabilities. The acquisition was accounted for as a purchase. Accordingly, the results of K4 have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price of $582,000 was allocated to the fair value of the assets acquired, principally property plant and equipment, of approximately $358,000 and liabilities assumed of approximately $7,000. Goodwill resulting from the transaction of approximately $223,000 will be amortized on a straight line basis over a 10 year period, and is included in intangible assets in the Company's consolidated balance sheets at December 31, 1999.

     This acquisition was financed through a private placement completed by the Company in May 1999 which raised approximately $603,600, net of debt issuance costs of $21,400, through the issuance of $425,000 of senior notes and $200,000 in senior subordinated notes. The senior notes mature in May 2006 and have a coupon rate of 9.25%. The senior subordinated notes mature in May 2009 and have a coupon rate of 10.50%. The Company is required to pay interest semi-annually in May and November for all of the notes. Subsequent to the purchase of K4 and payment of related offering costs, the Company had approximately $29,714 of proceeds remaining for working capital. The debt issuance costs have been deferred and are included, net of amortization, in other non-current assets in the Company's consolidated balance sheet at December 31, 1999. These deferred costs are amortized over the life of the related notes.

                             AMKOR TECHNOLOGY, INC.

     In connection with the acquisition of K4, the Company has entered into a transition services agreement with ASI. Pursuant to this agreement, ASI will continue to provide many of the same non-manufacturing related services to K4 that it provided prior to the acquisition, including transportation and shipping, human resources, and accounting and general administrative services. The Company has incurred approximately $5,800 of costs during the year ended December 31, 1999 for the services provided under this agreement. In addition, the Company has also entered into an intellectual property license agreement with ASI that was effective upon the closing of the acquisition.

     To encourage the investment in K4, the Korean government has granted a tax holiday on K4's operations. The tax holiday expires ten years after the earlier of the first year K4 has taxable income or five years.

     The following table displays unaudited pro forma consolidated results of operations as though the acquisition of K4 had occurred as of the beginning of the periods presented:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Net revenues................................................  $1,577,594    $1,913,201
Net income..................................................  $   18,119    $   62,388
Pro forma net income........................................  $   13,619
Basic net income per common share...........................  $      .17    $      .52
Diluted net income per common share.........................  $      .17    $      .52
Basic pro forma net income per common share.................  $      .13
Diluted pro forma net income per common share...............  $      .13

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

     In 1997, 1998, and 1999, approximately 68%, 67% and 53%, respectively, of the Company's packaging and test revenues as well as 100% of the Company's wafer fabrication revenues in 1998 and 1999 (see Note 1) were derived from services performed for the Company by ASI. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea and Japan to whom ASI has historically sold such services directly. During 1998, the Company became responsible for marketing and selling ASI's semiconductor packaging and test services to the majority of ASI's customers in Japan. The Company has worked closely with ASI in developing new technologies and products. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancellable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date. The Company's business, financial condition and operating results have been and will continue to be significantly dependent on the ability of ASI to effectively provide the contracted services on a cost-efficient and timely basis. The termination of the Company's relationship with ASI for any reason, or any material adverse change in ASI's business resulting from underutilization of its capacity, the level of its debt and its guarantees of affiliate debt, labor disruptions, fluctuations in foreign exchange rates, changes in governmental policies, economic or political conditions in Korea or any other change could have a material adverse effect on the Company's business, financial condition and results of operations.

                             AMKOR TECHNOLOGY, INC.

     As of December 31, 1999, ASI was contingently liable under guarantees in respect of debt of its non-consolidated subsidiaries and affiliates in the aggregate amount of approximately $322 million.

     Prior to the Initial Public Offering, (see Note 2), the Company met a significant portion of its financing needs through financing arrangements obtained by AUSA for the benefit of the Company based on guarantees provided by ASI. The Company currently does not depend on such financing arrangements.

     ASI's business has been severely affected by the economic crisis in Korea. ASI has traditionally operated with a significant amount of debt relative to its equity and has contractually guaranteed the debt obligations of certain affiliates and subsidiaries. These significant uncertainties may affect ASI's future operations and its ability to maintain or refinance certain debt obligations as they mature. ASI's plans to address these matters, which are disclosed in ASI's financial statements, include entering into the Korean financial restructuring program known as "Workout" in October 1998.

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

     The Workout as approved by the creditor banks in February 1999 contains the following relief provisions for ASI:

     - The creditor banks will allow ASI to defer repayment on principal of ordinary loans until December 31, 2003. After December 31, 2003, bank loans with repayment terms will be payable through readjustment of repayment schedules on the basis of the repayment period as of October 24, 1998. For loans without repayment terms the schedule to repay principal amounts will be determined by ASI and the creditor banks at the end of such period.

     - The creditor banks will allow ASI to defer repayment of principal under capital leases until December 31, 1999, with payments of principal to resume under a 7 year installment plan thereafter.

     - The creditor banks will allow ASI to roll over the maturity of its Won-denominated debentures held by the creditor banks for an additional three year term after currently scheduled maturity dates.

     - The creditor banks will allow ASI to make no interest payments on ordinary loans until December 31, 1999. The creditor banks will add accrued interest to the principal amounts of these loans every three months.

     - The creditor banks will reduce interest rates on ASI's remaining outstanding Won-denominated ordinary bank loans to 10% or the prime rate of each creditor bank, whichever is greater. This would reduce ASI's weighted average interest rate from 12.9% before the Workout to 10.5% after the Workout.

     - The creditor banks will give ASI a five year grace period until December 31, 2003 against enforcement of guarantees made by ASI for liabilities of ASI's affiliates. In addition, interest will not accrue on guaranteed obligations during the five year period.

     - The creditor banks will provide to ASI a short-term loan of W50 billion at the prime rate plus 1%, to be repaid with proceeds from the sale of K4.

     - The creditor banks will convert (Won)250 billion ($208,000, using the December 31, 1998 exchange rate of (Won)1,207 to $1.00) of ASI debt held by the creditor banks into: (1) (Won)122.3 billion ($102,000 using the December 31, 1998 exchange rate) in equity shares of ASI, (2) (Won)108.1 billion ($90,000 using the

                             AMKOR TECHNOLOGY, INC.

      December 31, 1998 exchange rate) in five-year non-interest bearing convertible debt and (3) (Won)19.6 billion ($16,000) in non-interest bearing loans. The conversion would take place in installments over four years and at a conversion rate equal to (Won)5,000 per share, the par value of ASI's common stock. In order for the initial conversion of debt to take place in accordance with the terms of the Workout, ASI will have to undergo a series of corporate actions, including a reverse stock split to bring the fair market value of its equity shares to a price at least equal to the par value of such shares. The creditor banks would time their conversions of ASI debt to coincide with equity investments made in ASI by a third-party foreign investor company, in the aggregate amount of $150,000 over a four year period.

     The conversion of debt by the creditor banks was contingent on the Company's commitment to invest $150,000 in ASI equity over a four-year period. The Company has agreed to make an investment of $41,000 in 1999 and, assuming certain additional conditions are met, invest an additional $109,000 between years 2000 and 2002. As a result of the commitment to invest, ASI agreed to reduce the K4 purchase price from $607,000 to $582,000. The Company's commitment to ASI's creditor banks committing to an investment in ASI is contingent upon the continuation of the Workout plan as approved, the continued effectiveness of the Supply Agreements with ASI and coordination of proposed equity investments with the conversion by the creditor banks of their ASI debt to equity. The commitment letter provides that upon meeting these conditions, the Company would invest $41,000 in 1999, 2000, and 2001 with a final investment of $27,000 in 2002. The Company would purchase the ASI shares at (Won)5,000 per share. Since the commitment is in U.S. dollars, the number of shares the Company would purchase will vary based on the exchange rate of Korean won to U.S. dollars.

     Assuming the creditor banks and ASI finalize and implement the Workout under its original terms, the relative equity of ownership of ASI among the creditor banks, the Kim family and the Company would be approximately 45%, 6% and 32%, respectively (assuming an exchange rate of (Won)1,135 to $1.00 and without any future sales of ASI stock by these parties).

     The creditor banks have the right to terminate the Workout if ASI fails to meet the conditions of the Workout, which includes conditions related to ASI's financial performance. The Company believes that if the Workout is not finalized by the creditor banks and ASI or if the creditor banks subsequently terminate the Workout, the debt relief afforded to ASI pursuant to the Workout would be terminated, and the creditor banks could reinstate and enforce the original terms of ASI's debt, including accelerating ASI's obligations. If this were to occur, ASI's and the Company's businesses could be harmed.

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

4. ACCOUNTS RECEIVABLE SALE AGREEMENT

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

                             AMKOR TECHNOLOGY, INC.

receivable at the same discount to the Purchasers. The Agreement is structured as a three year facility subject to annual renewals based upon the mutual consent of the Company and purchasers.

     The Agreement was renewed effective December 30, 1998 and December 29, 1999 with the next renewal date scheduled March 29, 2000. ASI had guaranteed the Company's obligations under the agreement (See Note 3), however, ASI was released from its obligations as guarantor effective December 30, 1998.

     Proceeds, net of reduction in selected accounts receivable from the sale of receivables were $84,400 in 1997 which has decreased by $12,900 and $2,200 during 1998 and 1999, respectively, due to a further reduction in selected accounts receivable. Losses on receivables sold under the Agreement were approximately $2,414, $4,693 and $4,280 in 1997, 1998 and 1999, respectively, and are included in other expense, net. As of December 31, 1998 and 1999, approximately $2,700 and $2,200, respectively, are included in current liabilities for amounts to be refunded to the Purchasers as a result of a reduction in selected accounts receivable.

5. INVENTORIES

     Inventories consist of raw materials and purchased components which are used in the semiconductor packaging process. The Company's inventories are located at its facilities in the Philippines and Korea, or at ASI on a consignment basis. Components of inventories follow:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Raw materials and purchased components...................  $77,351    $81,379
Work-in-process..........................................    8,277     10,086
                                                           -------    -------
                                                           $85,628    $91,465
                                                           =======    =======

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998         1999
                                                       --------    ----------
Land.................................................  $  2,346    $   38,349
Buildings and improvements...........................   142,252       303,077
Machinery and equipment..............................   534,314       883,057
Furniture, fixtures and other equipment..............    40,502        52,866
Construction in progress.............................     8,282        47,393
                                                       --------    ----------
                                                        727,696     1,324,742
Less -- Accumulated depreciation and amortization....   311,585       464,974
                                                       --------    ----------
                                                       $416,111    $  859,768
                                                       ========    ==========

                             AMKOR TECHNOLOGY, INC.

7. INVESTMENTS

     The Company's investments include investments in affiliated companies which provide services to the Company (see Note 3) and certain other technology based companies. Investments are summarized as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Equity Investment in ASI (18% at December 31, 1999)......  $    --    $39,927
Other Equity Investments (20%-50% owned)
  Taiwan Semiconductor Technology Corporation............   20,052     18,456
  Other..................................................      738        860
                                                           -------    -------
     Total other equity investments......................   20,790     19,316
                                                           -------    -------
Available for Sale.......................................    4,686      4,429
                                                           -------    -------
                                                           $25,476    $63,672
                                                           =======    =======

     In October, 1999, the Company acquired 10,000,000 shares of ASI common stock for approximately $41,600 ((Won)50,000,000,000) representing the Company's first installment of its planned investments in ASI over a four year period in connection with ASI's Workout (see Note 3).

     In 1997, the Company recognized a loss of $17,291, resulting principally from the impairment of value of its investment in ASI as well as the Company's equity in loss of ASI for the year ended December 31, 1997. The amount of the impairment loss was determined based upon the market value of the ASI shares on the Korean Stock Exchange on February 16, 1998, the date that the Company sold its investment in ASI common stock to AK Investments, Inc., an entity owned by James J. Kim. In exchange for the shares, AK Investments, Inc. assumed $13,863 of the Company's long-term borrowings from AUSA.

     The following summary of consolidated financial information pertaining to ASI for 1997 was derived from the consolidated financial statements (see Note
3). No amounts are presented for 1998 as the investment was sold in February
1998.

                                                                 1997
                                                              ----------
SUMMARY INCOME STATEMENT INFORMATION:
Sales.......................................................  $  406,937
Net income..................................................  $   41,430
SUMMARY BALANCE SHEET INFORMATION:
Total assets................................................  $2,922,114
Total liabilities...........................................  $2,662,612

     On October 21, 1998, the Company announced that it entered into a joint venture, Taiwan Semiconductor Technology Corporation ("TSTC"), with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., United Test Center and Chinfon Semiconductor & Technology Company. TSTC, which commenced operations in 1999, provides independent advanced integrated circuit ("IC") packaging services primarily for the Taiwan market and Taiwan foundry output. The Company has committed to invest an estimated total of $40,000 in TSTC. In October 1998, the Company invested $10,000 as part of the second round of joint venture financing. In December 1998, the Company purchased additional TSTC shares from ASI for $10,000 which represented ASI's investment as part of the joint venture's initial round of financing in which ATI did not participate. ASI did not participate in the joint venture's second round of financing. No capital contributions were required during 1999. As of December 31, 1999 the Company owns approximately a 25%

                             AMKOR TECHNOLOGY, INC.

interest in TSTC and accordingly, the Company's investment in TSTC is accounted for using the equity method of accounting.

8. SHORT-TERM CREDIT FACILITIES

     At December 31, 1998 and 1999, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one-year renewable terms, generally bear interest at current market rates appropriate for the country in which the borrowing is made (ranging from 10% to 11% at December 31, 1999). For 1998 and 1999, the weighted average interest rate on these borrowings was 11.9% and 11.7%, respectively. The unused portion of lines of credit was approximately $82,000 at December 31, 1999.

9. DEBT

     Following is a summary of the Company's short-term borrowings and long-term debt:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Short-term borrowings (see Note 8)..........................  $ 30,430    $  3,386
Senior notes, 9.25%, due May 2006 (See Note 3)..............        --     425,000
Senior subordinated notes, 10.5%, due May 2009 (See Note
  3)........................................................        --     200,000
Convertible subordinated notes, 5.75%, due May 2003 (See
  Note 2)...................................................   207,000      53,435
Note payable, interest at bank's prime (8.8% at December 31,
  1999), due in installments with balance due April 2004....    12,747      11,472
Note payable, interest at LIBOR plus annual spread (10.25%
  at December 31, 1998), due in installments with balance
  due November 1999.........................................     7,000          --
Other, primarily capital lease obligations and other debt...     3,326         628
                                                              --------    --------
                                                               260,503     693,921
Less -- Short-term borrowings and current portion of
  long-term debt............................................   (38,657)     (6,465)
                                                              --------    --------
                                                              $221,846    $687,456
                                                              ========    ========

     In the fourth quarter of 1999, the Company completed an early conversion of convertible subordinated notes. As a result, the Company exchanged 12.1 million shares of the Company's common stock for $153,565 of the Company's convertible notes. The fair value of the shares of common stock issued in the exchanges in excess of the shares required for conversion was $17,381, and was expensed during the fourth quarter of 1999. This amount is included in other expense in the accompanying consolidated statements of income.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $5,752, $9,072, and $19,905 in 1997, 1998 and 1999, respectively, in the accompanying consolidated statements of income.

     The $53,435 of convertible notes mature in May 2003, the $425,000 of senior notes mature in May 2006 and the $200,000 of senior subordinated notes mature in May 2009. The senior notes and senior subordinated notes contain certain covenants that could restrict the Company's ability and the ability of the Company's subsidiaries to: incur additional indebtedness; pay dividends, repurchase stock, prepay subordinate debt and make investments and other restricted payments; create restrictions on the ability of the Company's subsidiaries to pay dividends or make other payments; engage in sale and leaseback transactions; create liens; enter into transactions with affiliates; and sell assets or merge with or into other companies. These covenants are subject to certain exceptions. The Company was in compliance with these covenants as of December 31,

                             AMKOR TECHNOLOGY, INC.

1999. The principal payments required under other long-term debt borrowings at December 31, 1999 are as follows:

                                                     AMOUNT
                                                     -------
2000...............................................  $ 3,079
2001...............................................    2,647
2002...............................................    2,549
2003...............................................    2,549
2004...............................................    1,276
Thereafter.........................................       --
                                                     -------
     Total.........................................  $12,100
                                                     =======

10. EMPLOYEE BENEFIT PLANS

  U.S. Defined Contribution Plan

     ATI has a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to 13% of salary to the plan and ATI matches 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $959, $1,394 and $1,828 in 1997, 1998 and 1999, respectively.

  Philippine Pension Plan

     The Company's Philippine subsidiaries sponsor a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

     During 1998, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of this plan.

     The components of net periodic pension cost for the Company's Philippine defined benefit plan are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          ------    ------    -------
Service cost of current period..........................  $1,274    $1,618    $ 2,153
Interest cost on projected benefit obligation...........     957     1,209      1,563
Expected return on plan assets..........................    (534)     (879)    (1,083)
Amortization of transition obligation and actuarial
  gains/losses..........................................      81        79        137
                                                          ------    ------    -------
     Total pension expense..............................  $1,778    $2,027    $ 2,770
                                                          ======    ======    =======

     It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

                             AMKOR TECHNOLOGY, INC.

     The following table sets forth the funded status of the Company's Philippine defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                               1998       1999
                                                              -------    -------
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $10,428    $13,567
  Service cost..............................................    1,618      2,153
  Interest cost.............................................    1,209      1,563
  Actuarial loss/(gain).....................................      194       (356)
  Foreign exchange(gain)/loss...............................      348       (388)
  Benefits paid.............................................     (230)    (1,155)
                                                              -------    -------
  Projected benefit obligation at end of year...............   13,567     15,384
                                                              -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year............    6,614      8,204
  Actual return on plan assets..............................     (461)     2,107
  Employer contribution.....................................    2,137      1,748
  Foreign exchange (gain)/loss..............................      144       (235)
  Benefits paid.............................................     (230)    (1,155)
                                                              -------    -------
  Fair value of plan assets at end of year..................    8,204     10,669
                                                              -------    -------
Funded status:
  Projected benefit obligation in excess of plan assets.....    5,363      4,715
  Unrecognized actuarial loss...............................   (2,546)    (1,011)
  Unrecognized transition obligation........................     (906)      (826)
                                                              -------    -------
  Accrued pension costs.....................................  $ 1,911    $ 2,878
                                                              =======    =======

     The discount rate used in determining the projected benefit obligation was 12% as of December 31, 1998 and 1999. The rates of increase in future compensation levels was 11% as of December 31, 1998 and 1999. The expected long-term rate of return on plan assets was 12% as of December 31, 1998 and 1999. These rates reflect economic and market conditions in the Philippines.

     The fair value of plan assets include an investment in our Company's common stock of approximately $2,800 at December 31, 1999.

                             AMKOR TECHNOLOGY, INC.

11. INCOME TAXES

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1997         1998        1999
                                                       ---------    --------    --------
Current:
  Federal............................................  $ 16,126     $18,316     $ 9,928
  State..............................................     2,639       4,426       1,746
  Foreign............................................        28         724       5,508
                                                       --------     -------     -------
                                                         18,793      23,466      17,182
                                                       --------     -------     -------
Deferred:
  Federal............................................    (4,991)        282         532
  Foreign............................................    (6,724)        968       8,886
                                                       --------     -------     -------
                                                        (11,715)      1,250       9,418
                                                       --------     -------     -------
     Total provision.................................  $  7,078     $24,716     $26,600
                                                       ========     =======     =======

     The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1998        1999
                                                      --------    -------    --------
Federal statutory rate..............................  $ 21,352    $35,257    $ 36,162
State taxes, net of federal benefit.................     1,285      2,877       2,028
S Corp. status of AEI through April 28, 1998........    (3,613)    (4,500)         --
Deferred taxes established at termination of S Corp.
  status of AEI.....................................        --     (1,954)         --
Income of foreign subsidiaries subject to tax
  holiday...........................................    (5,106)    (9,129)    (14,860)
Foreign exchange (losses)/gains recognized for
  income taxes......................................   (21,147)    12,602       8,023
Change in valuation allowance.......................    22,000     (8,079)    (11,084)
Difference in rates on foreign subsidiaries.........    (7,693)    (3,377)       (630)
Goodwill and other permanent differences............        --      1,019       6,961
                                                      --------    -------    --------
     Total..........................................  $  7,078    $24,716    $ 26,600
                                                      ========    =======    ========

     The Company has structured its global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. AAAP has a tax holiday in the Philippines which expires at the end of 2002. Foreign exchange (losses)/gains recognized for income taxes relate to unrecognized net foreign exchange (losses)/gains on U.S. dollar denominated monetary assets and liabilities. These (losses)/gains, which are not recognized for financial reporting purposes as the U.S. dollar is the functional currency (see Note 1), result in deferred tax assets that will be realized, for Philippine tax reporting purposes, upon settlement of the related asset or liability. The net deferred tax asset related to these losses increased in 1997 as a result of the dramatic devaluation of the Philippine peso relative to the U.S. dollar. These assets decreased in 1998 and 1999 as they were realized for Philippine tax reporting purposes. The Company's ability to utilize these assets depends on the timing of the settlement of the related assets or liabilities and the amount of taxable income recognized within the Philippine statutory carryforward limit of

                             AMKOR TECHNOLOGY, INC.

three years. During 1999, AAP reversed a valuation allowance established in prior years for a portion of the related deferred tax assets. During 1999, AAP realized all foreign net operating loss carryforwards established in 1998. In addition, minimum corporate income tax credits of $1,182 reversed to offset current foreign tax obligations.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997        1998       1999
                                                      --------    --------    -------
Deferred tax assets (liabilities):
  Retirement benefits...............................  $    816    $  1,038    $   463
  Other accrued liabilities.........................       100       4,571      2,579
  Receivables.......................................       227       1,717        523
  Inventories.......................................     6,509       2,583      3,892
  Property, plant and equipment.....................        --      (2,139)    (2,539)
  Unrealized foreign exchange losses................    37,447      15,805        480
  Unrealized foreign exchange gains.................    (9,084)     (3,530)    (2,175)
  Loss on sale of investment in ASI.................        --       1,620      1,620
  Net foreign operating loss carryforward...........        --       3,646         --
  Minimum corporate income tax......................        --       1,182         --
  Equity in earnings of investees...................        --          --      1,148
  Other.............................................        (2)        191        191
                                                      --------    --------    -------
  Net deferred tax asset............................    36,013      26,684      6,182
  Valuation allowance...............................   (22,000)    (13,921)    (2,837)
                                                      --------    --------    -------
  Net deferred tax asset............................  $ 14,013    $ 12,763    $ 3,345
                                                      ========    ========    =======

     Non-U.S. income before taxes and minority interest of the Company was approximately $33,000, $54,000 and $74,000 in 1997, 1998 and 1999, respectively.

     The company does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are permanently reinvested in the companies that produced them. These cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to approximately $112,000 as of December 31, 1999. An estimated $27,000 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

     At December 31, 1998 and 1999 current deferred tax assets of $9,838 and $5,793, respectively, are included in other current assets and noncurrent deferred tax assets of $2,925 and $2,324, respectively, are included in other assets in the consolidated balance sheet. The Company's net deferred tax assets include amounts which, in the opinion of management, are more likely than not to be realizable through future taxable income. In addition, at December 31, 1999, noncurrent deferred tax liabilities of $4,772 are included in other noncurrent liabilities in the consolidated balance sheet.

     The Company's tax returns have been examined through 1995 in the Philippines and through 1994 in the U.S. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates for the Company.

                             AMKOR TECHNOLOGY, INC.

12. STOCKHOLDERS' EQUITY

     The common stock and additional paid-in capital of the Company are reflected at the original cost of the Amkor Companies. In connection with the Reorganization (see Note 1), the Company has authorized 500,000,000 shares of $.001 par value common stock, of which 117,860,000 and 130,659,772 were issued and outstanding at December 31, 1998 and 1999, respectively. In addition, the Company has authorized 10,000,000 shares of $.001 par value preferred stock, designated as Series A.

     At the date of the Reorganization consolidated retained earnings included $3,243 related to AKI. This amount is reflected as a reduction in retained earnings in 1998 as a result of the purchase of AKI by the Company.

     The receivable from stockholder included in stockholders equity represents the balance due from Mr. & Mrs. Kim and the Kim Family Trusts related to the finalization of AEI's tax returns (See Note 11).

     Changes in the division equity account reflected in the consolidated statement of stockholders' equity represent the net cash flows resulting from the operations of the Chamterry semiconductor packaging and test business for 1997. Such cash flows have been presented as distributions or capital contributions since these amounts were retained in Chamterry Enterprises, Ltd. for the benefit of the owners.

     The line items included in other comprehensive income, prior to 1999, as presented in the consolidated statements of stockholders' equity, relate to S Corporation activity prior to 1998. Accordingly, the related amounts reflected in other comprehensive income and accumulated other comprehensive income in the consolidated statements of stockholders' equity and the consolidated balance sheets are net of taxes at an effective tax rate of 0%. Unrealized losses on investments during 1998 and 1999 have been tax effected at the applicable statutory rates.

13. EARNINGS PER SHARE

     Net income per common share was calculated by dividing net income and pro forma net income by the weighted average number of shares outstanding for the respective periods, adjusted for the effect of the Reorganization (see Note 1) and the Initial Public Offering (see Note 2).

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. Both the Company's basic and diluted as well as the Company's basic pro forma and diluted pro forma per share amounts are the same for the year ended December 31, 1997. The Company's basic and diluted per share amounts for the years ended December 31, 1998 and 1999 as well as the Company's basic proforma and diluted proforma per share amounts for the year ended December 31, 1998 are calculated as follows:

                                                                   WEIGHTED
                                                  EARNINGS      AVERAGE SHARES    PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                 -----------    --------------    ---------
Earnings per Share -- Year Ended December 31,
  1998
  Basic earnings per share.....................    $75,460       106,221,000        $0.71
  Impact of Convertible Notes..................      5,672        10,334,000
  Dilutive effect of options...................         --            41,000
                                                   -------       -----------        -----
  Diluted earnings per share...................    $81,132       116,596,000        $0.70
                                                   =======       ===========        =====

                             AMKOR TECHNOLOGY, INC.

                                                                   WEIGHTED
                                                  EARNINGS      AVERAGE SHARES    PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                 -----------    --------------    ---------
Pro forma Earnings per Share -- Year Ended
  December 31, 1998 (unaudited)
  Basic pro forma earnings per share...........    $70,960       106,221,000        $0.67
  Impact of Convertible Notes..................      5,672        10,334,000
  Dilutive effect of options...................         --            41,000
                                                   -------       -----------        -----
  Diluted pro forma earnings per share.........    $76,632       116,596,000        $0.66
                                                   =======       ===========        =====
Earnings per Share -- Year Ended December 31,
  1999
  Basic earnings per share.....................    $76,719       119,341,000        $0.64
  Impact of Convertible Notes..................      8,249        14,228,000
  Dilutive effect of options...................         --         1,498,000
                                                   -------       -----------        -----
  Diluted earnings per share...................    $84,968       135,067,000        $0.63
                                                   =======       ===========        =====

14. STOCK COMPENSATION PLANS

     1998 Director Option Plan. The Company's 1998 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in January 1998 and was approved by the Company's stockholders in April 1998. A total of 300,000 shares of Common Stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. Generally, the Director Plan provides for an initial grant of options to purchase 15,000 shares of Common Stock to each new non-employee director of the Company (an "Outside Director") when such individual first becomes an Outside Director. In addition, each Outside Director will automatically be granted subsequent options to purchase 5,000 shares of Common Stock on each date on which such Outside Director is re-elected by the stockholders of the Company, provided that as of such date such Outside Director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the Common Stock on the grant date, except that with respect to initial grants to directors on the effective date of the Director Plan the exercise price was 94% of the Initial Public Offering price per share of Common Stock in the Initial Public Offering. The term of each option is ten years and each option granted to an Outside Director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of December 31, 1999, there were 90,000 options outstanding under the Director Plan.

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

     Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year period and the term of the options granted under the 1998 Plan may not exceed ten years. As of December 31, 1999, there were 4,775,098 options outstanding under the 1998 Plan.

     1998 Stock Option Plan for French Employees. The 1998 Stock Option Plan for French Employees (the "French Plan") was approved by the Board of Directors in April 1998. Unless terminated sooner, the French Plan will continue in existence for 5 years. The French Plan provides for the granting of options to

                             AMKOR TECHNOLOGY, INC.

employees of the Company's French subsidiaries (the "French Subsidiaries"). A total of 250,000 shares of Common Stock have been reserved for issuance under the French Plan plus an annual increase to be added on each anniversary date of the adoption of the French Plan. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of Common Stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant. As of December 31, 1999, there were 200,450 options outstanding under the French Plan.

     A summary of the status of the Company's stock option plans follows:

                                                                WEIGHTED AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                   OF SHARES       PER SHARE
                                                   ---------    ----------------
Balance at January 1, 1998.......................         --         $   --
Granted..........................................  3,974,200         $10.01
Exercised........................................         --         $   --
Cancelled........................................    150,300         $11.00
                                                   ---------         ------
Balance at December 31, 1998.....................  3,823,900         $ 9.97
                                                   ---------         ------
Exercisable at December 31, 1998.................         --         $   --
                                                   =========         ======
Balance at January 1, 1999.......................  3,823,900         $ 9.97
Granted..........................................  1,468,450         $10.62
Exercised........................................     75,534         $10.49
Cancelled........................................    151,268         $ 9.91
                                                   ---------         ------
Balance at December 31, 1999.....................  5,065,548         $10.15
                                                   ---------         ------
Exercisable at December 31, 1999.................  1,363,644         $ 9.82
                                                   =========         ======

     Significant option groups outstanding at December 31, 1999 and the related weighted average exercise price and remaining contractual life information are as follows:

                                          OUTSTANDING            EXERCISABLE
                                      --------------------   --------------------     WEIGHTED
                                                  WEIGHTED               WEIGHTED     AVERAGE
                                                  AVERAGE                AVERAGE     REMAINING
                                       SHARES      PRICE      SHARES      PRICE     LIFE (YEARS)
                                      ---------   --------   ---------   --------   ------------
Options with Exercise Price of:
  $16.56 - $28.25...................    223,950    $18.73           --        --        9.79
  $10.00 - $11.00...................  3,035,405    $10.98    1,148,538    $11.00        8.37
  $8.06 - $9.63.....................  1,083,050    $ 9.06       10,000    $ 9.14        9.33
  $5.66 - $7.97.....................    723,143    $ 5.67      205,106    $ 5.66        8.85
                                      ---------    ------    ---------    ------        ----
Options outstanding at December 31,
  1999..............................  5,065,548              1,363,644
                                      =========              =========

                             AMKOR TECHNOLOGY, INC.

     A summary of the weighted average fair value of options at grant date granted during the year ended December 31, 1998 and 1999 follows:

                                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                NUMBER      EXERCISE PRICE       GRANT DATE
                                               OF SHARES      PER SHARE         FAIR VALUES
                                               ---------   ----------------   ----------------
Options granted during 1998:
  Options whose exercise price is greater
     than the market price on grant date.....     42,600        $11.00             $2.22
                                               ---------        ------             -----
  Options whose exercise price equals market
     price on grant date.....................  3,901,600        $ 9.99             $4.31
                                               ---------        ------             -----
  Options whose exercise price is less than
     the market price on grant date..........     30,000        $10.34             $4.97
                                               =========        ======             =====
Options granted during 1999:
  Options whose exercise price equals market
     price on grant date.....................  1,468,450        $10.62             $6.33
                                               =========        ======             =====

     In order to calculate the fair value of stock options at date of grant, the Company used the Black-Scholes option pricing model. The following assumptions were used: expected option term -- 4 years, stock price volatility factor -- 47% and 75% for 1998 and 1999 respectively, dividend yield -- 0%, and risk free interest rate -- 5.38% and 5.52% for 1998 and 1999, respectively.

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

     Under the Purchase Plan, for the offering periods ending April 30, 1999 and October 31, 1999, the Company sold 399,310 and 187,445 shares, respectively. In addition, the Company has withheld $540 through payroll deductions as of December 31, 1999. The fair market value per share of the Company's common stock was $4.56 on October 1, 1998, the start date of the first offering period, $9.53 on May 1, 1999 and $21.31 on November 1, 1999. The fair values of the purchase rights granted for the offering periods beginning October 1, 1998, May 1, 1999 and November 1, 1999 were $1.29, $3.21, and $6.99 respectively, which was estimated using the Black Scholes option pricing model with the following assumptions: expected option term -- 7 months for the offering period beginning October 1, 1998 and 6 months for the other offering periods; stock price volatility factor -- 47% and 75% for the offering period beginning October 1, 1998 and the other offering

                             AMKOR TECHNOLOGY, INC.

periods, respectively; dividend yield for all offering periods -0%; risk-free interest rate -5.38% and 5.52% for the offering period beginning October 1, 1998 and the other offering periods, respectively.

     The Company accounts for its stock compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had the Company recorded compensation expense for its stock compensation plans, as provided by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's reported net income and basic and diluted earnings per share, which reflects pro forma adjustments for income taxes for 1997 and 1998 (see Note 20), would have been reduced to the pro forma amounts indicated below:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1998        1999
                                                --------    --------    --------
Net Income:
  As reported.................................  $39,668     $70,960     $76,719
  Pro forma...................................  $39,668     $69,313     $72,033
Earnings per share:
  Basic:
     As reported..............................  $  0.48     $  0.67     $  0.64
     Pro forma................................  $  0.48     $  0.65     $  0.60
  Diluted:
     As reported..............................  $  0.48     $  0.66     $  0.63
     Pro forma................................  $  0.48     $  0.64     $  0.59

15. RELATED-PARTY TRANSACTIONS

     At December 31, 1997, the Company owned 8.1% of the outstanding stock of ASI (see Note 7), and ASI owned 40% of AAP. On February 16, 1998, the Company sold its investment in ASI common stock for $13,863 to AK Investments, Inc. based on the market value of ASI shares on the Korean Stock Exchange. On June 1, 1998 the Company purchased ASI's interest in AAP for approximately $34,000 (see
Note 18).

     The Company previously met a significant portion of its financing from financing arrangements provided by AUSA. A majority of the amount due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and test service charges and wafer fabrication service charges from ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement were significant. Purchases from ASI through AUSA were $527,858, $573,791 and $714,475 for 1997, 1998 and 1999,
respectively. Charges from AUSA for interest and bank charges were $6,002, $2,215 and $1,416 for 1997, 1998 and 1999, respectively. Excluding the $20,000 balance due from ASI at December 31, 1998 for prepaid wafer foundry service charges (see discussion below), the net amounts payable to ASI and AUSA were $8,357 and $28,301 at December 31, 1998 and 1999, respectively.

     To facilitate capacity expansion for new product lines, certain customers advanced the Company funds to purchase certain equipment to fulfill such customers forecasts. In certain cases, the customer has requested that the equipment be installed in the ASI factories. In these cases, the Company receives funds from the customer and advances the funds to ASI. ASI in turn purchases the necessary equipment. ASI repays the Company through a reduction of the monthly processing charges related to the customer product being assembled. The Company will reduce its obligation to the customer through a reduction in the accounts

                             AMKOR TECHNOLOGY, INC.

receivable, due from the customer, at the time services are billed. As of December 31, 1998 and 1999 this amount was approximately $2,600 and $1,141, respectively.

     On August 1, 1997, the Company sold its equity investment in Anam Semiconductor & Technology Co., Ltd. ("AST"), an affiliate of ASI, and certain investments and notes receivable from companies unrelated to the semiconductor packaging and test business to AK Investments, Inc., at cost ($49,740) and AK Investments, Inc. assumed $49,740 of the Company's long-term borrowings from Anam USA, Inc. Management estimates that the fair value of these investments and notes receivable approximated the carrying value at August 1, 1997. Subsequent to the sale on August 1, 1997 the Company loaned AK Investments, Inc. $12,800 for the purchase of additional investments. The amount outstanding on this loan at December 31, 1998 and 1999 was $59 and $0, respectively.

     The Company utilizes AST as a key supplier of leadframes. Historically, the Company has paid AST for these services on net 30-day terms. Effective at the end of July 1998, the Company changed its payment policy from net 30-days, to paid-in advance. Accordingly the Company now pays for its materials before shipment. This change in payment policy resulted in an advance to AST which is reflected in the current portion of Due from Affiliate. As of December 31, 1998 and 1999, the balance paid in advance to AST was approximately $3,500 and $1,500, respectively. Payments to AST were approximately $26,000, $32,500 and $33,000 during 1997, 1998 and 1999, respectively.

     Anam Engineering and Construction, an affiliate of ASI, built the packaging facility for AAAP in the Philippines. Payments to Anam Engineering and Construction were $3,844, $869 and $3,881 in 1997, 1998 and 1999, respectively. Anam Precision Equipment and Anam Instruments manufacture certain equipment used by the Philippine operations. Payments to Anam Precision Equipment and Anam Instruments were $4,211, $10,272 and $14,610 in 1997, 1998 and 1999, respectively.

     A principal stockholder of the Company has extended guarantees on behalf of the Company in the amount of $91,000 and $16,000 at December 31, 1998 and 1999, respectively. Also in 1997, a company controlled by this stockholder purchased investments in the amount of $49,740 (see Note 7).

     The Company leases office space in West Chester, Pennsylvania from certain stockholders of the Company. The lease expires in 2006. The Company has the option to extend the lease for an additional 10 years through 2016. On September 11, 1997, the office previously being leased in Chandler, Arizona was purchased from certain stockholders of the Company. The total purchase price of the building ($5,710) represented the carrying value to the stockholders. Amounts paid for these leases in 1997, 1998 and 1999 were $1,458, $1,118 and $1,140, respectively.

     At December 31, 1998 and 1999, the Company had net balances due from affiliates other than ASI and AUSA of $27,510 and $24,524, respectively. Realization of these balances is dependent upon the ability of the affiliates to repay the amounts due. In management's opinion, these receivables are recorded at the net realizable value.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                             AMKOR TECHNOLOGY, INC.

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

          Senior Notes. The fair value of these financial instruments at December 31, 1999 is estimated to be $416,500 based on available market quotes.

          Senior Subordinated Notes. The fair value of these financial instruments at December 31, 1999 is estimated to be $199,000 based on available market quotes.

          Convertible Subordinated Notes. The fair value of these financial instruments at December 31, 1999 is estimated to be $115,420 based on available market quotes.

17. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. The Company has accrued its estimate of amounts due under this agreement. However, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed the amount accrued by up to $7,700.

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999, are:

2000......................................................  $  9,736
2001......................................................     8,633
2002......................................................     5,966
2003......................................................     5,139
2004......................................................     3,940
Thereafter................................................    77,312
                                                            --------
     Total (net of minimum sublease income of $3,862).....  $110,726
                                                            ========

                             AMKOR TECHNOLOGY, INC.

     Rent expense, net of sublease income of $366, $575 and $578 for 1997, 1998 and 1999, respectively, amounted to $6,709, $7,751 and $10,443 for 1997, 1998 and 1999, respectively.

     The Company has various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of December 31, 1999 the Company had commitments for capital equipment of approximately $48,524. In the aggregate, such commitments are not at prices in excess of current market.

18. ACQUISITIONS

     On July 1, 1999, the Company acquired the stock of AAPMC for $3,800, which was paid to ASI during June 1999. AAPMC supplies machine tooling used by the Company at its Philippine operations. As an interim step to this acquisition, during April 1999, the Company assumed and repaid $5,700 of AAPMC's debt. The acquisition was financed through available working capital and was accounted for as a purchase. Accordingly, the results of AAPMC have been included in the accompanying consolidated financial statements since the date of acquisition and goodwill of approximately $2,000 was recorded as of the date of acquisition and will be amortized on a straight line basis over a ten year period. Goodwill, net of amortization, is included in intangible assets in the Company's consolidated balance sheets at December 31, 1999. The historical operating results of AAPMC are not material in relation to the Company's operating results.

     On June 1, 1998, the Company purchased ASI's 40% interest in AAP for $33,750. The acquisition was accounted for using the purchase method of accounting which resulted in the elimination of the minority interest liability reflected on the consolidated balance sheet and the recording of approximately $23,910 of goodwill which is being amortized over 10 years.

19. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. The Company has identified two reportable segments (packaging and test services and wafer fabrication services) that are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and test services: Through its three factories located in the Philippines, its Korean Factory, K4, as well as the three ASI factories in Korea, under contract, the Company offers a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer fabrication services: Through its wafer fabrication services division, the Company provides marketing, engineering, and support services for ASI's deep submicron CMOS foundry, under a long-term supply agreement.

     Sales to Intel Corporation for packaging and test accounted for approximately $340,000, $324,000 and $269,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, TI accounted for approximately $25,000 of packaging and test revenues and $291,000 of wafer fabrication service revenues during the year ended December 31, 1999. Revenues for services provided to TI prior to 1999 were less than 10% of total revenue.

     The accounting policies for segment reporting are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates its operating segments based on operating income.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of inter-segment balances and corporate assets

                             AMKOR TECHNOLOGY, INC.

which include cash and cash equivalents, non-operating balances due from affiliates, investment in ASI and TSTC (see Note 6) and other investments.

                                              PACKAGING        WAFER
                                               AND TEST     FABRICATION     OTHER        TOTAL
                                              ----------    -----------    --------    ----------
Year ended December 31, 1999:
  Net Revenues..............................  $1,617,235     $292,737      $     --    $1,909,972
  Gross Profit..............................  $  303,467     $ 29,279      $     --    $  332,746
  Operating Income..........................  $  158,283     $ 17,794      $     --    $  176,077
  Depreciation and Amortization.............  $  178,771     $  1,561      $     --    $  180,332
  Capital Expenditures......................  $  603,173     $  2,536      $     --    $  605,709
  Total Assets..............................  $1,391,105     $ 37,011      $326,973    $1,755,089
Year ended December 31, 1998:
  Net Revenues..............................  $1,452,285     $115,698      $     --    $1,567,983
  Gross Profit..............................  $  243,479     $ 17,354      $     --    $  260,833
  Operating Income..........................  $  124,462     $  8,274      $     --    $  132,736
  Depreciation and Amortization.............  $  118,676     $    563      $     --    $  119,239
  Capital Expenditures......................  $  102,142     $  5,747      $     --    $  107,889
  Total Assets..............................  $  655,695     $ 65,941      $281,961    $1,003,597
Year ended December 31, 1997:
  Net Revenues..............................  $1,455,761     $     --      $     --    $1,455,761
  Gross Profit..............................  $  213,092     $     --      $     --    $  213,092
  Operating Income..........................  $  104,903     $ (4,062)     $     --    $  100,841
  Depreciation and Amortization.............  $   81,770     $     94      $     --    $   81,864
  Capital Expenditures......................  $  176,858     $  2,132      $     --    $  178,990
  Total Assets..............................  $  703,662     $  2,068      $149,862    $  855,592

     The following table presents net revenues by country based on the location of the customer:

                                                              NET REVENUES
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
United States..................................  $1,050,048    $1,124,764    $1,316,147
Foreign countries..............................     405,713       443,219       593,826
                                                 ----------    ----------    ----------
Consolidated...................................  $1,455,761    $1,567,983    $1,909,972
                                                 ==========    ==========    ==========

     The following table presents property, plant and equipment based on the location of the asset:

                                                      PROPERTY, PLANT AND EQUIPMENT
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
United States......................................  $ 37,845    $ 48,851    $ 48,438
Philippines........................................   388,653     366,717     448,644
Korea..............................................        --          --     362,144
Other foreign countries............................       563         543         542
                                                     --------    --------    --------
Consolidated.......................................  $427,061    $416,111    $859,768
                                                     ========    ========    ========

                             AMKOR TECHNOLOGY, INC.

     The following supplementary information presents net revenues allocated by product family for the packaging and test segment:

                                                              NET REVENUES
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
Traditional Leadframe..........................  $  833,527    $  603,222    $  559,563
Advanced Leadframe.............................     311,988       342,866       412,395
Laminates......................................     251,257       438,034       561,181
Test and Other.................................      58,989        68,163        84,096
                                                 ----------    ----------    ----------
Consolidated...................................  $1,455,761    $1,452,285    $1,617,235
                                                 ==========    ==========    ==========

20. PRO FORMA ADJUSTMENTS (UNAUDITED)

  Statement of Income

     Pro forma adjustments are presented for 1997 and 1998 to reflect a provision for income taxes as if AEI had not been an S Corporation for all of the periods presented. Pro forma net income per common share is based on the weighted average number of shares outstanding as if the Reorganization had occurred at the beginning of the period presented.

21. SUBSEQUENT EVENT

     On February 28, 2000 the company announced a definitive agreement with ASI to acquire ASI's three remaining packaging and test facilities and to make additional equity investments in ASI. On March 16, 2000, the Company agreed to privately place $225,000 aggregate principal amount (excluding any over-allotments) of 5% convertible subordinated notes due 2007. The notes will be convertible into the Company's common stock at a conversion price of $57.34 per share. The Company intends to finance the remainder of the purchase price and investment with $750,000 of secured bank debt under an $850,000 bank credit facility, $410,000 of Series A Preferred Stock and existing cash and short-term investments. See Note 3.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder and Board of Directors of Amkor Technology Korea, Inc.

     We have audited the accompanying balance sheet of Amkor Technology Korea, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the period from February 19 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amkor Technology Korea, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from February 19 (date of incorporation) to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

                                          /s/ SAMIL ACCOUNTING CORPORATION

Seoul, Korea
January 15, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Anam Semiconductor, Inc.

     We have audited the accompanying consolidated balance sheets of Anam Semiconductor, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999 as prepared under generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit 1) the financial statements of Anam Engineering and Construction Co., Ltd. ("Anam Construction"), the investment in which is reflected in the consolidated financial statements referred to above using the equity method of accounting in 1999 and 1998 and consolidated in 1997, and 2) the financial statements of Anam USA, Inc, ("Anam USA") a wholly owned subsidiary. The financial statements of Anam Construction reflect total revenues of $ 387,946 thousand for the year ended December 31, 1997. The Company's net investment in Anam Construction was $0 at December 31, 1999 and 1998 and the equity in its net loss were $29,937 and $56,884 in 1999 and 1998. The financial statements of Anam USA reflect total assets of $124,442 thousand and $235,343 thousand at December 31, 1999 and 1998, respectively, and total revenues of $715,756 thousand, $576,130 thousand and $544,148 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. Those statements referred to above were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Anam Construction and Anam USA, is based solely on the report of the other auditors. The report of the auditor of Anam Construction contained an informative disclosure paragraph relating to uncertainties about Anam Construction's ability to continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anam Semiconductor, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations, stockholders' deficit and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

     As discussed in Note 3 to the accompanying financial statements, Anam Semiconductor, Inc.'s revenues are generated primarily from semiconductor packaging and test services provided to Amkor Technology Inc. ("Amkor") pursuant to supply agreements. As described in Note 30 to the accompanying financial statements, on May 17, 1999, Anam Semiconductor, Inc. has sold to Amkor all the assets of one of the four its packaging and test facilities located in Kwangju city, the Republic of Korea ("K4"). As described in Note 31 to the accompanying financial statements, on February 28, 2000, Anam Semiconductor, Inc. made a decision to sell to Amkor all of the remaining operating assets related to the remaining three packaging and testing facilities excluding K2 land in accordance with the approval of a board of directors' meeting.

     As discussed in Note 4 to the accompanying financial statements, the operations of the Anam Semiconductor, Inc. and its affiliates in the Republic of Korea, have been significantly affected, and may continue to be affected for the foreseeable future, by the general adverse economic condition in the Republic of Korea and in the Asia Pacific region.

     As more fully described in Note 5 to the accompanying financial statements, on October 23, 1998, Anam Semiconductor, Inc. entered into the Korean financial restructuring program known as the "Workout

Program". The Workout Program is the result of an accord among financial institutions to assist in the restructuring of Korean business enterprises and does not involve the judicial system. On February 23, 1999, Anam Semiconductor, Inc. was granted certain economic concessions through the Workout Program which was approved by its creditors committee.

                                          /s/ SAMIL ACCOUNTING CORPORATION
                                          --------------------------------------

Seoul, Korea
February 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Anam Engineering & Construction Co., Ltd.
Seoul, Korea

     We have audited the consolidated balance sheets of Anam Engineering & Construction Co., Ltd. and its subsidiary as of December 31, 1999, 1998 and 1997, the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended, all expressed in Korean Won (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements (not separately included herein) present fairly, in all material respects, the financial position of Anam Engineering & Construction Co., Ltd. and its subsidiary as of December 31, 1999, 1998 and 1997, the results of their operations, the changes in their shareholders' deficit and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the Company has filed a voluntary petition for reorganization under the Corporate Reorganization Act in the Republic of Korea. The financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

     The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ AHN KWON & CO.
                                          --------------------------------------

                                          February 9, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Anam USA, Inc.
West Chester, Pennsylvania

     We have audited the balance sheets of Anam USA Inc. (a Pennsylvania Corporation and a wholly-owned subsidiary of Anam Semiconductor, Inc., Seoul,
ROK) (ASI) as of December 31, 1999 and 1998 and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above (not separately included herein) present fairly, in all material respects, the financial position of Anam USA, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

     All of the Company's outstanding notes payable and letters of credit are guaranteed by ASI. ASI has a significant amount of debt relative to its equity. ASI's business has been significantly affected by the economic crisis in Korea. In October 23, 1998, ASI entered into a Korean financial restructuring program known as "Workout Program." On February 23, 1999, ASI was granted certain economic concessions through the Workout Program which was approved by the Korean Financial Supervisory Committee. The effects of the "Workout Program" and its impact on the Company are disclosed in Note 5.

                                          /s/ SIANA CARR & O'CONNOR, LLP
                                          --------------------------------------

January 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Reference is made to the information regarding our directors and officers under the heading "Directors and Officers" in our proxy statement for the 2000 annual meeting of stockholders, which information is hereby incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers and directors, and persons who own more than ten percent of a registered class of the company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the company with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for such persons, we believe that all
Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with in a timely fashion.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation" in our proxy statement for the 2000 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information regarding security ownership under the heading "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the 2000 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information regarding relationships and related transactions under the heading "Certain Relationships and Related Transactions" in our proxy statement for the 2000 annual meeting of stockholders, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Financial Statements and Financial Statement Schedules. The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

(b) REPORTS ON FORM 8-K

     We filed with the Securities and Exchange Commission the following reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999:

     Current Report on Form 8-K dated October 26, 1999 (filed November 12,
1999), as amended on December 7, 1999 related to the completion of a $41.6 million investment in Anam Semiconductor, Inc. on October 28, 1999 and a press release dated October 26, 1999 announcing our financial results for the third quarter ended September 30, 1999.

     Current Report on Form 8-K dated November 29, 1999 (filed November 30,
1999) related to a press release issued November 29, 1999 announcing that Amkor entered into negotiations with Anam Semiconductor, Inc. to acquire its three remaining packaging and test facilities, known as K1, K2 and K3, located in Korea.

(c) EXHIBITS

 2.1   Letter of Commitment by and between Amkor Technology, Inc.
       and Anam Semiconductor, Inc., dated April 9, 1999.(4)
 3.1   Certificate of Incorporation.(1)
 3.2   Certificate of Correction to Certificate of
       Incorporation.(2)
 3.3   Restated Bylaws.(2)
 4.1   Specimen Common Stock Certificate.(1)
 4.2   Convertible Subordinated Notes Indenture dated as of May 6,
       1998 between the Registrant and State Street Bank and Trust
       Company, including form of 5 3/4% Convertible Subordinated
       Notes due 2003.(1)
 4.3   Senior Notes Indenture dated as of May 6, 1999 between the
       Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006.(5)
 4.4 Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust
       Company, including form of 10 1/2% Senior Subordinated Note
       Due 2009.(5)
 4.5   Convertible Subordinated Notes Indenture dated as of March
       22, 2000 between the Registrant and State Street Bank and
       Trust Company, including form of 5% Convertible Subordinated
       Notes due 2007.
 4.6 Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.
10.1 Form of Indemnification Agreement for directors and officers.(1)
10.2   1998 Stock Plan and form of agreement thereunder.(1)
10.3   Receivables Purchase Agreement between Amkor Electronics,
       Inc. and Amkor Receivables Corp., dated June 20, 1997.(1)
10.4   Form of Tax Indemnification Agreement between Amkor
       Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(1)
10.8   Commercial Office Lease between Chandler Corporate Center
       Phase II, G.P. and Amkor Electronics, Inc., dated September
       6, 1993.(1)
10.9   Commercial Office Lease between the 12/31/87 Trusts of Susan
       Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.10  Commercial Office Lease between the 12/31/87 Trusts of Susan
       Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.11 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)

10.12 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.13  Lease Contract between AAP Realty Corporation and Amkor/Anam
       Advanced Packaging, Inc., dated November 6, 1996.(1)
10.14  Immunity Agreement between Amkor Electronics, Inc. and
       Motorola, Inc., dated June 30, 1993.(1)
10.15  Assembly Agreement between Amkor Electronics, Inc. and Intel
       Corporation, dated July 17, 1991.(1)
10.16 1998 Director Option Plan and form of agreement thereunder.(1)
10.17  1998 Employee Stock Purchase Plan.(1)
10.18  Amendment No. 1 dated December 31, 1998 to the Receivables
       Purchase Agreement between Amkor Electronics, Inc. and Amkor
       Receivables Corp., dated June 20, 1997.(3)
10.19  Packaging and Test Services Agreement by and among Amkor
       Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
       Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
       1, 1998.(1)
10.20  Foundry Services Agreement by and among Amkor Electronics,
       Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA dated as of January 1, 1998.(1)
10.21  Amendment to Technical Assistance Agreement dated as of
       September 29, 1997 between Texas Instruments Incorporated and Anam Industrial Co., Ltd. and related portions of Technical Assistance Agreement dated as of January 28,
       1997.(1)
10.22  Manufacturing and Purchase Agreement between Texas
       Instruments Incorporated, Anam Industrial Co., Ltd. and
       Amkor Electronics, Inc., dated as of January 1, 1998.(1)
10.23  1998 Stock Option Plan for French Employees.(1)
10.24  Loan Agreement between Amkor Electronics, Inc. and John
       Boruch dated January 30, 1998.(3)
10.25  Shareholders Agreement, dated April 10, 1998, by and among
       Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
       International Investment Co. Ltd., Chinfon Semiconductor &
       Technology Co., Ltd., Taiwan Semiconductor Manufacturing
       Company Ltd., and Acer Incorporated.+
10.26 Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
       Co., Ltd.+
10.27 Intellectual Property Transfer and License Agreement by and between Amkor Technology, Inc. and Anam Semiconductor,
       Inc.(6)
10.28  Transition Services Agreement by and between Amkor
       Technology, Inc. and Anam Semiconductor, Inc.(6)
21.1   List of Subsidiaries of the Registrant.(3)
23.1   Consent of Arthur Andersen LLP.
23.2   Consent of Samil Accounting Corporation.
23.3   Consent of Ahn Kwon & Co.
23.4   Consent of Siana Carr & O'Connor, LLP.
27.1   Financial Data Schedule.
99.1   Translation of the Principle Terms of the ASI Workout.(3)

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 26, 1998, as amended (File No. 333-49645).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999, as amended.

(4) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1999, as amended.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

(6) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

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

                                          AMKOR TECHNOLOGY, INC.

                                          By: /s/     JAMES J. KIM
                                            ------------------------------------
                                            James J. Kim
                                            Chairman and Chief Executive Officer

Date: March 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Kenneth Joyce, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
                 /s/ JAMES J. KIM                    Chief Executive Officer and        March 29, 2000
---------------------------------------------------    Chairman
                   James J. Kim

                /s/ JOHN N. BORUCH                   President and Director             March 29, 2000
---------------------------------------------------
                  John N. Boruch

                 /s/ KENNETH JOYCE                   Chief Financial Officer            March 29, 2000
---------------------------------------------------    (Principal Financial and
                   Kenneth Joyce                       Accounting Officer)

             /s/ WINSTON J. CHURCHILL                Director                           March 29, 2000
---------------------------------------------------
               Winston J. Churchill

               /s/ THOMAS D. GEORGE                  Director                           March 29, 2000
---------------------------------------------------
                 Thomas D. George

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
              /s/ GREGORY K. HINCKLEY                Director                           March 29, 2000
---------------------------------------------------
                Gregory K. Hinckley

                 /s/ JOHN B. NEFF                    Director                           March 29, 2000
---------------------------------------------------
                   John B. Neff

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Amkor Technology, Inc. and its subsidiaries included in this Form 10-K and have issued our report thereon dated February 3, 2000 (except as discussed in Note 21 with respect to the Company's proposed acquisition of ASI's packaging and test facilities and its investment in ASI, as to which the date is February 28, 2000, and the related proposed financing, as to which the date is March 16, 2000). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities an Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 3, 2000 (except as discussed in Note 21 with respect to the Company's proposed acquisition of ASI's packaging and test facilities and its investment in ASI, as to which the date is February 28, 2000, and the related proposed financing, as to which the date is March 16, 2000)

                    AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                         BALANCE AT     CHARGED
                                         BEGINNING        TO                                BALANCE AT
                                         OF PERIOD      EXPENSE     WRITE-OFFS    OTHER    END OF PERIOD
                                         ----------    ---------    ----------    -----    -------------
                                                                 (IN THOUSANDS)
Year ended December 31, 1997:
  Allowance for doubtful accounts......    $1,179       $ 3,490       $(435)       --         $4,234
Year ended December 31, 1998:
  Allowance for doubtful accounts......    $4,234       $ 1,720       $  (2)       --         $5,952
Year ended December 31, 1999:
  Allowance for doubtful accounts......    $5,952       $(3,500)      $  (9)       --         $2,443

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                     DESCRIPTION OF DOCUMENT                         PAGE
-------                    -----------------------                     ------------
     2.1 Letter of Commitment by and between Amkor Technology, Inc.
         and Anam Semiconductor, Inc., dated April 9, 1999.(4).......
     3.1 Certificate of Incorporation.(1)............................
     3.2 Certificate of Correction to Certificate of
         Incorporation.(2)...........................................
     3.3 Restated Bylaws.(2).........................................
     4.1 Specimen Common Stock Certificate.(1).......................
     4.2 Convertible Subordinated Notes Indenture dated as of May 6,
         1998 between the Registrant and State Street Bank and Trust
         Company, including form of 5 3/4% Convertible Subordinated
         Notes due 2003.(1)..........................................
     4.3 Senior Notes Indenture dated as of May 6, 1999 between the
         Registrant and State Street Bank and Trust Company,
         including form of 9 1/4% Senior Note Due 2006.(5)...........
     4.4 Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust
         Company, including form of 10 1/2% Senior Subordinated Note
         Due 2009.(5)................................................
     4.5 Convertible Subordinated Notes Indenture dated as of March
         22, 2000 between the Registrant and State Street Bank and
         Trust Company, including form of 5% Convertible Subordinated
         Notes due 2007. ............................................
     4.6 Registration Agreement between the Registrant and the
         Initial Purchasers named therein dated as of March 22,
         2000. ......................................................
    10.1 Form of Indemnification Agreement for directors and
         officers.(1)................................................
    10.2 1998 Stock Plan and form of agreement thereunder.(1)........
    10.3 Receivables Purchase Agreement between Amkor Electronics,
         Inc. and Amkor Receivables Corp., dated June 20, 1997.(1)...
    10.4 Form of Tax Indemnification Agreement between Amkor
         Technology, Inc., Amkor Electronics, Inc. and certain
         stockholders of Amkor Technology, Inc.(1)...................
    10.8 Commercial Office Lease between Chandler Corporate Center
         Phase II, G.P. and Amkor Electronics, Inc., dated September
         6, 1993.(1).................................................
    10.9 Commercial Office Lease between the 12/31/87 Trusts of Susan
         Y., David D. and John T. Kim and Amkor Electronics, Inc.,
         dated October 1, 1996.(1)...................................
    10.10 Commercial Office Lease between the 12/31/87 Trusts of Susan
         Y., David D., and John T. Kim and Amkor Electronics, Inc.,
         dated June 14, 1996.(1).....................................
    10.11 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)....
    10.12 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6,
         1994.(1)....................................................
    10.13 Lease Contract between AAP Realty Corporation and Amkor/Anam
         Advanced Packaging, Inc., dated November 6, 1996.(1)........
    10.14 Immunity Agreement between Amkor Electronics, Inc. and
         Motorola, Inc., dated June 30, 1993.(1).....................
    10.15 Assembly Agreement between Amkor Electronics, Inc. and Intel
         Corporation, dated July 17, 1991.(1)........................
    10.16 1998 Director Option Plan and form of agreement
         thereunder.(1)..............................................
    10.17 1998 Employee Stock Purchase Plan.(1).......................

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                     DESCRIPTION OF DOCUMENT                         PAGE
-------                    -----------------------                     ------------
    10.18 Amendment No. 1 dated December 31, 1998 to the Receivables
         Purchase Agreement between Amkor Electronics, Inc. and Amkor
         Receivables Corp., dated June 20, 1997.(3)..................
    10.19 Packaging and Test Services Agreement by and among Amkor
         Technology, Inc., Amkor Electronics, Inc., C.I.L. Limited,
         Anam USA, Inc. and Anam Industrial Co., Ltd. dated January
         1, 1998.(1).................................................
    10.20 Foundry Services Agreement by and among Amkor Electronics,
         Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA
         dated as of January 1, 1998.(1).............................
    10.21 Amendment to Technical Assistance Agreement dated as of
         September 29, 1997 between Texas Instruments Incorporated
         and Anam Industrial Co., Ltd. and related portions of
         Technical Assistance Agreement dated as of January 28,
         1997.(1)....................................................
    10.22 Manufacturing and Purchase Agreement between Texas
         Instruments Incorporated, Anam Industrial Co., Ltd. and
         Amkor Electronics, Inc., dated as of January 1, 1998.(1)....
    10.23 1998 Stock Option Plan for French Employees.(1)
    10.24 Loan Agreement between Amkor Electronics, Inc. and John
         Boruch dated January 30, 1998.(3)...........................
    10.25 Shareholders Agreement, dated April 10, 1998, by and among
         Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
         International Investment Co. Ltd., Chinfon Semiconductor &
         Technology Co., Ltd., Taiwan Semiconductor Manufacturing
         Company Ltd., and Acer Incorporated.+.......................
    10.26 Technical Assistance Agreement, dated as of January 1, 1998 between Texas Instruments Incorporated and Anam Industrial
         Co., Ltd.+..................................................
    10.27 Intellectual Property Transfer and License Agreement by and
         between Amkor Technology, Inc. and Anam Semiconductor,
         Inc.(6).....................................................
    10.28 Transition Services Agreement by and between Amkor
         Technology, Inc. and Anam Semiconductor, Inc.(6)............
    21.1 List of Subsidiaries of the Registrant.(3)..................
    23.1 Consent of Arthur Andersen LLP..............................
    23.2 Consent of Samil Accounting Corporation.....................
    23.3 Consent of Ahn Kwon & Co....................................
    23.4 Consent of Siana Carr & O'Connor, LLP. .....................
    27.1 Financial Data Schedule. ...................................
    99.1 Translation of the Principle Terms of the ASI Workout.(3)...

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 26, 1998, as amended (File No. 333-49645).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999, as amended.

(4) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1999, as amended.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

(6) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

   + Confidential Treatment requested as to certain portions of this exhibit.