Form 10-K405/A
period 1999-12-31
AMKOR TECHNOLOGY INC
filed 2000-04-28
CIK 1047127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                AMENDMENT NO. 1
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE
        EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and the ages as of February 1, 2000 of our directors and our executive officers:

                NAME                     AGE                     POSITION
                ----                     ---                     --------
James J. Kim.........................    64     Chief Executive Officer and Chairman
John N. Boruch.......................    57     President and Director
Kenneth T. Joyce.....................    52     Vice President and Chief Financial Officer
Eric R. Larson.......................    43     Executive Vice President, Wafer Fab
Michael D. O'Brien...................    66     Executive Vice President, Operations
Winston J. Churchill(1)..............    59     Director
Thomas D. George(1)(2)...............    59     Director
Gregory K. Hinckley(2)...............    53     Director
John B. Neff.........................    68     Director

---------------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

     JAMES J. KIM. James J. Kim, 64, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor in 1968 and served as its Chairman from 1970 to April 1988. He has also served as the Chairman of Anam group of companies and a director of ASI since 1992. Mr. Kim is a director of CFM Technologies, Inc. Mr. Kim is Chairman of The Electronics Boutique, Inc., an electronics retail chain.

     JOHN N. BORUCH. John N. Boruch, 57, has served as our President and a director since September 1997 and our Chief Operating Officer since February 1999. Mr. Boruch has served as President of Amkor Electronics, Inc., our predecessor, from February 1992 through April 1998. From 1991 to 1992, he served as our predecessor's Corporate Vice President in charge of Sales. Mr. Boruch joined us in 1984. Mr. Boruch earned a B.A. in Economics from Cornell University.

     KENNETH T. JOYCE. Kenneth T. Joyce, 52, has served as our Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining our company, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. He was Vice President, Finance and Chief Financial Officer of Selas Corporation of America prior to the sale of the business to Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG Peat Marwick. He is a certified public accountant and earned a B.S. in Accounting from Saint Joseph's University and an M.B.A. in Finance from Drexel University.

     ERIC R. LARSON. Eric Larson, 43, served as Vice President of our wafer fabrication business from September 1997 to February 1998 and has served as Executive Vice President, Wafer Fab since February 1999. Mr. Larson served as President of the wafer fabrication division of our predecessor from December 1996 to April 1998. From 1979 to 1996, he worked for Hewlett-Packard Company in various management capacities, most recently as Worldwide Marketing Manager for disk products. In addition, Mr. Larson was the worldwide Manager for Sales and Marketing of the IC (integrated circuit) Business Division of Hewlett-Packard Company from July 1985 to May 1993. Mr. Larson earned a B.A. in Political Science from Colorado State University and an M.B.A. from the University of Denver.

     MICHAEL D. O'BRIEN. Michael O'Brien, 66, served as our Vice President of Packaging and Testing Operations from September 1997 to February 1999 and has served as Executive Vice President, Operations since February 1999. Mr. O'Brien served as Corporate Vice President of our predecessor from 1990 through

April 1998. Mr. O'Brien joined our predecessor in 1988. Mr. O'Brien earned a B.S. in Engineering from Texas A&M University.

     WINSTON J. CHURCHILL. Winston J. Churchill, 59, has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc. He is also chairman of Churchill Investment Partners, Inc. and CIP Capital Management, Inc. From 1984 to 1989, Mr. Churchill was a general partner and a managing partner of a private investment firm. From 1967 to 1983, he practiced law at the Philadelphia law firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and a member of the Executive Committee. Mr. Churchill is chairman of the board of Central Sprinkler Corporation and a member of the board of Griffin Land & Nurseries, Inc. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also a member of the Executive Committee of the Council of Institutional Investors.

     THOMAS D. GEORGE. Thomas D. George, 59. has been a director of our company since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector ("SPS") of Motorola, Inc., from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc., including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired.

     GREGORY K. HINCKLEY. Gregory K. Hinckley, 53, has been a director of our company since November 1997. Mr. Hinckley has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation, a software company, since January 1997. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc. From December 1991 until August 1992, he was an independent consultant. Mr. Hinckley is also a director of OEC Medical Systems, Inc., a manufacturer of medical imaging equipment.

     JOHN B. NEFF. John B. Neff, 68, has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a trustee and member of the executive committee at the University of Pennsylvania and a trustee and chairman of the Investment Committee of Case Western Reserve University. He is also a member of the board of Governors of the Association for Investment Management and Research.

BOARD MEETINGS AND COMMITTEES

     The Company's Board meets approximately five times a year in regularly scheduled meetings, but will meet more often if necessary. The Board held four meetings and acted by unanimous written consent on two occasions during 1999 and all of the directors attended at least 98% of the Board meetings and Committee meetings of which they were members.

     The full Board considers all major decisions of the Company. However, the Board has established the following two standing committees, each of which is chaired by an outside director:

COMPENSATION COMMITTEE

     The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 1999, the Committee did not meet apart from regular meetings with the entire Board.

THE AUDIT COMMITTEE

     The Audit Committee is presently comprised of Messrs. Hinckley and George. The Audit Committee: (1) recommends to the Board of Directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with our independent auditors, (4) reviews and approves non-audit services of the independent auditors, (5) reviews compliance with our existing major accounting and financial reporting policies, (6) reviews the adequacy of our financial organization and (7) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices. The Committee held six meetings during 1999.

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

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 1999 by our Chief Executive Officer, the four other most highly-compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                        ANNUAL          COMPENSATION
                                                     COMPENSATION        SECURITIES
                                                  -------------------    UNDERLYING       ALL OTHER
                  NAME                     YEAR    SALARY    BONUS(1)    OPTIONS(2)    COMPENSATION(3)
                  ----                     ----   --------   --------   ------------   ---------------
James J. Kim(4)..........................  1999   $750,000   $500,000          --        $   14,600
  Chief Executive Officer and Chairman     1998   $779,000   $500,000          --        $   12,000
                                           1997   $500,000   $500,000          --        $   15,195
John N. Boruch(5)........................  1999   $540,400   $546,200     100,000        $   10,200
  Chief Operating Officer and              1998   $500,000   $446,200     447,735        $  170,000
  President                                1997   $400,000   $413,800          --        $   18,000
Kenneth T. Joyce.........................  1999   $174,700   $212,900       8,000        $    6,000
  Executive Vice President and Chief       1998   $144,400   $ 21,500      15,000        $    1,500
  Financial Officer
Frank J. Marcucci(6).....................  1999   $268,500   $173,800      40,000        $1,523,300
  Executive Vice President and Former      1998   $265,400   $291,840     157,735        $   12,000
  Chief Financial Officer                  1997   $245,000   $273,765          --        $  251,000
Eric R. Larson...........................  1999   $260,100   $223,100      30,000        $    6,000
  Executive Vice President, Wafer Fab      1998   $250,300   $148,000      90,000        $    6,000
                                           1997   $220,000   $100,000          --                --
Michael D. O'Brien.......................  1999   $262,600   $223,300      30,000        $    6,000
  Executive Vice President, Operations     1998   $259,400   $173,285     119,028        $    6,000
                                           1997   $240,000   $173,280          --        $    6,000

---------------
(1) Bonus amounts include amounts earned in the year indicated but that were approved by our Board of Directors and paid in the following year.

(2) Long-term compensation represents stock options issued under the 1998 Stock Plan.

(3) All other compensation for all of the named executives includes amounts paid to each executive's 401(k) plan.

(4) All other compensation for Mr. Kim includes a $6,000 premium paid by us for a term life insurance policy, of which Mr. Kim's children are the beneficiaries. In 1999 and 1997, all other compensation for Mr. Kim includes imputed loan interest.

(5) All other compensation for Mr. Boruch in 1998 includes an aggregate of $160,000 for a life insurance premium paid by us together with a bonus paid to Mr. Boruch to cover the income taxes owned by him as a result of the payment of this insurance premium. In 1998 and 1997, all other compensation for Mr. Boruch includes a $4,000 premium paid by us for a term life insurance policy, of which Mr. Boruch's daughters are the beneficiaries. In 1999 and 1997, all other compensation for Mr. Boruch includes imputed loan interest.

(6) Mr. Marcucci served as Chief Financial Officer through July 1999 and served as an Executive Vice President through December 31, 1999. He continues to serve as an employee in accordance with the terms of an employment agreement. At the conclusion of his services as an Executive Vice President he received a bonus of $1,459,000. All other compensation for Mr. Marcucci in 1999 also includes a $9,500 employee loan forgiven by us, cash payment of $36,500 for his accrued and unused vacation at the end of the year and imputed loan interest. All other compensation for Mr. Marcucci in 1998 and 1997 includes a $6,000 premium paid by us for a term life insurance policy, of which Mr. Marcucci's wife is the beneficiary. All other compensation for Mr. Marcucci in 1997 includes an aggregate of $239,000 paid by us for a life insurance premium and a bonus to cover the income taxes owed by Mr. Marcucci as a result of the payment of this insurance premium.

                          OPTION GRANTS IN FISCAL 1999

     The following table provides information concerning each grant of options to purchase our common stock made during 1999 to the Named Executive Officers.

                                                INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE VALUE
                                --------------------------------------------------     MINUS EXERCISE PRICE AT
                                NUMBER OF     % OF TOTAL                               ASSUMED ANNUAL RATES OF
                                SECURITIES     OPTIONS      EXERCISE                 STOCK PRICE APPRECIATION FOR
                                UNDERLYING    GRANTED TO      PRICE                         OPTION TERM(A)
                                 OPTIONS     EMPLOYEES IN   PER SHARE   EXPIRATION   ----------------------------
             NAME               GRANTED(#)   FISCAL YEAR    ($/SH)(B)      DATE          5%              10%
             ----               ----------   ------------   ---------   ----------   -----------    -------------
James J. Kim..................        --          --             --           --            --               --
  Chief Executive Officer and
  Chairman
John N. Boruch................   100,000         6.8%         $9.06       5/7/09      $569,779       $1,443,931
  Chief Operating Officer and
  President
Kenneth T. Joyce..............     8,000         0.5%         $9.06       5/7/09      $ 45,582       $  115,514
  Executive Vice President and
  Chief Financial Officer
Frank J. Marcucci.............    40,000         2.7%         $9.06       5/7/09      $227,911       $  577,572
  Former Executive Vice
  President and Chief
  Financial Officer
Eric R. Larson................    30,000         2.0%         $9.06       5/7/09      $170,934       $  433,179
  Executive Vice President,
  Wafer Fab
Michael D. O'Brien............    30,000         2.0%         $9.06       5/7/09      $170,934       $  433,179
  Executive Vice President,
  Operations

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

(b) All options shown granted in fiscal 1999 become exercisable as to 25% of the share subject to the option exercisable starting one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

     Option Exercises. During 1999, none of the named executive officers exercised any of their stock options. The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

                             YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES             DOLLAR VALUE OF
                                                                 UNDERLYING                    UNEXERCISED
                                                           UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                  SHARES                      DECEMBER 31, 1999           DECEMBER 31, 1999(A)
                                 ACQUIRED      VALUE     ---------------------------   ---------------------------
             NAME               ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----               -----------   --------   -----------   -------------   -----------   -------------
James J. Kim..................      --           --             --             --              --             --
  Chief Executive Officer and
  Chairman
John N. Boruch................      --           --        171,262        376,473      $3,023,299     $6,874,035
  Chief Operating Officer and
  President
Kenneth T. Joyce..............      --           --          5,938         17,063      $  102,422     $  309,838
  Executive Vice President and
  Chief Financial Officer
Frank J. Marcucci.............      --           --         56.470        141,265      $1,043,142     $2,700,291
  Former Executive Vice
  President and Chief
  Financial Officer
Eric R. Larson................      --           --         35,625         84,375      $  614,531     $1,513,669
  Executive Vice President,
  Wafer Fab
Michael D. O'Brien............      --           --         43,487        105,541      $  792,128     $1,991,814
  Executive Vice President,
  Operations

---------------
(a) The value of unexercised options equals (i) $28.25, the value of our common stock as of December 31, 1999 as reported by the Nasdaq Stock Market, minus
    (ii) the exercise price of such option.

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

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of ours or any of our subsidiaries during fiscal 1999. None of our executive officers has served on the board of directors or on the compensation committee on any other entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of February 29, 2000 by:

     - each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

     - each of our directors; and

     - all of our executive officers.

                                                              BENEfiCIAL OWNERSHIP(a)
                                                              -----------------------
                                                              NUMBER OF    PERCENTAGE
                      NAME AND ADDRESS                          SHARES     OWNERSHIP
                      ----------------                        ----------   ----------
James J. and Agnes C. Kim(b)(c).............................  30,053,921      22.9
  1345 Enterprise Drive
  West Chester, PA 19380
David D. Kim Trust of December 31, 1987(c)(d)...............  14,457,344      11.0
  1500 E. Lancaster Avenue
  Paoli, PA 19301
John T. Kim Trust of December 31, 1987(c)(d)................  14,457,344      11.0
  1500 E. Lancaster Avenue
  Paoli, PA 19301
Susan Y. Kim Trust of December 31, 1987(c)(d)(e)............  14,457,344      11.0
  1500 E. Lancaster Avenue
  Paoli, PA 19301
J. & W. Seligman & Co. Incorporated(f)......................  10,848,800       8.3
  100 Park Avenue
  New York, New York 10017
Capital Group International, Inc.(g)........................   7,370,400       5.6
  11100 Santa Monica Blvd
  Los Angeles, CA 90025
Winston J. Churchill(h).....................................      15,000         *
Thomas D. George(h).........................................      15,000         *
Gregory K. Hinckley(h)......................................       6,000         *
John B. Neff(h).............................................      65,000         *
John N. Boruch(i)...........................................     203,985         *
Eric R. Larson(j)...........................................      49,609         *
Kenneth T. Joyce(k).........................................       8,237         *
Michael D. O'Brien(l).......................................      81,444         *
All directors and executive officers as a group (9
  persons)(m)...............................................  30,498,196      23.2

---------------
 *   Represents less than 1%

(a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before April 29, 2000 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b) James J. and Agnes C. Kim are husband and wife. Accordingly, each beneficially owns shares of our common stock held in the name of the other.

(c) David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim

     Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James Kim's family. Accordingly, the trusts, together with their respective trustees and James J. and Agnes C. Kim, may be considered a "group" under Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of 73,425,953 shares or 56.1% of the outstanding shares of our common stock.

(d) These three trusts together with the trusts described in note (e) below comprise the Kim Family Trusts.

(e) Includes 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim's two children.

(f) J. & W. Seligman & Co. Incorporated ("JWS") reported in a Schedule 13G filed with the Commission on February 10, 2000 that it beneficially owned these shares as of December 31, 1999. JWS also reported that William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares beneficially owned by JWS. JWS is the investment adviser for Seligman Communications and Information Fund, Inc. (the "Fund"). Of the 10,848,800 shares that JWS beneficially owns, the Fund beneficially owns 9,050,000 shares.

(g) Capital Group International, Inc. reported in a Schedule 13G filed with the Commission on February 14, 2000 that it beneficially owned these shares as of December 31, 1999.

(h) Includes 5,000 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000.

(i) Includes 189,914 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000.

(j) Includes 39,374 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000.

(k) Includes 6,562 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000.

(l) Includes 48,444 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000 and 33,000 shares held jointly with Mr. O'Brien's wife.

(m) Includes 304,294 shares issuable upon the exercise of stock options that are exercisable on or before April 29, 2000.

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

     Mr. James Kim is the eldest son of Mr. H.S. Kim. He is also our founder and Chairman and Chief Executive Officer. Since January 1992, Mr. James Kim has also served as Chairman of the Anam Group and a director of ASI. Currently, Mr. James Kim and members of his family beneficially own approximately 59% of our outstanding common stock, and Mr. James Kim and other members of his family will continue to exercise significant control over our company.

     In December 1999 the Company announced that it was in discussions with ASI to purchase it's three remaining packaging and test factories, known as K1, K2 and K3 combined with an additional equity investment in ASI. In February 2000, the Company announced that it had reached an agreement with ASI to purchase K1, K2 and K3 for $950.0 million and committed to make an additional equity investment in ASI of approximately $459.0 million. The commitment to make this equity investment supersedes the existing commitment to ASI to purchase $150.0 million in equity, previously agreed to as part of the terms of ASI's

Workout with its Korean Creditor Banks, excluding the $41.6 million already invested in October 1999. The Company expects to complete the purchase of K1, K2 and K3 and investment in ASI during the second quarter of 2000. If we make the additional $459.0 million investment in the common stock of ASI and ASI's Creditor banks convert W150 billion (approximately $132.0 million) of debt to common stock of ASI, the Company's and the Creditor banks' ownership in ASI voting stock will be approximately 43% and 34%, respectively.

     In October 1999, the Company acquired 10,000,000 shares of ASI common stock for approximately $41.6 million (W50.0 billion) representing the Company's first installment of its commitment to invest in ASI over a four year period in connection with ASI's Workout with its Korean Creditor Banks. The remaining portion of the obligation will be canceled under the terms of the agreement to purchase K1, K2 and K3. The Company owns 18% of ASI's common stock and members of the Kim family own 11%.

     On May 17, 1999, the Company purchased certain assets and liabilities of ASI's packaging and test business located in Kwangju, Korea ("K4"). The purchase price for K4 was $575.0 million in cash plus the assumption of approximately $7.0 million of employee benefit liabilities. In connection with the acquisition of K4, the Company has entered into a transition services agreement with ASI. Pursuant to this agreement, ASI will continue to provide many of the same non-manufacturing related services to K4 that it provided prior to the acquisition, including transportation and shipping, human resources, and accounting and general administrative services. The Company has incurred approximately $5.8 million of costs during the year ended December 31, 1999 for the services provided under this agreement. In addition, the Company has also entered into an intellectual property license agreement with ASI that was effective upon the closing of the acquisition.

     In 1999, approximately 53% of the Company's packaging and test revenues as well as 100% of the Company's wafer fabrication revenues 1999 were derived from services performed for the Company by ASI. By the terms of a long-standing agreement, the Company has been responsible for marketing and selling ASI's semiconductor packaging and test services, except to customers in Korea. The Company has worked closely with ASI in developing new technologies and products. Effective January 1, 1998, the Company entered into five-year supply agreements with ASI giving the Company the first right to market and sell substantially all of ASI's packaging and test services and the exclusive right to market and sell all of the wafer output of ASI's new wafer foundry, both of which have negotiable pricing terms. These agreements are cancellable by either party upon five years prior written notice at any time after the fifth anniversary of the effective date.

     On July 1, 1999, the Company acquired the stock of AAPMC for $3.8 million, which was paid to ASI during June 1999. AAPMC supplies machine tooling used by the Company at its Philippine operations. As an interim step to this acquisition, during April 1999, the Company assumed and repaid $5.7 million

     The Company previously met a significant portion of its financing from financing arrangements provided by AUSA. A majority of the amount due to AUSA represented outstanding amounts under financing obtained by AUSA for the benefit of the Company with the balance representing payables to AUSA for packaging and test service charges and wafer fabrication service charges from ASI. Based on guarantees provided by ASI, AUSA obtained for the benefit of the Company a continuous series of short-term financing arrangements which generally were less than six months in duration, and typically were less than two months in duration. Because of the short-term nature of these loans, the flows of cash to and from AUSA under this arrangement were significant. Purchases from ASI through AUSA were $714.5 million 1999. Charges from AUSA for interest and bank charges were $1.4 million for 1999. The net amounts payable to ASI and AUSA were $28.3 million at December 31, 1999.

     To facilitate capacity expansion for new product lines, certain customers advanced the Company funds to purchase certain equipment to fulfill such customers forecasts. In certain cases, the customer has requested that the equipment be installed in the ASI factories. In these cases, the Company receives funds from the customer and advances the funds to ASI. ASI in turn purchases the necessary equipment. ASI repays the Company through a reduction of the monthly processing charges related to the customer product being assembled. The Company will reduce its obligation to the customer through a reduction in the accounts receivable, due from the customer, at the time services are billed. As of December 31, 1999 this amount was approximately $1.1 million.

     The Company utilizes Anam Semiconductor & Technology Co., Ltd. ("AST"), an affiliate of ASI, as a key supplier of leadframes. The Company pays for its materials before shipment. As of December 31, 1999, the balance paid in advance to AST was approximately $1.5 million. Payments to AST were approximately $33.0 million during 1999.

     Anam Engineering and Construction, an affiliate of ASI, built the packaging facility for AAP in the Philippines. Payments to Anam Engineering and Construction were $3.9 million in 1999. Anam Precision Equipment and Anam Instruments manufacture certain equipment used by the Philippine operations. Payments to Anam Precision Equipment and Anam Instruments were $14.6 million in 1999, respectively.

     A principal stockholder of the Company has extended guarantees on behalf of the Company in the amount of $16.0 million at December 31, 1999.

     The Company leases office space in West Chester, Pennsylvania from certain stockholders of the Company. The lease expires in 2006. The Company has the option to extend the lease for an additional 10 years through 2016. Amounts paid for these leases in 1999 were $1.1 million.

     At December 31, 1999, the Company had net balances due from affiliates other than ASI and AUSA of $24.5 million.

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

     Amkor Electronics, Inc., our predecessor ("AEI") has made various distributions to Mr. and Mrs. James Kim and the Kim Family Trusts. These distributions allowed Mr. and Mrs. James Kim and the Kim Family Trusts to pay their income taxes on their allocable portions of the income of AEI. Such distributions totaled approximately $33.1 million in 1998. As a result of the termination of the S Corporation election and the finalization of the AEI tax returns, approximately $2.7 million of the 1998 distributions will be refunded to our company.

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

                                          AMKOR TECHNOLOGY, INC.

                                          By:                  *
                                            ------------------------------------
                                                        James J. Kim
                                            Chairman and Chief Executive Officer

Date: April 28, 2000

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

                        NAME                                        TITLE                     DATE
                        ----                                        -----                     ----

                          *                              Chief Executive Officer and     April 28, 2000
-----------------------------------------------------              Chairman
                    James J. Kim

                          *                                 President and Director       April 28, 2000
-----------------------------------------------------
                   John N. Boruch

                  /s/ KENNETH JOYCE                        Chief Financial Officer       April 28, 2000
-----------------------------------------------------      (Principal Financial and
                    Kenneth Joyce                            Accounting Officer)

                          *                                        Director              April 28, 2000
-----------------------------------------------------
                Winston J. Churchill

                          *                                        Director              April 28, 2000
-----------------------------------------------------
                  Thomas D. George

                          *                                        Director              April 28, 2000
-----------------------------------------------------
                 Gregory K. Hinckley

                          *                                        Director              April 28, 2000
-----------------------------------------------------
                    John B. Neff

* By:     /s/ KENNETH JOYCE
     -------------------------------
              Kenneth Joyce
            Attorney-in-Fact