Form 10-Q
period 2000-03-31
AMKOR TECHNOLOGY INC
filed 2000-05-15
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
               ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION
                                12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 -3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                   10 -1/2% SENIOR SUBORDINATED NOTES DUE 2009
                          9 -1/4% SENIOR NOTES DUE 2006

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of outstanding shares of the registrant's Common Stock as of May 5, 2000 was 151,634,034.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                             1999            2000
                                                                             ----            ----
                                                                                 (UNAUDITED)
Net revenues                                                             $419,957        $554,811
Cost of revenues -- including purchases from ASI                          357,382         445,968
                                                                         --------        --------
Gross profit                                                               62,575         108,843
                                                                         --------        --------

Operating expenses:
     Selling, general and administrative                                   30,106          42,071
     Research and development                                               2,251           3,371
                                                                         --------        --------
         Total operating expenses                                          32,357          45,442
                                                                         --------        --------
Operating income                                                           30,218          63,401
                                                                         --------        --------

Other (income) expense:
     Interest expense, net                                                  1,635          15,429
     Foreign currency (gain) loss                                             306             836
     Other expense, net                                                     1,622           2,360
                                                                         --------        --------
         Total other expense                                                3,563          18,625
                                                                         --------        --------
Income before income taxes and equity in income of
     investees                                                             26,655          44,776
Provision for income taxes                                                  7,730           8,956
Equity in income of investees                                                --             1,336
                                                                         --------        --------
Net income                                                               $ 18,925        $ 37,156
                                                                         ========        ========
Per Share Data:
     Basic net income per common share                                   $    .16        $    .28
                                                                         ========        ========
     Diluted net income per common share                                 $    .16        $    .27
                                                                         ========        ========
     Shares used in computing basic net income per common share           117,860         130,872
                                                                         ========        ========
     Shares used in computing diluted net income per common share         133,713         138,538
                                                                         ========        ========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31,        MARCH 31,
                                                                             1999                2000
                                                                         -----------         -----------
                                                                                              (UNAUDITED)
                                   ASSETS
Current assets:
     Cash and cash equivalents ..................................        $    98,045         $   318,264
     Short-term investments .....................................            136,595             134,104
     Accounts receivable
         Trade, net of allowance for doubtful accounts of $2,443             157,281             195,871
         Due from affiliates ....................................              6,278               2,575
         Other ..................................................              6,469               7,220
     Inventories ................................................             91,465              81,068
     Other current assets .......................................             11,117              16,391
                                                                            -----------         -----------
              Total current assets ..............................            507,250             755,493
                                                                            -----------         -----------
Property, plant and equipment, net ..............................            859,768             916,304
                                                                            -----------         -----------
Investments .....................................................           63,672              64,664
                                                                           -----------         -----------
Other assets:
     Due from affiliates ........................................             27,858              27,020
     Goodwill ...................................................            232,350             225,989
     Other ......................................................             64,191              76,724
                                                                           -----------         -----------
                                                                             324,399             329,733
                                                                           -----------         -----------
              Total assets ......................................        $ 1,755,089         $ 2,066,194
                                                                           ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft .............................................        $    16,209         $    20,031
     Short-term borrowings and current portion of long-term debt               6,465               2,839
     Trade accounts payable .....................................            122,147             130,787
     Due to affiliates ..........................................             37,913              30,912
     Accrued expenses ...........................................             88,577              93,456
     Accrued income taxes .......................................             41,587              47,395
                                                                           -----------         -----------
              Total current liabilities .........................            312,898             325,420
Long-term debt ..................................................            687,456             943,234
Other noncurrent liabilities ....................................             16,994              18,165
                                                                           -----------         -----------
              Total liabilities .................................          1,017,348           1,286,819
                                                                           -----------         -----------

Commitments and contingencies

Stockholders' Equity:
     Common stock ...............................................                131                 131
     Additional paid-in capital .................................            551,964             556,458
     Retained earnings ..........................................            189,733             226,889
     Receivable from stockholder ................................             (3,276)             (3,276)
     Accumulated other comprehensive income .....................               (811)               (827)
                                                                           -----------         -----------
              Total stockholders' equity ........................            737,741             779,375
                                                                           -----------         -----------
              Total liabilities and stockholders' equity ........        $ 1,755,089         $ 2,066,194
                                                                         ===========         ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                           ADDITIONAL
                                                      COMMON STOCK          PAID-IN       RETAINED
                                                 SHARES          AMOUNT     CAPITAL       EARNINGS

Balance at December 31, 1998 .............       117,860     $     118     $ 381,061     $ 109,738
   Net income ............................            --            --            --        18,925
   Unrealized (losses) on investments,
     net of tax ..........................            --            --            --            --
                                               ---------     ---------     ---------     ---------
   Comprehensive income ..................

Balance at March 31, 1999 ................       117,860     $     118     $ 381,061     $ 128,663
                                                =========     =========     =========     ========


Balance at December 31, 1999 .............       130,660     $     131     $ 551,964     $ 189,733
   Net income ............................            --            --            --        37,156
   Unrealized (losses) on investments,
     net of tax ..........................            --            --            --            --

   Comprehensive income ..................

   Issuance of stock through employee
     stock purchase plan and stock options           128            --         1,300            --
   Receivable from Stockholder ...........            --            --            --            --
   Debt conversion .......................           228                       3,194            --
                                                 ---------     ---------     ---------     --------
Balance at March 31, 2000 ................       131,016     $     131     $ 556,458     $ 226,889
                                                =========     =========     =========     ========




                                                                 ACCUMULATED
                                                  RECEIVABLE       OTHER
                                                    FROM        COMPREHENSIVE               COMPREHENSIVE
                                                  STOCKHOLDER       INCOME        TOTAL         INCOME

Balance at December 31, 1998 .............        $     --      $    (556)     $ 490,361
   Net income ............................              --             --         18,925      $  18,925
   Unrealized (losses) on investments,
     net of tax ..........................              --           (106)          (106)          (106)
                                                  --------      ---------      ---------      ---------
   Comprehensive income ..................                                                    $  18,819
                                                                                              =========
Balance at March 31, 1999 ................        $     --      $    (662)     $ 509,180
                                                   =========      =========      =========


Balance at December 31, 1999 .............        $ (3,276)     $    (811)     $ 737,741
   Net income ............................              --             --         37,156      $  37,156
   Unrealized (losses) on investments,
     net of tax ..........................              --            (16)           (16)           (16)
                                                                                              ---------
   Comprehensive income ..................                                                    $  37,140
                                                                                              =========
   Issuance of stock through employee
     stock purchase lan and stock options               --             --         1,300
   Receivable from Stockholder ...........              --             --            --
   Debt conversion .......................              --             --         3,194
                                                    ---------      ---------   ---------
Balance at March 31, 2000 ................        $ (3,276)     $    (827)    $ 779,375
                                                   =========      =========    =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ----------------------------
                                                                                      1999             2000
                                                                                   -------------  -------------
                                                                                   (UNAUDITED)     UNAUDITED)
Cash flows from operating activities:
   Net income ................................................................     $  18,925      $  37,156
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ...........................................        33,060         53,766
     Amortization of deferred debt issuance costs ............................            --            846
     Debt conversion expense .................................................            --            270
     Provision for excess and obsolete inventory .............................         1,100          2,000
     Deferred income taxes ...................................................         4,667             36
     Equity in (earnings) loss of investees ..................................           500         (1,336)
     (Gain) loss on sale of fixed assets and investments .....................           531            347

Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable .....................................................       (11,511)       (38,590)
     Proceeds from sale/(repurchase of) accounts receivable ..................        (2,700)        (2,200)
     Other receivables .......................................................         3,166           (751)
     Inventories .............................................................        (1,052)         8,397
     Due to/from affiliates, net .............................................        23,998         (2,460)
     Other current assets ....................................................        (4,162)        (5,194)
     Other non-current assets ................................................        (4,344)        (4,805)
     Accounts payable ........................................................         6,078         10,840
     Accrued expenses ........................................................       (17,168)         4,923
     Accrued income taxes ....................................................        (3,008)         5,808
     Other long-term liabilities .............................................           590          1,055
                                                                                   ---------      ---------
       Net cash provided by operating activities .............................        48,670         70,108
                                                                                   ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ................................       (42,041)      (104,082)
   Proceeds from the sale/(purchase) of investments ..........................       (52,502)         2,819
                                                                                   ---------      ---------
       Net cash used in investing activities .................................       (94,543)      (101,263)
                                                                                   ---------      ---------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ...................        (9,922)           416
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options .........................................            --          1,300
   Net proceeds from issuance of long-term debt ..............................            --        249,878
   Payments of long-term debt ................................................        (7,411)          (220)
                                                                                   ---------      ---------
       Net cash provided by (used in) financing activities ...................       (17,333)       251,374
                                                                                   ---------      ---------

Net increase (decrease) in cash and cash equivalents .........................       (63,206)       220,219
Cash and cash equivalents, beginning of period ...............................       227,587         98,045
                                                                                   ---------      ---------
Cash and cash equivalents, end of period .....................................     $ 164,381      $ 318,264
                                                                                   =========      =========


Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................     $   1,279      $   1,424
     Income taxes ............................................................     $   6,096      $     130

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements and related disclosures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 1999 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.    RECLASSIFICATIONS

      Certain previously reported amounts have been reclassified to conform with the current presentation.

3.   RELATIONSHIP WITH ANAM SEMICONDUCTOR INC.

     During the second quarter of 1999, we executed a letter with Anam Semiconductor Inc. (ASI) committing to make a $150 million equity investment in ASI over a three-year period. In October 1999 we made our initial investment in ASI and purchased 10 million shares of common stock at price of 5,000 won per share, a total investment of approximately $41.6 million. As a result of this investment and the conversion of ASI's debt to equity by ASI's creditor banks in Korea, as of March 31, 2000 we owned approximately 18% of ASI's voting stock.

     In May 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million of the total $459.0 million we committed to invest. We will make the additional equity investment of $150.0 million in three equal installments in June, August and October of 2000. We financed the acquisition and investment with the proceeds of a private offering of $258.8 million convertible subordinated notes, a $410.0 million private equity financing, $750.0 million of new secured bank debt and cash on hand. The new secured bank debt consists of a new $900.0 million secured bank facility that includes a $200.0 million revolving credit line. The new secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. We issued 20.5 million shares of our common stock in the private equity financing and granted warrants to purchase 3.9 million additional shares of our common stock at $27.50 per share. The acquisition will be accounted for as a purchase in the second quarter of 2000 commencing as of the acquisition date.

     With the closing of these transactions as described above, we expect ASI will emerge from its workout with its Korean creditor banks. ASI has indicated that they expect the net proceeds from the sale of K1, K2 and K3 and our additional equity investment to be used to repay a substantial amount of debt, provide funding to expand the capacity of their wafer foundry and provide general working capital. With our additional $459.0 million equity investment and ASI's creditor banks conversion in May 2000 of 150 billion won (approximately $132.0 million) of debt to common stock of ASI, Amkor and the creditor banks' ownership in ASI voting stock will be approximately 42% and 34%, respectively.

Financial Information for ASI

     The following summary of unaudited consolidated financial information (in thousands) was derived from the consolidated financial statements of ASI and is as of and for the three months ended March 31, 2000, reflecting ASI's packaging and test operations as discontinued operations within their results of operations.


SUMMARY INCOME STATEMENT INFORMATION FOR ASI:
Sales ....................................     $    79,169
Loss from continuing operations ..........         (13,584)
Net income ...............................          28,346

SUMMARY BALANCE SHEET INFORMATION FOR ASI:
Total assets .............................     $ 1,544,631
Total liabilities ........................       1,813,170

4.   RISKS AND UNCERTAINTIES

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on our relationship with ASI (see Note 3), reliance on a small group of principal customers, timing and volume of orders relative to the production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations and the results of ASI on an equity method of accounting basis.

5.   CONCENTRATIONS OF CREDIT RISK

     Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable, cash and cash equivalents and short-term investments. With respect to accounts receivable, we mitigate credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers.

     At March 31, 2000, we invested in high-grade money market funds, commercial paper and municipal bonds. These investments are classified in the consolidated balance sheets either as cash and cash equivalents or as short-term investments. Short-term investments are being held for trading purposes and are fixed income securities, principally tax-exempt municipal bonds. These investments are carried at fair market value based on market quotes and recent offerings of similar securities. We mitigated our credit risk with respect to cash and cash equivalents and short-term investments through diversification of our portfolio of holdings. At March 31, 2000, we maintained approximately $257.9 million in money market funds at three financial institutions which includes the net proceeds of a March 2000 convertible subordinated notes offering. These balances were substantially liquidated with the closing of our acquisition of K1, K2 and K3. Excluding the net proceeds of the convertible subordinated notes offering, the largest single investment at March 31, 2000 was $12.6 million.

     At March 31, 2000, we maintained approximately $14.9 million in deposits and certificates of deposits at foreign owned banks and approximately $21.4 million in deposits at U.S. banks which exceeded federally insured limits of which approximately $5.9 million was maintained in one bank.

6.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines and Korea, or at ASI on a consignment basis. Components of inventories follow:


                                                  DECEMBER 31,   MARCH 31,
                                                      1999        2000
                                                  -----------   ----------
                                                        (IN THOUSANDS)
Raw materials and purchased components ............ $81,379     $70,662
Work-in-process ...................................  10,086      10,406
                                                    -------     -------
                                                    $91,465     $81,068
                                                    =======     =======


7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                                          DECEMBER 31,        MARCH 31,
                                                                                            1999              2000
                                                                                        -------------     -------------
                                                                                                  (IN THOUSANDS)
Land   .............................................................................        $ 38,349           $ 38,349
Buildings and improvements...........................................................         303,077           344,706
Machinery and equipment..............................................................         883,057           931,651
Furniture, fixtures and other equipment..............................................          52,866            53,619
Construction in progress.............................................................          47,393            55,659
                                                                                         -------------     -------------
                                                                                            1,324,742         1,423,984
Less--Accumulated depreciation and amortization....................................           464,974           507,680
                                                                                          -------------     -------------
                                                                                           $  859,768         $ 916,304
                                                                                            ==========       ===========

8.   DEBT

   Following is a summary of short-term borrowings and long-term debt:

                                                                                        DECEMBER 31,    MARCH 31,
                                                                                          1999           2000
                                                                                        ---------      ---------
                                                                                            (IN THOUSANDS)
Short-term borrowings ................................................................ $   3,386      $      --
Senior notes, 9.25%, due May 2006 ....................................................   425,000        425,000
Senior subordinated notes, 10.5%, due May 2009 .......................................   200,000        200,000
Convertible subordinated notes, 5.75%, due May 2003 ..................................    53,435         50,463
Convertible subordinated notes, 5%, due March 2007 ...................................        --        258,750
Note payable, interest at bank's prime,
   due in installments with balance due April 2004 ...................................    11,472         11,472
Other, primarily capital lease obligations and other debt ............................       628            388
                                                                                       ---------      ---------
                                                                                         693,921        946,073
Less -- Short-term borrowings and current portion of long-term debt ..................    (6,465)        (2,839)
                                                                                       ---------      ---------
                                                                                       $ 687,456      $ 943,234
                                                                                       =========      =========

   In March 2000, we privately placed $258.8 million of convertible subordinated notes due March 2007. The notes accrue interest at a rate of 5% per annum and are convertible into Amkor common stock at a conversion price of $57.34 per share.

   In the first quarter of 2000, we completed an early conversion of convertible subordinated notes. As a result, we exchanged approximately 228,000 shares of our common stock for $3.0 million of the 5.75% convertible subordinated notes due May 2003. The fair value of the shares of common stock issued in the exchanges in excess of the shares required for conversion was 0.3 million, and was expensed during the first quarter of 2000. This amount is included in other expense in the accompanying consolidated statements of income.

   Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $3.1 million and $2.6 million for the three months ended March 31, 1999 and 2000, respectively, in the accompanying consolidated statements of income.

9.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three months ended March 31, 1999 and 2000:

                                                                                WEIGHTED
                                                                EARNINGS      AVERAGE SHARES    PER SHARE
                                                               (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                               -----------     -------------    ------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings per Share -- Three Months Ended March 31, 1999
   Basic earnings per share ...........................         $18,925         117,860         $0.16
   Impact of convertible notes ........................           2,061          15,333
   Dilutive effect of options .........................              --             520
                                                                -------         -------         -----
   Diluted earnings per share .........................         $20,986         133,713         $0.16
                                                                =======         =======         =====

Earnings per Share -- Three Months Ended March 31, 2000
   Basic earnings per share ...........................         $37,156         130,872         $0.28
   Impact of convertible notes ........................             584           3,815
   Dilutive effect of options .........................              --           3,851
                                                                -------         -------         -----
   Diluted earnings per share .........................         $37,740         138,538         $0.27
                                                                =======         =======         =====

10.    SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packing and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and Test Services. Through our three factories located in the Philippines, our Korean factory, K4, as well as the three ASI factories in Korea that we acquired in May 2000 and were previously under a supply contract, we offer a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement.

     Sales to Intel Corporation accounted for approximately $74.0 million and $46.8 million of packaging and test revenues for the three months ended March 31, 1999 and 2000, respectively. In addition, Texas Instruments, Inc. accounted for approximately $5.0 million and $6.2 million of packaging and test revenues during the three months ended March 31, 1999 and 2000, respectively, and accounted for approximately $69.4 million and $83.2 million of wafer fabrication revenues for the three months ended March 31, 1999 and 2000, respectively.

     The accounting policies for segment reporting are the same as those for our consolidated financial statements. We evaluate our operating segments based on operating income.

     Summarized financial information concerning reportable segments is shown in the following table. The "Other" column includes the elimination of inter-segment balances and corporate assets which include cash and cash equivalents, non-operating balances due from affiliates, investment in ASI and Taiwan Semiconductor Technology Corporation and other investments.

                                             PACKAGING             WAFER
                                             AND TEST           FABRICATION          OTHER            TOTAL
                                             --------           -----------          -----            -----
                                                                         (IN THOUSANDS)
Three Months Ended March 31, 1999
   Net Revenues .................         $  350,520         $   69,437         $       --         $  419,957
   Gross Profit .................             55,637              6,938                 --             62,575
   Operating Income .............             25,984              4,234                 --             30,218

Three Months Ended March 31, 2000
   Net Revenues .................         $  468,935         $   85,876         $       --         $  554,811
   Gross Profit .................            100,340              8,503                 --            108,843
   Operating Income .............             57,818              5,583                 --             63,401

Total Assets
   December 31, 1999 ............         $1,391,105         $   37,011         $  326,973         $1,755,089
   March 31, 2000 ...............          1,482,478             39,955            543,761          2,066,194

The following presents property, plant and equipment, net based on the location of the asset.

                                                                                        DECEMBER 31,        MARCH 31,
                                                                                          1999                2000
                                                                                      -------------     -------------
                                                                                               (IN THOUSANDS)
Property, Plant and Equipment, net
United States .........                                                                 $ 48,438           $ 50,023
Philippines ...........                                                                  448,644            499,440
Korea .................                                                                  362,144            366,264
Other foreign countries                                                                      542                577
                                                                                        --------           --------
                                                                                        $859,768           $916,304
                                                                                        ========           ========

11.    COMMITMENTS AND CONTINGENCIES

     Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

     We are currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We have accrued our estimate of amounts due under this agreement. However, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed the amount accrued by up to $9.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion contains forward-looking statements within the meaning of the federal securities laws, including statements regarding: (1) the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance, (5) statements regarding future won/dollar exchange rates, (6) statements regarding the future of our relationship with ASI and (7) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in " Risk Factors that May Affect Future Operating Performance". The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2000 and our liquidity and capital resources. You should read the following discussion in conjunction with and our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

OVERVIEW

         From 1995 to 1999, our net revenues increased from $932.4 million to $1,910.0 million. We generate revenues primarily from the sale of semiconductor packaging and test services. Historically we performed these services at our three factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2, and K3. Since 1998, we have also generated revenue by marketing the wafer fabrication services performed by the wafer fabrication facility owned by ASI. With the completion of our acquisition of K1, K2 and K3, we will no longer depend upon ASI for packaging or test services, but we will continue to market ASI's wafer fabrication services.

         Historically, our cost of revenues has consisted principally of: (1) service charges paid to ASI for packaging and test services performed for us,
(2) costs of materials and (3) labor and other costs at our factories in the Philippines and at K4 after our acquisition of that factory in May 1999. Service charges paid to ASI and our gross margins on sales of services performed by ASI have been set in accordance with our supply agreements with ASI, which provide for periodic pricing adjustments based on changes in forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as our mutual long-term strategic interests. Fluctuations in service charges we pay to ASI have historically had a significant effect on our gross margins. In addition, our gross margins on sales of services performed by ASI have generally been lower than our gross margins on sales of services performed by our factories in the Philippines, but we have not borne any of ASI's fixed costs. Beginning in May 2000 with our acquisition of K1, K2 and K3 from ASI, we bear all of the costs associated with these factories, but we will no longer pay service charges to ASI for packaging and test services. We will continue to incur costs of direct materials used in packages that we produce for our customers. Because a portion of our costs at our factories in the Philippines and Korea will remain fixed, increases or decreases in capacity utilization rates may continue to have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

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

   We depend on a small group of customers for a substantial portion of our revenues. During the three months ended March 31, 1999 and 2000, we derived 33.3% and 28.8%, respectively, of our net revenues from sales to five packaging and test customers, with 17.5% and 8.4% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during the three months ended March 31, 1999 and 2000, we derived 16.5% and 15.5%, respectively, of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments.

Relationship with ASI

   Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. During the three months ended March 31, 1999 and 2000, we derived approximately 71% and 55.0%, respectively, of our net revenues and approximately 54% and 33.7%, respectively, of our gross profit from sales of services performed for us by ASI.

   Beginning in May 2000 with our acquisition of K1, K2 and K3, we will no longer receive any packaging and test services from ASI. However, we expect to continue to have certain contractual and other business relationships with ASI, primarily our wafer fabrication services supply agreement. Under this supply agreement, we will continue to have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Furthermore, we will own approximately 42% of ASI's outstanding voting stock after our investment in ASI and the conversion in May 2000 of 150 billion won (approximately $132.0 million) of ASI's debt to equity by ASI's creditor banks. Accordingly, we will continue to report ASI's results in our financial statements through the equity method of accounting. Our company and ASI continue to have close ties due to our overlapping ownership and management.

   For more information concerning our relationship with ASI, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance."

Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

   Beginning in May 2000 with our acquisition of K1, K2 and K3 and our investment in ASI, we expect there will be significant changes in our future financial results. Because we already sell substantially all of the output of K1, K2 and K3, there will not be a significant change in our revenues. We expect our gross margin to increase significantly as the K1, K2 and K3 factories would no longer be subject to our supply agreement with ASI. The factories that we currently own operate with gross margins significantly higher than the margins we achieve under our supply agreement with ASI. However, our operating expenses will increase as we will absorb the research and development and general and administrative expenses related to the operations of K1, K2 and K3. Our interest expense will also increase due to the debt we will incur to finance the acquisition and investment. We expect our overall effective tax rate to decrease due to the fact that the profits of K1, K2 and K3 will be subject to a tax holiday in Korea. The tax holiday will apply to 100% of the profits of K1, K2 and K3 for seven years and then to 50% of such profits for three additional years. Because of our equity investment in ASI, we will be required to record our increased proportionate share of ASI's net income, net of the amortization of goodwill incurred in the acquisition of our equity interest in ASI. Actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in "Risk Factors that May Affect Future Operating Performance".

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1999              2000
                                                          ------            ------
Net revenues ..................................            100.0%            100.0%
Gross profit ..................................             14.9%             19.6%
Operating income ..............................              7.2%             11.4%
Income before income taxes and equity in income
   of investees ...............................              6.3%              8.1%
Net income ....................................              4.5%              6.7%

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Net Revenues. Net revenues increased $134.8 million, or 32.1%, to $554.8 million in the three months ended March 31, 2000 from $420.0 million in 1999. Packaging and test net revenues increased 33.8% to $468.9 million in the three months ended March 31, 2000 from $350.5 million in the three months ended March 31, 1999. For the same three month periods, wafer fabrication net revenues increased to $85.9 million from $69.4 million.

   The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes, which more than offset significant average selling price erosion across all product lines. The average selling price erosion slowed during the second half of 1999 and the first quarter of 2000 due to increasing product demand. Offsetting this erosion in average selling prices was an overall unit volume increase of approximately 45.7%. Growth in demand for our services was driven by our customers in the PC and telecommunications industries. Particularly strong was the demand for packages used in cellular phones and internet enabling equipment. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. During the three months ended March 31, 2000, advanced and laminate packages, which have higher average selling prices than traditional leadframe products, accounted for approximately 62.6% of packaging and test net revenues compared to approximately 58.7% in the three months ended March 31, 1999.

   The increase in wafer fabrication net revenues represents the expanded the capacity of the wafer fabrication facility from approximately 15,000 wafers in the first quarter of 1999 compared to approximately 20,000 wafers per month by the end of the first quarter of 2000.

   Gross Profit. Gross profit increased $46.2 million, or 73.9%, to $108.8 million, or 19.6% of net revenues, in the three months ended March 31, 2000 from $62.6 million, or 14.9% of net revenues, in the three months ended Mach 31, 1999.

   Gross margins were positively impacted by:

- Improved gross margin on revenues from the output of K4 following our acquisition of K4 in May 1999,

- Increasing unit volumes during the first quarter of 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins, and

- Change in the contract pricing under our supply agreement with ASI for the first quarter of 2000.

    The positive impact on gross margins was partially offset by significant average selling price erosion across our product lines as well as costs associated with capacity expansion at one of our Philippine factories.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 39.4%, to $42.1 million, or 7.6% of net revenues, in the three months ended March 31, 2000 from $30.1 million, or 7.2% of net revenues, in the three months ended March 31, 1999. The increase in these costs was due to:

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

   Research and Development. Research and development expenses increased $1.1 million, or 49.8%, to $3.4 million, or 0.6% of net revenues, in the three months ended March 31, 2000 from $2.3 million, or 0.5% of net revenues, in the three months ended March 31, 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility.

   Other (Income) Expense. Other expenses increased $15.0 million, to $18.6 million, or 3.4% of net revenues, in the three months ended March 31, 2000 from $3.6 million, or 0.9% of net revenues, in the three months ended March 31, 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $13.8 million. The increased interest expense resulted from the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition.

   Income Taxes. Our effective tax rate in the three months ended March 31, 1999 and 2000 was 29.0% and 20.0%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays. We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

LIQUIDITY AND CAPITAL RESOURCES

   Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to our acquisitions and investments.

     In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million of the total $459.0 million we committed to invest. We will make the additional equity investment of $150.0 million in three equal installments in June, August and October of 2000. We financed the acquisition and investment with the proceeds of a private offering of $258.8 million convertible subordinated notes, a $410.0 million private equity financing, $750.0 million of new secured bank debt and cash on hand. The new secured bank debt consists of a new $900.0 million secured bank facility that includes a $200.0 million revolving credit line. The new secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. We issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase 3.9 million additional shares of our common stock at $27.50 per share.

   In connection with the new secured bank debt, we terminated a trade receivables securitization agreement and repaid $69.3 million due under this facility. The securitization agreement represented a commitment by a commercial financial institution to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables. In addition, we repaid $11.4 million of additional secured term loans.

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

    We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we have constructed our P3 facility, added capacity in our other factories in the Philippines and constructed a new research and development facility in the U.S. During the three months ended March 31, 1999 and 2000, we made capital expenditures of $42.0 million and $104.1 million, respectively. We intend to spend approximately $400 to $500 million in additional capital expenditures in 2000, including expenditures for K1, K2 and K3 primarily for the expansion of our factories. We believe the increase in capital expenditures is necessary to expand our capacity to meet the growth in demand we expect in 2000.

     At March 31, 2000, we had approximately $59 million in borrowing facilities with a number of domestic and foreign banks, of which $59 million remained unused. These facilities are typically revolving lines of credit and working capital facilities that are renewable annually and bear interest at rates ranging from 9% to 11%. Long-term debt and capital lease obligations outstanding have various expiration dates through May 2009 and bear interest at rates ranging from 5% to 13.8%.

   Covenants in the agreements governing our new $900.0 million secured bank facility, our existing $425 million of senior notes and $200 million of senior subordinated notes and any future indebtedness may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.
   Net cash provided by operating activities in the three months ended March 31, 1999 and 2000 was $48.7 million and $70.1 million, respectively. Net cash used in investing activities in the three months ended March 31, 1999 and 2000 was $94.5 million and $101.3 million, respectively. Net cash provided by (used in) financing activities in the three months ended March 31, 1999 and 2000 was $(17.3) million and $251.4 million, respectively.

   Following our acquisition of K1, K2 and K3 and investment in ASI in May 2000, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the new secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

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

   At the date of this quarterly report, our systems have not experienced any year 2000 problems. We presently believe that the year 2000 problem will not pose significant operational problems for our business and operations on a going forward basis. While we have contingency plans in place for operational problems which may still arise as a result of year 2000 problems, we cannot assure you that the year 2000 problem will not pose significant operational problems or have a material adverse effect on our business, financial condition and results of operations in the future. Costs incurred for year 2000 compliance have not been material.

   We are not aware of any material year 2000 problems encountered by our suppliers to date. However, we cannot assure you that our suppliers will be successful in ensuring that their systems have been and will continue to be or will be year 2000 compliant or that their failure to do so will not harm our business.

            RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     In addition to the factors discussed elsewhere in this form 10-Q and in our report on Form 10-K for the year ended December 31, 1999 and our other reports filed with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Amkor.

FLUCTUATIONS IN OPERATING RESULTS

    Our operating results have varied significantly from period to period. A variety of factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others:

- the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors,
- the short-term nature of our customers' commitments, timing and volume of orders relative to our production capacity,
-     changes in our capacity utilization,
-     evolutions in the life cycles of our customers' products,
-     rescheduling and cancellation of large orders,
-     erosion of packaging selling prices,
-     fluctuations in wafer fabrication service charges paid to ASI,
- changes in costs, availability and delivery times of labor, raw materials and components,
-     fluctuations in manufacturing yields,
-     changes in product mix,
-     timing of expenditures in anticipation of future orders,
-     availability and cost of financing for expansion,
-     the ability to develop and implement new technologies on a timely basis,
-     competitive factors,
-     changes in effective tax rates,
-     the loss of key personnel or the shortage of available skilled workers,
-     international political or economic events,
-     currency and interest rate fluctuations,
-     environmental events, and intellectual property transactions and disputes.

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

   We now have a significant amount of indebtedness, which increased substantially after the incurrence of approximately $750.0 million of new secured bank debt and $258.8 million of convertible subordinated notes in connection with the May 2000 acquisition of K1, K2 and K3 and investment in ASI.

   Covenants in the agreements governing the approximately $750.0 million of new secured bank debt (which has been drawn from a facility that includes an additional unused $150.0 million revolving credit line), our existing senior notes and senior subordinated notes and any future indebtedness may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

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

   With our $459.0 million additional investment in ASI and the conversion in May 2000 of 150 billion won (approximately $132.0 million) of ASI's debt to equity by ASI's creditor banks, we will own approximately 42% of ASI's outstanding voting stock. Accordingly, we will continue to report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI.

Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

   Our wafer fabrication business depends on ASI providing wafer fabrication services on a timely basis. If ASI were to significantly reduce or curtail its operations for any reason, or if our relationship with ASI were to be disrupted for any reason, our wafer fabrication business would be harmed. We may not be able to identify and qualify alternate suppliers of wafer fabrication services quickly, if at all. In addition, we currently have no other qualified third party suppliers of wafer fabrication services and do not have any plans to qualify additional third party suppliers.

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

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

   We depend on a small group of customers for a substantial portion of our revenues. During the three months ended March 31, 1999 and 2000, we derived 33.3% and 28.8%, respectively, of our net revenues from sales to five packaging and test customers, with 17.5% and 8.4% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during the three months ended March 31, 1999 and 2000, we derived 16.5% and 15.5%, respectively, of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

   We provide packaging and test services through our three factories located in the Philippines and our four factories in Korea. We also source wafer fabrication services from ASI's wafer fabrication facility. In addition, many of our customers' operations are located outside the U.S. The following are risks inherent in doing business internationally:

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

Risks Associated with Our Operations in Korea

   Our operations in Korea, as well as ASI's operations, are subject to risks inherent to operating in Korea. While our revenues in Korea will be denominated in U.S. dollars, our labor costs and some of our operating costs will be denominated in won. Substantially all of ASI's revenues are denominated in U.S. dollars, while its labor and some operating costs are denominated in won. Fluctuations in the won-dollar exchange rate will affect both our company's and ASI's financial results. With our additional investment in ASI, our financial results will be further affected by exchange rate fluctuations.

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

RISKS ASSOCIATED WITH OUR ACQUISITION OF ASI'S PACKAGING AND TEST BUSINESS -- THE ACQUISITION OF THIS BUSINESS REPRESENTS A MAJOR COMMITMENT OF OUR CAPITAL AND MANAGEMENT RESOURCES.

   Our acquisition of ASI's packaging and test factories will require our management to devote a significant portion of our resources to the maintenance and operation of factories in Korea. We have limited experience in owning and operating a business in Korea. It may take time for us to learn how to comply with relevant Korean regulations, including tax, environmental and labor laws. During the transition period in which we will integrate ASI's packaging and test business into our company, our management may not have adequate time and attention to devote to other aspects of our business, and those parts of our business could suffer.

   We retained the approximately 6,600 Korean employees currently working at K1, K2 and K3, and we may face cultural difficulties until we learn how to interact with these new employees. If these employees become dissatisfied working for a U.S. company, they may leave us. If we cannot find new employees to replace departing ones, our new operations could suffer.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

   Our wafer fabrication business, which commenced operations in January 1998, depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. We cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed.

   Texas Instruments has transferred certain of its complementary metal oxide silicon ("CMOS") process technology to ASI, and ASI is dependent upon Texas Instruments' assistance for developing other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover .25 micron and .18 micron CMOS process technology. Texas Instruments has not granted ASI a license under Texas Instruments' patents to manufacture semiconductor wafers for third parties. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company's and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

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

   The independent wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with independent semiconductor wafer foundries, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. Many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company.If we cannot compete successfully in the future against existing or potential competitors, our operating results would suffer.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

   We currently hold 68 U.S. patents, and we also have 102 pending patents and are preparing an additional 57 patent applications for filing. In connection with our acquisition of K1, K2 and K3 from ASI, we acquired all of ASI's patents, patent applications and other intellectual property rights related to its packaging and test business. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

   As of May 1, 2000 subsequent to the completion of our private equity offering, Mr. James Kim and members of his family beneficially owned approximately 51% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters could include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risks

   Our company's primary exposures to foreign currency fluctuations are associated with Philippine peso-based transactions and related peso-based assets and liabilities, as well as Korean-won based transactions and related won-based assets and liabilities. The objective in managing this foreign currency exposure is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos and won. Although we have selectively hedged some of our currency exposure through short-term (generally not more than 30 to 60 days) forward exchange contracts, the hedging activity to date has been immaterial.

   At March 31, 2000, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at March 31, 2000, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3 million, in peso-based net assets.

   At March 31, 2000, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at March 31, 2000, a 20% decrease in the Korean won to U.S. dollar exchange rate would result in an increase of less than $1 million, in won-based net liabilities.

Interest Rate Risks

   Our company has interest rate risk with respect to our investment in cash and cash equivalents, use of short-term borrowings and long-term debt, including the convertible subordinated notes, senior notes and senior subordinated notes outstanding, and will have such risk with respect to the new secured bank debt. Overall, we mitigate the interest rate risks by investing in short-term investments, which are due on demand or carry a maturity date of less than three months. In addition, both the short-term borrowings and long-term debt, excluding our convertible subordinated notes, senior notes and senior subordinated notes, have variable rates that reflect currently available terms and conditions for similar borrowings. As the convertible subordinated notes, senior notes and senior subordinated notes bear fixed rates of interest, the fair value of these instruments fluctuate with market interest rates. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

   The table below presents the interest rates, maturity dates, principal cash flows and fair value of our fixed rate debt as of March 31, 2000.

                                                        FIXED INTEREST
                                                             DEBT        MATURITY DATE     PRINCIPAL   FAIR VALUE
                                                             ----        -------------     ---------   ----------
                                                                                               (IN THOUSANDS)
Convertible Notes................................            5.75%          May 2003       $ 50,463     $200,338
Senior Notes.....................................            9.25%          May 2006       $425,000     $409,063
Convertible Notes................................               5%          May 2007       $258,750     $286,566
Senior Subordinated Notes........................            10.5%          May 2009       $200,000     $196,250

   Based on our conservative policies with respect to investments in cash and cash equivalents, use of variable rate debt, and the fact we currently intend to repay upon maturity our senior notes, senior subordinated notes and our convertible subordinated notes (unless converted), we believe that the risk of potential loss due to interest rate fluctuations is not material.

Equity Price Risks

   Our outstanding 5.75% and 5% convertible subordinated notes are convertible into common stock at $13.50 per share and $57.34 per share, respectively. As stated above, we intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their convertible subordinated notes to common stock, there would be no impact on our future earnings, other than a reduction in interest expense, unless such conversion were induced by us.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 17, 2000, we issued $258.75 million (including amounts issued pursuant to the exercise of an over-allotment exercise) of principal of 5% convertible subordinated notes due 2007 (the "Notes") to a group of initial purchasers led by Salomon Smith Barney, S.G. Cowen, Deutsche Banc Alex. Brown, Robertson Stephens, Prudential Volpe Technology and Thomas Weisel Partners LLC. The Notes were issued in reliance on Rule 144A promulgated under the Securities Act of 1933, as amended. The Notes are convertible into our common stock at the option of the holder at any time prior to maturity at a conversion price of $57.34 per share. The Notes are subordinated in right of payment to all of our existing and future senior debt. We used the net proceeds of the offering to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

  EXHIBIT

  NUMBER     DESCRIPTION OF EXHIBIT
     27.1    Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended March 31, 2000:

    Current Report on Form 8-K dated January 13, 2000 (filed February 18, 2000) related to:

    - a press release dated January 13, 2000 announcing the exchange of $154 million of convertible notes into 12.1 million shares of common stock,

    - a press release issued February 1, 2000 announcing the status of the negotiations with Anam Semiconductor, Inc. to acquire its three remaining packaging and test facilities, known as K1, K2 and K3, located in Korea, and

    - a press release dated February 3, 2000 announcing our financial results for the fourth quarter ended December 31, 1999.

    Current Report on Form 8-K dated February 28, 2000 (filed March 2, 2000) related to a press release issued February 28, 2000 announcing that Amkor entered into a definitive agreement with Anam Semiconductor, Inc. to acquire K1, K2 and K3.

    Current Report on Form 8-K dated March 10, 2000 (filed March 10, 2000, amended March 13, 2000 and March 17, 2000) related to the acquisition of K1, K2 and K3 and our proposed investment in Anam Semiconductor, Inc. and the financing transactions related to the acquisition and investment.

    Current Report on Form 8-K dated March 17, 2000 (filed March 21, 2000) related to a press release issued March 17, 2000 announcing that Amkor had agreed to privately place $225 million aggregate principal amount (excluding any over-allotments) of 5% convertible subordinated notes due 2007.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       AMKOR TECHNOLOGY, INC.

                                       By:            /s/ KENNETH T. JOYCE
                                           ------------------------------------
                                            Kenneth T. Joyce
                                            Chief Financial Officer
                                            (Principal Financial, Chief
                                            Accounting Officer and
                                            Duly Authorized Officer)

                                       Date: May 15, 2000