Form 10-Q
period 2000-06-30
AMKOR TECHNOLOGY INC
filed 2000-08-14
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                   10 1/2% SENIOR SUBORDINATED NOTES DUE 2009
                          9 1/4% SENIOR NOTES DUE 2006
                   5% CONVERTIBLE SUBORDINATED NOTES DUE 2007

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

    The number of outstanding shares of the registrant's Common Stock as of August 7, 2000 was 151,823,358.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ----------------------------      ----------------------------
                                                          2000             1999             2000             1999
                                                      -----------      -----------      -----------      -----------
                                                              (UNAUDITED)                       (UNAUDITED)

Net revenues ....................................     $   547,036      $   449,925      $ 1,101,847      $   869,882

Cost of revenues -- including purchases from ASI          407,441          379,133          847,221          735,918
Amortization of goodwill and acquired intangibles          15,266            4,029           21,454            4,626
                                                      -----------      -----------      -----------      -----------
     Total cost of revenues .....................         422,707          383,162          868,675          740,544
                                                      -----------      -----------      -----------      -----------
Gross profit ....................................         124,329           66,763          233,172          129,338
                                                      -----------      -----------      -----------      -----------

Operating expenses:
     Selling, general and administrative ........          47,058           35,017           89,129           65,123
     Research and development ...................           4,872            2,843            8,243            5,094
                                                      -----------      -----------      -----------      -----------
         Total operating expenses ...............          51,930           37,860           97,372           70,217
                                                      -----------      -----------      -----------      -----------
Operating income ................................          72,399           28,903          135,800           59,121
                                                      -----------      -----------      -----------      -----------

Other (income) expense:
     Interest expense, net ......................          29,428           10,799           44,857           12,434
     Foreign currency loss ......................           1,756               98            2,592              404
     Other expense (income), net ................            (322)           2,006            2,038            3,628
                                                      -----------      -----------      -----------      -----------
         Total other expense ....................          30,862           12,903           49,487           16,466
                                                      -----------      -----------      -----------      -----------
Income before income taxes and equity in income
     (loss) of investees ........................          41,537           16,000           86,313           42,655
Provision for income taxes ......................          (6,230)          (4,480)         (15,186)         (12,210)
Equity in income (loss) of investees ............          (4,371)            --             (3,035)            --
                                                      -----------      -----------      -----------      -----------
Net income ......................................     $    30,936      $    11,520      $    68,092      $    30,445
                                                      ===========      ===========      ===========      ===========
Per Share Data:

     Basic net income per common share ..........     $      0.21      $      0.10      $      0.49      $      0.26
                                                      ===========      ===========      ===========      ===========

     Diluted net income per common share ........     $      0.20      $      0.10      $      0.47      $      0.26
                                                      ===========      ===========      ===========      ===========

     Shares used in computing basic net income
       per common share .........................         148,530          118,131          139,701          117,995
                                                      ===========      ===========      ===========      ===========

     Shares used in computing diluted net income
       per common share .........................         157,617          118,396          148,078          118,289
                                                      ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2000             1999
                                                                     -----------      -----------
                                                                     (UNAUDITED)

                                      ASSETS

Current assets:
     Cash and cash equivalents .................................     $   136,274      $    98,045
     Short-term investments ....................................            --            136,595
     Accounts receivable --
         Trade, net of allowance for doubtful accounts of $2,443         264,799          157,281
         Due from affiliates ...................................           2,778            6,278
         Other .................................................           6,986            6,469
     Inventories ...............................................          93,327           91,465
     Other current assets ......................................          23,684           11,117
                                                                     -----------      -----------
              Total current assets .............................         527,848          507,250
                                                                     -----------      -----------
Property, plant and equipment, net .............................       1,428,187          859,768
                                                                     -----------      -----------
Investments ....................................................         399,227           63,672
                                                                     -----------      -----------
Other assets:
     Due from affiliates .......................................          27,181           27,858
     Goodwill and acquired intangibles .........................         767,029          232,350
     Other .....................................................         232,216           64,191
                                                                     -----------      -----------
              Total other assets ...............................       1,026,426          324,399
                                                                     -----------      -----------
              Total assets .....................................     $ 3,381,688      $ 1,755,089
                                                                     ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft ............................................     $    28,169      $    16,209
     Short-term borrowings and current portion of long-term debt          73,579            6,465
     Trade accounts payable ....................................         182,036          122,147
     Due to affiliates .........................................          37,683           37,913
     Accrued expenses ..........................................         104,355           88,577
     Accrued income taxes ......................................          45,245           41,587
                                                                     -----------      -----------
              Total current liabilities ........................         471,067          312,898
Long-term debt .................................................       1,642,076          687,456
Other noncurrent liabilities ...................................          44,585           16,994
                                                                     -----------      -----------
              Total liabilities ................................       2,157,728        1,017,348
                                                                     -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Common stock ..............................................             152              131
     Additional paid-in capital ................................         970,087          551,964
     Retained earnings .........................................         257,825          189,733
     Receivable from stockholder ...............................          (3,276)          (3,276)
     Accumulated other comprehensive income ....................            (828)            (811)
                                                                     -----------      -----------
              Total stockholders' equity .......................       1,223,960          737,741
                                                                     -----------      -----------
              Total liabilities and stockholders' equity .......     $ 3,381,688      $ 1,755,089
                                                                     ===========      ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                           ADDITIONAL                RECEIVABLE
                                                        COMMON STOCK        PAID-IN       RETAINED      FROM
                                                      SHARES     AMOUNT     CAPITAL       EARNINGS   STOCKHOLDER
                                                     --------   -------   -----------   -----------  -----------

Balance at December 31, 1998 ..................       117,860   $   118   $   381,061   $   109,738  $      --
   Net income .................................          --        --            --          30,445         --
   Unrealized losses on investments,
     net of tax ...............................          --        --            --            --           --

   Comprehensive income .......................

   Issuance of stock through employee
     stock purchase plan and stock options ....           399      --           1,548          --           --
                                                     --------   -------   -----------   -----------  -----------
Balance at June 30, 1999 ......................       118,259   $   118   $   382,609   $   140,183  $      --
                                                     ========   =======   ===========   ===========  ===========


Balance at December 31, 1999 ..................       130,660   $   131   $   551,964   $   189,733  $    (3,276)
   Net income .................................          --        --            --          68,092         --
   Unrealized losses on investments,
     net of tax ...............................          --        --            --            --           --

   Comprehensive income .......................

   Issuance of 20.5 million common stock shares
     and 3.9 million common stock warrants ....        20,500        21       409,979          --           --
   Issuance of stock through employee
     stock purchase plan and stock options ....           382      --           4,684          --           --
   Debt conversion ............................           248      --           3,460          --           --
                                                     --------   -------   -----------   -----------  -----------
Balance at June 30, 2000 ......................       151,790   $   152   $   970,087   $   257,825  $    (3,276)
                                                     ========   =======   ===========   ===========  ===========


                                                        ACCUMULATED
                                                           OTHER
                                                       COMPREHENSIVE                COMPREHENSIVE
                                                           INCOME        TOTAL          INCOME
                                                       -------------   ----------   -------------

Balance at December 31, 1998 ..................         $      (556)   $  490,361
   Net income .................................                --          30,445    $    30,445
   Unrealized losses on investments,
     net of tax ...............................                (223)         (223)          (223)
                                                                       ----------    -----------
   Comprehensive income .......................                                      $    30,222
                                                                                     ===========
   Issuance of stock through employee
     stock purchase plan and stock options ....                --           1,548
                                                        -----------    ----------
Balance at June 30, 1999 ......................         $      (779)   $  522,131
                                                        ===========    ==========


Balance at December 31, 1999 ..................         $      (811)   $  737,741
   Net income .................................                --          68,092    $    68,092
   Unrealized losses on investments,
     net of tax ...............................                 (17)          (17)           (17)
                                                                                     -----------
   Comprehensive income .......................                                      $    68,075
                                                                                     ===========
   Issuance of 20.5 million common stock shares
     and 3.9 million common stock warrants ....                --         410,000
   Issuance of stock through employee
     stock purchase plan and stock options ....                --           4,684
   Debt conversion ............................                --           3,460
                                                        -----------    ----------
Balance at June 30, 2000 ......................         $      (828)   $1,223,960
                                                        ===========    ==========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                 ----------------------------
                                                                                                     2000             1999
                                                                                                 -----------      -----------
                                                                                                         (UNAUDITED)
Cash flows from operating activities:
   Net income ..............................................................................     $    68,092      $    30,445
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization .........................................................         130,629           72,989
     Amortization of deferred debt issuance costs ..........................................           2,626            1,369
     Debt conversion expense ...............................................................             272             --
     Provision for excess and obsolete inventory ...........................................           3,500            3,573
     Deferred income taxes .................................................................           1,935            8,069
     Equity in loss of investees ...........................................................           3,035              720
     Loss on sale of fixed assets and investments ..........................................           1,012              864
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable ...................................................................         (38,218)         (54,633)
     Repurchase of accounts receivable under securitization agreement ......................         (71,500)          (2,700)
     Other receivables .....................................................................           2,363          (54,842)
     Inventories ...........................................................................          (2,585)           7,272
     Due to/from affiliates, net ...........................................................           3,947           90,502
     Other current assets ..................................................................         (13,129)            (365)
     Other noncurrent assets ...............................................................         (10,372)         (10,597)
     Accounts payable ......................................................................          62,089           21,299
     Accrued expenses ......................................................................           8,353           (6,597)
     Accrued income taxes ..................................................................           3,658           (9,746)
     Other long-term liabilities ...........................................................           3,473           (4,895)
                                                                                                 -----------      -----------
       Net cash provided by operating activities ...........................................         159,180           92,727
                                                                                                 -----------      -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment ..............................................        (288,837)        (105,400)
   Acquisition of K1, K2 and K3, net of cash acquired ......................................        (924,548)            --
   Investment in ASI .......................................................................        (339,000)            --
   Cash held in escrow to fund ASI investment commitment ...................................        (120,000)            --
   Acquisition of Integra Technologies, LLC, cash held in escrow ...........................          (7,580)            --
   Acquisition of K4 .......................................................................            --           (575,000)
   Proceeds from the sale (purchase) of investments ........................................         136,988         (118,491)
                                                                                                 -----------      -----------
       Net cash used in investing activities ...............................................      (1,542,977)        (798,891)
                                                                                                 -----------      -----------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings .................................           8,574          (12,702)
   Net proceeds from issuance of long-term debt ............................................       1,029,154          604,714
   Payments of long-term debt ..............................................................         (30,386)          (7,430)
   Net proceeds from the issuance of 20.5 million common shares in a private equity offering         410,000             --
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options .......................................................           4,684            1,548
                                                                                                 -----------      -----------
  Net cash provided by financing activities ................................................       1,422,026          586,130
                                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents .......................................          38,229         (120,034)
Cash and cash equivalents, beginning of period .............................................          98,045          227,587
                                                                                                 -----------      -----------
Cash and cash equivalents, end of period ...................................................     $   136,274      $   107,553
                                                                                                 ===========      ===========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest ..............................................................................     $    41,531      $     8,470
     Income taxes ..........................................................................     $     8,255      $    13,568


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements and related disclosures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 1999 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   RISKS AND UNCERTAINTIES

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of both the semiconductor and the personal computer industries, competitive pricing and declines in average selling prices, dependence on our relationship with ASI for all of our wafer fabrication output, reliance on a small group of principal customers, timing and volume of orders relative to the production capacity, availability of manufacturing capacity and fluctuations in manufacturing yields, availability of financing, competition, dependence on international operations and sales, dependence on raw material and equipment suppliers, exchange rate fluctuations, dependence on key personnel, difficulties in managing growth, enforcement of intellectual property rights, environmental regulations and the results of ASI through the equity method of accounting.

3.   RELATIONSHIP WITH ANAM SEMICONDUCTOR INC.

     On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million of the total $459.0 million we committed to invest at that time. We made our second installment of our committed investment on June 30, 2000 in the amount of $30.0 million. We expect to fulfill the remaining equity investment commitment of $120.0 million in two equal installments by August 31, 2000 and October 31, 2000. Included in our June 30, 2000 consolidated balance sheet within noncurrent other assets is a restricted escrow account balance of $120.0 million to fund the remaining two installments of our equity investment commitment. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of new secured bank debt and approximately $103 million from cash on hand.

     As of June 30, 2000, we have invested a total of $380.6 million in ASI. The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of June 30, 2000, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $140.2 million. By October 2000 after we have made our remaining $120.0 million committed investment in ASI and ASI's creditor banks convert an additional 13.2 billion won (approximately $11.7 million) of ASI's debt to equity, we expect our ownership in the outstanding voting stock will be approximately 42%. We will continue to report ASI's results in our financial statements through the equity method of accounting. ASI was released from workout with its Korean creditor banks on July 18, 2000.

     The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date, based on the preliminary estimates of fair value, were $556.5 million and are being amortized on a straight-line basis over a 10 year period. Acquired intangibles include the value of acquired patent rights and of a workforce-in-place. We do not expect that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded as of June 30, 2000.

     Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. We continue to have certain contractual and other business relationships with ASI, primarily our wafer fabrication services supply agreement. Under this supply agreement, we have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services.

     On May 17, 1999, we purchased ASI's packaging and test business known as K4. The purchase price for K4 was $575.0 million in cash plus the assumption of approximately $7.0 million of employee benefit liabilities. The acquisition was accounted for as a purchase. Accordingly, the results of K4 have been included in the accompanying consolidated financial statements since the date of acquisition.

Pro Forma Financial Information for Amkor (unaudited)

     The unaudited pro forma information below assumes that the May 2000 acquisition of K1, K2 and K3 has occurred at the beginning of 2000 and 1999 and the May 1999 acquisition of K4 had occurred at the beginning of 1999. The pro forma adjustments include a provision for amortization of goodwill and other identified intangibles, an adjustment of depreciation expenses related to our estimate of the fair market value of the acquired assets, interest expense on debt issued to finance the acquisitions and income taxes related to the pro forma adjustments. The pro forma results are not necessarily indicative of the results we would actually have achieved if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.


                                                     FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
                                                      (IN THOUSANDS EXCEPT
                                                        PER SHARE AMOUNTS)

Net revenues ..................................     $1,112,068     $  881,123
Income before income taxes and equity in income
   (loss) of investees ........................        105,867         77,191
Net income ....................................         87,890         29,164
Earnings per share:

   Basic net income per common share ..........           0.58           0.21
   Diluted net income per common share ........           0.55           0.21

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the six months ended June 30, 2000 related to our investments in ASI, pro forma net income would have been $82.1 million and pro forma earnings per share on a diluted basis would have been $0.52.

Financial Information for ASI

     The following summary of unaudited consolidated financial information was derived from the consolidated financial statements of ASI, reflecting ASI's packaging and test operations as discontinued operations within their results of operations. Net income includes a $436.8 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                                     THREE MONTHS     SIX MONTHS
                                                        ENDED            ENDED
                                                       JUNE 30,         JUNE 30,
                                                         2000            2000
                                                     ------------     ----------
                                                           (IN THOUSANDS)

SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ...................................      $  78,427       $ 157,596
Loss from continuing operations ................         (5,670)        (19,254)
Net income .....................................        430,964         459,310

                                                                           JUNE 30,      DECEMBER 31,
                                                                            2000            1999
                                                                         -----------     -----------
SUMMARY BALANCE SHEET INFORMATION FOR ASI                                      (IN THOUSANDS)

Cash, including current portion of restricted cash and bank deposits     $   238,087     $   202,969
Property, plant and equipment, net .................................         728,382       1,037,935
Total assets .......................................................       1,167,922       1,487,469
Total debt .........................................................         262,631       1,447,975
Total liabilities ..................................................         565,485       1,785,219
Total stockholders' equity .........................................         602,437        (297,750)


4.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines and Korea. Components of inventories follow:

                                                         JUNE 30,      DECEMBER 31,
                                                           2000            1999
                                                         -------         -------
                                                             (IN THOUSANDS)
Raw materials and purchased components .........         $78,491         $81,379
Work-in-process ................................          14,836          10,086
                                                         -------         -------
                                                         $93,327         $91,465
                                                         =======         =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                          2000           1999
                                                       ----------     ----------
                                                            (IN THOUSANDS)

Land .............................................     $   80,048     $   38,349
Buildings and improvements .......................        431,720        303,077
Machinery and equipment ..........................      1,342,615        883,057
Furniture, fixtures and other equipment ..........         72,419         52,866
Construction in progress .........................         63,184         47,393
                                                       ----------     ----------
                                                        1,989,986      1,324,742
Less -- Accumulated depreciation and amortization         561,799        464,974
                                                       ----------     ----------
                                                       $1,428,187     $  859,768
                                                       ==========     ==========

6.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                           JUNE 30,    DECEMBER 31,
                                                             2000         1999
                                                           --------     --------
                                                              (IN THOUSANDS)

Equity investments under the equity method:
   ASI (ownership of 38% and 18%, respectively) ......     $376,643     $ 39,927
   Other equity investments (20% - 50% owned)
     Taiwan Semiconductor Technology Corporation .....       17,745       18,456
     Other ...........................................          541          860
                                                           --------     --------
       Total equity investments ......................      394,929       59,243
Marketable securities classified as available for sale        4,298        4,429
                                                           --------     --------
                                                           $399,227     $ 63,672
                                                           ========     ========

7.   DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2000             1999
                                                                                -----------      -----------
                                                                                     (IN THOUSANDS)

Short-term borrowings .....................................................     $      --        $     3,386
$900.0 million secured bank facility:
   Term A loan, LIBOR plus 2.75% due March 2005 ...........................         332,500             --
   Term B loan, LIBOR plus 3% due September 2005 ..........................         349,125             --
   $200.0 million revolving line of credit, LIBOR plus 2.75% due March 2005         100,000             --
Senior notes, 9.25%, due May 2006 .........................................         425,000          425,000
Senior subordinated notes, 10.5%, due May 2009 ............................         200,000          200,000
Convertible subordinated notes, 5.75%, due May 2003 .......................          50,191           53,435
Convertible subordinated notes, 5%, due March 2007 ........................         258,750             --
Note payable, interest at bank's prime,
   due in installments with balance due April 2004 ........................            --             11,472
Other, primarily capital lease obligations and other debt .................              89              628
                                                                                -----------      -----------
                                                                                  1,715,655          693,921
Less -- Short-term borrowings and current portion of long-term debt .......         (73,579)          (6,465)
                                                                                -----------      -----------
                                                                                $ 1,642,076      $   687,456
                                                                                ===========      ===========

     In March 2000, we issued $258.8 million of convertible subordinated notes due March 2007. The notes accrue interest at a rate of 5% per annum and are convertible into Amkor common stock at a conversion price of $57.34 per share.

     In May 2000, we incurred $750.0 million of secured bank debt related to our acquisition of K1, K2 and K3 and investment in ASI. The secured bank debt consists of a $900.0 million secured bank facility that includes a $200.0 million revolving credit line and two term loans with interest rates that vary with LIBOR. The secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. Under the terms of the secured bank facility, we are required to make mandatory prepayments out of a portion of any excess cash flow, net proceeds of any asset sales and the net proceeds of any issuance of debt or equity securities, subject to certain exceptions. The bank facility is secured by our domestic assets, certain intercompany loans and our equity investment in ASI and includes financial covenants, as well as covenants restricting our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets.

     In connection with our issuance of the convertible notes due March 2007 and our secured bank facility, we incurred debt issuance costs of $9.3 million and $20.2 million. The debt issuance costs have been deferred over the life of the associated debt and are included, net of amortization, in other noncurrent assets in the consolidated balance sheet.

     In the first half of 2000, we completed an early conversion of convertible subordinated notes. As a result, we exchanged approximately 248,000 shares of our common stock for $3.2 million of the 5.75% convertible subordinated notes due May 2003. The fair value of the shares of common stock issued in the exchanges in excess of the shares required for conversion was $0.3 million, and was expensed during the first half of 2000. This amount is included in other expense in the accompanying consolidated statements of income.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $8.3 million and $5.7 million for the six months ended June 30, 2000 and 1999, respectively, in the accompanying consolidated statements of income.

8.  STOCKHOLDERS' EQUITY

     In May 2000, we issued 20.5 million shares of our common stock in the private equity financing and granted warrants that expire four years from issuance to purchase 3.9 million additional shares of our common stock at $27.50 per share. The fair vale of the stock warrants, based on the Black-Scholes pricing model, is $35.0 million and is included in additional paid-in capital on our June 30, 2000 consolidated balance sheet.

9.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three and six months ended June 30, 2000 and 1999:

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------------------
                                                                2000                                        1999
                                             ------------------------------------------    -----------------------------------------
                                                              WEIGHTED                                     WEIGHTED
                                              EARNINGS     AVERAGE SHARES     PER SHARE     EARNINGS    AVERAGE SHARES     PER SHARE
                                             (NUMERATOR)    (DENOMINATOR)       AMOUNT     (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                             -----------   --------------     ---------    -----------  --------------     ---------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Basic earnings per share .............         $30,936         148,530         $  0.21       $11,520         118,131         $  0.10
Impact of convertible notes ..........             606           3,726                          --              --
Dilutive effect of options
   and warrants ......................            --             5,361                          --               265
                                               -------         -------         -------       -------         -------         -------
Diluted earnings per share ...........         $31,542         157,617         $  0.20       $11,520         118,396         $  0.10
                                               =======         =======         =======       =======         =======         =======


                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------------------
                                                                2000                                        1999
                                             ------------------------------------------    -----------------------------------------
                                                              WEIGHTED                                     WEIGHTED
                                              EARNINGS     AVERAGE SHARES     PER SHARE     EARNINGS    AVERAGE SHARES     PER SHARE
                                             (NUMERATOR)    (DENOMINATOR)       AMOUNT     (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                             -----------   --------------     ---------    -----------  --------------     ---------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic earnings per share .............         $68,092         139,701         $  0.49       $30,445         117,995         $  0.26
Impact of convertible notes ..........           1,190           3,771                          --              --
Dilutive effect of options
   and warrants ......................            --             4,606                          --               294
                                               -------         -------         -------       -------         -------         -------
Diluted earnings per share ...........         $69,282         148,078         $  0.47       $30,445         118,289         $  0.26
                                               =======         =======         =======       =======         =======         =======


10.    SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packing and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and Test Services. Through our three factories located in the Philippines and our four factories located in Korea, we offer a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement. We derive substantially all of these revenues from Texas Instruments. During the six months ended June 30, 2000 and 1999, we derived 15.4% and 16.2%, respectively, of our net revenues from sales to Texas Instruments.

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

                                                   PACKAGING          WAFER
                                                    AND TEST        FABRICATION         OTHER             TOTAL
                                                   ----------        ----------         ------          ----------
                                                                           (IN THOUSANDS)

Three Months Ended June 30, 2000
   Net Revenues ............................       $  462,677        $   84,359        $     --         $  547,036
   Gross Profit ............................          115,864             8,465              --            124,329
   Operating Income ........................           67,621             4,778              --             72,399

Three Months Ended June 30, 1999
   Net Revenues ............................       $  379,899        $   70,026        $     --         $  449,925
   Gross Profit ............................           59,751             7,012              --             66,763
   Operating Income ........................           24,817             4,086              --             28,903

Six Months Ended June 30, 2000
   Net Revenues ............................       $  931,612        $  170,235        $     --         $1,101,847
   Gross Profit ............................          216,204            16,968              --            233,172
   Operating Income ........................          125,439            10,361              --            135,800

Six Months Ended June 30, 1999
   Net Revenues ............................       $  730,419        $  139,463        $     --         $  869,882
   Gross Profit ............................          115,388            13,950              --            129,338
   Operating Income ........................           50,801             8,320              --             59,121

Total Assets
   June 30, 2000 ...........................       $2,781,509        $   37,874        $  562,305       $3,381,688
   December 31, 1999 .......................        1,391,105            37,011           326,973        1,755,089


     The following presents property, plant and equipment, net based on the location of the asset.

                                                     JUNE 30,        DECEMBER 31,
                                                       2000              1999
                                                    ----------        ----------
                                                           (IN THOUSANDS)

Property, Plant and Equipment, net
   United States ...........................        $   66,191        $   48,438
   Philippines .............................           570,023           448,644
   Korea ...................................           791,400           362,144
   Other foreign countries .................               573               542
                                                    ----------        ----------
                                                    $1,428,187        $  859,768
                                                    ==========        ==========

11.    COMMITMENTS AND CONTINGENCIES

     Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations. We are currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We have accrued our estimate of amounts due under this agreement. However, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed the amount accrued by up to $10.7 million.

12.    SUBSEQUENT EVENT

     In July 2000 we completed our acquisition of the net assets of Integra Technologies, LLC which had historical annual sales of $12.5 million. Integra is a provider of production and test services, specializing in the development and conversion of integrated circuit test software for most major automated test platforms. The purchase price was approximately $17.8 million in cash plus the assumption of approximately $1.0 million of liabilities. The acquisition will be accounted for as a purchase in the third quarter of 2000 commencing as of the acquisition date; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including statements regarding: (1) the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance, (5) statements regarding future won/dollar exchange rates, (6) statements regarding the future of our relationship with ASI and (7) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in " Risk Factors that May Affect Future Operating Performance". The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2000 and our liquidity and capital resources. You should read the following discussion in conjunction with and our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

OVERVIEW

     We generate revenues primarily from the sale of semiconductor packaging and test services. Historically we performed these services at our three factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. We also generate revenue by marketing the wafer fabrication services performed by the wafer fabrication facility owned by ASI. With the completion of our acquisition of K1, K2 and K3, we will no longer depend upon ASI for packaging or test services, but we will continue to market ASI's wafer fabrication services.

     Historically, our cost of revenues has consisted principally of: (1) service charges paid to ASI for packaging and test services performed for us,
(2) costs of materials and (3) labor and other costs at our factories. Service charges paid to ASI and our gross margins on sales of services performed by ASI were set in accordance with our supply agreements with ASI, which provided for periodic pricing adjustments based on changes in forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as our mutual long-term strategic interests. Fluctuations in service charges we paid to ASI have historically had a significant effect on our gross margins. In addition, our gross margins on sales of services performed by ASI have generally been lower than our gross margins on sales of services performed by our factories in the Philippines, but we had not previously borne any of ASI's fixed costs. Effective with our May 2000 acquisition of K1, K2 and K3 and May 1999 acquisition of K4, we bear all of the costs associated with these factories, but we no longer pay service charges to ASI for packaging and test services. We will continue to incur costs of direct materials used in packages that we produce for our customers. Because a portion of our costs at our factories in the Philippines and Korea will remain fixed, increases or decreases in capacity utilization rates may continue to have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

     Historically, prices for our packaging and test services and wafer fabrication services have declined over time. Beginning in 1997, a worldwide slowdown in demand for semiconductor devices led to excess capacity and increased competition. As a result, price declines in 1998 accelerated. We have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages. We cannot assure you that we will be able to offset any such price declines in the future. Beginning in the third quarter of 1999, demand for packaging and test services increased significantly, which reduced the decline in average selling prices.

Relationship with ASI

     Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. We continue to have certain contractual and other business relationships with ASI, primarily our wafer fabrication services supply agreement. Under this supply agreement, we have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Currently we own 38% of ASI's outstanding voting stock. We expect to own approximately 42% of ASI's outstanding voting stock by October 2000 after we make our final installments of our $459.0 million equity investment. We expect to make the final $120.0 million investment in ASI in two equal installments by August 31, 2000 and October 31, 2000. Our company and ASI continue to have close ties due to our overlapping ownership and management. We will continue to report ASI's results in our financial statements through the equity method of accounting. ASI was released from workout with its Korean creditor banks on July 18, 2000. For more information concerning our relationship with ASI, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance."

Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

     Historically we were very dependent on ASI's packaging and test operations. Our dependence on ASI has decreased subsequent to our 1999 acquisition of the K4 factory, and now with our most recent acquisition of the K1, K2 and K3 factories. As a result of those acquisitions, net revenues subject to our former supply agreement with ASI for packaging and test services decreased to 13.5% of total packaging and test net revenues for the three months ended June 30, 2000 as compared with 46.7% of total packaging and test net revenues for the three months ended March 31, 2000 and 53.2% for the year ended December 31, 1999. Our acquisition of K1, K2 and K3 was effective May 1, 2000. Because we historically sold substantially all of the output of K1, K2 and K3, there was not and will not be a significant change in our revenues as a result of this acquisition. Our gross profits improved since the cost to operate the factories is less than the payments made to ASI under our previous supply agreement with ASI. For the period under our ownership, K1, K2 and K3 generated a combined gross margin of 29.6% after deducting $9.1 million of amortization of goodwill and acquired intangibles related to the acquisition. This represented an overall improvement in gross profits of an estimated $21 million based on the 12.8% gross margin for the three months ended March 31, 2000 generated under the previous ASI assembly and test supply agreement. We expect our consolidated gross margin to be approximately 25% for the quarter ending September 30, 2000, principally reflecting a full quarter's benefit of this acquisition.

     The favorable increase in gross profits was offset by increased operating expenses related to the operations of K1, K2 and K3. Our interest expense increased by $18.6 million due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI. Additionally, during the quarter ended June 30, 2000 our overall effective tax rate decreased to 15% due to the fact that the profits of K1, K2 and K3 are subject to a tax holiday in Korea. This is a decrease from our effective tax rate of 20% for the three months ended March 31, 2000. The tax holiday applies to 100% of the profits of K1, K2 and K3 for seven years and then to 50% of such profits for three additional years. We expect our overall corporate tax rate to remain at approximately 15% for the foreseeable future.

     Our earnings included equity in income of ASI for the six months ended June 30, 2000 of $6.0 million excluding $8.2 million of amortization of the excess of the cost of our investment in ASI over our share of the underlying net assets. We expect ASI will continue to strengthen as a result of their significantly reduced debt burden and the expansion of their wafer fabrication capacity. Actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in "Risk Factors that May Affect Future Operating Performance".

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                       FOR THE THREE           FOR THE SIX
                                                        MONTHS ENDED           MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ------------------      ------------------
                                                     2000        1999        2000        1999
                                                    ------      ------      ------      ------
                                                       (UNAUDITED)              (UNAUDITED)

Net revenues ..................................      100.0%      100.0%      100.0%      100.0%
Gross profit ..................................       22.7%       14.8%       21.2%       14.9%
Operating income ..............................       13.2%        6.4%       12.3%        6.8%
Income before income taxes and equity in income
   of investees ...............................        7.6%        3.6%        7.8%        5.0%
Net income ....................................        5.7%        2.6%        6.2%        3.6%

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net Revenues. Net revenues increased $97.1 million, or 21.6%, to $547.0 million in the three months ended June 30, 2000 from $449.9 million in the three months ended June 30, 1999. Packaging and test net revenues increased 21.8% to $462.7 million in the three months ended June 30, 2000 from $379.9 million in the three months ended June 30, 1999. For the same three month periods, wafer fabrication net revenues increased to $84.4 million from $70.0 million.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes. Overall unit volume increased approximately 33.7%. Growth in demand for our services was driven by our customers in the PC and telecommunications industries. Particularly strong was the demand for packages used in cellular phones and internet enabling equipment. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. Offsetting the growth in unit volumes and favorable changes in product mix were significant average selling price erosion across all product lines. The average selling price erosion slowed during the second half of 1999 and the first half of 2000 due to increasing product demand. In addition, we believe revenues for the three months ended June 30, 2000 were adversely effected by advanced wafer capacity limitations at some of our customer locations, a wafer production shift by one of our largest customers and the loss of business in our P3 factory due to a laminate contamination issue. We have resolved the laminate contamination issue and are in the process of requalifying all of the affected customers.

     The increase in wafer fabrication net revenues represents the expanded capacity of the wafer fabrication facility from approximately 18,000 wafer starts per month in the three months ended June 30, 1999 compared to approximately 24,000 wafer starts per month in the three months ended June 30, 2000.

     Gross Profit. Gross profit increased $57.6 million, or 86.2%, to $124.3 million, or 22.7% of net revenues, in the three months ended June 30, 2000 from $66.8 million, or 14.8% of net revenues, in the three months ended June 30, 1999.

     Gross margins were positively impacted by:

     - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000;

     - An improvement in gross margin at our test operations in the Philippines; and

     - Increasing unit volumes during the second quarter of 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins.

     The positive impact on gross margins was partially offset by:

     -   Significant average selling price erosion across our product lines; and

     - Capacity expansion in support of the expected demand during the second half of 2000 for our high-end and modules packages utilized in telecommunications products and internet enabling equipment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 34.4%, to $47.1 million, or 8.6% of net revenues, in the three months ended June 30, 2000 from $35.0 million, or 7.8% of net revenues, in the three months ended June 30, 1999. The increase in these costs was due to:

     - Increased headcount and related personnel costs within our marketing, sales, modules and wafer fabrication groups; and

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3.

     Research and Development. Research and development expenses increased $2.0 million, or 71.4%, to $4.9 million, or 0.9% of net revenues, in the three months ended June 30, 2000 from $2.8 million, or 0.6% of net revenues, in the three months ended June 30, 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility and the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction.

     Other (Income) Expense. Other expenses increased $18.0 million, to $30.9 million, or 5.6% of net revenues, in the three months ended June 30, 2000 from $12.9 million, or 2.9% of net revenues, in the three months ended June 30, 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $18.6 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes and $750.0 million of secured bank debt to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI. Additionally, the increased interest expense resulted from having a full quarter of interest expense for the second quarter of 2000 related to the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition. Other expenses were favorably impacted by a savings of $1.1 million in accounts receivable securitization charges as a result of the termination of our accounts receivable securitization agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in the three months ended June 30, 2000 and 1999 was 15.0% and 28.0%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays significantly impacted by the acquisition of K1, K2 and K3. We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net Revenues. Net revenues increased $231.9 million, or 26.7%, to $1,101.8 million in the six months ended June 30, 2000 from $869.9 million in the six months ended June 30, 1999. Packaging and test net revenues increased 27.5% to $931.6 million in the six months ended June 30, 2000 from $730.4 million in the three months ended June 30, 1999. For the same six month periods, wafer fabrication net revenues increased to $170.2 million from $139.5 million.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes. Overall unit volume increased approximately 39.5% from the comparative six month period. Growth in demand for our services was driven by our customers in the PC and telecommunications industries. Particularly strong was the demand for packages used in cellular phones and internet enabling equipment. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. Offsetting the growth in unit volumes and favorable changes in product mix were significant average selling price erosion across all product lines. The average selling price erosion slowed during the second half of 1999 and the first half of 2000 due to increasing product demand. In addition, we believe revenues for the six months ended June 30, 2000 were adversely effected by advanced wafer capacity limitations at some of our customer locations, a wafer production shift by one of our largest customers and the loss of business in our P3 factory due to a laminate contamination issue all of which occurred in the second quarter of 2000. We have resolved the laminate contamination issue and are in the process of requalifying all of the affected customers.

     The increase in wafer fabrication net revenues represents the expanded capacity of the wafer fabrication facility.

     Gross Profit. Gross profit increased $103.9 million, or 80.3%, to $233.2 million, or 21.2% of net revenues, in the six months ended June 30, 2000 from $129.3 million, or 14.9% of net revenues, in the six months ended June 30, 1999.

     Gross margins were positively impacted by:

     - Increasing unit volumes during the first half of 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins;

     - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000 and the benefit of a full six month period of improved margin on revenues from the output of K4 following our May 1999 acquisition of K4;

     - An improvement in gross margin at our test operations in the Philippines; and

     - Change in the contract pricing under our supply agreement with ASI prior to our acquisition of ASI's remaining package and test factories in May 2000.

     The positive impact on gross margins was partially offset by:

     -   Significant average selling price erosion across our product lines; and

     - Capacity expansion in support of the expected demand during the second half of 2000 for our high-end and modules packages utilized in telecommunications products and internet enabling equipment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.0 million, or 36.9%, to $89.1 million, or 8.1% of net revenues, in the six months ended June 30, 2000 from $65.1 million, or 7.5% of net revenues, in the six months ended June 30, 1999. The increase in these costs was due to:

     - Increased headcount and related personnel costs within our marketing, sales, modules and wafer fabrication groups; and

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 as well as K4.

     Research and Development. Research and development expenses increased $3.1 million, or 61.8%, to $8.2 million, or 0.7% of net revenues, in the six months ended June 30, 2000 from $5.1 million, or 0.6% of net revenues, in the six months ended June 30, 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility and the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction.

     Other (Income) Expense. Other expenses increased $33.0 million, to $49.5 million, or 4.5% of net revenues, in the six months ended June 30, 2000 from $16.5 million, or 1.9% of net revenues, in the six months ended June 30, 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $32.4 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes and $750.0 million of secured bank debt to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI. Additionally, the increased interest expense resulted from having a full six months of interest expense in 2000 related to the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition. Other expenses were favorably impacted by a savings of $1.1 million in accounts receivable securitization charges as a result of the termination of the agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in the six months ended June 30, 2000 and 1999 was 17.6% and 28.6%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays significantly impacted by the acquisition of K1, K2 and K3. We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to our acquisitions and investments.

     In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million, We committed to invest $459.0 million in total. We made our second installment of our committed investment on June 30, 2000 in the amount of $30.0 million. We expect to make the remaining equity investment of $120.0 million in two equal installments by August 31, 2000 and October 31, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million of cash on hand. The new secured bank debt consists of a new $900.0 million secured bank facility that includes a $200.0 million revolving credit line. As of June 30, 2000, $100.0 million was available under the revolving credit line. The new secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. In conjunction with the private equity financing, we issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase
3.9 million additional shares of our common stock at $27.50 per share.

     In connection with the new secured bank debt, we terminated a trade receivables securitization agreement and repaid $71.5 million due under this facility. The securitization agreement represented a commitment by a commercial financial institution to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables. In addition, we repaid $11.4 million of additional secured term loans.

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

     We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we have constructed our P3 and P4 facilities, added capacity in our other factories in the Philippines and constructed a new research and development facility in the U.S. During the six months ended June 30, 2000 and 1999, we made capital expenditures of $288.8 million and $105.4 million, respectively. We intend to spend approximately $500 million in total capital expenditures in 2000 primarily for the expansion of our factories. We believe the increase in capital expenditures is necessary to expand our capacity to meet the growth in demand we expect in 2000 and 2001.

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

     Net cash provided by operating activities in the six months ended June 30, 2000 and 1999 was $159.2 million and $92.7 million, respectively. Net cash used in investing activities in the six months ended June 30, 2000 and 1999 was $1,543.0 million and $798.9 million, respectively. Net cash provided by financing activities in the six months ended June 30, 2000 and 1999 was $1,422.0 million and $586.1 million, respectively.

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

   We now have a significant amount of indebtedness, which increased substantially in connection with our acquisition of K1, K2 and K3 and our investment in ASI. Our indebtedness increased after the incurrence of approximately $750.0 million of new secured bank debt, which was drawn from a $900.0 million facility of which $200.0 million is a revolving credit facility and $258.8 million of convertible subordinated notes to fund the acquisition and investment.

   Covenants in the agreements governing the new secured bank debt, our existing senior notes and senior subordinated notes and any future indebtedness may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

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

RELATIONSHIP WITH ASI

We report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer.

   With our $459.0 million additional investment in ASI and the conversion of 150 billion won (approximately $132.0 million) of ASI's debt to equity by ASI's creditor banks, we expect to own approximately 42% of ASI's outstanding voting stock. Accordingly, we will continue to report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. ASI was released from workout with its Korean creditor banks on July 18, 2000.

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

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

   We depend on a small group of customers for a substantial portion of our revenues. During the three months ended June 30, 2000 and 1999, we derived 24.9% and 32.0%, respectively, of our net revenues from sales to five packaging and test customers, with 7.0% and 14.9% of our net revenues, respectively, derived from sales to Intel Corporation. In addition, during the three months ended June 30, 2000 and 1999, we derived 15.4% and 15.6%, respectively, of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

   As of July 31, 2000, we hold 73 U.S. patents, and we also have 150 pending patents and are preparing an additional 45 patent applications for filing. In addition to the U.S. patents we hold 333 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

   As of August 1, 2000 subsequent to the completion of our private equity offering, Mr. James Kim and members of his family beneficially owned approximately 51% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters could include:

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

   At June 30, 2000, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at June 30, 2000, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $2 million, in peso-based net assets.

   At June 30, 2000, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at June 30, 2000, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $3 million, in won-based net assets.

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

   The table below presents the interest rates, maturity dates, principal cash flows and fair value of our fixed rate debt as of June 30, 2000.

                                                FIXED INTEREST
                                            DEBT     MATURITY DATE      PRINCIPAL     FAIR VALUE
                                            ----     -------------      ---------     ----------
                                                               (IN THOUSANDS)

Convertible Notes...................        5.75%        May 2003      $   50,191     $  131,300
Senior Notes........................        9.25%        May 2006      $  425,000     $  418,625
Convertible Notes...................        5.00%        May 2007      $  258,750     $  237,080
Senior Subordinated Notes...........        10.5%        May 2009      $  200,000     $  201,000

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April and May, 2000 we raised an aggregate of $410 million in equity financing through the sale to a group of private investors an aggregate of 20,500,000 shares of our common stock at a price of $20.00 per share. In addition, we issued these investors four-year warrants for an aggregate of 3.895 million shares of common stock with a strike price of $27.50 per share. The common stock and warrants were issued in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended. We used the net proceeds from this financing to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   In connection with our acquisition of the packaging and test business of Anam Semiconductor, Inc. ("ASI") and an investment in ASI (the "Acquisition Transactions"), pursuant to a written consent of stockholders in lieu of a special meeting effective as of April 17, 2000, our stockholders approved the following: (1) the issuance of up to approximately 4,512,560 shares of common stock upon conversion of $258.75 million of the 5% convertible subordinated notes due 2007 sold by us on March 22, 2000 in a private transaction; (2) the sale of an aggregate of 20,500,000 shares of common stock and warrants for 3,895,000 shares of common stock in a private transaction we completed in connection with the Acquisition Transactions; and (3) other equity financings, pursuant to which the Company would issue common stock or securities convertible into common stock which, when combined with the common stock to be issued pursuant to (1) and (2) above, would in the aggregate exceed 20% of the outstanding common stock of the Company as of April 12, 2000. Stockholders holding an aggregate of 73,425,953 shares, representing 56% of our outstanding voting stock as of April 12, 2000 voted to approve the foregoing. We did not solicit written consents from any other stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

  EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBIT
  ------     ----------------------
     27.1    Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

    We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended June 30, 2000:

    Current Report on Form 8-K dated May 2, 2000 (filed May 12, 2000) related to the acquisition of K1, K2 and K3 and our investment in Anam Semiconductor, Inc. and the financing transactions related to the acquisition and investment.

    Current Report on Form 8-K dated May 2, 2000 (filed June 19, 2000) related to the acquisition of K1, K2 and K3 and our investment in Anam Semiconductor, Inc. and the financing transactions related to the acquisition and investment.

    Current Report on Form 8-K dated June 27, 2000 (filed June 30, 2000) related to a press release dated June 27, 2000 announcing our preliminary financial results for the second quarter ending June 30, 2000 and our outlook for the fiscal year ending December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              AMKOR TECHNOLOGY, INC.

                              By:  /s/ KENNETH T. JOYCE
                                   --------------------------------------
                                   Kenneth T. Joyce
                                   Chief Financial Officer
                                   (Principal Financial, Chief Accounting
                                   Officer and Duly Authorized Officer)

                              Date:  August 14, 2000