Form 10-Q
period 2000-09-30
AMKOR TECHNOLOGY INC
filed 2000-11-14
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]


          The number of outstanding shares of the registrant's Common Stock as of November 6, 2000 was 152,039,368.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------      ----------------------------
                                                          2000            1999             2000             1999
                                                      -----------      -----------      -----------      -----------
                                                               (UNAUDITED)                       (UNAUDITED)

Net revenues ....................................     $   648,576      $   501,816      $ 1,750,423      $ 1,371,698

Cost of revenues -- including purchases from ASI          469,518          396,532        1,316,739        1,132,450
Amortization of goodwill and acquired intangibles          20,179            7,795           41,633           12,421
                                                      -----------      -----------      -----------      -----------
     Total cost of revenues .....................         489,697          404,327        1,358,372        1,144,871
                                                      -----------      -----------      -----------      -----------
Gross profit ....................................         158,879           97,489          392,051          226,827
                                                      -----------      -----------      -----------      -----------

Operating expenses:
     Selling, general and administrative ........          50,257           40,376          139,386          105,499
     Research and development ...................           8,838            2,990           17,081            8,084
                                                      -----------      -----------      -----------      -----------
         Total operating expenses ...............          59,095           43,366          156,467          113,583
                                                      -----------      -----------      -----------      -----------
Operating income ................................          99,784           54,123          235,584          113,244
                                                      -----------      -----------      -----------      -----------

Other expense (income):
     Interest expense, net ......................          36,787           16,995           81,644           29,429
     Foreign currency loss (gain) ...............           2,015             (253)           4,607              151
     Other expense (income), net ................            (613)           2,597            1,425            6,225
                                                      -----------      -----------      -----------      -----------
         Total other expense ....................          38,189           19,339           87,676           35,805
                                                      -----------      -----------      -----------      -----------
Income before income taxes and equity in loss
     of investees ...............................          61,595           34,784          147,908           77,439
Provision for income taxes ......................           9,239            8,696           24,425           20,906
Equity in loss of investees .....................          (7,185)              --          (10,220)              --
                                                      -----------      -----------      -----------      -----------
Net income ......................................     $    45,171      $    26,088      $   113,263      $    56,533
                                                      ===========      ===========      ===========      ===========

Per Share Data:
     Basic net income per common share ..........     $      0.30      $      0.22      $      0.79      $      0.48
                                                      ===========      ===========      ===========      ===========

     Diluted net income per common share ........     $      0.28      $      0.21      $      0.75      $      0.47
                                                      ===========      ===========      ===========      ===========

     Shares used in computing basic net income
       per common share .........................         151,831          118,276          143,744          118,090
                                                      ===========      ===========      ===========      ===========

     Shares used in computing diluted net income
       per common share .........................         158,833          135,626          151,663          134,079
                                                      ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements

                             AMKOR TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2000              1999
                                                                     -----------      -----------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................     $   108,865      $    98,045
     Short-term investments ....................................              --          136,595
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $2,443         311,612          157,281
         Due from affiliates ...................................           1,540            6,278
         Other .................................................           8,208            6,469
     Inventories ...............................................         103,695           91,465
     Other current assets ......................................          29,185           11,117
                                                                     -----------      -----------
              Total current assets .............................         563,105          507,250
                                                                     -----------      -----------
Property, plant and equipment, net .............................       1,481,196          859,768
                                                                     -----------      -----------
Investments ....................................................         452,022           63,672
                                                                     -----------      -----------
Other assets:
     Due from affiliates .......................................          25,657           27,858
     Goodwill and acquired intangibles .........................         747,186          232,350
     Other .....................................................         165,169           64,191
                                                                     -----------      -----------
              Total other assets ...............................         938,012          324,399
                                                                     -----------      -----------
              Total assets .....................................     $ 3,434,335      $ 1,755,089
                                                                     ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft ............................................     $    25,049      $    16,209
     Short-term borrowings and current portion of long-term debt          73,669            6,465
     Trade accounts payable ....................................         166,050          122,147
     Due to affiliates .........................................          37,014           37,913
     Accrued expenses ..........................................         142,206           88,577
     Accrued income taxes ......................................          44,267           41,587
                                                                     -----------      -----------
              Total current liabilities ........................         488,255          312,898
Long-term debt .................................................       1,623,933          687,456
Other noncurrent liabilities ...................................          52,350           16,994
                                                                     -----------      -----------
              Total liabilities ................................       2,164,538        1,017,348
                                                                     -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Common stock ..............................................             152              131
     Additional paid-in capital ................................         970,880          551,964
     Retained earnings .........................................         302,996          189,733
     Receivable from stockholder ...............................          (3,276)          (3,276)
     Accumulated other comprehensive income ....................            (955)            (811)
                                                                     -----------      -----------
              Total stockholders' equity .......................       1,269,797          737,741
                                                                     -----------      -----------
              Total liabilities and stockholders' equity .......     $ 3,434,335      $ 1,755,089
                                                                     ===========      ===========



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                       ADDITIONAL            RECEIVABLE      OTHER
                                        COMMON STOCK    PAID-IN    RETAINED     FROM      COMPREHENSIVE              COMPREHENSIVE
                                       SHARES  AMOUNT   CAPITAL    EARNINGS  STOCKHOLDER     INCOME        TOTAL         INCOME
                                       ------  ------   -------    --------  -----------     ------        -----         ------

Balance at December 31, 1998 ........  117,860  $118    $381,061   $109,738   $      --     $   (556)    $  490,361
   Net income .......................       --    --          --     56,533          --           --         56,533   $    56,533
   Unrealized losses on investments,
     net of tax .....................       --    --          --         --          --         (298)          (298)         (298)
                                                                                                                      -----------
   Comprehensive income .............                                                                                 $    56,235
                                                                                                                      ===========
   Issuance of stock through
     employee stock purchase plan and
     stock options ..................      419    --       1,721         --          --           --          1,721
                                       -------  ----    --------   --------   ---------     --------     ----------
Balance at September 30, 1999 .......  118,279  $118    $382,782   $166,271   $      --     $   (854)    $  548,317
                                       =======  ====    ========   ========   =========     ========     ==========


Balance at December 31, 1999 ........  130,660  $131    $551,964   $189,733   $  (3,276)    $   (811)    $  737,741
   Net income .......................       --    --          --    113,263          --           --        113,263     $   113,263
   Unrealized losses on investments,
     net of tax .....................       --    --          --         --          --         (144)          (144)           (144)
                                                                                                                        -----------
   Comprehensive income .............                                                                                   $   113,119
                                                                                                                        ===========
   Issuance of 20.5 million common
     stock shares and 3.9 million
     common stock warrants ..........   20,500    21     409,979         --          --           --        410,000
   Issuance of stock through employee
     stock purchase plan and stock
     options ........................      445    --       5,477         --          --           --          5,477
   Debt conversion ..................      248    --       3,460         --          --           --          3,460
                                       -------  ----    --------   --------   ---------     --------     ----------
Balance at September 30, 2000 .......  151,853  $152    $970,880   $302,996   $  (3,276)    $   (955)    $1,269,797
                                       =======  ====    ========   ========   =========     ========     ==========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -------------------------
                                                                                2000            1999
                                                                             -----------     ---------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
   Net income ...........................................................    $   113,263     $  56,533
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ......................................        227,075       123,698
     Amortization of deferred debt issuance costs .......................          4,814         2,513
     Debt conversion expense ............................................            272            --
     Provision for excess and obsolete inventory ........................          3,500         3,573
     Deferred income taxes ..............................................          3,353         9,684
     Equity in loss of investees ........................................         10,220         1,340
     Loss on sale of fixed assets and investments .......................          1,355         1,788
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable ................................................        (82,628)      (53,150)
     Repurchase of accounts receivable under securitization agreement ...        (71,500)       (2,700)
     Other receivables ..................................................          1,141         1,981
     Inventories ........................................................        (12,453)        3,751
     Due to/from affiliates, net ........................................          6,040        38,345
     Other current assets ...............................................        (19,237)         (531)
     Other noncurrent assets ............................................         (9,766)      (10,483)
     Accounts payable ...................................................         45,956        29,515
     Accrued expenses ...................................................         45,414        21,152
     Accrued income taxes ...............................................          2,680        (2,765)
     Other long-term liabilities ........................................         10,462        (4,287)
                                                                             -----------     ---------
       Net cash provided by operating activities ........................        279,961       219,957
                                                                             -----------     ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ...........................       (402,317)     (175,806)
   Acquisition of K1, K2 and K3, net of cash acquired ...................       (927,290)           --
   Investment in ASI ....................................................       (399,000)           --
   Cash held in escrow to fund ASI investment commitment ................        (60,000)           --
   Acquisition of Integra Technologies, LLC .............................        (17,702)           --
   Acquisition of K4 ....................................................             --      (575,000)
   Acquisition of AAPMC .................................................             --        (2,109)
   Proceeds from the sale (purchase) of investments .....................        136,881      (204,774)
                                                                             -----------     ---------
       Net cash used in investing activities ............................     (1,669,428)     (957,689)
                                                                             -----------     ---------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ..............          5,376        (5,259)
   Net proceeds from issuance of long-term debt .........................      1,028,203       603,569
   Payments of long-term debt ...........................................        (48,769)       (7,865)
   Net proceeds from the issuance of 20.5 million common
     shares in a private equity offering ................................        410,000            --
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options ....................................          5,477         1,621
                                                                             -----------     ---------
        Net cash provided by financing activities .......................      1,400,287       592,066
                                                                             -----------     ---------


Net increase (decrease) in cash and cash equivalents ....................         10,820      (145,666)
Cash and cash equivalents, beginning of period ..........................         98,045       227,587
                                                                             -----------     ---------
Cash and cash equivalents, end of period ................................    $   108,865     $  81,921
                                                                             ===========     =========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest ...........................................................    $    66,396     $   9,675
     Income taxes .......................................................    $    17,533     $  13,666

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements and related disclosures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 1999 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


3.   RELATIONSHIP WITH ANAM SEMICONDUCTOR INC.

     On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3, for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million of the total $459.0 million we committed to invest at that time. We fulfilled the remaining equity investment commitment of $150.0 million in three installments of which $30.0 million was invested on June 30, 2000, $60.0 million was invested on August 30, 2000 and $60.0 million was invested on October 27, 2000. Included in our September 30, 2000 consolidated balance sheet within noncurrent other assets is a restricted escrow account balance of $60.0 million that was used to fund in October 2000 the final installment of our equity investment commitment. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of new secured bank debt and approximately $103 million from cash on hand.

     As of September 30, 2000, we have invested a total of $440.6 million in ASI. The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of September 30, 2000, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $168.4 million. With the fulfillment of our investment commitment in ASI and ASI's creditor banks conversion of an additional 13.2 billion won (approximately $11.7 million) of ASI's debt to equity, we owned as of October 31, 2000 42% of the outstanding voting stock of ASI. We will continue to report ASI's results in our financial statements through the equity method of accounting. ASI was released from workout with its Korean creditor banks on July 18, 2000.

     The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $547.0 million and are being amortized on a straight-line basis over a 10 year period. Acquired intangibles include the value of acquired patent rights and of a workforce-in-place.

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

Pro Forma Financial Information for Amkor (unaudited)

     The unaudited pro forma information below assumes that the May 2000 acquisition of K1, K2 and K3 occurred at the beginning of 2000 and 1999 and the May 1999 acquisition of K4 had occurred at the beginning of 1999. The pro forma adjustments include a provision for amortization of goodwill and other identified intangibles, an adjustment of depreciation expense based on the fair market value of the acquired assets, interest expense on debt issued to finance the acquisitions and income taxes related to the pro forma adjustments. The pro forma results are not necessarily indicative of the results we would actually have achieved if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                         FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     --------------------------------
                                                        2000                  1999
                                                     ----------            ----------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net revenues ..................................      $1,760,644            $1,390,498
Income before income taxes and equity in income
   (loss) of investees ........................         167,462                82,208
Net income ....................................         133,061                67,320
Earnings per share:
   Basic net income per common share ..........            0.84                  0.49
   Diluted net income per common share ........            0.81                  0.48

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the nine months ended September 30, 2000 related to our investments in ASI, pro forma net income would have been $124.5 million and pro forma earnings per share on a diluted basis would have been $0.76.

Financial Information for ASI

     The following summary of unaudited consolidated financial information was derived from the consolidated financial statements of ASI, reflecting ASI's packaging and test operations as discontinued operations within their results of operations. ASI's net income for the nine months ended September 30, 2000 includes a $436.8 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                      2000                  2000
                                                    ---------            ---------
                                                            (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ...............................        $  90,342            $ 247,938
Income (loss) from continuing operations ...            2,043              (17,211)
Net income .................................            2,043              461,353

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2000              1999
                                                                          -----------      -----------
                                                                                 (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including current portion of restricted cash and bank deposits      $   179,026      $   202,969
Property, plant and equipment, net .................................          773,710        1,037,935
Total assets .......................................................        1,182,906        1,487,469
Total debt .........................................................          216,954        1,447,975
Total liabilities ..................................................          485,555        1,785,219
Total stockholders' equity .........................................          697,351         (297,750)

4.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines and Korea. Components of inventories follow:


                                          SEPTEMBER 30,    DECEMBER 31,
                                              2000            1999
                                            --------        --------
                                                 (IN THOUSANDS)
Raw materials and purchased components      $ 91,288        $ 81,379
Work-in-progess ......................        12,407          10,086
                                            --------        --------
                                            $103,695        $ 91,465
                                            ========        ========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                      SEPTEMBER 30,      DECEMBER 31,
                                                          2000              1999
                                                       -----------       -----------
                                                              (IN THOUSANDS)
Land ............................................      $    80,593       $    38,349
Buildings and improvements ......................          436,700           303,077
Machinery and equipment .........................        1,450,649           883,057
Furniture, fixtures and other equipment .........           77,959            52,866
Construction in progress ........................           68,988            47,393
                                                       -----------       -----------
                                                         2,114,889         1,324,742
Less -- Accumulated depreciation and amortization         (633,693)         (464,974)
                                                       -----------       -----------
                                                       $ 1,481,196       $   859,768
                                                       ===========       ===========

6.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999
                                                            --------         --------
                                                                  (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 40% and 18%, respectively) ......      $429,907         $ 39,927
   Other equity investments (20% - 50% owned)
     Taiwan Semiconductor Technology Corporation .....        17,341           18,456
     Other ...........................................           596              860
                                                            --------         --------
       Total equity investments ......................       447,844           59,243
Marketable securities classified as available for sale         4,178            4,429
                                                            --------         --------
                                                            $452,022         $ 63,672
                                                            ========         ========

7.   DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2000              1999
                                                                                 -----------       -----------
                                                                                         (IN THOUSANDS)
Short-term borrowings .....................................................      $        --       $     3,386
$900.0 million secured bank facility:
   Term A loan, LIBOR plus 2.75% due March 2005 ...........................          315,000                --
   Term B loan, LIBOR plus 3% due September 2005 ..........................          348,250                --
   $200.0 million revolving line of credit, LIBOR plus 2.75% due March 2005          100,000                --
Senior notes, 9.25%, due May 2006 .........................................          425,000           425,000
Senior subordinated notes, 10.5%, due May 2009 ............................          200,000           200,000
Convertible subordinated notes, 5.75%, due May 2003 .......................           50,191            53,435
Convertible subordinated notes, 5%, due March 2007 ........................          258,750                --
Note payable, interest at bank's prime,
   due in installments with balance due April 2004 ........................               --            11,472
Other, primarily capital lease obligations and other debt .................              411               628
                                                                                 -----------       -----------
                                                                                   1,697,602           693,921
Less -- Short-term borrowings and current portion of long-term debt .......          (73,669)           (6,465)
                                                                                 -----------       -----------
                                                                                 $ 1,623,933       $   687,456
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

     During the nine months ended September 30, 2000, we completed an early conversion of convertible subordinated notes. As a result, we exchanged approximately 248,000 shares of our common stock for $3.2 million of the 5.75% convertible subordinated notes due May 2003. The fair value of the shares of common stock issued in the exchanges in excess of the shares required for conversion was $0.3 million, and was expensed during the nine months ended September 20, 2000. This amount is included in other expense in the accompanying consolidated statements of income.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $11.9 million and $8.9 million for the nine months ended September 30, 2000 and 1999, respectively, in the accompanying consolidated statements of income.


8.   STOCKHOLDERS' EQUITY

     In May 2000, we issued 20.5 million shares of our common stock in the private equity financing and granted warrants that expire four years from issuance to purchase 3.9 million additional shares of our common stock at $27.50 per share. The fair value of the stock warrants, based on the Black-Scholes pricing model, is $35.0 million and is included in additional paid-in capital on our September 30, 2000 consolidated balance sheet.

9.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three and nine months ended September 30, 2000 and 1999:

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------------------------------------------------
                                              2000                                         1999
                               ----------------------------------------    ----------------------------------------
                                                WEIGHTED                                    WEIGHTED
                                EARNINGS     AVERAGE SHARES   PER SHARE     EARNINGS     AVERAGE SHARES   PER SHARE
                               (NUMERATOR)   (DENOMINATOR)     AMOUNT      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                               -----------   -------------     ------      -----------   -------------      ------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic earnings per share ..      $45,171        151,831       $    0.30      $26,088        118,276       $    0.22
Impact of convertible notes          612          3,718                        2,225         15,326
Dilutive effect of options
   and warrants ...........           --          3,284                           --          2,024
                                 -------        -------       ---------      -------        -------       ---------
Diluted earnings per share       $45,783        158,833       $    0.28      $28,313        135,626       $    0.21
                                 =======        =======       =========      =======        =======       =========


                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------------------------------------------------
                                                  2000                                         1999
                                 ----------------------------------------   ----------------------------------------
                                                  WEIGHTED                                   WEIGHTED
                                  EARNINGS     AVERAGE SHARES   PER SHARE    EARNINGS     AVERAGE SHARES   PER SHARE
                                 (NUMERATOR)    (DENOMINATOR)    AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                 -----------    -------------    ------     -----------    -------------     ------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Basic earnings per share ..        $113,263         143,744     $    0.79     $ 56,533         118,090     $    0.48
Impact of convertible notes           1,802           3,753                      6,474          15,331
Dilutive effect of options
   and warrants ...........              --           4,166                         --             658
                                   --------        --------     ---------     --------        --------     ---------
Diluted earnings per share         $115,065         151,663     $    0.75     $ 63,007         134,079     $    0.47
                                   ========        ========     =========     ========        ========     =========


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

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement. We derive substantially all of these revenues from Texas Instruments. Wafer fabrication and packaging and test services provided to Texas Instruments accounted for 14.3% and 16.7% of our total net revenues for the nine months ended September 30, 2000 and 1999, respectively.

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

                                            PACKAGING        WAFER
                                            AND TEST       FABRICATION       OTHER            TOTAL
                                           ----------      -----------     ----------      ----------
                                                                 (IN THOUSANDS)
Three Months Ended September 30, 2000
   Net Revenues .....................      $  548,873      $   99,703      $       --      $  648,576
   Gross Profit .....................         148,863          10,016              --         158,879
   Operating Income .................          93,271           6,513              --          99,784

Three Months Ended September 30, 1999
   Net Revenues .....................      $  429,687      $   72,129      $       --      $  501,816
   Gross Profit .....................          90,276           7,213              --          97,489
   Operating Income .................          49,489           4,634              --          54,123

Nine Months Ended September 30, 2000
   Net Revenues .....................      $1,480,485      $  269,938      $       --      $1,750,423
   Gross Profit .....................         365,067          26,984              --         392,051
   Operating Income .................         218,710          16,874              --         235,584

Nine Months Ended September 30, 1999
   Net Revenues .....................      $1,160,106      $  211,592      $       --      $1,371,698
   Gross Profit .....................         205,664          21,163              --         226,827
   Operating Income .................         100,290          12,954              --         113,244

Total Assets
   September 30, 2000 ...............      $2,807,368      $   44,907      $  582,060      $3,434,335
   December 31, 1999 ................       1,391,105          37,011         326,973       1,755,089

     The following presents property, plant and equipment, net based on the location of the asset.

                                       SEPTEMBER 30,   DECEMBER 31,
                                           2000            1999
                                        ----------      ----------
                                               (IN THOUSANDS)
Property, Plant and Equipment, net
   United States .................      $   77,982      $   48,438
   Philippines ...................         580,282         448,644
   Korea .........................         822,376         362,144
   Other foreign countries .......             556             542
                                        ----------      ----------
                                        $1,481,196      $  859,768
                                        ==========      ==========

11.  COMMITMENTS AND CONTINGENCIES

     Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations. We are currently engaged in negotiations regarding amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We have accrued our estimate of amounts due under this agreement. However, depending on the results of the negotiations, the ultimate amount payable could be less than the amount accrued or exceed the amount accrued by up to $12.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including statements regarding: (1) the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates,
(4) our belief as to our future operating performance, (5) statements regarding future won/dollar exchange rates, (6) statements regarding the future of our relationship with ASI and (7) other statements that are not historical facts. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance". The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2000 and our liquidity and capital resources. You should read the following discussion in conjunction with and our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

OVERVIEW

     We generate revenues primarily from the sale of semiconductor packaging and test services. Historically we performed these services at our three factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. We also generate revenue by marketing the wafer fabrication services performed by the wafer fabrication facility owned by ASI. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, but we continue to market ASI's wafer fabrication services.

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

Relationship with ASI

     Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. We continue to have certain contractual and other business relationships with ASI, primarily our wafer fabrication services supply agreement. Under this supply agreement, we have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Currently we own 42% of ASI's outstanding voting stock. Our company and ASI continue to have close ties due to our overlapping ownership and management. We will continue to report ASI's results in our financial statements through the equity method of accounting. ASI was released from workout with its Korean creditor banks on July 18, 2000. For more information concerning our relationship with ASI, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance."

Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

     Historically we were very dependent on ASI's packaging and test operations. Our dependence on ASI has decreased subsequent to our 1999 acquisition of the K4 factory, and now with our most recent acquisition of the K1, K2 and K3 factories. Our acquisition of K1, K2 and K3 was effective May 1, 2000. Because we historically sold substantially all of the output of K1, K2 and K3, there was not and will not be a significant change in our revenues as a result of this acquisition. Our gross profits improved since the cost to operate the factories is less than the payments made to ASI under our previous supply agreement with ASI. For the period under our ownership, K1, K2 and K3 generated a combined gross margin comparable to other company owned factories. This represented a significant overall improvement in gross margins as compared with the historical gross margins of approximately 11% generated under the previous ASI assembly and test supply agreement.

     The favorable increase in gross profits was offset by increased operating expenses related to the operations of K1, K2 and K3. Our interest expense increased due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI.

     Our overall effective tax rate decreased to 15% due to the 100% tax holiday that applies for seven years and then to 50% tax holiday for three additional years. We expect our overall corporate tax rate to remain at approximately 15% for the foreseeable future.

     Our earnings included equity in income of ASI for the nine months ended September 30, 2000 of $7.0 million excluding $16.1 million of amortization of the excess of the cost of our investment in ASI over our share of the underlying net assets. We expect ASI will continue to strengthen as a result of their significantly reduced debt burden and the expansion of their wafer fabrication capacity.

     Actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in "Risk Factors that May Affect Future Operating Performance".

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------             -----------------
                                                        2000        1999              2000        1999
                                                       -----       -----             -----       -----
                                                          (UNAUDITED)                   (UNAUDITED)
Net revenues ..................................        100.0%      100.0%            100.0%      100.0%
Gross profit ..................................         24.5        19.4%             22.4        16.5%
Operating income ..............................         15.4        10.8%             13.5         8.3%
Income before income taxes and equity in income
   of investees ...............................          9.5         6.9%              8.4         5.6%
Net income ....................................          7.0         5.2%              6.5         4.1%

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net Revenues. Net revenues increased $146.8 million, or 29.2%, to $648.6 million in the three months ended September 30, 2000 from $501.8 million in the three months ended September 30, 1999. Packaging and test net revenues increased 27.7% to $548.9 million in the three months ended September 30, 2000 from $429.7 million in the three months ended September 30, 1999. For the same three month periods, wafer fabrication net revenues increased to $99.7 million from $72.1 million.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes. Overall unit volume increased approximately 33.2% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This overall unit volume increase was driven by a 45.7% unit volume increase in advanced and laminate packages as a result of a broad based demand for such packages. During the same time periods, unit volumes in our traditional lead frame business increased 22.5%. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. Offsetting the growth in unit volumes and favorable changes in product mix were significant average selling price erosion across all product lines.

     The increase in wafer fabrication net revenues represents the expanded capacity of the wafer fabrication facility from approximately 22,000 wafer starts per month in the three months ended September 30, 1999 compared to approximately 24,000 wafer starts per month in the three months ended September 30, 2000.

     Gross Profit. Gross profit increased $61.4 million, or 63.0%, to $158.9 million, or 24.5% of net revenues, in the three months ended September 30, 2000 from $97.5 million, or 19.4% of net revenues, in the three months ended September 30, 1999.

     Gross margins were positively impacted by:

     - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000;

     - An improvement in gross margin at our test operations in the Philippines due to a change in test service mix which resulted in an increased revenue per unit tested; and

     - Increasing unit volumes during the third quarter of 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins.

     The positive impact on gross margins was partially offset by:

     -    Significant average selling price erosion across our product lines;
          and

     - Significant levels of capacity expansion and new product line introductions in the Philippines and Korea that have a tendency to lower the gross margins until a base level of customers are qualified.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.9 million, or 24.5%, to $50.3 million, or 7.7% of net revenues, in the three months ended September 30, 2000 from $40.4 million, or 8.0% of net revenues, in the three months ended September 30, 1999. The increase in these costs was due to:

     - Increased headcount and related personnel costs within our sales, engineering support and System-in-Package groups; and

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3.

     Research and Development. Research and development expenses increased $5.8 million to $8.8 million, or 1.4% of net revenues, in the three months ended September 30, 2000 from $3.0 million, or 0.6% of net revenues, in the three months ended September 30, 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility and the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers needs for smaller packages and increased functionality. We continue to invest research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Other (Income) Expense. Other expenses increased $18.9 million, to $38.2 million, or 5.9% of net revenues, in the three months ended September 30, 2000 from $19.3 million, or 3.9% of net revenues, in the three months ended September 30, 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $19.8 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes and $750.0 million of secured bank debt to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and an additional draw of $50.0 million from the revolving credit line. Other expenses were favorably impacted by a savings of $1.1 million in accounts receivable securitization charges as a result of the termination of our accounts receivable securitization agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in the three months ended September 30, 2000 and 1999 was 15.0% and 25.0%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays significantly impacted by the acquisition of K1, K2 and K3. We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

     Equity in Loss of Investees. Our earnings included equity in income of ASI for the three months ended September 30, 2000 of $0.8 million excluding the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $7.5 million. Our investment in ASI increased to 40.2% as of September 30, 2000 from 38.0% as of May 2000. Total ASI revenue for the three months ended September 30, 2000 was $90.3 million. ASI's gross profit for the three months ended September 30, 2000 were $9.5 million or a gross margin of 10.5%. Total operating expenses for the three months ended September 30, 2000 were $5.7 million or 6.3% of revenues. ASI's results are impacted by the additional capacity ASI is investing in to support customer demand.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net Revenues. Net revenues increased $378.7 million, or 27.6%, to $1,750.4 million in the nine months ended September 30, 2000 from $1,371.7 million in the nine months ended September 30, 1999. Packaging and test net revenues increased 27.6% to $1,480.5 million in the nine months ended September 30, 2000 from $1,160.1 million in the nine months ended September 30, 1999. For the same nine month periods, wafer fabrication net revenues increased to $269.9 million from $211.6 million.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes. Overall unit volume increased approximately 37.1% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This overall unit volume increase was driven by a 56.0% unit volume increase for advanced and laminate packages as a result of a broad based demand for such packages. Unit volumes in our traditional lead frame business increased 23.4%. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. Offsetting the growth in unit volumes and favorable changes in product mix were significant average selling price erosion across all product lines. In addition, we believe revenues for the first half of 2000 were adversely effected by advanced wafer capacity limitations at some of our customer locations, a wafer production shift by one of our largest customers and the loss of business in our P3 factory due to a laminate contamination issue all of which occurred in the second quarter of 2000. We have resolved the laminate contamination issue and are in the process of requalifying the affected customers. We expect that the revenues from the affected customers will return to more normal levels early 2001.

     The increase in wafer fabrication net revenues represents the expanded capacity of the wafer fabrication facility.

     Gross Profit. Gross profit increased $165.2 million, or 72.8%, to $392.1 million, or 22.4% of net revenues, in the nine months ended September 30, 2000 from $226.8 million, or 16.5% of net revenues, in the nine months ended September 30, 1999.

     Gross margins were positively impacted by:

     - Increasing unit volumes during the nine months ended September 30, 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins;

     - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000 and the benefit of a full nine month period of improved margin on revenues from the output of K4 following our May 1999 acquisition of K4;

     - Change in the contract pricing under our supply agreement with ASI prior to our acquisition of ASI's remaining package and test factories in May 2000.

     The positive impact on gross margins was partially offset by:

     -    Significant average selling price erosion across our product lines;
          and

     - Significant levels of capacity expansion and new product line introductions in the Philippines and Korea that have a tendency to lower the gross margins until a base level of customers are qualified.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $33.9 million, or 32.1%, to $139.4 million, or 8.0% of net revenues, in the nine months ended September 30, 2000 from $105.5 million, or 7.7% of net revenues, in the nine months ended September 30, 1999. The increase in these costs was due to:

     - Increased headcount and related personnel costs within our sales, engineering support and System-in-Package groups; and

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 as well as K4.

     Research and Development. Research and development expenses increased $9.0 million to $17.1 million, or 1.0% of net revenues, in the nine months ended September 30, 2000 from $8.1 million, or 0.6% of net revenues, in the nine months ended September 30, 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility and the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Other (Income) Expense. Other expenses increased $51.9 million, to $87.7 million, or 5.0% of net revenues, in the nine months ended September 30, 2000 from $35.8 million, or 2.6% of net revenues, in the nine months ended September 30, 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $52.2 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes and $750.0 million of secured bank debt to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and an additional draw of $50.0 million from the revolving credit line. Additionally, the increased interest expense resulted from having a full nine months of interest expense in 2000 related to the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition. Other expenses were favorably impacted by a savings of $2.0 million in accounts receivable securitization charges as a result of the termination of the agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in the nine months ended September 30, 2000 and 1999 was 16.5% and 27.0%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays significantly impacted by the acquisition of K1, K2 and K3. We have structured our global operations to take advantage of lower tax rates in certain countries and tax incentives extended to encourage investment. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us.

     Equity in Loss of Investees. Our earnings included equity in income of ASI for the nine months ended September 30, 2000 of $7.0 million excluding the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $16.1 million. Our investment in ASI increased to 40.2% as of September 30, 2000 from 38.0% as of May 2000 and 18.0% as of October 1999. Total ASI revenue for the nine months ended September 30, 2000 was $247.9 million. ASI's gross profit for the nine months ended September 30, 2000 were $38.8 million or a gross margin of 15.6%. Total operating expenses for the nine months ended September 30, 2000 were $18.3 million or 7.4% of revenues. ASI's results are impacted by the additional capacity ASI is investing in to support customer demand.

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to our acquisitions and investments.

     In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million and made an additional equity investment in ASI of $309.0 million. We committed to invest $459.0 million in total. We fulfilled the remaining equity investment of $150.0 million in three installments of which $30.0 million was invested on June 30, 2000, $60.0 million was invested on August 30, 2000 and $60.0 million was invested on October 27, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million of cash on hand. The new secured bank debt consists of a new $900.0 million secured bank facility that includes a $200.0 million revolving credit line. As of September 30, 2000, $100.0 million was available under the revolving credit line. The new secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. In conjunction with the private equity financing, we issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase
3.9 million additional shares of our common stock at $27.50 per share.

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

     We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we have constructed our P3 and P4 facilities, added capacity in our other factories in the Philippines and Korea and constructed a new research and development facility in the U.S. During the nine months ended September 30, 2000 and 1999, we made capital expenditures of $402.3 million and $175.8 million, respectively. We intend to spend approximately $500 million in total capital expenditures in 2000 primarily to increase the capacity of our factories. We believe the increase in capital expenditures is necessary to expand our capacity to meet the growth in demand we expect in 2000 and 2001.

     We entered into a non-binding memorandum of understanding with Toshiba to establish a joint venture assembly and test operation located in Kitakami, Japan. Toshiba will be the initial customer when the joint venture begins. We are in the process of finalizing the joint venture agreements and expect operations to commence during the fourth quarter of 2000 or the first quarter of 2001. Based on negotiations to date, Amkor will be a 60% investor in the joint venture and would accordingly consolidate the entity. We anticipate that we will need to invest approximately $30.0 million in the joint venture initially, which we will fund from our existing line of credit. The term of the joint venture is expected to be three years at which point it is expected that Amkor will buy Toshiba's 40% interest. The payment for Toshiba's interest will be primarily based on the performance of the joint venture during the three year period. Sales to the joint venture are anticipated to exceed $300 million annually with marginal contribution to our net income.

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

     Net cash provided by operating activities in the nine months ended September 30, 2000 and 1999 was $280.0 million and $220.0 million, respectively. Net cash used in investing activities in the nine months ended September 30, 2000 and 1999 was $1,669.4 million and $957.7 million, respectively. Net cash provided by financing activities in the nine months ended September 30, 2000 and 1999 was $1,400.3 million and $592.1 million, respectively.

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

FLUCTUATIONS IN OPERATING RESULTS

     Our operating results have varied significantly from period to period. A variety of factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others:

- the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors,
- the short-term nature of our customers' commitments, timing and volume of orders relative to our production capacity,
-    changes in our capacity utilization,
-    evolutions in the life cycles of our customers' products,
-    rescheduling and cancellation of large orders,
-    erosion of packaging selling prices,
-    fluctuations in wafer fabrication service charges paid to ASI,
-    adverse financial results of ASI
- changes in costs, availability and delivery times of labor, raw materials and components,
-    fluctuations in manufacturing yields,
-    changes in product mix,
-    timing of expenditures in anticipation of future orders,
-    availability and cost of financing for expansion,
-    the ability to develop and implement new technologies on a timely basis,
-    competitive factors,
-    changes in effective tax rates,
-    the loss of key personnel or the shortage of available skilled workers,
-    international political or economic events,
-    currency and interest rate fluctuations,
-    environmental events, and intellectual property transactions and disputes.

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

     With our $459.0 million additional investment in ASI and the conversion of 150 billion won (approximately $132.0 million) of ASI's debt to equity by ASI's creditor banks, we own approximately 42% of ASI's outstanding voting stock. Accordingly, we continue to report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. ASI was released from workout with its Korean creditor banks on July 18, 2000.

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

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

     We depend on a small group of customers for a substantial portion of our revenues. During the nine months ended September 30, 2000 and 1999, we derived 25.4% and 32.0%, respectively, of our net revenues from sales to our largest five packaging and test customers. In addition, during each of the nine month periods ended September 30, 2000 and 1999, we derived 15.4% of our net revenues from wafer fabrication services, and we derived substantially all of these revenues from Texas Instruments. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in future periods.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     As of October 31, 2000, we hold 77 U.S. patents, and we also have 167 pending patents and are preparing an additional 42 patent applications for filing. In addition to the U.S. patents we hold 585 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

     As of October 31, 2000, Mr. James Kim and members of his family beneficially owned approximately 51% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters could include:

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

     At September 30, 2000, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at September 30, 2000, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $1.6 million, in peso-based net assets.

     At September 30, 2000, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at September 30, 2000, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $3.0 million, in won-based net assets.

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

     The table below presents the interest rates, maturities, principal cash flows and fair value of our fixed and variable rate debt as of September 30, 2000.

                                          YEAR ENDING DECEMBER 31,
                           ------------------------------------------------------
                                                                                                                    FAIR
                            2000        2001        2002        2003        2004       THEREAFTER      TOTAL        VALUE
                           ------      ------      ------      ------      ------      ----------     -------      -------
Long-term debt:
  Fixed rate debt              --          --          --      50,191          --        883,750      933,941      930,986
  Average interest rate                                          5.75%                      8.29%        8.15%

  Variable rate debt       18,453      73,616      73,561      73,571      73,586        450,874      763,661      763,661
  Average interest rate     10.37%      10.37%      10.37%      10.37%      10.37%         10.37%       10.37%


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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April and May 2000 we raised an aggregate of $410 million in equity financing through the sale to a group of private investors an aggregate of 20,500,000 shares of our common stock at a price of $20.00 per share. In addition, we issued these investors four-year warrants for an aggregate of 3.895 million shares of common stock with a strike price of $27.50 per share. The common stock and warrants were issued in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended. We used the net proceeds from this financing to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     At Amkor Technology, Inc.'s Annual Meeting of Stockholders held on July 19, 2000 the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

                                     NUMBER OF SHARES
                               VOTED FOR          WITHHELD
                               ---------          --------
     James J. Kim .......     122,469,335          31,465
     John N. Boruch .....     122,470,115          30,685
     Winston J. Churchill     122,471,020          29,780
     Thomas D. George ...     122,471,560          29,240
     George K. Hinckley .     122,470,960          29,840
     John B. Neff .......     122,467,394          33,406

2. To ratify the appointment of the accounting firm of Arthur Andersen LLP as independent auditors for the company for the current year. Votes totaled 122,471,365 for, 9,518 against and 19,917 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     EXHIBIT
     NUMBER       DESCRIPTION OF EXHIBIT
     ------       ----------------------
     12.1         Computation of Ratio of Earnings to Fixed Charges

     27.1         Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended September 30, 2000:

     Current Reports on Form 8-K/A dated May 2, 2000 (filed July 17, 2000, August 18, 2000 and August 31, 2000) related to the acquisition of K1, K2 and K3 and our investment in Anam Semiconductor, Inc. and the financing transactions related to the acquisition and investment.

     Current Report on Form 8-K dated August 2, 2000 (filed August 8, 2000) related to a press release dated August 2, 2000 announcing our financial results for the second quarter ending June 30, 2000.

     Current Report on Form 8-K dated September 11, 2000 (filed September 18,
2000) related to the change in our certifying accountant.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  AMKOR TECHNOLOGY, INC.

                                  By: /s/ KENNETH T. JOYCE
                                      ------------------------------------------
                                      Kenneth T. Joyce
                                      Chief Financial Officer
                                      (Principal Financial, Chief Accounting
                                      Officer and Duly Authorized Officer)

                                  Date: November 14, 2000