Form 10-K405
period 2000-12-31
AMKOR TECHNOLOGY INC
filed 2001-04-02
CIK 1047127

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                   5% CONVERTIBLE SUBORDINATED NOTES DUE 2007

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $1,287,769,922 as of February 28, 2001.

     The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001, was as follows: 152,201,638 shares of Common Stock, $0.001 par value.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    2
  Item 1.   BUSINESS....................................................    2
  Item 2.   PROPERTIES..................................................   15
  Item 3.   LEGAL PROCEEDINGS...........................................   16
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16
PART II.................................................................   16
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   16
  Item 6.   SELECTED FINANCIAL DATA.....................................   18
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   20
  Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   36
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   36
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   68
PART III................................................................   68
  Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........   68
  Item 11.  EXECUTIVE COMPENSATION......................................   68
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   68
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   68
PART IV.................................................................   68
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   68

                              USE OF CERTAIN TERMS

     All references in this annual report to "Amkor," "we," "us," "our" or the "company" are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as "Korea." References to "won" are to the currency of Korea.

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

OVERVIEW

     Amkor is the world's largest independent provider of semiconductor packaging and test services. We believe that we are also one of the leading developers of advanced semiconductor packaging and test technology. We offer one of the industry's broadest integrated sets of packaging and test services, which are the final procedures necessary to prepare semiconductor devices for further use. Our customers outsource the packaging and testing of semiconductor chips to us in order to benefit from our expertise in the development and implementation of our technology and our advanced manufacturing capabilities. We also market the wafer fabrication services provided by a foundry owned by Anam Semiconductor, Inc. ("ASI"). Our customers include, among others, Agere Systems, Inc., Altera Corporation, Infineon Technologies AG, Intel Corporation, LSI Logic Corporation, Motorola, Inc., Philips Electronics N.V., ST Microelectronics PTE, Texas Instruments, Inc. and Toshiba Corporation.

     We generate revenues primarily from the sale of semiconductor packaging and test services. In addition, we generate revenue by marketing the wafer fabrication services performed by the foundry owned by ASI. Historically, we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI, which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, for $582.0 million, and, in May 2000, we acquired ASI's remaining three packaging and test facilities, K1, K2 and K3, for a purchase price of $950.0 million. In connection with our purchase of K1, K2 and K3, we made an additional equity investment in ASI of $459.0 million, and as a result we now own 42% of ASI. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, although we continue to market ASI's wafer fabrication services.

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

TRENDS TOWARD OUTSOURCING

     Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on independent providers to handle overflow volume. In recent years, semiconductor companies have increasingly outsourced their packaging and testing to independent providers for the following reasons:

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

COMPETITIVE STRENGTHS

     We believe our competitive strengths include the following:

LEADING INDUSTRY POSITION

     We are the world's largest independent provider of semiconductor packaging and test services. We have increased our revenues and built our leading position through:

     - one of the industry's broadest offerings of packaging and test services,

     - expertise in the development and implementation of packaging and test technology,

     - long-standing relationships with our customers, and

     - advanced manufacturing capabilities.

BROAD OFFERING OF PACKAGING AND TEST SERVICES

     With more than 1,000 different package types, we offer one of the semiconductor industry's broadest lines of packaging services. We provide customers with a wide array of packaging alternatives including mature leadframe packages and newer advanced leadframe and laminate packages. We also offer an extensive line of services to test digital logic, analog and mixed signal semiconductor devices. We believe that the breadth of our packaging and test services is important to customers seeking to reduce the number of their suppliers.

LEADING TECHNOLOGY INNOVATOR

     We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed state-of-the-art thin package formats and laminate packages including our PowerQuad(R), Super BGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have approximately 350 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs.

LONG-STANDING RELATIONSHIPS WITH PROMINENT SEMICONDUCTOR COMPANIES

     Our customer base consists of more than 220 companies, including most of the world's largest semiconductor companies. Over the last three decades we, with our predecessor companies, have developed long-standing relationships with many of our customers.

ADVANCED MANUFACTURING CAPABILITIES

     We believe that our company's manufacturing excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing manufacturing capabilities. These efforts have directly resulted in reduced time to market, increased quality and lower manufacturing costs. We believe our manufacturing cycle times are among the fastest available from any independent provider of packaging and test services.

STRATEGY

     To build upon our leading industry position and to remain the preferred independent provider of semiconductor packaging and test services, we are pursuing the following strategies:

CAPITALIZE ON OUTSOURCING TREND

     We intend to continue to capitalize on the projected growth of the independent semiconductor packaging and test segment. We believe that semiconductor companies will increasingly outsource packaging and test services to those independent providers who deliver superior quality and value. We work with our customers to quantify the cost savings of our services compared to their in-house capabilities. We believe our leading-edge technologies and manufacturing expertise enable us to optimize production yields, reduce cycle times and lower per unit costs.

LEVERAGE SCALE AND SCOPE OF PACKAGING AND TEST CAPABILITIES

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

MAINTAIN OUR TECHNOLOGY LEADERSHIP

     We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capability through the following activities:

     - We are collaborating with customers to gain access to technology roadmaps for the next generation of semiconductor designs;

     - We are collaborating with companies, such as Toshiba Corporation, SanDisk Corporation, Ericsson Corporation, and Nokia Group, which purchase semiconductor devices from our customers, to design new packages that function with the next generation of electronic products; and

     - We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their BGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation.

PROVIDE AN INTEGRATED, TURNKEY SOLUTION

     We are able to provide a complete turnkey solution comprised of semiconductor wafer fabrication, packaging and test services. We believe that this will enable customers to achieve faster time to market for new products and improved cycle times.

STRENGTHEN CUSTOMER RELATIONSHIPS

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

PURSUE STRATEGIC ACQUISITIONS

     We are evaluating candidates for strategic acquisitions and joint ventures to strengthen our core business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging factories of our customers and competitors. To the extent we acquire facilities of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. In addition, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services.

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

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                               2000               1999               1998
                                          ---------------    ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Traditional leadframe...................  $  648     32.2%   $  560     34.6%   $  603     41.5%
Advanced leadframe......................     508     25.3       412     25.5       343     23.6
Laminate................................     720     35.8       561     34.7       438     30.2
Test and other..........................     134      6.7        84      5.2        68      4.7
                                          ------    -----    ------    -----    ------    -----
     Total packaging and test net
       revenues.........................  $2,010    100.0%   $1,617    100.0%   $1,452    100.0%
                                          ======    =====    ======    =====    ======    =====

     In addition, we had $378 million, $293 million and $116 million of net revenues from wafer fabrication services in 2000, 1999 and 1998, respectively.

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

                              NUMBER
PACKAGE FORMAT               OF LEADS           DESCRIPTION                   END USES
- --------------               --------           -----------                   --------
Plastic Dual In-line
  Package -- PDIP..........     8-48    General purpose plastic      Games, telephones,
                                        package used in consumer     televisions, audio
                                        electronic products          equipment and computer
                                                                     peripherals
Shrink PDIP -- SPDIP.......    30-64    General purpose plastic      Games, telephones,
                                        packages used in consumer    televisions, audio
                                        electronic product           equipment and computer
                                                                     peripherals
Hermetic...................   Custom    Ceramic package used in      Military, space and
                                        high-reliability             commercial aviation
                                        applications                 products, airbags and
                                                                     photonics
Plastic Leaded Chip
  Carrier -- PLCC..........    20-84    Package with leads on four   Copiers, printers,
                                        sides used in a consumer     scanners, desktop personal
                                        electronics and products in  computers, electronic games
                                        which the size of the        and monitors
                                        package is not vital
Small Outline Integrated
  Circuit -- SOIC..........     8-44    Small leadframe package      Pagers, cordless
                                        designed for applications    telephones, fax machines,
                                        requiring low height         copiers, printers, computer
                                                                     peripherals, audio and
                                                                     video products and
                                                                     automotive systems
Metric Quad Flat Package --
  MQFP.....................   44-304    Package with leads on four   Desktop personal computers,
                                        sides designed for advanced  consumer and industrial
                                        processors, controllers,     products, commercial and
                                        digital signal processors    office equipment and
                                        (DSPs) and application       automotive systems
                                        specific integrated
                                        circuits (ASICs)
PowerQuad(R)...............   64-304    Higher-performance,          High-performance computers
                                        thermally-enhanced quad      such as workstations and
                                        flat package (QFPs)          servers, disk drives,
                                                                     central processing units
                                                                     (CPUs), audio
                                                                     telecommunications products
PowerSOP(R)................     8-36    Higher-performance,          Pagers, disk drives,
                                        thermally-enhanced SOIC      wireless telecommunications
                                        package                      products, automotive
                                                                     systems and industrial
                                                                     products
Small Outline Transistor
  Package -- SOT 23/SC-70..      5-6    Simple logic & FETS          Cell phones, pagers and
                                                                     wireless applications

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

                              NUMBER
PACKAGE FORMAT               OF LEADS          DESCRIPTIONS                   END USES
- --------------               --------          ------------                   --------
Thin Quad Flat Package --
  TQFP.....................   32-216    Designed for lightweight,    Laptop computers, desktop
                                        portable electronics         personal computers, disk
                                        requiring broad performance  drives, office equipment,
                                        characteristics              audio and video products
                                                                     and telecommunications and
                                                                     wireless telecommunications
                                                                     products
Thin Small Outline
  Package -- TSOP..........    28-48    Package designed for high-   Laptop computers, desktop
                                        volume production of low     personal computers, still
                                        lead-count memory devices    and video cameras, and
                                        such as FLASH, SRAM and      standard connections for
                                        DRAM                         peripherals to computers
                                                                     (PCMCIA)
Thin Shrink Small Outline
  Package -- TSSOP.........     8-80    Smaller version of TSOP      Disk drives, recordable
                                        designed for logic and       optical disks, audio and
                                        analog devices and memory    video products, consumer
                                        devices such as FLASH,       electronics and
                                        SRAM, EPROM, EEPROM and      telecommunications products
                                        DRAM
Shrink Small Outline
  Package -- SSOP..........     8-56    Smallest of the SOP          Pagers, disk drives,
                                        packages designed for        portable audio and video
                                        portable products which      products and wireless
                                        require reduced size and     telecommunications products
                                        weight
MicroLeadframe(TM).........     4-68    Package designed for low     Telecommunications and
                                        lead-count devices           wireless telecommunications
                                        requiring reduced size and   products and personal
                                        improved thermal and         digital assistants (PDAs)
                                        electrical performance
ePad(TM), ExposedPad(TM)...    8-208    Thermally and electrically-  Pagers, disk drives and
                                        enhanced TQFP and TSSOP      wireless telecommunications
                                        packages                     products
Multi-Chip
  Package -- MCP...........     8-44    Package designed to          FLASH memory devices, audio
                                        integrate two or more die    and video products,
                                        to maximize their operating  portable consumer
                                        performance                  electronics,
                                                                     telecommunications and
                                                                     wireless telecommunications
                                                                     products and electronic
                                                                     automotive components

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

     ChipArray(R) BGA, TapeSuper BGA(R), TapeArray(TM)BGA and WaferScale Chip Scale Package are extensions of other ball grid array packages that further reduce package size and increase manufacturing efficiency.

     The following table presents our laminate packages, including the number of leads and the description of and end uses for each package format.

                             NUMBER
PACKAGE FORMAT              OF LEADS          DESCRIPTION                   END USES
- --------------              --------          -----------                   --------
Plastic Ball Grid Array --
  PBGA....................   119-928   Ball grid array package     Laptop computers, disk
                                       designed for applications   drives, video cameras,
                                       which require high          global positioning systems
                                       performance                 (GPS), wireless
                                                                   telecommunications
                                                                   products and standard
                                                                   connections for
                                                                   peripherals to computers
                                                                   (PCMCIA)
SuperBGA(R)...............   168-600   Higher-performance,         Laptop and palmtop
                                       thermally-enhanced BGA      computers, personal
                                       package designed for        digital assistants (PDAs),
                                       digital signal processors   video graphical user
                                       (DSPs), application         interfaces (video GUI),
                                       specific integrated         central processing units
                                       (ASICs) and                 (CPUs) and wireless
                                       microprocessors             telecommunications
                                                                   products circuits
fleXBGA(R)................   132-672   Low-profile package         Laptop computers, disk
                                       designed to support a       drives, pagers, video
                                       densely-packed ball grid    products and wireless
                                       array for high lead count   telecommunications
                                       devices                     products

                             NUMBER
PACKAGE FORMAT              OF LEADS          DESCRIPTION                   END USES
- --------------              --------          -----------                   --------
Micro Ball Grid Array --
  BGA(R)..................     8-100   Package approximately the   Laptop and palmtop
                                       size of the die designed    computers, disk drives,
                                       for applications which      personal digital
                                       require small size and      assistants (PDAs), video
                                       light weight such as        products, portable
                                       memory devices, including   consumer products and
                                       FLASH, SRAM and Rambus      wireless
                                       DRAM, microprocessors, and  telecommunications
                                       applications specific       products
                                       integrated circuits
                                       (ASICs)
ChipArray(R) BGA..........     8-208   Extension of PBGA package   Laptop and palmtop
                                       designed for logic, analog  computers, personal
                                       and memory devices and      digital assistants (PDAs),
                                       application specific        global positioning systems
                                       integrated circuits         (GPS), telecommunications
                                       (ASICs)                     and wireless
                                                                   telecommunications
                                                                   products
TapeSuperBGA(R)...........   256-696   Extension of SuperBGA(R)    High-performance computers
                                       package designed for high   such as workstations and
                                       lead count devices          servers, data
                                                                   communication products and
                                                                   internet routers
TapeArray(TM) BGA.........    48-256   Extension of fleXBGA(R)     Palmtop computers, disk
                                       package designed for        drives, personal digital
                                       logic, analog and memory    assistants (PDAs), global
                                       devices and application     positioning systems (GPS),
                                       specific integrated         digital consumer
                                       circuits (ASICs)            electronics and wireless
                                                                   telecommunications
                                                                   products
WaferScale Chip Scale
  Package -- wsCSP(TM)....    40-200   Extension of BGA(R)         Laptop and palmtop
                                       package designed for logic  computers, personal
                                       and memory devices and      digital assistants (PDAs)
                                       other low lead counts       and telecommunications and
                                       devices                     wireless
                                                                   telecommunications
                                                                   products
Flip Chip BGA.............   36-1900   Package with latest         High-performance computers
                                       interconnect technology     such as workstations and
                                       that delivers improved      servers, data
                                       electrical performance to   communications products
                                       devices requiring a large   and internet routers
                                       number of leads in a small
                                       package
Multi-Chip Package
  PBGA -- MCP PBGA........   119-456   Extension of PBGA package   Modems, wireless
                                       designed to integrate two   telecommunications
                                       or more logic, analog and   products and electronic
                                       memory devices and          automotive components
                                       application specific
                                       integrated circuits
                                       (ASICs) to maximize their
                                       operating performance
High-Performance BGA --
  HPBGA...................  300-1000   Cavity type laminate        Network servers, Internet
                                       package                     router and wireless base
                                                                   stations
VisionPak(TM).............      8-48   Ceramic ball grid array     Bar code scanners, digital
                                  or   package in which            still cameras, digital
                              custom   photographic-quality glass  video conferencing and
                                       is mounted above the die    electronic toys

  Test Services

     We also provide our customers with services to test the specifications of semiconductor devices. We have the capability to test digital logic, analog and mixed signal products. Although test services accounted for only 6.7%, 5.2% and 4.7% of our net revenues and were performed on only 17%, 17% and 14% of the total units shipped in 2000, 1999 and 1998, respectively, we believe that our ability to provide both packaging and test services at the same location provides us with a competitive advantage.

  System in Package (SiP)

     To capitalize on an increasing customer demand for multi-chip modules, we created our "System-in-Package" (SiP) business unit. A SiP module is an integrated solution that uses both advanced packaging and traditional surface mount techniques to enable the combination of otherwise incompatible technologies in a single, highly reliable package. By integrating various system elements into a single-function block, the SiP module delivers space and power efficiency, high performance, and lower production costs. SiP technology has been utilized in manufacturing of wireless technology, memory cards and sensors. Our SiP revenues for 2000 were $6.8 million. We expect to continue to build our SiP infrastructure and production capabilities and broaden our product offering in 2001.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility. Using .25 micron and .18 micron complementary metal oxide silicon ("CMOS") process technology provided by Texas Instruments, this facility currently has a capacity to produce 28,000 eight-inch wafers per month. The wafer fabrication facility primarily manufactures digital signal processors ("DSPs"), application-specific integrated circuits ("ASICs") and other logic devices, which are found in many advanced electronic products.

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

     The Texas Instruments Manufacturing and Purchasing Agreement terminates on December 31, 2007, unless it has been previously terminated. The agreement may be terminated upon, among other things: (1) the consent of ASI, Texas Instruments and our company, (2) a material breach by ASI, Texas Instruments or our company and (3) the failure of ASI to protect Texas Instruments' intellectual property. During any such two-year notice period, Texas Instruments will only be obligated to purchase a minimum of 20% of the wafer fabrication facility's capacity.

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

     We employ approximately 350 persons in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2000, 1999 and 1998, we spent $26.1 million, $11.4 million and $8.3 million, respectively, on research and development. We expect to continue to invest in research and development.

     We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capability through the following activities:

     - We are collaborating with customers to gain access to technology roadmaps for the next generation of semiconductor designs;

     - We are collaborating with companies, such as Toshiba Corporation, SanDisk Corporation, Ericsson Corporation, and Nokia Group, which purchase semiconductor devices from our customers, to design new packages that function with the next generation of electronic products; and

     - We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their BGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation.

MARKETING AND SALES

     We sell our packaging and test services and wafer fabrication services to our customers and support them through a network of international offices. To better serve our customers, our offices are located near our largest customers or near a concentration of several of our customers. Our office locations include sites in the U.S. (Austin, Texas; Boise, Idaho; Boston, Massachusetts; Chandler, Arizona; Dallas, Texas; Greensboro, North Carolina; Santa Clara, California; and West Chester, Pennsylvania), France, Singapore, Taiwan, the Philippines, Japan and Korea. We have historically derived a substantial majority of our net revenues from U.S.-based customers.

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

     We are implementing direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information. These links connect our customers to our sales and marketing personnel worldwide and to our factories in the Philippines and in Korea.

CUSTOMERS

     We currently have more than 220 customers, and our customers include many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2000:

Adaptec, Inc.
Advanced Micro Devices, Inc.
Agere Systems, Inc. (Formerly Lucent)
Agilent Technologies
Alcatel Mietec
Altera Corporation
American Micro Systems, Inc.
Analog Devices, Inc.
Atmel Corporation
Austria Mikro Systeme
Broadcom Corporation
Cirrus Logic
Conexant
Ericsson Components AB
Fairchild Semiconductor Corporation
IC Works Inc.
Infineon Technologies AG
Integrated Circuit Systems, Inc.
Integrated Device Technology, Inc.
Intel Corporation
International Business Machines Corp.
International Rectifier
Intersil Corporation
Lattice Semiconductor Corporation
Level One Communications, Inc.
LSI Logic Corporation
Maxim Integrated Circuits
Microchip Technology Inc.
Mitel Semiconductor
Motorola, Inc.
National Semiconductor Corp.
NEC Corporation Ltd.
NeoMagic Corporation
ON Semiconductor
Philips Electronics
Photobit Corporation
PMC-Sierra Inc.
R.F. Micro Devices
Robert Bosch GmbH
SEC-Onyane
Silicon Storage Technology, Inc.
Sony Corporation
ST Microelectronics PTE
Taiwan Semiconductor
Texas Instruments, Inc.
Toshiba
Via Technologies Inc.
Vishay Intertechnology
Windbond Electronics Corporation
Xilinx, Inc.

     We derive substantially all of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 14.1% and 16.5% of net revenues in 2000 and 1999, respectively. Revenues for services provided to TI prior to 1999 were less than 10%. Intel Corporation, accounted for approximately 14.1% and 20.6% of net revenues in 1999 and 1998, respectively. Revenues for services provided to Intel for 2000 did not exceed 10%. Our company's five largest customers collectively accounted for 34.8%, 43.6% and 41.6% of net revenues in 2000, 1999 and 1998, respectively. The companies that constitute our five largest customers vary. For 2000, we had eleven customers that each represented greater than 3% of our net revenues and that group collectively accounted for 55.6% of our net revenues.

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

COMPETITION

     The independent semiconductor packaging and test market is very competitive. Our company along with our 12 principal competitors accounted for approximately 89% of the outsourced packaging and test market.

     We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., ASE Test Limited, ASAT Ltd., Astra International, Carsem Bhd., ChipPAC Incorporated, Oriental Semiconductor Engineering, ST Assembly and Test Services, Siliconware Precision Industries Co., Ltd. and Shinko Electric Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

INTELLECTUAL PROPERTY

     As of February 2001, we held 88 U.S. patents, and we had 206 pending patents and we were preparing an additional 55 patent applications for filing. In addition to the U.S. patents we held 619 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. We also enter into agreements with other developers of packaging technology to license or otherwise obtain certain process or packaging technologies.

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

EMPLOYEES

     As of December 31, 2000, we had approximately 22,715 full-time employees. Of these employees, 18,680 were engaged in manufacturing, 2,515 were engaged in manufacturing support, 350 were engaged in research and development, 290 were engaged in marketing and sales and 880 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S. and the Philippines are not represented by a collective bargaining unit. Certain members of our factories in Korea are members of a union, and all employees at these factories are subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

     We provide packaging and test services through our four factories in the Philippines and our four factories in Korea. We also source wafer fabrication services from ASI's semiconductor wafer fabrication facility located in Korea pursuant to a supply agreement. In addition, we have a research and development facility at our Chandler, Arizona site.

     We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001, ISO9002, ISO14001, QS9000 and SAC Level I certified. Additionally, as we acquire or construct additional factories we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. In addition to providing world-class manufacturing services, our factories in the Philippines and Korea provide purchasing, engineering and customer service support.

     The size, location, and manufacturing services provided by each of our company's and ASI's factories, are set forth in the table below.

                                          APPROXIMATE
                                         FACTORY SIZE
LOCATION                                 (SQUARE FEET)                   SERVICES
- --------                                 -------------                   --------
OUR FACTORIES
Muntinlupa, Philippines(P1)                 547,000       Packaging and test services
                                                          Packaging and process development
Muntinlupa, Philippines(P2)                 112,000       Packaging services
Province of Laguna, Philippines(P3)         406,000       Packaging and test services
Province of Laguna, Philippines(P4)         200,000       Test services
Seoul, Korea(K1)                            670,000       Packaging services
                                                          Package and process development
Pucheon, Korea(K2)                          271,000       Packaging services
Pupyong, Korea(K3)                          428,000       Packaging and test services
Kwangju, Korea(K4)                          779,000       Packaging and test services
Wichita, KS                                  30,000       Test services
San Jose, CA                                 23,000       Test services

ASI'S FACTORY
Pucheon, Korea                              480,000       Wafer fabrication services

     In January 2001, we began operating a 140,000 square foot packaging and test factory in Japan through a joint venture with Toshiba Corporation. Also in January 2001, we announced our intention to open a 115,000 square foot packaging and test manufacturing facility in China.

     Our operational headquarters is located in Chandler, Arizona, and our administrative headquarters is located in West Chester, Pennsylvania. In addition to an executive staff, the Chandler, Arizona campus houses: (1) sales and customer service for the southwest region, (2) product management planning and marketing and (3) a 121,000 square foot center for technical design and research and development. The West Chester location houses finance and accounting, legal, and information systems, and serves as a satellite sales office for our eastern sales region.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business we may be involved in legal proceedings from time to time. As of the date of this annual report, there are no material proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2000.

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

                                                                HIGH        LOW
                                                              --------    --------
2000
  First Quarter.............................................  $64.5625    $24.6875
  Second Quarter............................................   61.6250     29.1875
  Third Quarter.............................................   38.8125     22.3750
  Fourth Quarter............................................   26.3750     12.0000
1999
  First Quarter.............................................  $12.5625    $ 7.1875
  Second Quarter............................................   10.6250      7.0938
  Third Quarter.............................................   22.8750      9.1250
  Fourth Quarter............................................   29.5625     15.6250

     There were approximately 257 holders of record as of February 28, 2001 of our common stock.

DIVIDEND POLICY

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our secured bank debt agreements and the indentures governing our senior, senior subordinated and convertible subordinated notes restrict our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     In April and May 2000 we raised an aggregate of $410 million in equity financing through the sale to a group of private investors an aggregate of 20.5 million shares of our common stock at a price of $20.00 per share. In addition, we issued these investors four-year warrants for an aggregate of 3.9 million shares of common stock with a strike price of $27.50 per share. The common stock and warrants were issued in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended. We used the net proceeds from this financing to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

     On March 17, 2000, we issued $258.75 million (including amounts issued pursuant to the exercise of an over-allotment exercise) of principal of 5% convertible subordinated notes due 2007 (the "Notes") to a group of initial purchasers. The Notes were issued in reliance on Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. We subsequently registered the Notes for resale by the holders of the Notes in a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 19, 2000 (File No. 333-39642), as amended. The Notes are convertible into our common stock at the option of the holder at any time prior to maturity at a conversion price of $57.34 per share. The Notes are subordinated in right of payment to all of our existing and future senior debt. We used the net proceeds of the offering to partially fund the acquisition of three semiconductor packaging factories from Anam Semiconductor, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

     We have presented amortization of goodwill and acquired intangibles as a separate line item below gross profit. Previously reported amounts have been reclassified from cost of revenues to conform with the current presentation.

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues.................................  $2,387,294   $1,909,972   $1,567,983   $1,455,761   $1,171,001
  Cost of revenues -- including purchases from
    ASI........................................   1,782,158    1,560,816    1,307,150    1,242,669    1,022,078
                                                 ----------   ----------   ----------   ----------   ----------
  Gross profit.................................     605,136      349,156      260,833      213,092      148,923
                                                 ----------   ----------   ----------   ----------   ----------
  Operating expenses:
    Selling, general and administrative........     192,623      144,538      118,392      103,021       66,465
    Research and development...................      26,057       11,436        8,251        8,525       10,930
    Amortization of goodwill and other acquired
      intangibles..............................      63,080       17,105        1,454          705          160
                                                 ----------   ----------   ----------   ----------   ----------
         Total operating expenses..............     281,760      173,079      128,097      112,251       77,555
                                                 ----------   ----------   ----------   ----------   ----------
  Operating income.............................     323,376      176,077      132,736      100,841       71,368
                                                 ----------   ----------   ----------   ----------   ----------
  Other (income) expense:
    Interest expense, net......................     119,840       45,364       18,005       32,241       22,245
    Foreign currency (gain) loss...............       4,812          308        4,493         (835)       2,961
    Other (income) expense, net(a).............       1,295       25,117        9,503        8,429        3,150
                                                 ----------   ----------   ----------   ----------   ----------
         Total other (income) expense..........     125,947       70,789       32,001       39,835       28,356
                                                 ----------   ----------   ----------   ----------   ----------
  Income before income taxes, equity in income
    (loss) of investees and minority
    interest...................................     197,429      105,288      100,735       61,006       43,012
  Provision for income taxes(b)................      22,285       26,600       24,716        7,078        7,876
  Equity in income (loss) of investees(c)......     (20,991)      (1,969)          --      (17,291)      (1,266)
  Minority interest(d).........................          --           --          559       (6,644)         948
                                                 ----------   ----------   ----------   ----------   ----------
  Net income(b)................................  $  154,153   $   76,719   $   75,460   $   43,281   $   32,922
                                                 ==========   ==========   ==========   ==========   ==========
  Basic net income per common share............  $     1.06   $     0.64   $     0.71   $     0.52         0.40
                                                 ==========   ==========   ==========   ==========   ==========
  Diluted net income per common share..........  $     1.02   $     0.63   $     0.70   $     0.52         0.40
                                                 ==========   ==========   ==========   ==========   ==========
Pro Forma Data (Unaudited)(b):
  Historical income before income taxes, equity
    in income (loss) of investees and minority
    interest...................................                            $  100,735   $   61,006   $   43,012
  Pro forma provision for income taxes.........                                29,216       10,691       10,776
                                                                           ----------   ----------   ----------
  Pro forma income before equity in income
    (loss) of investees and minority
    interest...................................                                71,519       50,315       32,236
  Historical equity in income (loss)of
    investees(c)...............................                                    --      (17,291)      (1,266)
  Historical minority interest.................                                   559       (6,644)         948
                                                                           ----------   ----------   ----------
  Pro forma net income.........................                            $   70,960   $   39,668   $   30,022
                                                                           ==========   ==========   ==========

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Basic pro forma net income per common
    share......................................                            $     0.67   $     0.48   $     0.36
                                                                           ==========   ==========   ==========
  Diluted pro forma net income per common
    share......................................                            $     0.66   $     0.48   $     0.36
                                                                           ==========   ==========   ==========
  Shares used in computing pro forma basic net
    income per common share....................     145,806      119,341      106,221       82,610       82,610
  Shares used in computing pro forma diluted
    net income per common share................     153,223      135,067      116,596       82,610       82,610
OTHER FINANCIAL DATA:
  Depreciation and amortization................  $  332,909   $  180,332   $  119,239   $   81,864   $   57,825
  Capital expenditures.........................     480,074      242,390      107,889      178,990      185,112
BALANCE SHEET DATA:
Cash and cash equivalents......................      93,517       98,045      227,587       90,917       49,664
Short-term investments.........................          --      136,595        1,000        2,521          881
Working capital (deficit)......................     102,586      194,352      191,383      (38,219)      36,785
Total assets...................................   3,393,284    1,755,089    1,003,597      855,592      804,864
Total long-term debt...........................   1,585,536      687,456      221,846      346,710      402,338
Total debt, including short-term borrowings and
  current portion of long-term debt............   1,659,122      693,921      260,503      514,027      594,151
Stockholders' equity...........................   1,314,834      737,741      490,361       90,875       45,812

- ---------------
(a) In 1999 we recognized a pre-tax loss of $17.4 million as a result of the early conversion of $153.6 million principal amount of our 5 3/4% convertible subordinate notes due 2003.

(b) Prior to our reorganization in April 1998, our predecessor, Amkor Electronics, Inc. ("AEI"), elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result AEI did not recognize any provision for federal income tax expense during the periods presented. The pro forma provision for income taxes reflects the U.S. federal income taxes that would have been recorded if AEI had been a C Corporation during these periods.

(c) In 1997, we recognized a loss of $17.3 million resulting principally from the impairment of value of our prior investment in ASI, which we sold in February 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the anticipated growth in the market for our products, (2) our anticipated capital expenditures and financing needs, (3) our expected capacity utilization rates, (4) our belief as to our future operating performance, (5) statements regarding the future of our relationship with ASI and (6) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance" and "Business." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2000 and our liquidity and capital resources. You should read the following discussion in conjunction with "Selected Historical Consolidated Financial Data" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

INDUSTRY AND BUSINESS OUTLOOK

     Amkor is the world's largest independent provider of semiconductor packaging and test services. The company has built a leading position through:
(i) one of the industry's broadest offerings of packaging and test services,
(ii) expertise in the development and implementation of packaging and test technology, (iii) long-standing relationships with customers, and (iv) advanced manufacturing capabilities. We also market the wafer fabrication output provided by a foundry owned by Anam Semiconductor, Inc. (ASI). We currently have more than 220 customers and our customers include 46 of the 50 largest semiconductor companies. The semiconductors that we package and test for our customers are ultimately components in communications, computer, industrial, consumer, automotive and military systems.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2000, there were 10 years when semiconductor industry growth was 10 percent or less and 13 years when growth was 19% or greater. The strength of the semiconductor industry is dependent upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996 and 1998. The semiconductor industry began to expand subsequent to the 1998 downturn with a growth rate of 19% and 36% in 1999 and 2000. Our growth rate in 1999 and 2000 was 22% and 25%, respectively. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The semiconductor industry has weakened significantly during the fourth quarter of 2000 and conditions are expected to remain weak into 2001. Our customers have reduced their forecasts as a result of the broad weakness in the semiconductor industry, uncertainty about end market demand, and excess inventory across the semiconductor industry supply chain. The significant uncertainty throughout the industry is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. The weaker demand is expected to adversely impact our results in 2001.

     Prices for packaging and test services and wafer fabrication services have declined over time. We have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We cannot assure you that we will be able to offset any such price declines in the future.

     The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into the first quarter of 2001, demand for wafers deteriorated as a result of the weakness in the semiconductor industry and uncertainty about end market demand. The capacity utilization of ASI's wafer foundry was approximately 47% in December 2000 as compared with a capacity utilization of approximately 89% for all of 2000. We expect our wafer fabrication services results and ASI's operating results will be adversely impacted in 2001. ASI's results impact us through our recording of our share of their results in accordance with the equity method of accounting.

OVERVIEW OF OUR HISTORICAL RESULTS

     Historically we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, but we continue to market ASI's wafer fabrication services.

     Historically, our cost of revenues has consisted principally of: (1) service charges paid to ASI for packaging and test services performed for us,
(2) costs of materials and (3) labor and other costs at our factories. Service charges paid to ASI and our gross margins on sales of services performed by ASI were set in accordance with supply agreements with ASI, which provided for periodic pricing adjustments based on changes in forecasted demand, product mix, capacity utilization and fluctuations in exchange rates, as well as our mutual long-term strategic interests. Fluctuations in service charges we paid to ASI have historically had a significant effect on our gross margins. In addition, our gross margins on sales of services performed by ASI have generally been lower than our gross margins on sales of services performed by our factories in the Philippines, but we had not previously borne any of ASI's fixed costs. Effective with our May 2000 acquisition of K1, K2 and K3 and May 1999 acquisition of K4, we bear all of the costs associated with these factories, but we no longer pay service charges to ASI for packaging and test services. We will continue to incur costs of direct materials used in packages that we produce for our customers. Because a portion of our costs at our factories in the Philippines and Korea will remain fixed, increases or decreases in capacity utilization rates may continue to have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

  Ongoing Relationship with ASI

     Under a wafer fabrication services supply agreement, we have the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Currently we own 42% of ASI's outstanding voting stock. We will continue to report ASI's results in our financial statements through the equity method of accounting. For more information concerning our relationship with ASI, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance."

  Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

     Historically we were very dependent on ASI's packaging and test operations. Our dependence on ASI has decreased subsequent to our 1999 acquisition of the K4 factory, and with our May 2000 acquisition of the K1, K2 and K3 factories. Because we historically sold substantially all of the output of K1, K2 and K3, there was not and will not be a significant change in our revenues as a result of this acquisition. Our gross profits improved since the cost to operate the factories is less than the payments made to ASI under our previous supply agreement with ASI. For the period under our ownership, K1, K2 and K3 generated a combined gross margin comparable to other company owned factories. This represented a significant overall improvement in gross margins as compared with the historical gross margins of approximately 11% generated under the previous ASI assembly and test supply agreement.

     The favorable increase in gross profits was offset by increased operating expenses related to the operations of K1, K2 and K3 and the amortization of $555.8 million of goodwill and acquired intangibles over a 10 year period. Our interest expense increased due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI.

     Our overall effective tax rate decreased due to the 100% tax holiday that applies for seven years. We then will have a 50% tax holiday for three additional years.

     Our earnings included equity in income of ASI for the year ended December 31, 2000 of $4.9 million excluding $24.9 million of amortization of the excess of the cost of our investment in ASI over our share of the underlying net assets.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Gross profit................................................   25.3     18.3     16.6
Operating income............................................   13.5      9.2      8.5
Income before income taxes, equity in income (loss) of
  investees and minority interest...........................    8.3      5.5      6.4
Net income..................................................    6.5      4.0      4.8

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Revenues. Net revenues increased $477.3 million, or 25.0%, to $2,387.3 million in 2000 from $1,910.0 million in 1999. Packaging and test net revenues increased 24.3% to $2,009.7 million in 2000 from $1,617.2 million in 1999. Wafer fabrication net revenues increased to $377.6 million in 2000 from $292.7 million in 1999.

     The increase in packaging and test net revenues was primarily attributable to a significant increase in unit volumes. Overall unit volume increased approximately 30.3% in 2000 compared to 1999. This overall unit volume increase was driven by a 30.2% unit volume increase for advanced and laminate packages as a result of a broad based demand for such packages. Unit volumes in our traditional lead frame business increased 20.0%. In addition, changes in the mix of products we are selling, to more advanced and laminate packages, also provided an offset to overall price erosion. Offsetting the growth in unit volumes and favorable changes in product mix was an erosion of the average selling prices across all product lines of approximately 7% for 2000 as compared to 1999. In addition, we believe revenues for the first half of 2000 were adversely effected by advanced wafer capacity limitations at some of our customer locations, a wafer production shift by one of our largest customers and the loss of business in our P3 factory due to a laminate contamination issue all of which occurred in the second quarter of 2000.

     The increase in wafer fabrication net revenues represents the expanded capacity of ASI's wafer fabrication facility from 18,000 wafers per month at the end of 1999 to 26,600 wafers per month by the end of 2000. The capacity utilization of ASI's wafer foundry was approximately 47% in December 2000 as compared with a capacity utilization of approximately 89% for all of 2000.

     Gross Profit. Gross profit increased $256.0 million, or 73.3%, to $605.1 million, or 25.3% of net revenues, in 2000 from $349.2 million, or 18.3% of net revenues, in 1999.

     Gross margins were positively impacted by:

     - Increasing unit volumes in 2000, which permitted better absorption of our factories' substantial fixed costs, resulting in a lower manufacturing cost per unit and improved gross margins; and

     - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000 and the benefit of a full year of improved margin on revenues from the output of K4 following our May 1999 acquisition of K4.

     The positive impact on gross margins was partially offset by:

     - Average selling price erosion across our product lines; and

     - Significant levels of capacity expansion and new product line introductions in the Philippines and Korea that have a tendency to lower the gross margins until a base level of customers are qualified.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48.1 million, or 33.3%, to $192.6 million, or 8.1% of net revenues, in 2000 from $144.5 million, or 7.6% of net revenues, in 1999. The increase in these costs was due to:

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 following our acquisition in May 2000 as well as the assumption of a full year or such expenses for K4 which was acquired in May 1999; and

     - Increased headcount and related personnel costs within our sales, engineering support and System-in-Package groups.

     Research and Development. Research and development expenses increased $14.6 million to $26.1 million, or 1.1% of net revenues, in 2000 from $11.4 million, or 0.6% of net revenues, in 1999. Increased research and development expenses resulted from increased headcount and general development activities, primarily the expansion of our Chandler, Arizona-based research facility and the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $46.0 million to $63.1 million from $17.1 million in 1999. Increased amortization expense is a result of our May 2000 acquisition of K1, K2 and K3.

     Other (Income) Expense. Other expenses increased $55.1 million, to $125.9 million, or 5.3% of net revenues, in 2000 from $70.8 million, or 3.7% of net revenues, in 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $74.5 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes, $750.0 million of secured bank debt and an additional draw of $50.0 million from the revolving credit line to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI. Additionally, the increased interest expense resulted from having a full year of interest expense in 2000 related to the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition. During the fourth quarter of 1999 and continuing into 2000, we completed an early conversion of a portion of the debt outstanding under the 5.75% convertible subordinated notes due May 2003. Other expenses in 2000 and 1999 included a $0.3 million and $17.4 million non-cash charge, respectively, associated with the early conversion of that debt. Other expenses were favorably impacted by a savings of $3.1 million in accounts receivable securitization charges as a result of the termination of the agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in 2000 and 1999 was 11.3% and 25.3%, respectively. The decrease in the effective tax rate in 2000 was due to the higher operating profits at our factories that operate with tax holidays. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

     Equity in Loss of Investees. Our earnings included equity in income of ASI in 2000 and 1999 of $4.9 million and $0.5 million, respectively, excluding the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $24.9 million and $2.2 million in 2000 and 1999, respectively. Our investment in ASI increased to 41.6% as of October 2000 from 40.2% as of September 2000, 38.0% as of May 2000 and 18.0% as of October 1999.

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

     Gross Profit. Gross profit increased $88.3 million, or 33.9%, to $349.2 million, or 18.3% of net revenues, in 1999 from $260.8 million, or 16.6% of net revenues, in 1998.

     Gross margins were positively impacted by:

     - Improved gross margin on the output of K4 following our acquisition of K4 in May 1999; and

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26.1 million, or 22.1%, to $144.5 million, or 7.6% of net revenues, in 1999 from $118.4 million, or 7.6% of net revenues, in 1998. The increase in these costs was due to:

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

     Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $15.7 million to $17.1 million from $1.5 million in 1998. Increased amortization expense is a result of our May 1999 acquisition of K4.

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

     Income Taxes. Our effective tax rate in 1999 and 1998 was 25.3% and 24.5%, respectively (29.0% in 1998 after giving effect to the pro forma adjustment for income taxes). The decrease in the effective tax rate in 1999 was due to the higher operating profits at our factories that operate with tax holidays.

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

QUARTERLY RESULTS

     The following table sets forth our unaudited consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2000. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the K4 packaging and test factory acquired from ASI in May 1999 and the K1, K2 and K3 packaging and test factories acquired from ASI in May 2000 are included in the consolidated financial data from the date of the acquisitions.

     We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report.

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

     We have presented amortization of goodwill and acquired intangibles as a separate line item below gross profit. Previously reported amounts have been reclassified from cost of revenues to conform with the current presentation.

                                                                      QUARTER ENDED
                                -----------------------------------------------------------------------------------------
                                DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                  2000       2000        2000       2000        1999       1999        1999       1999
                                --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net revenues..................  $636,871   $648,576    $547,036   $554,811    $538,274   $501,816    $449,925   $419,957
Cost of revenues -- including
  purchases from ASI..........   465,419    469,518     407,441    439,780     428,367    396,532     379,132    356,785
                                --------   --------    --------   --------    --------   --------    --------   --------
    Gross profit..............   171,452    179,058     139,595    115,031     109,907    105,284      70,793     63,172
                                --------   --------    --------   --------    --------   --------    --------   --------
Operating expenses:
  Selling, general and
    administrative............    53,759     50,083      46,884     41,897      39,559     40,202      34,844     29,933
  Research and development....     8,976      8,838       4,872      3,371       3,352      2,990       2,843      2,251
  Amortization of goodwill and
    other acquired
    intangibles...............    20,925     20,353      15,440      6,362       4,163      7,969       4,203        770
                                --------   --------    --------   --------    --------   --------    --------   --------
         Total operating
           expenses...........    83,660     79,274      67,196     51,630      47,074     51,161      41,890     32,954
                                --------   --------    --------   --------    --------   --------    --------   --------
Operating income..............    87,792     99,784      72,399     63,401      62,833     54,123      28,903     30,218
                                --------   --------    --------   --------    --------   --------    --------   --------
Net income....................  $ 40,890   $ 45,171    $ 30,936   $ 37,156    $ 20,186   $ 26,088    $ 11,520   $ 18,925
                                ========   ========    ========   ========    ========   ========    ========   ========
Basic net income per common
  share.......................  $    .27   $    .30    $    .21   $    .28    $   0.16   $   0.22    $   0.10   $   0.16
                                ========   ========    ========   ========    ========   ========    ========   ========
Diluted net income per common
  share.......................  $    .26   $    .28    $    .20   $    .27    $   0.16   $   0.21    $   0.10   $   0.16
                                ========   ========    ========   ========    ========   ========    ========   ========

                                                                          QUARTER ENDED
                                    -----------------------------------------------------------------------------------------
                                    DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                      2000       2000        2000       2000        1999       1999        1999       1999
                                    --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net revenues......................   100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues -- including
  purchases from ASI..............    73.1        72.4       74.5        79.3       79.6        79.0       84.3        85.0
                                     -----       -----      -----       -----      -----       -----      -----       -----
    Gross profit..................    26.9        27.6       25.5        20.7       20.4        21.0       15.7        15.0
                                     -----       -----      -----       -----      -----       -----      -----       -----
Operating expenses:
  Selling, general and
    administrative................     8.4         7.7        8.6         7.6        7.3         8.0        7.7         7.1
  Research and development........     1.4         1.4        0.9         0.6        0.6         0.6        0.6         0.5
  Amortization of goodwill and
    other acquired intangibles....     3.3         3.1        2.8         1.1        0.7         1.6        1.0         0.2
                                     -----       -----      -----       -----      -----       -----      -----       -----
         Total operating
           expenses...............    13.1        12.2       12.3         9.3        8.6        10.2        9.3         7.8
                                     -----       -----      -----       -----      -----       -----      -----       -----
Operating income..................    13.8        15.4       13.2        11.4       11.7        10.8        6.4         7.2
                                     -----       -----      -----       -----      -----       -----      -----       -----
Net income........................     6.4%        7.0%       5.7%        6.7%       3.8%        5.2%       2.6%        4.5%
                                     =====       =====      =====       =====      =====       =====      =====       =====

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to acquisitions and investments.

     In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of this offering to repay amounts outstanding under our secured bank facilities, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In March 2001, we amended the secured bank facilities to relax certain of the covenants and to provide us with additional operating flexibility. As of December 31, 2000, our total debt outstanding was $1,659.1 million. The principal payments required under long-term debt borrowings on a pro forma basis as of December 31, 2000 to reflect the incurrence in February 2001 of $500.0 million 9.25% senior notes due 2008 and the application of the net proceeds to repay a portion of the amounts outstanding under the secured bank facilities are as follows: 2001 -- $3.6 million, 2002 -- $3.6 million, 2003 -- $53.7 million,
2004 -- $168.1 million, 2005 -- $168.9 million and thereafter -- $1,383.8 million.

     In January 2001, we began operating a joint venture with Toshiba Corporation providing semiconductor packaging and test services in Japan. The joint venture has been named Amkor Iwate Corporation. We own 60% of the joint venture company. Within three years we are required to purchase the remaining 40% of the joint venture operation from Toshiba. The price will be determined based on the performance of the joint venture during the three-year period but cannot exceed 4 billion Japanese Yen (approximately $40 million subject to exchange rate fluctuations). The joint venture took over the operations of the existing packaging and test factory at a Toshiba facility and continues to provide packaging and test services for Toshiba under a long-term supply agreement.

     On March 7, 2001, we announced that in separate transactions, that we will acquire Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. Both TSTC and SSC signed letters of intent enabling negotiations to proceed. Both agreements are expected to be finalized in April 2001. The purchase price will be paid principally through the issuance of additional shares of our common stock.

     In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million. In connection with our acquisition of K1, K2 and K3 we made an additional equity investment in ASI of $459.0 million and as of December 31, 2000 we owned 42% of ASI. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million of cash on hand. The secured bank debt consists of a $900.0 million secured bank facility that includes a $200.0 million revolving credit line. As of December 31, 2000, $120.0 million was available under the revolving credit line. The secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. In conjunction with the private equity financing, we issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase 3.9 million additional shares of our common stock at $27.50 per share.

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

     We have invested significant amounts of capital to increase our packaging and test services capacity. During the last three years we constructed our P4 facility in the Philippines, added capacity in our other factories in the Philippines and Korea and constructed a new research and development facility in the U.S. During 2000, 1999 and 1998, we made capital expenditures of $480.1 million, $242.4 million and $175.8 million, respectively. We expect to spend approximately $250 million in total capital expenditures in 2001, excluding any capital requirements of the companies we expect to acquire in 2001, primarily to support the development of our Flip Chip, System-in-Package, optic and high-end BGA capabilities, and to build out additional manufacturing capacity at our K4 complex in Korea.

     Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

     Net cash provided by operating activities in 2000, 1999, and 1998 was $373.8 million, $293.3 million and $238.0 million, respectively. Net cash used in investing activities in 2000, 1999, and 1998 was $1,744.3 million, $996.7 million and $163.3 million, respectively. Net cash provided by financing activities in 2000, 1999 and 1998 was $1,365.9 million, $573.9 million and $62.0 million, respectively.

     The weakness in demand expected in 2001 for packaging, test and wafer fabrication services will adversely affect our cash flow from operations. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the new secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

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

     At December 31, 2000, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at December 31, 2000, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3.8 million, in peso-based net assets.

     At December 31, 2000, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at December 31, 2000, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $2.5 million, in won-based net assets.

  Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of December 31, 2000, we had a total of $1,659.1 million debt of which 56% was fixed rate debt and 44% was variable rate debt. Our variable rate debt principally consisted of amounts outstanding under our secured bank facilities that included two term loans (Term A and Term B) and a $200.0 million revolving credit line of which $80.0 million was drawn as of December 31, 2000. The fixed rate debt consisted of senior notes, senior subordinated notes and convertible subordinated notes. In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds to repay amounts outstanding under the Term A loans and revolving credit line. Assuming the incurrence of the 9.25% senior notes due 2008 and the application of a portion of the net proceeds to repay amounts outstanding under the Term A loans and the revolving credit line as of December 31, 2000, we would have had on a pro forma basis $1,781.7 million debt outstanding of which 80% would have been fixed rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2000.

                                    YEAR ENDING DECEMBER 31,
                        ------------------------------------------------                              FAIR
                         2001      2002      2003      2004       2005      THEREAFTER     TOTAL      VALUE
                        ------    ------    ------    -------    -------    ----------    -------    -------
Long-term debt:
  Fixed rate debt.....      --        --    50,191         --         --     883,750      933,941    831,141
  Average interest
    rate..............                        5.75%                             8.25%        7.63%
  Variable rate
    debt..............  73,586    73,551    73,556    238,113    266,375          --      725,181    725,181
  Average interest
    rate..............    10.8%     10.8%     10.8%      10.8%      10.8%                    10.8%

  Equity Price Risks

     Our outstanding 5.75% and 5% convertible subordinated notes are convertible into common stock at $13.50 per share and $57.34 per share, respectively. As stated above, we intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their convertible subordinated notes to common stock, our future earnings would benefit from a reduction in interest expense and our earnings on a per share basis would be diluted by the additional common stock issued. Additionally if such conversion were induced by us, our earnings could include an additional charge.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries could have a material adverse effect on our business.

CONDITIONS IN THE SEMICONDUCTOR INDUSTRY HAVE WEAKENED SIGNIFICANTLY AND COULD REMAIN WEAK OR WORSEN -- WE HAVE BEEN, AND MAY CONTINUE TO BE, AFFECTED BY THESE TRENDS.

     The semiconductor industry has weakened significantly recently and conditions are expected to remain weak during 2001. The significant uncertainty throughout the industry related to market demand is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. We experienced a decline in die shipments during the fourth quarter of 2000 relative to the third quarter of 2000. Industry conditions continue to deteriorate, resulting in a weakening of our customer forecasts across substantially all industries and products. There can be no assurance that overall industry conditions will not weaken further or last longer than we currently expect, or what impact such a further or prolonged weakening would have on our business.

FLUCTUATIONS IN OPERATING RESULTS -- OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL.

     Our operating results have varied significantly from period to period. Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others:

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

     - evolutions in the life cycles of our customers' products,

     - rescheduling and cancellation of large orders,

     - erosion of packaging selling prices,

     - fluctuations in wafer fabrication service charges paid to ASI,

     - changes in costs, availability and delivery times of raw materials and components and changes in costs and availability of labor,

     - fluctuations in manufacturing yields,

     - changes in product mix,

     - timing of expenditures in anticipation of future orders,

     - availability and cost of financing for expansion,

     - ability to develop and implement new technologies on a timely basis,

     - competitive factors,

     - changes in effective tax rates,

     - loss of key personnel or the shortage of available skilled workers,

     - international political or economic events,

     - currency and interest rate fluctuations,

     - environmental events, and

     - intellectual property transactions and disputes.

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

RELATIONSHIP WITH ASI -- OUR BUSINESS PERFORMANCE CAN BE ADVERSELY AFFECTED BY ASI'S FINANCIAL PERFORMANCE OR A DISRUPTION IN THE WAFER FABRICATION SERVICES ASI PROVIDES TO US.

     We report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer. As of December 31, 2000 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI.

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

     Beginning in the fourth quarter and continuing into the first quarter of 2001, demand for wafers has deteriorated as a result of a broad based weakness in the semiconductor industry and uncertainty about end market demand. The capacity utilization of ASI's wafer foundry was approximately 47% in December 2000 as compared with a capacity utilization of approximately 89% for all of 2000. We expect our wafer fabrication service results and ASI's operating results will be adversely impacted in 2001. ASI's results impact us through our recording of our share of their results in accordance with the equity method of accounting. The significant uncertainty throughout the industry related to market demand is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry.

ABSENCE OF BACKLOG -- WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND FALLS SUDDENLY.

     Our packaging and test business does not typically operate with any material backlog. We expect that in the future our packaging and test net revenues in any quarter will continue to be substantially dependent upon our customers' demand in that quarter. None of our customers has committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period. In addition, our customers could reduce, cancel or delay their purchases of packaging and test services. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

CUSTOMER CONCENTRATION -- WE GENERATE A LARGE PERCENTAGE OF OUR NET REVENUES FROM A RELATIVELY SMALL GROUP OF CUSTOMERS WHO HAVE NO MINIMUM PURCHASE OBLIGATIONS.

     We derive substantially all of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 14.1% and 16.5% of net revenues in 2000 and 1999, respectively. Revenues for services provided to TI prior to 1999 were less than 10%. Intel Corporation, accounted for approximately 14.1% and 20.6% of net revenues in 1999 and 1998, respectively. Revenues for services provided to Intel for 2000 did not exceed 10%. Our company's five largest customers collectively accounted for 34.8%, 43.6% and 41.6% of net revenues in 2000, 1999 and 1998, respectively. The companies that constitute our five largest customers vary. For 2000, we had eleven customers that each represented greater than 3% of our net revenues and that group collectively accounted for 55.6% of our net revenues. Our ability to maintain close, satisfactory relationships with these customers is important to the ongoing success and profitability of our business. We expect that we will continue to be dependent upon a small number of customers for a significant portion of our revenues in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN KOREA AND THE PHILIPPINES. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

     We provide packaging and test services through our factories located in the Philippines and Korea. We also source wafer fabrication services from ASI's wafer fabrication facility in Korea. In addition, we have limited operations in Japan and are beginning operations in China. Moreover, many of our customers' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

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

     In order to manage our growth, we must continue to implement additional operating and financial systems and controls. For example, we currently are in the process of implementing a new management enterprise resource planning system. If we fail to successfully implement such systems and controls in a timely and cost-effective manner as we grow, our business and financial performance could be materially adversely affected.

     Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. In addition, in connection with our expansion plans, we will be required to increase the number of qualified engineers and other employees at our existing factories, as well as factories we may acquire. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. We cannot assure you that we will continue to be successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

     Our wafer fabrication business depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed. The capacity utilization of ASI's wafer foundry has decreased significantly in 2001 as a result of the weakness in the semiconductor industry. Texas Instruments as of the date of this filing was not meeting the minimum purchase commitment and we along with ASI are negotiating a resolution of the shortfall with Texas Instruments.

     Texas Instruments has transferred certain of its complementary metal oxide silicon ("CMOS") process technology to ASI, and ASI is dependent upon Texas Instruments' assistance for developing other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover 0.25 micron and 0.18 micron CMOS process technology. Texas Instruments has not granted ASI a license under Texas Instruments' patents to manufacture semiconductor wafers for third parties. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company's and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT CHANGES ADVERSELY.

     We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality and (4) at competitive prices.

RAPID TECHNOLOGICAL CHANGE -- OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

     The complexity and breadth of both semiconductor packaging and test services and wafer fabrication are rapidly changing. As a result, we expect that we will need to offer more advanced package designs and new wafer fabrication technology in order to respond to competitive industry conditions and customer requirements. Our success depends upon the ability of our company and ASI to develop and implement new manufacturing processes and package design technologies. The need to develop and maintain advanced packaging and wafer fabrication capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types or advanced wafer designs that could adversely affect our ability to meet customer orders.

     Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design and wafer fabrication technology or obtain access to advanced package designs and wafer fabrication technology developed by others, our business could suffer.

COMPETITION -- WE COMPETE AGAINST LARGE AND ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST BUSINESS AND THE WAFER FABRICATION BUSINESS.

     The independent semiconductor packaging and test market is very competitive. This sector is comprised of 13 principal companies. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

ENVIRONMENTAL REGULATIONS -- FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON OUR MANUFACTURING OPERATIONS.

     The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as environmental regulations in Korea and the Philippines, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.

     Increasingly, public attention has focused on the environmental impact of semiconductor manufacturing operations and the risk to neighbors of chemical releases from such operations. In the future, applicable land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations, (3) subject us to liability or (4) cause us to curtail our operations.

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     As of February 2001, we held 88 U.S. patents, we had 206 pending patents and we were preparing an additional 55 patent applications for filing. In addition to the U.S. patents, we held 619 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes a valid claim against us, we could be required to:

     - discontinue the use of certain processes;

     - cease the manufacture, use, import and sale of infringing products;

     - pay substantial damages;

     - develop non-infringing technologies; or

     - acquire licenses to the technology we had allegedly infringed.

     Our business, financial condition and results of operations could be materially and adversely affected by any of these negative developments.

     In addition, Texas Instruments has granted ASI very limited licenses under certain technology agreements, including a license under Texas Instruments' trade secret rights to use Texas Instruments' technology in connection with ASI's provision of wafer fabrication services. However, Texas Instruments has not granted ASI a license under Texas Instruments' patents to manufacture semiconductor wafers for third parties. Furthermore, Texas Instruments has reserved the right to bring infringement claims against our customers or customers of ASI with respect to semiconductor wafers purchased from us or ASI. Such customers and others could in turn subject us or ASI to litigation in connection with the sale of semiconductor wafers produced by ASI.

CONTINUED CONTROL BY EXISTING STOCKHOLDERS -- MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN DETERMINE THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of December 31, 2000, Mr. James Kim and members of his family beneficially owned approximately 51% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters could include:

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

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Substantial Leverage. We now have, and for the foreseeable future will have, a significant amount of indebtedness. In addition, despite current debt levels, the terms of the indentures governing our indebtedness do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

     Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

     Our substantial indebtedness could:

     - increase our vulnerability to general adverse economic and industry conditions;

     - limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

     - require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

     - limit our flexibility to react to changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage to any of our competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

     - developments affecting ASI; and

     - or other events or factors, many of which are out of our control.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of information regarding quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Accountants...........................     37
Consolidated Statements of Income -- Years ended December
  31, 2000, 1999 and 1998...................................     38
Consolidated Balance Sheets -- December 31, 2000 and 1999...     39
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998....................     40
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................     41
Notes to Consolidated Financial Statements..................     42
Reports of Independent Public Accountants...................  63-66
Schedule II -- Valuation and Qualifying Accounts............     67

     In addition, pursuant to General Instruction G(1) of Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934, as amended, the following financial information of Anam Semiconductor, Inc. required to be included in this Report by Rule 3-09 of Regulation S-K is incorporated by reference from our Report on 8-K dated April 2, 2001:

Reports of Independent Accountants
Consolidated Balance Sheets -- December 31, 2000 and 1999
Consolidated Statements of Income -- Years ended December
  31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity
  (Deficit) -- Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Amkor Technology, Inc.:

     In our opinion, based on our audit and the report of another auditor, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc. both wholly owned subsidiaries, collectively referred to herein as ATP, which combined financial statements reflect total assets and operating expenses (including cost of revenues) of 21% and 17%, respectively, of the related consolidated totals at December 31, 2000 and for the year then ended. The combined financial statements of ATP were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditor. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 2, 2001

                             AMKOR TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES...........................................  $2,387,294    $1,909,972    $1,567,983
COST OF REVENUES -- including purchases from ASI.......   1,782,158     1,560,816     1,307,150
                                                         ----------    ----------    ----------
GROSS PROFIT...........................................     605,136       349,156       260,833
                                                         ----------    ----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative..................     192,623       144,538       118,392
  Research and development.............................      26,057        11,436         8,251
  Amortization of goodwill and other acquired
     intangibles.......................................      63,080        17,105         1,454
                                                         ----------    ----------    ----------
     Total operating expenses..........................     281,760       173,079       128,097
                                                         ----------    ----------    ----------
OPERATING INCOME.......................................     323,376       176,077       132,736
                                                         ----------    ----------    ----------
OTHER (INCOME) EXPENSE:
  Interest expense, net................................     119,840        45,364        18,005
  Foreign currency losses..............................       4,812           308         4,493
  Other expense, net...................................       1,295        25,117         9,503
                                                         ----------    ----------    ----------
     Total other expense...............................     125,947        70,789        32,001
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES, EQUITY IN LOSS OF INVESTEES
  AND MINORITY INTEREST................................     197,429       105,288       100,735
PROVISION FOR INCOME TAXES.............................      22,285        26,600        24,716
EQUITY IN LOSS OF INVESTEES............................     (20,991)       (1,969)           --
MINORITY INTEREST......................................          --            --           559
                                                         ----------    ----------    ----------
NET INCOME.............................................  $  154,153    $   76,719    $   75,460
                                                         ==========    ==========    ==========
Basic net income per common share......................  $     1.06    $     0.64    $     0.71
                                                         ==========    ==========    ==========
Diluted net income per common share....................  $     1.02    $     0.63    $     0.70
                                                         ==========    ==========    ==========
Shares used in computing net income per common share:
  Basic................................................     145,806       119,341       106,221
                                                         ==========    ==========    ==========
  Diluted..............................................     153,223       135,067       116,596
                                                         ==========    ==========    ==========
PRO FORMA DATA (UNAUDITED):
  Historical income before income taxes and minority
     interest..........................................                              $  100,735
  Pro forma provision for income taxes.................                                  29,216
                                                                                     ----------
  Pro forma income before minority interest............                                  71,519
  Historical minority interest.........................                                     559
                                                                                     ----------
  Pro forma net income.................................                              $   70,960
                                                                                     ==========
  Basic pro forma net income per common share..........                              $     0.67
                                                                                     ==========
  Diluted pro forma net income per common share........                              $     0.66
                                                                                     ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   93,517    $   98,045
  Short-term investments....................................          --       136,595
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,426
      and $2,443............................................     301,915       157,281
     Due from affiliates....................................       1,634         6,278
     Other..................................................       6,465         6,469
  Inventories...............................................     108,613        91,465
  Other current assets......................................      36,873        11,117
                                                              ----------    ----------
          Total current assets..............................     549,017       507,250
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, net..........................   1,478,510       859,768
                                                              ----------    ----------
INVESTMENTS.................................................     501,254        63,672
                                                              ----------    ----------
OTHER ASSETS:
  Due from affiliates.......................................      25,013        27,858
  Goodwill and acquired intangibles, net....................     737,593       233,532
  Other.....................................................     101,897        63,009
                                                              ----------    ----------
                                                                 864,503       324,399
                                                              ----------    ----------
          Total assets......................................  $3,393,284    $1,755,089
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft............................................  $   25,731    $   16,209
  Short-term borrowings and current portion of long-term
     debt...................................................      73,586         6,465
  Trade accounts payable....................................     133,047       122,147
  Due to affiliates.........................................      32,534        37,913
  Accrued expenses..........................................     129,301        88,577
  Accrued income taxes......................................      52,232        41,587
                                                              ----------    ----------
          Total current liabilities.........................     446,431       312,898
LONG-TERM DEBT..............................................   1,585,536       687,456
OTHER NONCURRENT LIABILITIES................................      46,483        16,994
                                                              ----------    ----------
          Total liabilities.................................   2,078,450     1,017,348
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value, 10,000 shares
     authorized designated Series A, none issued............          --            --
  Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 152,118 in 2000 and 130,660
     in 1999................................................         152           131
  Additional paid-in capital................................     975,026       551,964
  Retained earnings.........................................     343,886       189,733
  Receivable from stockholder...............................      (3,276)       (3,276)
  Accumulated other comprehensive loss......................        (954)         (811)
                                                              ----------    ----------
          Total stockholders' equity........................   1,314,834       737,741
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $3,393,284    $1,755,089
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                                                           OTHER
                                COMMON STOCK     ADDITIONAL              RECEIVABLE    COMPREHENSIVE
                              ----------------    PAID-IN     RETAINED      FROM          INCOME                    COMPREHENSIVE
                              SHARES    AMOUNT    CAPITAL     EARNINGS   STOCKHOLDER      (LOSS)         TOTAL         INCOME
                              -------   ------   ----------   --------   -----------   -------------   ----------   -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1997......................   82,610    $ 46     $ 20,871    $ 70,621     $    --         $(663)      $   90,875
  Net income................       --      --           --      75,460          --            --           75,460     $ 75,460
  Unrealized losses on
    investments.............       --      --           --          --          --          (556)            (556)        (556)
  Currency translation
    adjustments,
    reclassification for
    loss included in net
    income..................       --      --           --          --          --           663              663          663
                                                                                                                      --------
  Comprehensive income......                                                                                          $ 75,567
                                                                                                                      ========
  Distributions.............       --      --           --     (33,100)         --            --          (33,100)
  Issuance of 35.25 million
    common shares in public
    offering, net...........   35,250      35      360,228          --          --            --          360,263
  Acquisition of AKI........       --      (1)          --      (3,243)         --            --           (3,244)
  Change in par value of
    stock in connection with
    a reorganization........       --      38          (38)         --          --            --               --
                              -------    ----     --------    --------     -------         -----       ----------
BALANCE AT DECEMBER 31,
  1998......................  117,860     118      381,061     109,738          --          (556)         490,361
  Net income................       --      --           --      76,719          --            --           76,719     $ 76,719
  Unrealized losses on
    investments, net of
    tax.....................       --      --           --          --          --          (255)            (255)        (255)
                                                                                                                      --------
  Comprehensive income......                                                                                          $ 76,464
                                                                                                                      ========
  Issuance of stock through
    employee stock purchase
    plan and stock
    options.................      664      --        3,875          --          --            --            3,875
  Receivable from
    stockholder.............       --      --           --       3,276      (3,276)           --               --
  Debt conversion...........   12,136      13      167,028          --          --            --          167,041
                              -------    ----     --------    --------     -------         -----       ----------
BALANCE AT DECEMBER 31,
  1999......................  130,660     131      551,964     189,733      (3,276)         (811)         737,741
  Net income................       --      --           --     154,153          --            --          154,153     $154,153
  Unrealized losses on
    investments, net of
    tax.....................       --      --           --          --          --          (143)            (143)        (143)
                                                                                                                      --------
  Comprehensive income......                                                                                          $154,010
                                                                                                                      ========
  Issuance of 20.5 million
    common stock shares and
    3.9 million common stock
    warrants................   20,500      21      409,980          --          --            --          410,001
  Issuance of stock through
    employee stock purchase
    plan and stock
    options.................      710      --        9,622          --          --            --            9,622
  Debt conversion...........      248      --        3,460          --          --            --            3,460
                              -------    ----     --------    --------     -------         -----       ----------
BALANCE AT DECEMBER 31,
  2000......................  152,118    $152     $975,026    $343,886     $(3,276)        $(954)      $1,314,834
                              =======    ====     ========    ========     =======         =====       ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              -----------   ---------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   154,153   $  76,719   $  75,460
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................      325,896     176,866     118,022
    Amortization of deferred debt issuance costs............        7,013       3,466       1,217
    Debt conversion expense.................................          272      17,381          --
    Provision for accounts receivable.......................          (17)     (3,500)      1,719
    Provision for excess and obsolete inventory.............       10,000       6,573       7,200
    Deferred income taxes...................................       (8,255)      9,418       1,250
    Equity in loss of investees.............................       20,991       4,591          --
    Loss on sale of fixed assets and investments............        1,355       1,805       2,500
    Minority interest.......................................           --          --         559
  Changes in assets and liabilities excluding effects of
    acquisitions --
    Accounts receivable.....................................      (72,914)    (44,526)      4,742
    Repurchase of accounts receivable and settlement of
     security agreement.....................................      (71,500)     (2,700)    (16,500)
    Other receivables.......................................        2,884        (555)     (1,021)
    Inventories.............................................      (23,871)    (12,063)     23,042
    Due to/from affiliates, net.............................        2,110      35,403     (11,117)
    Other current assets....................................      (17,977)      1,601       6,709
    Other non-current assets................................      (19,582)    (15,088)     (8,061)
    Accounts payable........................................       12,953      27,474     (12,489)
    Accrued expenses........................................       32,561      13,117      33,489
    Accrued income taxes....................................       10,645       2,695      11,924
    Other long-term liabilities.............................        7,108      (5,380)       (685)
                                                              -----------   ---------   ---------
      Net cash provided by operating activities.............      373,825     293,297     237,960
                                                              -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................     (480,074)   (242,390)   (107,889)
  Acquisition of K1, K2 and K3, net of cash acquired........     (927,290)         --          --
  Investment in ASI.........................................     (459,000)    (41,638)         --
  Acquisition of Integra Technologies, LLC..................      (17,602)         --          --
  Acquisition of K4.........................................           --    (575,000)         --
  Acquisition of AAPMC......................................           --      (2,109)         --
  Acquisition of minority interest in AAP...................           --          --     (33,750)
  Acquisition of AKI........................................           --          --      (3,244)
  Sale of property, plant and equipment.....................        2,823          --         121
  Proceeds from the sale (purchase) of investments..........      136,879    (135,595)    (18,550)
                                                              -----------   ---------   ---------
      Net cash used in investing activities.................   (1,744,264)   (996,732)   (163,312)
                                                              -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank overdrafts and short-term borrowings...        5,975     (24,264)   (173,565)
  Net proceeds from issuance of long-term debt..............    1,027,479     603,569     203,170
  Payments of long-term debt................................      (87,166)     (9,287)   (158,833)
  Net proceeds from the issuance of 20.5 million common
    shares in a private equity offering.....................      410,001
  Net proceeds from issuance of 35.25 million common shares
    in public offering......................................           --          --     360,263
  Proceeds from issuance of stock through employee stock
    purchase plan and stock options.........................        9,622       3,875          --
  Proceeds from issuance of Anam USA, Inc. debt.............           --          --     522,116
  Payments of Anam USA, Inc. debt...........................           --          --    (658,029)
  Distributions to stockholders.............................           --          --     (33,100)
                                                              -----------   ---------   ---------
      Net cash provided by financing activities.............    1,365,911     573,893      62,022
                                                              -----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (4,528)   (129,542)    136,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       98,045     227,587      90,917
                                                              -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    93,517   $  98,045   $ 227,587
                                                              ===========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $   111,429   $  45,500   $  27,730
    Income taxes............................................  $    18,092   $  13,734   $  12,908

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (U.S. DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND DOLLAR PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries. All of the company's subsidiaries are wholly-owned except for a small number of shares of each of the Philippine subsidiaries which are required to be owned by directors of these companies pursuant to Philippine law. The consolidated financial statements reflect the elimination of all significant intercompany accounts and transactions. The investments in and the operating results of 20% to 50% owned companies are included in the consolidated financial statements using the equity method of accounting.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform with the current presentation principally the presentation of the amortization of goodwill and other acquired intangibles.

  Foreign Currency Translation

     Substantially all of the foreign subsidiaries and investee companies use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities which were originally denominated in a foreign currency are translated into U.S. dollars at month-end exchange rates. Non-monetary items which were originally denominated in foreign currencies are translated at historical rates. Gains and losses from such translation and from transactions denominated in foreign currencies are included in other (income) expense.

  Concentrations of Credit Risk

     Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable, cash and cash equivalents and short-term investments. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have mitigated our credit risk with respect to cash and cash equivalents, as well as short-term investments, through diversification of our holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, high grade municipal bonds, commercial paper and preferred stocks.

  Risks and Uncertainties

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, uncertainty as to the demand from our customers over both the long-and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc.
(ASI) for all of our wafer fabrication output, our reliance on a relatively small group of principal customers, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, availability of manufacturing capacity and fluctuations in manufacturing yields, the availability of financing, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, our difficulties managing our growth, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations and the results of ASI as it impacts our financial results.

                             AMKOR TECHNOLOGY, INC.

  Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $262.0 million, $158.9 million and $116.4 million for 2000, 1999 and 1998, respectively.

  Goodwill and Acquired Intangibles

     Goodwill is recorded when there is an excess of the cost of an acquisition over the fair market value of the net tangible and identifiable intangible assets acquired. Acquired intangibles includes patents and workforce-in-place. Goodwill and acquired intangibles are amortized on a straight-line basis over a period of ten years. The unamortized balances recorded for goodwill and acquired intangibles are evaluated periodically for potential impairment based on the future estimated cash flows of the acquired businesses.

  Other Noncurrent Assets

     Other noncurrent assets consist principally of deferred debt issuance costs, security deposits, the cash surrender value of life insurance policies, deferred income taxes and tax credits.

  Other Noncurrent Liabilities

     Other noncurrent liabilities consist primarily of pension obligations and noncurrent income taxes payable.

  Income Taxes and Pro Forma Income Statement Data

     Amkor Electronics, Inc. (AEI), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. The accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate

                             AMKOR TECHNOLOGY, INC.

level. The receivable from stockholder included in stockholders' equity represents the balance due from Mr. & Mrs. Kim and the Kim Family Trusts related to the finalization of AEI's tax returns.

  Revenue Recognition and Risk of Loss

     Our company does not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Revenues from packaging semiconductors and performing test services are recognized upon shipment or completion of the services. We record wafer fabrication services revenues upon shipment of completed wafers. Such policies are consistent with provisions in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We will adopt this statement during the first quarter of 2001 and we believe that the impact of adoption on the financial statements will not be material.

2. RELATIONSHIP WITH ANAM SEMICONDUCTOR INC.

     On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3, for a purchase price of $950.0 million. In addition we made a commitment to a $459.0 million equity investment in ASI. Pursuant to the commitment we made an equity investment in ASI of $309.0 million on May 1, 2000. We fulfilled the remaining equity investment commitment of $150.0 million in three installments of which $30.0 million was invested on June 30, 2000, $60.0 million was invested on August 30, 2000 and October 27, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of new secured bank debt and approximately $103 million from cash on hand. As of December 31, 2000, we had invested a total of $500.6 million in ASI including an equity investment of $41.6 million made on October 1999. We owned as of December 31, 2000 42% of the outstanding voting stock of ASI. We will continue to report ASI's results in our financial statements through the equity method of accounting.

     The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of December 31, 2000, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $154.1 million.

                             AMKOR TECHNOLOGY, INC.

     The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $555.8 million and are being amortized on a straight-line basis over a 10 year period. Acquired intangibles include the value of acquired patent rights and of a workforce-in-place. The fair value of the assets acquired and liabilities assumed was approximately $394 million for fixed assets, $9 million for inventory and other assets, and $9 million for assumed liabilities.

     On May 17, 1999, we purchased ASI's packaging and test business known as K4. The purchase price for K4 was $575.0 million in cash plus the assumption of approximately $7.0 million of employee benefit liabilities. The acquisition was accounted for as a purchase. Accordingly, the results of K4 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $222.9 million and are being amortized on a straight-line basis over a 10 year period. The fair value of the assets acquired and liabilities assumed was approximately $359 million for fixed assets and $7 million for assumed liabilities.

     On July 1, 1999, we acquired the stock of Anam/Amkor Precision Machine Company (AAPMC) for $3.8 million, which was paid to ASI during June 1999. AAPMC supplies machine tooling used by us at our Philippine operations. As an interim step to this acquisition, during April 1999, we assumed and repaid $5.7 million of AAPMC's debt. The acquisition was financed through available working capital and was accounted for as a purchase. Accordingly, the results of AAPMC have been included in the accompanying consolidated financial statements since the date of acquisition and goodwill of approximately $2.0 million was recorded as of the date of acquisition and is being amortized on a straight-line basis over a ten year period. The historical operating results of AAPMC are not material in relation to our operating results.

     On June 1, 1998, we purchased ASI's 40% interest in Amkor/Anam Pilipinas, Inc. (AAP) for $33.8 million. The acquisition was accounted for using the purchase method of accounting which resulted in the elimination of the minority interest liability reflected on the consolidated balance sheet and the recording of approximately $23.9 million of goodwill which is being amortized over 10 years.

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

                             AMKOR TECHNOLOGY, INC.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                                2000               1999
                                                            -------------      -------------
                                                                  (IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)
Net revenues..............................................   $2,397,515         $1,941,109
Gross profit..............................................      675,172            574,265
Operating income..........................................      366,686            311,777
Income before income taxes and equity in income (loss) of
  investees...............................................      215,904            147,140
Net income................................................      172,518            126,042
Earnings per share:
     Basic net income per common share....................         1.14               0.90
     Diluted net income per common share..................         1.10               0.89
Depreciation expense......................................      285,256            238,741
Amortization of goodwill and acquired intangibles.........       81,607             83,436

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the year ended December 31, 2000 and 1999 related to our investments in ASI, pro forma net income would have been $160.8 million and $64.9 million, respectively, and pro forma earnings per share on a diluted basis would have been $1.02 and $0.46, respectively.

  Financial Information for ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI, reflecting ASI's packaging and test operations as discontinued operations within their results of operations. ASI's net income for the year ended December 31, 2000 includes a $434.2 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues.......................................  $344,792    $285,925    $221,098
Gross profit.......................................    38,307      46,293      (9,380)
Loss from continuing operations....................   (19,703)   (169,759)   (957,165)
Net income.........................................   450,641     109,865    (847,533)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including current portion of restricted cash and bank
  deposits..................................................    $215,008       $  202,969
Property, plant and equipment, net..........................     816,779        1,037,935
Current assets..............................................     303,486          311,866
Noncurrent assets (including property, plant and
  equipment)................................................     966,387        1,175,603
Current liabilities.........................................     165,665          301,785
Total debt..................................................     294,004        1,447,975
Noncurrent liabilities (including debt).....................     342,882        1,483,434
Total stockholders' equity (deficit)........................     761,326         (297,750)

                             AMKOR TECHNOLOGY, INC.

     ASI's business had been severely affected by the economic crisis in Korea. ASI has traditionally operated with a significant amount of debt relative to its equity and has contractually guaranteed the debt obligations of certain affiliates and subsidiaries. ASI was part of the Korean financial restructuring program known as "Workout" beginning in October 1998. The Workout program was the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. The process involved negotiation between the related banks and ASI, and did not involve the judicial system. The Workout process restructured the terms of ASI's bank debt, however, it did not impact debts outstanding with trade creditors, including indebtedness with our company. ASI's operations continued uninterrupted during the process. ASI was released from workout with its Korean creditor banks on July 18, 2000.

     We have a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the wafer fabrication services supply agreement, we continue to have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2000, 1999 and 1998 were $499.8 million, $714.5 million and $573.8 million.
Additionally, other services performed by ASI and its affiliates included in interest expense for the years ended December 31, 2000, 1999 and 1998 were $1.6 million, $1.4 million and $2.2 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2000, 1999 and 1998 were $38.8 million, $18.4 million and $11.1 million.

3. ACCOUNTS RECEIVABLE SALE AGREEMENT

     Effective July 1997 we entered into an agreement to sell receivables with certain banks. The transaction qualified as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, the participating banks committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable, up to a maximum of $100.0 million. Losses on receivables sold under the agreement were approximately $1.1 million, $4.3 million and $4.7 million in 2000, 1999 and 1998, respectively, and are included in other expense, net. In March 2000, we terminated the agreement and repurchased approximately $71.5 million of accounts receivable.

4. INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines and Korea. Components of inventories follow:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Raw materials and purchased components......................  $ 99,570    $81,379
Work-in-process.............................................     9,043     10,086
                                                              --------    -------
                                                              $108,613    $91,465
                                                              ========    =======

                             AMKOR TECHNOLOGY, INC.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Land........................................................  $   80,048    $   38,349
Buildings and improvements..................................     445,785       303,077
Machinery and equipment.....................................   1,506,774       883,057
Furniture, fixtures and other equipment.....................      79,691        52,866
Construction in progress....................................      70,753        47,393
                                                              ----------    ----------
                                                               2,183,051     1,324,742
Less -- Accumulated depreciation and amortization...........    (704,541)     (464,974)
                                                              ----------    ----------
                                                              $1,478,510    $  859,768
                                                              ==========    ==========

6. INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Equity investments under the equity method:
  ASI (ownership of 42% and 18%, respectively)..............  $478,943    $39,927
  Other equity investments (20% -- 50% owned)
     Taiwan Semiconductor Technology Corporation............    17,488     18,456
     Other..................................................       664        860
                                                              --------    -------
          Total equity investments..........................   497,095     59,243
Marketable securities classified as available for sale......     4,159      4,429
                                                              --------    -------
                                                              $501,254    $63,672
                                                              ========    =======

     On October 21, 1998, we entered into a joint venture, Taiwan Semiconductor Technology Corporation ("TSTC"), with Taiwan Semiconductor Manufacturing Corporation, Acer Inc., United Test Center and Chinfon Semiconductor & Technology Company. TSTC, which commenced operations in 1999, provides packaging services primarily for the Taiwan market and Taiwan foundry output. We committed to invest an estimated total of $40.0 million in TSTC (See Note 16). As of December 31, 2000, we own a 25% interest in TSTC and the total investment we made was $20.0 million of which $10.0 million interest was acquired from ASI. Our investment in TSTC is accounted for using the equity method of accounting.

                             AMKOR TECHNOLOGY, INC.

7. DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Short-term borrowings.......................................  $       --    $  3,386
$900.0 million secured bank facility:
  Term A loan, LIBOR plus 2.75% due March 2005..............     297,500          --
  Term B loan, LIBOR plus 3% due September 2005.............     347,375          --
  $200.0 million revolving line of credit, LIBOR plus 2.75%
     due March 2005.........................................      80,000          --
Senior notes, 9.25%, due May 2006...........................     425,000     425,000
Senior subordinated notes, 10.5%, due May 2009..............     200,000     200,000
Convertible subordinated notes, 5.75%, due May 2003.........      50,191      53,435
Convertible subordinated notes, 5%, due March 2007..........     258,750          --
Note payable, interest at bank's prime, due in installments
  with balance due April 2004...............................          --      11,472
Other, primarily capital lease obligations and other debt...         306         628
                                                              ----------    --------
                                                               1,659,122     693,921
Less -- Short-term borrowings and current portion of
  long-term debt............................................     (73,586)     (6,465)
                                                              ----------    --------
                                                              $1,585,536    $687,456
                                                              ==========    ========

     In March 2000, we issued $258.8 million of convertible subordinated notes due March 2007. The notes accrue interest at a rate of 5% per annum and are convertible into Amkor common stock at any time at a conversion price of $57.34 per share. The 5.75% convertible subordinated notes due May 2003 are convertible into Amkor common stock at any time at a conversion price of $13.50 per share.

     In May 2000, we incurred $750.0 million of secured bank debt related to our acquisition of K1, K2 and K3 and investment in ASI. The secured bank debt consists of a $900.0 million secured bank facility that includes a $200.0 million revolving credit line and two term loans with interest rates that vary with LIBOR. The secured bank debt provides for amortization of the drawn amount over a five to a five and one-half year period and quarterly principal and interest payments. Under the terms of the secured bank facility, we are required to make mandatory prepayments out of a portion of any excess cash flow, as defined in the agreement, as well as out of net proceeds of certain asset sales and the net proceeds of certain issuances of debt or equity securities, subject to certain exceptions. The bank facility is secured by our domestic assets, certain intercompany loans and our equity investment in ASI. The bank facility includes financial covenants, as well as covenants restricting our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. Such covenants have been amended in 2000 and January 2001 to provide for greater flexibility in making investments in acquisitions, joint ventures and capital expenditures. The senior notes and senior subordinated notes also contain restrictive covenants.

     In connection with our issuance of the convertible notes due March 2007 and our secured bank facility during the year ended December 31, 2000, we incurred debt issuance costs of $9.3 million and $20.2 million. The debt issuance costs have been deferred and amortized over the life of the associated debt and are included, net of amortization, in other noncurrent assets in the consolidated balance sheet.

     During the fourth quarter of 1999 and continuing into 2000, we completed an early conversion of the 5.75% convertible subordinated notes due May 2003. During the year ended December 31, 2000, we exchanged approximately 248,000 shares of our common stock for $3.2 million of the convertible subordinated

                             AMKOR TECHNOLOGY, INC.

notes. During the year ended December 31, 1999, we exchanged 12.1 million shares of common stock for $153.6 million of convertible subordinated notes. The fair value of the shares of common stock issued in excess of the shares required for conversion of the notes was $0.3 million and $17.4 million for the year ended December 31, 2000 and 1999, respectively, and such amounts were expensed and are included in other expense in the accompanying consolidated statements of income.

     At December 31, 1999, short-term borrowings consisted of various operating lines of credit and working capital facilities which were repaid in their entirety and no short-term facilities were outstanding as of December 31, 2000. For 1999, the weighted average interest rate on these borrowings was 11.7%.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $14.2 million, $19.9 million and $9.1 million in 2000, 1999 and 1998, respectively, in the accompanying consolidated statements of income. The principal payments required under long-term debt borrowings at December 31, 2000 are as follows: 2001 -- $73.6 million, 2002 -- $73.6 million, 2003 -- $123.7 million, 2004 -- $238.1 million,
2005 -- $266.4 million and thereafter -- $883.8 million.

8. STOCKHOLDERS' EQUITY

     In connection with a $410.0 million private equity offering in May 2000, we issued 20.5 million shares of our common stock and granted warrants that expire four years from issuance to purchase 3.9 million additional shares of our common stock at $27.50 per share. The estimated fair value of the stock warrants of $35.0 million is included in additional paid-in capital on our consolidated balance sheet.

9. EMPLOYEE BENEFIT PLANS

  U.S. Defined Contribution Plan

     Our company has a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to 13% of salary to the plan and the company matches 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $1.8 million, $1.8 million and $1.4 million in 2000, 1999 and 1998, respectively.

  Philippine Pension Plan

     Our Philippine subsidiaries sponsor a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

     The components of net periodic pension cost for the our Philippine defined benefit plan are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2000       1999       1998
                                                          -------    -------    ------
                                                                 (IN THOUSANDS)
Service cost of current period..........................  $ 1,862    $ 2,153    $1,618
Interest cost on projected benefit obligation...........    1,468      1,563     1,209
Expected return on plan assets..........................   (1,092)    (1,083)     (879)
Amortization of transition obligation and actuarial
  gains/losses..........................................       66        137        79
                                                          -------    -------    ------
     Total pension expense..............................  $ 2,304    $ 2,770    $2,027
                                                          =======    =======    ======

                             AMKOR TECHNOLOGY, INC.

     It is our policy to make contributions sufficient to meet the minimum contributions required by law and regulation. The following table sets forth the funded status of our Philippine defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $15,384    $13,567
  Service cost..............................................    1,862      2,153
  Interest cost.............................................    1,468      1,563
  Actuarial loss (gain).....................................    1,598       (356)
  Foreign exchange gain.....................................   (2,982)      (388)
  Benefits paid.............................................     (745)    (1,155)
                                                              -------    -------
  Projected benefit obligation at end of year...............   16,585     15,384
                                                              -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year............   10,669      8,204
  Actual return on plan assets..............................    2,187      2,107
  Employer contribution.....................................    1,542      1,748
  Foreign exchange gain.....................................   (2,068)      (235)
  Benefits paid.............................................     (745)    (1,155)
                                                              -------    -------
  Fair value of plan assets at end of year..................   11,585     10,669
                                                              -------    -------
Funded status:
  Projected benefit obligation in excess of plan assets.....    5,000      4,715
  Unrecognized actuarial loss...............................   (1,369)    (1,011)
  Unrecognized transition obligation........................     (601)      (826)
                                                              -------    -------
  Accrued pension costs.....................................  $ 3,030    $ 2,878
                                                              =======    =======

     The discount rate used in determining the projected benefit obligation was 12% as of December 31, 2000, 1999 and 1998. The rates of increase in future compensation levels was and 11% as of December 31, 2000, 1999 and 1998. The expected long-term rate of return on plan assets was 12% as of December 31, 2000, 1999 and 1998. These rates reflect economic and market conditions in the Philippines. The fair value of plan assets include an investment in our common stock of approximately $1.6 million at December 31, 2000.

  Korean Severance Plan

     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. Contributed amounts are

                             AMKOR TECHNOLOGY, INC.

refunded from the National Pension Plan to employees on their retirement. Accrued severance benefits are as follows:

                                                               DECEMBER 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Balance at December 31, 1999................................     $ 1,794
Increase resulting from the acquisition of K1, K2 and K3....      23,195
Provision of severance benefits.............................      12,276
Severance payments..........................................      (1,894)
Gain on foreign currency translation........................      (3,925)
                                                                 -------
                                                                  31,446
Payments remaining with the Korean National Pension Fund....      (1,941)
                                                                 -------
Balance at December 31, 2000................................     $29,505
                                                                 =======

10. INCOME TAXES

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
                                                                 (IN THOUSANDS)
Current:
  Federal.............................................  $ 2,149     $ 9,928     $18,316
  State...............................................     (159)      1,746       4,426
  Foreign.............................................   28,550       5,508         724
                                                        -------     -------     -------
                                                         30,540      17,182      23,466
                                                        -------     -------     -------
Deferred:
  Federal.............................................   (6,869)        532         282
  Foreign.............................................   (1,386)      8,886         968
                                                        -------     -------     -------
                                                         (8,255)      9,418       1,250
                                                        -------     -------     -------
     Total provision..................................  $22,285     $26,600     $24,716
                                                        =======     =======     =======

                             AMKOR TECHNOLOGY, INC.

     The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Federal statutory rate......................................  $ 69,101    $ 36,162    $35,257
Deferred taxes established at termination of S Corp. status
  of AEI....................................................        --          --     (1,954)
Income of foreign subsidiaries subject to tax holiday.......   (43,367)    (14,860)    (9,129)
Foreign exchange (losses) gains recognized for income
  taxes.....................................................      (382)      8,023     12,602
Change in valuation allowance...............................     5,898     (11,084)    (8,079)
Difference in rates on foreign subsidiaries.................    (8,142)       (630)    (3,377)
State taxes, net of federal benefit.........................      (661)      2,028      2,877
Goodwill and other permanent differences....................      (162)      6,961      1,019
S Corp. status of AEI through April 28, 1998................        --          --     (4,500)
                                                              --------    --------    -------
     Total..................................................  $ 22,285    $ 26,600    $24,716
                                                              ========    ========    =======

     The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       --------    --------    ---------
                                                                (IN THOUSANDS)
Deferred tax assets (liabilities):
  Retirement benefits................................  $   378     $   463     $  1,038
  Other accrued liabilities..........................    1,934       2,579        4,571
  Receivables........................................      517         523        1,717
  Inventories........................................    5,762       3,892        2,583
  Property, plant and equipment......................   (3,607)     (2,539)      (2,139)
  Unrealized foreign exchange losses.................    8,535         480       15,805
  Unrealized foreign exchange gains..................   (2,013)     (2,175)      (3,530)
  Loss on sale of investment in ASI..................      861       1,620        1,620
  Net operating loss carryforward and carryback......    6,457          --        3,646
  Minimum corporate income tax.......................       --          --        1,182
  Equity in earnings of investees....................      943       1,148           --
  Capital loss carryforward..........................      568          --           --
  Other..............................................       --         191          191
                                                       -------     -------     --------
  Net deferred tax asset.............................   20,335       6,182       26,684
  Valuation allowance................................   (8,735)     (2,837)     (13,921)
                                                       -------     -------     --------
  Net deferred tax asset.............................  $11,600     $ 3,345     $ 12,763
                                                       =======     =======     ========

     As a result of our 2000 acquisition of K1, K2 and K3, we received the benefit of a 100% tax holiday that applies for seven years from the acquisition and then a 50% tax holiday for three additional years. During 2000 one of our Philippine subsidiaries received a partial tax holiday. The 2000 granted tax holidays are in addition to the previously granted holidays in Korea and the Philippines. The foreign exchange (losses) gains recognized for income taxes relate to unrecognized net foreign exchange (losses) gains on U.S. dollar denominated monetary assets and liabilities. During 2000 our Philippine subsidiary realized net foreign exchange gains and losses for book purposes which are deferred for tax. Our ability to utilize these assets depends on the timing of the settlement of the related assets or liabilities and the amount of taxable income

                             AMKOR TECHNOLOGY, INC.

recognized within the Philippine statutory carryforward limit of three years. During 2000, our Philippine subsidiary established a valuation allowance for a portion of the related deferred tax assets. During 2000 the company recognized certain reductions in its current liability through additional tax credits including a U.S. research and development credit and recognized certain reductions from prior year tax accruals.

     Our company has U.S. net operating losses for tax purposes totaling $16.1 million and $1.8 million for 2000 and 1999, available for carryback up to 2 years and carryforward up to 20 years, expiring in 2019 and 2020. Non-U.S. income before taxes and minority interest was approximately $201 million, $74.0 million and $54.0 million in 2000, 1999 and 1998, respectively. At December 31, 2000, undistributed earnings of non-U.S. subsidiaries totaled approximately $313.5 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is our intention to reinvest such undistributed earning outside the U.S. An estimated $72.4 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

     At December 31, 2000 and 1999 current deferred tax assets of $13.5 million and $5.8 million, respectively, are included in other current assets and noncurrent deferred tax assets of $2.3 million and $2.3 million, respectively, are included in other assets in the consolidated balance sheet. The net deferred tax assets include amounts, which, in our opinion, are more likely than not to be realizable through future taxable income. In addition, at December 31, 2000 and 1999, noncurrent deferred tax liabilities of $4.2 million and $4.8 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

     Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

11. EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. The 5% convertible subordinated notes due 2007 and the warrants issued May 2000 are antidilutive for the periods presented and therefore are not included in the EPS calculation. The basic and diluted per share amounts for the years presented, including unaudited pro forma earnings per share for December 31, 1998, are calculated as follows:

                                                                    WEIGHTED
                                                   EARNINGS      AVERAGE SHARES    PER SHARE
                                                  (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                  -----------    --------------    ---------
                                                                (IN THOUSANDS)
Earnings per Share -- Year Ended December 31,
  2000
  Basic earnings per share......................   $154,153         145,806          $1.06
  Impact of convertible notes...................      2,414           3,744
  Dilutive effect of options....................         --           3,673
                                                   --------         -------          -----
  Diluted earnings per share....................   $156,567         153,223          $1.02
                                                   ========         =======          =====
Earnings per Share -- Year Ended December 31,
  1999
  Basic earnings per share......................   $ 76,719         119,341          $0.64
  Impact of convertible notes...................      8,249          14,228
  Dilutive effect of options....................         --           1,498
                                                   --------         -------          -----
  Diluted earnings per share....................   $ 84,968         135,067          $0.63
                                                   ========         =======          =====

                             AMKOR TECHNOLOGY, INC.

                                                                    WEIGHTED
                                                   EARNINGS      AVERAGE SHARES    PER SHARE
                                                  (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                  -----------    --------------    ---------
                                                                (IN THOUSANDS)
Pro forma Earnings per Share -- Year Ended
  December 31, 1998 (unaudited):
  Basic pro forma earnings per share............   $ 70,960         106,221          $0.67
  Impact of convertible notes...................      5,672          10,334
  Dilutive effect of options....................         --              41
                                                   --------         -------          -----
  Diluted pro forma earnings per share..........   $ 76,632         116,596          $0.66
                                                   ========         =======          =====
Earnings per Share -- Year Ended December 31,
  1998
  Basic earnings per share......................   $ 75,460         106,221          $0.71
  Impact of convertible notes...................      5,672          10,334
  Dilutive effect of options....................         --              41
                                                   --------         -------          -----
  Diluted earnings per share....................   $ 81,132         116,596          $0.70
                                                   ========         =======          =====

12. STOCK COMPENSATION PLANS

     1998 Director Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. Generally, the Director Plan provides for an initial grant of options to purchase 15,000 shares of common stock to each new non-employee director of the company when such individual first becomes an Outside Director. In addition, each non-employee director will automatically be granted subsequent options to purchase 5,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to an non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

     1998 Stock Plan. The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. A total of 5,000,000 shares have been reserved for issuance under the 1998 Stock Plan with provision for an annual replenishment to bring the share reserved for issuance under the plan to 5,000,000 shares as of each January 1.

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

     1998 Stock Option Plan for French Employees. Unless terminated sooner, the French Plan will continue in existence until 2003. The French Plan provides for the granting of options to employees of our French subsidiaries. A total of 250,000 shares of common stock have been reserved for issuance under the French Plan with provision for an annual replenishment to bring the share reserved for issuance under the plan to 250,000 shares as of each January 1. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of common stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be

                             AMKOR TECHNOLOGY, INC.

transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant.

     A summary of the status of the stock option plans follows:

                                                           WEIGHTED AVERAGE
                                               NUMBER       EXERCISE PRICE
                                              OF SHARES       PER SHARE
                                              ---------    ----------------
Balance at January 1, 1998..................         --             --
Granted.....................................  3,974,200         $10.01
Exercised...................................         --             --
Cancelled...................................    150,300         $11.00
                                              ---------         ------
Balance at December 31, 1998................  3,823,900         $ 9.97
Granted.....................................  1,468,450         $10.62
Exercised...................................     75,534         $10.49
Cancelled...................................    151,268         $ 9.91
                                              ---------         ------
Balance at December 31, 1999................  5,065,548         $10.15
Granted.....................................  5,168,950         $40.15
Exercised...................................    418,388         $10.32
Cancelled...................................    545,909         $33.87
                                              ---------         ------
Balance at December 31, 2000................  9,270,201         $25.48
                                              =========         ======
Options exercisable at:
December 31, 1998...........................         --             --
December 31, 1999...........................  1,363,644         $ 9.82
December 31, 2000...........................  2,827,380         $10.23

     Significant option groups outstanding at December 31, 2000 and the related weighted average exercise price and remaining contractual life information are as follows:

                                          OUTSTANDING            EXERCISABLE
                                      --------------------   --------------------     WEIGHTED
                                                  WEIGHTED               WEIGHTED     AVERAGE
                                                  AVERAGE                AVERAGE     REMAINING
                                       SHARES      PRICE      SHARES      PRICE     LIFE (YEARS)
                                      ---------   --------   ---------   --------   ------------
Options with Exercise Price of:
  $50.438 - $62.75..................     99,150    $52.79           --    $   --        9.3
  $33.563 - $49.50..................  3,760,800    $42.98           --    $   --        9.2
  $22.125 - $32.31..................    621,100    $29.76        9,750    $28.04        9.5
  $14.438 - $21.563.................    535,641    $17.83       64,142    $18.17        9.4
  $9.06 - $13.375...................  3,585,620    $10.45    2,381,659    $10.65        7.6
  $5.66 - $8.06.....................    667,890    $ 5.69      371,829    $ 5.69        7.9
                                      ---------              ---------
Options outstanding at December 31,
  2000..............................  9,270,201              2,827,380
                                      =========              =========

                             AMKOR TECHNOLOGY, INC.

     A summary of the weighted average fair value of options at grant date granted during the year ended December 31, 2000, 1999 and 1998 follows:

                                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                NUMBER      EXERCISE PRICE       GRANT DATE
                                               OF SHARES      PER SHARE         FAIR VALUES
                                               ---------   ----------------   ----------------
Options granted during 2000:
  Options whose exercise price equals market
     price on grant date.....................  5,168,950        $40.15             $22.46
                                               =========        ======             ======
Options granted during 1999:
  Options whose exercise price equals market
     price on grant date.....................  1,468,450        $10.62             $ 6.33
                                               =========        ======             ======
Options granted during 1998:
  Options whose exercise price is greater
     than the market price on grant date.....     42,600        $11.00             $ 2.22
                                               ---------        ------             ------
  Options whose exercise price equals market
     price on grant date.....................  3,901,600        $ 9.99             $ 4.31
                                               ---------        ------             ------
  Options whose exercise price is less than
     the market price on grant date..........     30,000        $10.34             $ 4.97
                                               =========        ======             ======

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
Expected life (in years)................................    4       4       4
Risk-free interest rate.................................  6.8%    5.5%    5.4%
Volatility..............................................   66%     75%     47%
Dividend yield..........................................   --      --      --

     1998 Employee Stock Purchase Plan. A total of 1,000,000 shares of common stock have been made available for sale under the Stock Purchase Plan and an annual increase is to be added on each anniversary date of the adoption of the Purchase Plan. Employees (including officers and employee directors of the company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the compensation an employee receives on each payday. Each participant will be granted an option on the first day of a two year offering period, and shares of common stock will be purchased on four purchase dates within the offering period. The purchase price of the common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the purchase date. Employees may end their participation in an offering period at any time, and participation ends automatically on termination of employment with the company. The Purchase Plan will terminate in January 2008, unless sooner terminated by the Board of Directors.

     For the years ended December 31, 2000, 1999 and 1998, employees purchased common stock shares under the stock purchase plan of 263,498, 586,755 and 0, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31 2000, 1999 and 1998 based on the Black-Scholes

                             AMKOR TECHNOLOGY, INC.

option pricing model were $12.17, $5.65 and $1.38, respectively. The following weighted average assumptions were used:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
Expected life (in years)................................  0.5     0.5     0.6
Risk-free interest rate.................................  6.8%    5.4%    5.5%
Volatility..............................................   66%     75%     47%
Dividend yield..........................................   --      --      --

     We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." Accordingly, compensation cost for stock-based plans is generally measured as the excess, if any, of the quoted market price of our company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had we recorded compensation expense for our stock compensation plans, as provided by SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income and basic and diluted earnings per share, which reflects pro forma adjustments for income taxes for 1998, would have been reduced to the pro forma amounts indicated below:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2000         1999        1998
                                               ---------    --------    --------
                                                (IN THOUSANDS EXCEPT PER SHARE)
Net Income:
  As reported................................  $154,153     $76,719     $70,960
  Pro forma..................................  $127,581     $72,033     $69,313
Earnings per share:
  Basic:
     As reported.............................  $   1.06     $  0.64     $  0.67
     Pro forma...............................  $   0.88     $  0.60     $  0.65
  Diluted:
     As reported.............................  $   1.02     $  0.63     $  0.66
     Pro forma...............................  $   0.85     $  0.59     $  0.64

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose us to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

     The carrying amounts reported in the balance sheet for short-term investments, due from affiliates, other accounts receivable, due to affiliates, accrued expenses and accrued income taxes approximate fair value due

                             AMKOR TECHNOLOGY, INC.

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

          Long-term debt. The carrying amount of our total long-term debt as December 31, 2000 was $1,586 million and the fair value based on available market quotes is estimated to be $1,483 million.

14. COMMITMENTS AND CONTINGENCIES

     We are involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, management does not believe that any claims, either individually or in the aggregate, to which we are a party will have a material adverse effect on our financial condition or results of operations.

     We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We have accrued our estimate of amounts due under this agreement. However, depending on the outcome of this dispute, the ultimate amount payable by us, as of December 31, 2000, could be up to $12.6 million.

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                                                          DECEMBER 31,
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
2001...................................................     $ 14,548
2002...................................................       12,627
2003...................................................        9,130
2004...................................................        5,935
2005...................................................        4,817
Thereafter.............................................       98,869
                                                            --------
     Total (net of minimum sublease income of
       $4,403).........................................     $145,926
                                                            ========

     Rent expense amounted to $13.7 million, $10.4 million and $7.8 million for 2000, 1999 and 1998, respectively. We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2000, 1999 and 1998 were $1.2 million, $1.1 million and $1.1 million, respectively.

     We have various purchase commitments for materials, supplies and capital equipment incidental to the ordinary conduct of business. As of December 31, 2000 we had commitments for capital equipment of approximately $63 million. In the aggregate, such commitments are not at prices in excess of current market.

15. SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packaging and test services and wafer fabrication services.

                             AMKOR TECHNOLOGY, INC.

These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and Test Services. Through our four factories located in the Philippines and our four factories located in Korea, we offer a complete and integrated set of packaging and test services including IC packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's deep submicron CMOS foundry, under a long-term supply agreement.

     We derive substantially all of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 14.1% and 16.5% of net revenues in 2000 and 1999, respectively. Total net revenues for services provided to TI prior to 1999 were less than 10%. Intel Corporation, accounted for approximately 14.1% and 20.6% of net revenues in 1999 and 1998, respectively. Revenues for services provided to Intel for 2000 did not exceed 10%. Our company's five largest customers collectively accounted for 34.8%, 43.6% and 41.6% of net revenues in 2000, 1999 and 1998, respectively. The companies that constitute our five largest customers have varied from year to year.

     The accounting policies for segment reporting are the same as those described in Note 1 of Notes to Consolidated Financial Statements. We evaluate our operating segments based on operating income. Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes the elimination of inter-segment balances and corporate assets which include cash and cash equivalents, non-operating balances due from affiliates, investment in ASI and TSTC and other investments.

                             AMKOR TECHNOLOGY, INC.

                                              PACKAGING        WAFER
                                               AND TEST     FABRICATION     OTHER        TOTAL
                                              ----------    -----------    --------    ----------
                                                                (IN THOUSANDS)
2000
  Net revenues..............................  $2,009,701     $377,593      $     --    $2,387,294
  Gross profit..............................     567,381       37,755            --       605,136
  Operating income..........................     299,101       24,275            --       323,376
  Depreciation and amortization including
     debt issue costs.......................     330,824        2,085            --       332,909
  Capital expenditures including by
     acquisition............................     883,752        1,124            --       884,876
  Total assets..............................   2,732,733       46,231       614,320     3,393,284
1999
  Net revenues..............................  $1,617,235     $292,737      $     --    $1,909,972
  Gross profit..............................     319,877       29,279            --       349,156
  Operating income..........................     158,283       17,794            --       176,077
  Depreciation and amortization including
     debt issue costs.......................     178,771        1,561            --       180,332
  Capital expenditures including by
     acquisition............................     603,173        2,536            --       605,709
  Total assets..............................   1,391,105       37,011       326,973     1,755,089
1998
  Net revenues..............................  $1,452,285     $115,698      $     --    $1,567,983
  Gross profit..............................     243,479       17,354            --       260,833
  Operating income..........................     124,462        8,274            --       132,736
  Depreciation and amortization including
     debt issue costs.......................     118,676          563            --       119,239
  Capital expenditures......................     102,142        5,747            --       107,889
  Total assets..............................     655,695       65,941       281,961     1,003,597

     The following table presents net revenues by country based on the location of the customer:

                                                              NET REVENUES
                                                ----------------------------------------
                                                   2000           1999           1998
                                                ----------    ------------    ----------
                                                             (IN THOUSANDS)
United States.................................  $1,280,896     $1,316,147     $1,124,764
Foreign countries.............................   1,106,398        593,825        443,219
                                                ----------     ----------     ----------
Consolidated..................................  $2,387,294     $1,909,972     $1,567,983
                                                ==========     ==========     ==========

     The following table presents property, plant and equipment based on the location of the asset:

                                                      PROPERTY, PLANT AND EQUIPMENT
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    ----------    --------    --------
                                                              (IN THOUSANDS)
United States.....................................  $   84,351    $ 48,438    $ 48,851
Philippines.......................................     579,619     448,644     366,717
Korea.............................................     813,983     362,144          --
Other foreign countries...........................         557         542         543
                                                    ----------    --------    --------
Consolidated......................................  $1,478,510    $859,768    $416,111
                                                    ==========    ========    ========

                             AMKOR TECHNOLOGY, INC.

     The following supplementary information presents net revenues allocated by product family for the packaging and test segment:

                                                              NET REVENUES
                                                ----------------------------------------
                                                   2000           1999           1998
                                                ----------    ------------    ----------
                                                             (IN THOUSANDS)
Traditional leadframe.........................  $  647,872     $  559,563     $  603,222
Advanced leadframe............................     508,544        412,395        342,866
Laminates.....................................     719,576        561,181        438,034
Test and other................................     133,709         84,096         68,163
                                                ----------     ----------     ----------
Consolidated..................................  $2,009,701     $1,617,235     $1,452,285
                                                ==========     ==========     ==========

16. SUBSEQUENT EVENT (UNAUDITED)

     Joint Venture with Toshiba Corporation. In January 2001, we began operating a joint venture with Toshiba Corporation providing semiconductor assembly and test services in Japan. We own 60% of the joint venture company and will acquire the remaining 40% by the end of the third year of the joint venture operation for a price to be determined based on the performance of the joint venture during the three year period but at a purchase price which can not exceed approximately $40 million subject to exchange rate fluctuations. The joint venture took over the operations of the existing assembly facility at a Toshiba facility and continues to provide packaging and test services for Toshiba under a long-term agreement.

     Offering of Senior Notes. In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of this offering to repay amounts outstanding under our secured bank facilities, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In March 2001, we amended the secured bank facilities to relax certain of the covenants and to provide us with additional operating flexibility.

     Acquisitions in Taiwan. On March 7, 2001, we announced that in separate transactions, that we will acquire Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. Both TSTC and SSC signed letters of intent enabling negotiations to proceed. Both agreements are expected to be finalized in April 2001. The purchase price will be paid principally through the issuance of additional shares of our common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
Amkor Technology Philippines (P1/P2), Inc. and
Amkor Technology Philippines (P3/P4), Inc.

     We have audited the combined balance sheet of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., (formerly Amkor/Anam Pilipinas, Inc. and Amkor/Anam Advanced Packaging, Inc., respectively, companies incorporated under the laws of the Republic of the Philippines and collectively referred to as the "Companies") as of December 31, 2000, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc. as of December 31, 2000, and the combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
January 18, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited the accompanying consolidated balance sheet of Amkor Technology, Inc. and its subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anam Semiconductor, Inc. ("ASI") (See Note 2), the investment in which is reflected in the accompanying 1999 financial statements using the equity method of accounting. The investment in ASI represents 2% of total assets at December 31, 1999 and the equity in its net loss represents 2% of net income before the equity in loss of investees in 1999. In addition, we did not audit the financial statements of Amkor Technology Korea, Inc., ("ATK"), a wholly-owned subsidiary, which statements reflect total assets and total operating income of 35% and 6%, respectively, of the related consolidated totals in 1999. The statements of ASI and ATK were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for ASI and ATK, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amkor Technology, Inc. and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
February 3, 2000

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

                                          /s/ SAMIL ACCOUNTING CORPORATION

Seoul, Korea
January 15, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amkor Technology, Inc.:

     We have audited in accordance with generally accepted auditing standards in the United States, the Consolidated Financial Statements of Amkor Technology, Inc. and its subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998 included in this Form 10-K and have issued our report thereon dated February 3, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities an Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years ended December 31, 1999 and 1998, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 3, 2000

                    AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                         BALANCE AT     CHARGED
                                         BEGINNING        TO                                BALANCE AT
                                         OF PERIOD      EXPENSE     WRITE-OFFS    OTHER    END OF PERIOD
                                         ----------    ---------    ----------    -----    -------------
                                                                 (IN THOUSANDS)
Year ended December 31, 1998:
  Allowance for doubtful accounts......    $4,234       $ 1,720        $ (2)       --         $5,952
Year ended December 31, 1999:
  Allowance for doubtful accounts......    $5,952       $(3,500)       $ (9)       --         $2,443
Year ended December 31, 2000:
  Allowance for doubtful accounts......    $2,443       $   (17)       $ --        --         $2,426

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the information required by Item 304 of Regulation S-K and Item 9 of Form 10-K regarding our change in our certifying accountants filed in a Current Report on Form 8-K on September 18, 2000 dated September 11, 2000, which information is hereby incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Reference is made to the information regarding our directors and officers under the heading "Directors and Officers" in our proxy statement to be delivered to stockholders in connection with the 2001 annual meeting of stockholders, which information is hereby incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation" in our proxy statement to be delivered to stockholders in connection with the 2001 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information regarding security ownership under the heading "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement to be delivered to stockholders in connection with the 2001 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information regarding relationships and related transactions under the heading "Certain Relationships and Related Transactions" in our proxy statement to be delivered to stockholders in connection with the 2001 annual meeting of stockholders, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Financial Statements and Financial Statement Schedules. The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

(b) REPORTS ON FORM 8-K

     We filed with the Securities and Exchange Commission the following report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000:

     Current Reports on Form 8-K/A dated May 2, 2000 (filed October 30, 2000) related to the acquisition of K1, K2 and K3 and our investment in Anam Semiconductor, Inc. and the financing transactions related to the acquisition and investment.

     Current Report on Form 8-K dated October 31, 2000 (filed November 6, 2000) related to a press release dated October 31, 2000 announcing our financial results for the third quarter ended September 30, 2000.

(c) EXHIBITS

 2.1   Asset Purchase Agreement by and between Amkor Technology
       Korea, Inc. and Anam Semiconductor, Inc., dated January 14,
       2000.(7)
 2.2   Amendment to Asset Purchase Agreement by and between Amkor
       Technology Korea, Inc. and Anam Semiconductor, Inc., dated as of February 25, 2000.(7)
 3.1   Certificate of Incorporation.(1)
 3.2   Certificate of Correction to Certificate of
       Incorporation.(2)
 3.3   Restated Bylaws.(2)
 4.1   Specimen Common Stock Certificate.(1)
 4.2   Convertible Subordinated Notes Indenture dated as of May 6,
       1998 between the Registrant and State Street Bank and Trust
       Company, including form of 5 3/4% Convertible Subordinated
       Notes due 2003.(1)
 4.3   Senior Notes Indenture dated as of May 6, 1999 between the
       Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006.(4)
 4.4 Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust
       Company, including form of 10 1/2% Senior Subordinated Note
       Due 2009.(4)
 4.5   Convertible Subordinated Notes Indenture dated as of March
       22, 2000 between the Registrant and State Street Bank and
       Trust Company, including form of 5% Convertible Subordinated
       Notes due 2007.(6)
 4.6 Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(1)
10.1 Form of Indemnification Agreement for directors and officers.(1)
10.2   1998 Stock Plan and form of agreement thereunder.(1)
10.3   Form of Tax Indemnification Agreement between Amkor
       Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(1)
10.4   Commercial Office Lease between the 12/31/87 Trusts of Susan
       Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.5   Commercial Office Lease between the 12/31/87 Trusts of Susan
       Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.6 Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8   Lease Contract between AAP Realty Corporation and Amkor/Anam
       Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9   Immunity Agreement between Amkor Electronics, Inc. and
       Motorola, Inc., dated June 30, 1993.(1)
10.10 1998 Director Option Plan and form of agreement thereunder.(1)

    10.11  1998 Employee Stock Purchase Plan.(1)
    10.12  Foundry Services Agreement by and among Amkor Electronics, Inc., C.I.L. Limited, Anam Industries Co., Ltd.
           and Anam USA dated as of January 1, 1998.(1)
    10.13  Technical Assistance Agreement by and between Texas Instruments Incorporated and Anam Industrial Co., Ltd.
           dated as of July 1, 2000.(8)+
    10.14  Amended Manufacturing and Purchase Agreement by and between Texas Instruments Incorporated, Anam
           Industrial Co., Ltd. and Amkor Electronics, Inc., dated as of July 1, 2000.(8)+
    10.15  1998 Stock Option Plan for French Employees.(1)
    10.16  Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998.(3)
    10.17  Shareholders Agreement, dated April 10, 1998, by and among Amkor Electronics, Inc., Anam Industrial Co.
           Ltd., Scientek International Investment Co. Ltd., Chinfon Semiconductor & Technology Co., Ltd., Taiwan
           Semiconductor Manufacturing Company Ltd., and Acer Incorporated.(6)+
    10.18  Intellectual Property Transfer and License Agreement by and between Amkor Technology, Inc. and Anam
           Semiconductor, Inc.(5)
    12.1   Calculation of Ratio of Earnings to Fixed Charges.
    21.1   List of Subsidiaries of the Registrant.
    23.1   Consent of PricewaterhouseCoopers LLP.
    23.2   Consent of Sycip Gorres Velayo & Co.
    23.3   Consent of Samil Accounting Corporation.
    23.4   Consent of Arthur Andersen LLP.
    23.5   Consent of Siana Carr & O'Connor, LLP.
    23.6   Consent of Ahn Kwon & Company.

- ---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 26, 1998, as amended (File No. 333-49645).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999, as amended.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

(5) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000, as amended.

(7) Incorporated by reference to the Company's Report on Form 8-K dated May 2, 2000, as amended.

(8) To be filed by amendment.

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

Date: March 30, 2001

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
                 /s/ JAMES J. KIM                    Chief Executive Officer and        March 30, 2001
- ---------------------------------------------------    Chairman
                   James J. Kim

                /s/ JOHN N. BORUCH                   President and Director             March 30, 2001
- ---------------------------------------------------
                  John N. Boruch

                 /s/ KENNETH JOYCE                   Chief Financial Officer            March 30, 2001
- ---------------------------------------------------    (Principal Financial and
                   Kenneth Joyce                       Accounting Officer)

             /s/ WINSTON J. CHURCHILL                Director                           March 30, 2001
- ---------------------------------------------------
               Winston J. Churchill

               /s/ THOMAS D. GEORGE                  Director                           March 30, 2001
- ---------------------------------------------------
                 Thomas D. George

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
              /s/ GREGORY K. HINCKLEY                Director                           March 30, 2001
- ---------------------------------------------------
                Gregory K. Hinckley

                 /s/ JOHN B. NEFF                    Director                           March 30, 2001
- ---------------------------------------------------
                   John B. Neff

                 /s/ JURGEN KNORR                    Director                           March 30, 2001
- ---------------------------------------------------
                   Jurgen Knorr

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 2.1      Asset Purchase Agreement by and between Amkor Technology
          Korea, Inc. and Anam Semiconductor, Inc., dated January 14,
          2000.(7)
 2.2      Amendment to Asset Purchase Agreement by and between Amkor
          Technology Korea, Inc. and Anam Semiconductor, Inc., dated as of February 25, 2000.(7)
 3.1      Certificate of Incorporation.(1)
 3.2      Certificate of Correction to Certificate of
          Incorporation.(2)
 3.3      Restated Bylaws.(2)
 4.1      Specimen Common Stock Certificate.(1)
 4.2      Convertible Subordinated Notes Indenture dated as of May 6,
          1998 between the Registrant and State Street Bank and Trust
          Company, including form of 5 3/4% Convertible Subordinated
          Notes due 2003.(1)
 4.3      Senior Notes Indenture dated as of May 6, 1999 between the
          Registrant and State Street Bank and Trust Company,
          including form of 9 1/4% Senior Note Due 2006.(4)
 4.4      Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust
          Company, including form of 10 1/2% Senior Subordinated Note
          Due 2009.(4)
 4.5      Convertible Subordinated Notes Indenture dated as of March
          22, 2000 between the Registrant and State Street Bank and
          Trust Company, including form of 5% Convertible Subordinated
          Notes due 2007.(6)
 4.6      Registration Agreement between the Registrant and the
          Initial Purchasers named therein dated as of March 22,
          2000.(1)
10.1      Form of Indemnification Agreement for directors and
          officers.(1)
10.2      1998 Stock Plan and form of agreement thereunder.(1)
10.3      Form of Tax Indemnification Agreement between Amkor
          Technology, Inc., Amkor Electronics, Inc. and certain
          stockholders of Amkor Technology, Inc.(1)
10.4      Commercial Office Lease between the 12/31/87 Trusts of Susan
          Y., David D. and John T. Kim and Amkor Electronics, Inc.,
          dated October 1, 1996.(1)
10.5      Commercial Office Lease between the 12/31/87 Trusts of Susan
          Y., David D., and John T. Kim and Amkor Electronics, Inc.,
          dated June 14, 1996.(1)
10.6      Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7      Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8      Lease Contract between AAP Realty Corporation and Amkor/Anam
          Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9      Immunity Agreement between Amkor Electronics, Inc. and
          Motorola, Inc., dated June 30, 1993.(1)
10.10     1998 Director Option Plan and form of agreement
          thereunder.(1)
10.11     1998 Employee Stock Purchase Plan.(1)
10.12     Foundry Services Agreement by and among Amkor Electronics,
          Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA
          dated as of January 1, 1998.(1)
10.13     Technical Assistance Agreement by and between Texas
          Instruments Incorporated and Anam Industrial Co., Ltd. dated as of July 1, 2000.(8)+

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
- -------                     -----------------------
10.14     Amended Manufacturing and Purchase Agreement by and between
          Texas Instruments Incorporated, Anam Industrial Co., Ltd.
          and Amkor Electronics, Inc., dated as of July 1, 2000.(8)+
10.15     1998 Stock Option Plan for French Employees.(1)
10.16     Loan Agreement between Amkor Electronics, Inc. and John
          Boruch dated January 30, 1998.(3)
10.17     Shareholders Agreement, dated April 10, 1998, by and among
          Amkor Electronics, Inc., Anam Industrial Co. Ltd., Scientek
          International Investment Co. Ltd., Chinfon Semiconductor &
          Technology Co., Ltd., Taiwan Semiconductor Manufacturing
          Company Ltd., and Acer Incorporated.(6)+
10.18     Intellectual Property Transfer and License Agreement by and
          between Amkor Technology, Inc. and Anam Semiconductor,
          Inc.(5)
12.1      Calculation of Ratio of Earnings to Fixed Charges.
21.1      List of Subsidiaries of the Registrant.
23.1      Consent of PricewaterhouseCoopers LLP.
23.2      Consent of Sycip Gorres Vegato & Co.
23.3      Consent of Samil Accounting Corporation.
23.4      Consent of Arthur Andersen LLP.
23.5      Consent of Siana Carr & O'Connor, LLP.
23.6      Consent of Ahn Kwon & Company.

- ---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997, as amended (File No. 333-37235).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 26, 1998, as amended (File No. 333-49645).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999, as amended.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

(5) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000, as amended.

(7) Incorporated by reference to the Company's Report on Form 8-K dated May 2, 2000, as amended.

(8) To be filed by amendment.

 +  Confidential Treatment requested as to certain portions of this exhibit.