Form 10-K405/A
period 2000-12-31
AMKOR TECHNOLOGY INC
filed 2001-04-30
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KA

                                ----------------

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

   The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001, was as follows: 151,201,638 shares of Common Stock, $0.001 par value.

   Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

NOMINEES FOR THE BOARD OF DIRECTORS

     The following table sets forth the names and the ages as of May 1, 2001 of our incumbent directors who are being nominated for re-election to the Board:


NAME                             AGE                         POSITION
----                             ----                        --------
James J. Kim...................   65   Chief Executive Officer and Chairman
John N. Boruch.................   59   President and Director
Kenneth T. Joyce...............   54   Executive Vice President and Chief Financial Officer
Eric R. Larson.................   45   Executive Vice President, Corporate Development
Michael D. O'Brien.............   68   Executive Vice President, Operations
Winston J. Churchill(1)........   60   Director
Thomas D. George(1)............   61   Director
Gregory K. Hinckley(2).........   54   Director
Juergen Knorr..................   68   Director
John B. Neff(2)................   69   Director

---------------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

     JAMES J. KIM. James J. Kim, 65, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor in 1968 and served as its Chairman from 1970 to April 1998. He also serves as the Chairman of Anam group of companies and a director of Anam Semiconductor, Inc. Mr. Kim is a director of Mattson Technology, Inc. and The Electronics Boutique Holdings Corp., an electronics retail chain.

     JOHN N. BORUCH. John N. Boruch, 59, has served as our President and a director since September 1997 and our Chief Operating Officer since February 1999. Mr. Boruch has served as President of Amkor

Electronics, Inc., our predecessor, from February 1992 through April 1998. From 1991 to 1992, he served as our predecessor's Corporate Vice President in charge of Sales. Mr. Boruch joined us in 1984. Prior to this he was with Motorola for 18 years. Mr. Boruch earned a B.A. in Economics from Cornell University.

     KENNETH T. JOYCE. Kenneth T. Joyce, 54, has served as our Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining our company, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce is also former Vice President, Finance and Chief Financial Officer of Selas Corporation of America (Amex: SLS) and was responsible for the sale of Selas' Fluid Processing business to Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph's University and an M.B.A. in Finance from Drexel University.

     ERIC R. LARSON. Eric Larson, 45, has served as our Executive Vice President, Corporate Development since December 2000. Mr. Larson served as Vice President of our wafer fabrication business from September 1997 to February 1998 and served as Executive Vice President, Wafer Fab from February 1999 to
December 2000. Mr. Larson served as President of the wafer fabrication division of our predecessor from December 1996 to April 1998. From 1979 to 1996, he worked for Hewlett-Packard Company in various management capacities, most recently as Worldwide Marketing Manager for disk products. In addition, Mr. Larson was the worldwide Manager for Sales and Marketing of the IC (integrated circuit) Business Division of Hewlett-Packard Company from July
1985 to May 1993. Mr. Larson earned a B.A. in Political Science from Colorado State University and an M.B.A. from the University of Denver.

     MICHAEL D. O'BRIEN. Michael O'Brien, 68, served as our Vice President of Packaging and Testing Operations from September 1997 to February 1999 and has served as Executive Vice President, Operations since February 1999. Mr. O'Brien served as Corporate Vice President of our predecessor from 1990 through April 1998. Mr. O'Brien joined our predecessor in 1988. Mr. O'Brien earned a B.S. in Engineering from Texas A&M University.

     WINSTON J. CHURCHILL. Winston J. Churchill, 60, has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc. He is also chairman of Churchill Investment Partners, Inc. and CIP Capital Management, Inc. From 1984 to 1989, Mr. Churchill was a general partner and a managing partner of a private investment firm. From 1967 to 1983, he practiced law at the Philadelphia law firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and a member of the Executive Committee. Mr. Churchill is chairman of the board of Central Sprinkler Corporation and a member of the board of Griffin Land & Nurseries, Inc. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also a member of the Executive Committee of the Council of Institutional Investors.

     THOMAS D. GEORGE. Thomas D. George, 61, has been a director of our company since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector ("SPS") of Motorola, Inc., from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc., including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired, and is a director of Ultratech Stepper.

     GREGORY K. HINCKLEY. Gregory K. Hinckley, 54, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc.

     JUERGEN KNORR. Juergen Knorr, 68, has been a director of our company since February 2001. Dr. Knorr is the former CEO and Group President of Siemens Semiconductor Group, and a former Member of the Executive Board of Siemens AG. Following his retirement from Siemens in 1996, Dr. Knorr has taken an active role in advancing the European semiconductor industry as a member of the Joint European Submicron Silicon Initiative, as past president of the European Electronics Components Manufacturer Association, and as president and chairman of Micro Electronics Development for European Applications (MEDEA).

     JOHN B. NEFF. John B. Neff, 69, has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a member of the board of directors of Crown, Cork and Seal Corp. and on the executive board of directors of Invemed Catalyst Fund, LLP. He is also a member of the board of Governors of the Association for Investment Management and Research.

BOARD MEETINGS AND COMMITTEES

     The Company's Board meets approximately four times a year in regularly scheduled meetings, but will meet more often if necessary. The Board held four meetings and acted by unanimous written consent on four occasions during 2000 and all of the directors attended all of the Board meetings and Committee meetings of which they were members.

     The full Board considers all major decisions of the Company. However, the Board has established the following two standing committees, each of which is chaired by an outside director:

COMPENSATION COMMITTEE

     The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2000, the Compensation Committee met three times apart from regular meetings with the entire Board.

THE AUDIT COMMITTEE

     The Audit Committee is comprised of Messrs. Hinckley and Neff both of whom meet the independence and experience requirements as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. Prior to June 2001 a third member will be named to the Audit Committee. The Audit
Committee: (1) recommends to the Board of Directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent auditors and discusses the foregoing with the company's management,
(4) reviews and approves non-audit services of the independent auditors, (5) reviews compliance with our existing major accounting and financial reporting policies, (6) reviews the adequacy of our financial organization, (7) reviews the activities, organizational structure and qualifications of the company's internal audit function (8) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (9) reviews and discusses with our independent auditors their independence. The Audit Committee met contemporaneous with the regular meetings of the Board during 2000. In connection with the execution of the responsibilities of the Audit Committee including the review of the company's quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2000 with the company's management and independent accountants.

     The Board currently has no nominating committee or committee performing a similar function.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish Amkor with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, Amkor believes that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2000 by our Chief Executive Officer, the four other most highly-compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                       ANNUAL           ------------
                                                    COMPENSATION         SECURITIES
                                                ---------------------    UNDERLYING       ALL OTHER
NAME                                     YEAR    SALARY     BONUS(1)     OPTIONS(2)    COMPENSATION(3)
----                                     ----   --------   ----------   ------------   ---------------
James J. Kim(4)........................  2000   $783,800   $1,740,000     250,000         $  8,200
  Chief Executive Officer and Chairman   1999   $750,000   $1,500,000          --         $ 14,600
                                         1998   $779,000   $  500,000          --         $ 12,000
John N. Boruch(5)......................  2000   $575,400   $  633,625     150,000         $  9,400
  Chief Operating Officer and            1999   $540,400   $  546,200     100,000         $ 10,200
  President                              1998   $500,000   $  446,200     447,735         $170,000
Kenneth T. Joyce.......................  2000   $263,500   $  218,500      40,000         $  6,000
  Executive Vice President and Chief     1999   $174,700   $  212,900       8,000         $  6,000
  Financial Officer                      1998   $144,400   $   21,500      15,000         $  1,500
Eric R. Larson.........................  2000   $273,100   $  219,600      40,000         $  6,000
  Executive Vice President, Wafer Fab    1999   $260,100   $  223,100      30,000         $  6,000
                                         1998   $250,300   $  148,000      90,000         $  6,000
Michael D. O'Brien.....................  2000   $286,200   $  189,800      40,000         $  6,000
  Executive Vice President, Operations   1999   $262,600   $  223,300      30,000         $  6,000
                                         1998   $259,400   $  173,285     119,028         $  6,000

---------------
(1) Bonus amounts include amounts earned in the year indicated but that were approved by our Board of Directors and paid in the following year.

(2) Long-term compensation represents stock options issued under the 1998 Stock Plan.

(3) All other compensation for all of the named executives includes amounts paid to each executive's 401(k) plan.

(4) Mr. Kim's bonus compensation in 1999 was restated to reflect an additional $1,000,000 bonus earned in 1999 that was approved by our Board of Directors and paid in 2000. All other compensation for Mr. Kim includes a $6,000 premium paid by us for a term life insurance policy, of which Mr. Kim's children are the beneficiaries. In 1999, all other compensation for Mr. Kim includes imputed loan interest.

(5) All other compensation for Mr. Boruch in 1998 includes an aggregate of $160,000 for a life insurance premium paid by us together with a bonus paid to Mr. Boruch to cover the income taxes owned by him as a result of the payment of this insurance premium. In 1998, all other compensation for Mr. Boruch includes a $4,000 premium paid by us for a term life insurance policy, of which Mr. Boruch's daughters are the beneficiaries. In 2000 and 1999, all other compensation for Mr. Boruch includes imputed loan interest.

                          OPTION GRANTS IN FISCAL 2000

     The following table provides information concerning each grant of options to purchase our common stock made during 2000 to the Named Executive Officers.

                                               INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                               --------------------------------------------------    MINUS EXERCISE PRICE AT
                               NUMBER OF     % OF TOTAL    EXERCISE                  ASSUMED ANNUAL RATES OF
                               SECURITIES     OPTIONS        PRICE                   STOCK PRICE APPRECIATION
                               UNDERLYING    GRANTED TO    PER SHARE                    FOR OPTION TERM(a)
                                OPTIONS     EMPLOYEES IN    ($/SH)     EXPIRATION   --------------------------
NAME                           GRANTED(#)   FISCAL YEAR       (b)         DATE          5%            10%
----                           ----------   ------------   ---------   ----------   -----------   ------------
James J. Kim.................   250,000         4.8%        $35.54      7/19/05     $2,454,762    $ 5,424,381
  Chief Executive Officer and
  Chairman
John N. Boruch...............   150,000         2.9%        $43.25       2/4/10     $4,079,954    $10,339,404
  Chief Operating Officer and
  President
Kenneth T. Joyce.............    40,000         0.8%        $43.25       2/4/10     $1,087,988    $ 2,757,174
  Executive Vice President
  and Chief Financial Officer
Eric R. Larson...............    40,000         0.8%        $43.25       2/4/10     $1,087,988    $ 2,757,174
  Executive Vice President,
  Wafer Fab
Michael D. O'Brien...........    40,000         0.8%        $43.25       2/4/10     $1,087,988    $ 2,757,174
  Executive Vice President,
  Operations

---------------
(a) Potential realizable value is based on the assumption that: (1) our common stock will appreciate at the compound annual rate shown from the date of grant until the expiration of the option term and (2) that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. We assume stock appreciation of 5% and 10% pursuant to rules promulgated by the Securities and Exchange Commission, and these percentages do not reflect our estimate of future stock price growth.

(b) All options shown granted in fiscal 2000 become exercisable as to 25% of the share subject to the option exercisable starting one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

                             YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

                                                          NUMBER OF SECURITIES             DOLLAR VALUE OF
                                                               UNDERLYING                    UNEXERCISED
                                                         UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 2000           DECEMBER 31, 2000(a)
                               ACQUIRED      VALUE     ---------------------------   ---------------------------
            NAME              ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
James J. Kim................        --            --          --        250,000      $       --     $       --
  Chief Executive Officer
  and Chairman
John N. Boruch..............        --            --     322,774        374,961      $1,667,075     $1,255,196
  Chief Operating Officer
  and President
Kenneth T. Joyce............        --            --      12,853         50,147      $   64,181     $   55,198
  Executive Vice President
  and Chief Financial
  Officer
Eric R. Larson..............        --            --      69,998         90,002      $  339,120     $  260,955
  Executive Vice President,
  Wafer Fab
Michael D. O'Brien..........    48,486      $932,154      36,630        152,398      $  169,851     $  716,314
  Executive Vice President,
  Operations

---------------
(a) The value of unexercised options equals (i) $15.52, the value of our common stock as of December 31, 2000 as reported by the Nasdaq Stock Market, minus
    (ii) the exercise price of such option.

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

                       COMPENSATION COMMITTEE INTERLOCKS

     The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of ours or any of our subsidiaries during fiscal 2000. None of our executive officers has served on the board of directors or on the compensation committee on any other entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of March 31, 2001 by:

     - each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

     - each of our directors; and

     - all of our executive officers.

                                                               BENEFICIAL
                                                              OWNERSHIP(a)
                                                               NUMBER OF      PERCENTAGE
NAME AND ADDRESS                                                 SHARES       OWNERSHIP
----------------                                              ------------    ----------
James J. and Agnes C. Kim(b)(c).............................    29,727,094      19.5%
  1345 Enterprise Drive
  West Chester, PA 19380
David D. Kim Trust of December 31, 1987(c)(d)...............    14,457,344       9.5
  1500 E. Lancaster Avenue
  Paoli, PA 19301
John T. Kim Trust of December 31, 1987(c)(d)................    14,457,344       9.5
  1500 E. Lancaster Avenue
  Paoli, PA 19301
Susan Y. Kim Trust of December 31, 1987(c)(d)(e)............    14,457,344       9.5
  1500 E. Lancaster Avenue
  Paoli, PA 19301
J. & W. Seligman & Co. Incorporated(f)......................    12,079,630       7.9
  100 Park Avenue
  New York, New York 10017
Capital Group International, Inc.(g)........................     7,911,600       5.2
  11100 Santa Monica Blvd.
  Los Angeles, CA 90025
Winston J. Churchill(h).....................................        21,667          *
Thomas D. George(i).........................................        21,667          *
Gregory K. Hinckley(i)......................................        19,667          *
Juergen Knorr...............................................            --          *
John B. Neff(j).............................................        60,000          *
John N. Boruch(k)...........................................       477,946          *
Eric R. Larson(l)...........................................        98,856          *
Kenneth T. Joyce(m).........................................        30,405          *
Michael D. O'Brien(n).......................................        97,651          *
All directors and executive officers as a group (10
  persons)(o)...............................................    30,554,953      20.1%

---------------
  * Represents less than 1%.

 (a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before May 31, 2001 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

 (b) James J. and Agnes C. Kim are husband and wife. Accordingly, each beneficially owns shares of our common stock held in the name of the other.

 (c) David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James Kim's family. Accordingly, the trusts, together with their respective trustees and James J. and Agnes C. Kim, may be considered a "group" under
     Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of 73,099,126 shares or 48.0% of the outstanding shares of our common stock.

 (d) These three trusts together with the trusts described in note (e) below comprise the Kim Family Trusts.

 (e) Includes 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim's two children.

 (f) J. & W. Seligman & Co. Incorporated ("JWS") reported in a Schedule 13G/A filed with the Commission on February 1, 2001 that it beneficially owned these shares as of December 31, 2000. JWS also reported that William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares beneficially owned by JWS. JWS is the investment adviser for Seligman Communications and Information Fund, Inc. (the "Fund"). Of the 12,079,630 shares that JWS beneficially owns, the Fund beneficially owns 9,050,000 shares.

 (g) Capital Group International, Inc. reported in a Schedule 13G/A filed with the Commission on February 12, 2001 that it beneficially owned these shares as of December 31, 2000.

 (h) Includes 11,667 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

 (i) Includes 16,667 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

 (j) Includes 10,000 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

 (k) Includes 426,702 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

 (l) Includes 94,996 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

(m) Includes 27,747 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

 (n) Includes 64,651 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001 and 33,000 shares held jointly with Mr. O'Brien's wife.

 (o) Includes 614,096 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have a long-standing relationship with Anam Semiconductor, Inc. ("ASI"). ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the wafer fabrication services supply agreement, we continue to have the exclusive right to all of the wafer output of ASI's wafer fabrication facility, and we expect to continue to purchase all of ASI's wafer fabrication services. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. Total purchases from ASI and its affiliates for the year ended December 31, 2000 were $499.8 million. Additionally, other services performed by ASI and its affiliates included in interest expense for the year ended December 31, 2000 were $1.6. Construction services and equipment purchases received from ASI and its affiliates capitalized during the year ended December 31, 2000 were $38.8 million.

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

     The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of December 31, 2000, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets was $154.1 million.

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

     As of December 31, 2000, Mr. James Kim and members of his immediate family and H. S. Kim beneficially owned approximately 51% of our outstanding common stock.

     Amkor Electronics, Inc. (AEI), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. The accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. As of December 31, 2000, we had a receivable of $3.3 million from Mr. & Mrs. Kim and the Kim Family Trusts related to the finalization of AEI's tax returns.

     We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2000 were $1.2 million.

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

Date: April 30, 2001

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

                  NAME                                        TITLE                        DATE
                  ----                                        -----                        ----
              /s/ JAMES J. KIM                Chief Executive Officer and Chairman    April 30, 2001
------------------------------------------
James J. Kim

             /s/ JOHN N. BORUCH               President and Director                  April 30, 2001
------------------------------------------
John N. Boruch

              /s/ KENNETH JOYCE               Chief Financial Officer                 April 30, 2001
------------------------------------------    (Principal Financial and Accounting
Kenneth Joyce                                 Officer)


          /s/ WINSTON J. CHURCHILL            Director                                April 30, 2001
------------------------------------------
Winston J. Churchill

            /s/ THOMAS D. GEORGE              Director                                April 30, 2001
------------------------------------------
Thomas D. George

           /s/ GREGORY K. HINCKLEY            Director                                April 30, 2001
------------------------------------------
Gregory K. Hinckley

              /s/ JOHN B. NEFF                Director                                April 30, 2001
------------------------------------------
John B. Neff

              /s/ JUERGEN KNORR               Director                                April 30, 2001
------------------------------------------
Juergen Knorr

* By: /s/ KENNETH JOYCE
 ------------------------------------
 Kenneth Joyce
 Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
2.1         Asset Purchase Agreement by and between Amkor Technology Korea, Inc.
            and Anam Semiconductor, Inc., dated January 14, 2000.(7)

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

10.13       Technical Assistance Agreement by and between Texas Instruments
            Incorporated and Anam Industrial Co., Ltd. dated as of July 1,
            2000.(9)+

10.14       Amended Manufacturing and Purchase Agreement by and between Texas
            Instruments Incorporated, Anam Industrial Co., Ltd. and Amkor
            Electronics, Inc., dated as of July 1, 2000.(9)+

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

10.18       Intellectual Property Transfer and License Agreement by and between
            Amkor Technology, Inc. and Anam Semiconductor, Inc.(5)

12.1        Calculation of Ratio of Earnings to Fixed Charges. (8)

21.1        List of Subsidiaries of the Registrant. (8)

23.1        Consent of PricewaterhouseCoopers LLP. (8)

23.2        Consent of Sycip Gorres Velayo & Co. (8)

EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
23.3        Consent of Samil Accounting Corporation. (8)

23.4        Consent of Arthur Andersen LLP. (8)

23.5        Consent of Siana Carr & O'Connor, LLP. (8)

23.6        Consent of Ahn Kwon & Company. (8)

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

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

(5) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000, as amended.

(7) Incorporated by reference to the Company's Report on Form 8-K dated May 2, 2000, as amended.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K filed April 2, 2001.

(9)         To be filed by amendment.

+ Confidential Treatment requested as to certain portions of this exhibit.