Form 10-Q
period 2001-03-31
AMKOR TECHNOLOGY INC
filed 2001-05-15
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5-3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2003
                   5% CONVERTIBLE SUBORDINATED NOTES DUE 2007

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of outstanding shares of the registrant's Common Stock as of May 7, 2001 was 152,496,697.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  2001           2000
                                                               ----------      ----------
                                                                      (UNAUDITED)

Net revenues ................................................   $ 480,623      $ 554,811
Cost of revenues -- including purchases from ASI ............     398,838        439,780
                                                                ---------      ---------
Gross profit ................................................      81,785        115,031
                                                                ---------      ---------

Operating expenses:
     Selling, general and administrative ....................      53,994         41,897
     Research and development ...............................      10,502          3,371
     Amortization of goodwill and acquired intangibles ......      21,912          6,362
                                                                ---------      ---------
         Total operating expenses ...........................      86,408         51,630
                                                                ---------      ---------
Operating income (loss) .....................................      (4,623)        63,401
                                                                ---------      ---------

Other expense (income):
     Interest expense, net ..................................      44,795         15,429
     Foreign currency loss (gain) ...........................      (1,310)           836
     Other expense (income), net ............................         168          2,360
                                                                ---------      ---------
         Total other expense ................................      43,653         18,625
                                                                ---------      ---------
Income (loss) before income taxes and equity in income (loss)
     of investees ...........................................     (48,276)        44,776
Provision (benefit) for income taxes ........................      (5,310)         8,956
Equity in income (loss) of investees ........................     (26,248)         1,336
                                                                ---------      ---------
Net income (loss) ...........................................   $ (69,214)     $  37,156
                                                                =========      =========

Per Share Data:
     Basic net income (loss) per common share ...............   $   (0.45)     $    0.28
                                                                =========      =========

     Diluted net income (loss) per common share .............   $   (0.45)     $    0.27
                                                                =========      =========

     Shares used in computing basic net income
       (loss) per common share ..............................     152,185        130,872
                                                                =========      =========

     Shares used in computing diluted net income
       (loss) per common share ..............................     152,185        138,538
                                                                =========      =========



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2001              2000
                                                                                -----------      -----------
                                                                                (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................     $   207,601      $    93,517
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $2,225 and $2,426         270,335          301,915
         Due from affiliates ..............................................           2,842            1,634
         Other ............................................................           8,461            6,465
     Inventories ..........................................................         101,325          108,613
     Other current assets .................................................          45,964           36,873
                                                                                -----------      -----------
              Total current assets ........................................         636,528          549,017
                                                                                -----------      -----------
Property, plant and equipment, net ........................................       1,500,488        1,478,510
                                                                                -----------      -----------
Investments ...............................................................         475,263          501,254
                                                                                -----------      -----------
Other assets:
     Due from affiliates ..................................................          25,150           25,013
     Goodwill and acquired intangibles, net ...............................         736,111          737,593
     Other ................................................................         109,282          101,897
                                                                                -----------      -----------
                                                                                    870,543          864,503
                                                                                -----------      -----------
              Total assets ................................................     $ 3,482,822      $ 3,393,284
                                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft .......................................................     $    18,844      $    25,731
     Current portion of long-term debt ....................................          33,851           73,586
     Trade accounts payable ...............................................         127,639          133,047
     Due to affiliates ....................................................           6,640           32,534
     Accrued expenses .....................................................         137,217          129,301
     Accrued income taxes .................................................          49,451           52,232
                                                                                -----------      -----------
              Total current liabilities ...................................         373,642          446,431
Long-term debt ............................................................       1,804,175        1,585,536
Other noncurrent liabilities ..............................................          58,747           46,483
                                                                                -----------      -----------
              Total liabilities ...........................................       2,236,564        2,078,450
                                                                                -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock ......................................................            --               --
     Common stock .........................................................             153              152
     Additional paid-in capital ...........................................         976,115          975,026
     Retained earnings ....................................................         274,672          343,886
     Receivable from stockholder ..........................................          (3,276)          (3,276)
     Accumulated other comprehensive loss .................................          (1,406)            (954)
                                                                                -----------      -----------
              Total stockholders' equity ..................................       1,246,258        1,314,834
                                                                                -----------      -----------
              Total liabilities and stockholders' equity ..................     $ 3,482,822      $ 3,393,284
                                                                                ===========      ===========



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                              ADDITIONAL                RECEIVABLE       OTHER
                                             COMMON STOCK      PAID-IN      RETAINED       FROM       COMPREHENSIVE
                                             SHARES  AMOUNT    CAPITAL      EARNINGS    STOCKHOLDER       LOSS           TOTAL
                                            -------  ------   ----------   ---------    -----------   -------------   -----------

Balance at December 31, 1999 .............  130,660  $  131   $  551,964   $ 189,733    $    (3,276)   $      (811)   $   737,741
   Net income ............................     --      --           --        37,156           --             --           37,156
   Unrealized losses on investments,
     net of tax ..........................     --      --           --          --             --              (16)           (16)

   Comprehensive loss ....................

   Issuance of stock through employee
     stock purchase plan and stock options      128    --          1,300        --             --             --            1,300
   Debt conversion .......................      228    --          3,194        --             --             --            3,194
                                            -------  ------   ----------   ---------    -----------    -----------    -----------

Balance at March 31, 2000 ................  131,016  $  131   $  556,458   $ 226,889    $    (3,276)   $      (827)   $   779,375
                                            =======  ======   ==========   =========    ===========    ===========    ===========


Balance at December 31, 2000 .............  152,118  $  152   $  975,026   $ 343,886    $    (3,276)   $      (954)   $ 1,314,834
   Net income (loss) .....................     --      --           --       (69,214)          --             --          (69,214)
Unrealized gains on investments,
     net of tax ..........................     --      --           --          --             --              112            112
   Cumulative translation adjustment .....     --      --           --          --             --             (564)          (564)

   Comprehensive loss ....................

   Issuance of stock through employee
     stock purchase plan and stock options      109       1        1,089        --             --             --            1,090
                                            -------  ------   ----------   ---------    -----------    -----------    -----------
Balance at March 31, 2001 ................  152,227  $  153   $  976,115   $ 274,672    $    (3,276)   $    (1,406)   $ 1,246,258
                                            =======  ======   ==========   =========    ===========    ===========    ===========




                                             COMPREHENSIVE
                                                INCOME
                                             -------------

Balance at December 31, 1999 .............
   Net income ............................    $    37,156
   Unrealized losses on investments,
     net of tax ..........................            (16)
                                              -----------
   Comprehensive loss ....................    $    37,140
                                              ===========
   Issuance of stock through employee
     stock purchase plan and stock options
   Debt conversion .......................


Balance at March 31, 2000 ................



Balance at December 31, 2000 .............
   Net income (loss) .....................    $   (69,214)
Unrealized gains on investments,
     net of tax ..........................            112
   Cumulative translation adjustment .....           (564)
                                              -----------
   Comprehensive loss ....................    $   (69,666)
                                              ===========
   Issuance of stock through employee
     stock purchase plan and stock options

Balance at March 31, 2001 ................




        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                                2001           2000
                                                                              ---------      ---------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) ....................................................     $ (69,214)     $  37,156
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ......................................       108,214         53,766
     Amortization of deferred debt issuance costs .......................         9,458            846
     Debt conversion expense ............................................          --              270
     Provision for accounts receivable ..................................          (201)          --
     Provision for excess and obsolete inventory ........................         8,355          2,000
     Deferred income taxes ..............................................        (2,436)            36
     Equity in (income) loss of investees ...............................        26,248         (1,336)
     Loss on sale of fixed assets and investments .......................         1,124            347
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable ................................................        31,781        (38,590)
     Repurchase of accounts receivable under securitization agreement ...          --           (2,200)
     Other receivables ..................................................        (1,996)          (751)
     Inventories ........................................................         9,897          8,397
     Due to/from affiliates, net ........................................       (27,239)        (2,460)
     Other current assets ...............................................        (5,647)        (5,194)
     Other noncurrent assets ............................................         1,122         (4,805)
     Accounts payable ...................................................        (5,408)        10,840
     Accrued expenses ...................................................       (11,662)         4,923
     Accrued income taxes ...............................................        (2,781)         5,808
     Other long-term liabilities ........................................         3,562          1,055
                                                                              ---------      ---------
       Net cash provided by operating activities ........................        73,177         70,108
                                                                              ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ...........................       (71,751)      (104,082)
   Acquisition of Amkor Iwate ...........................................        (7,338)          --
   Proceeds from the sale of property, plant and equipment ..............           646           --
   Proceeds from the sale (purchase) of investments .....................          (145)         2,819
                                                                              ---------      ---------
       Net cash used in investing activities ............................       (78,588)      (101,263)
                                                                              ---------      ---------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ..............         9,917            416
   Net proceeds from issuance of long-term debt .........................       509,009        249,878
   Payments of long-term debt ...........................................      (400,111)          (220)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options ....................................         1,090          1,300
                                                                              ---------      ---------
       Net cash provided by financing activities ........................       119,905        251,374
                                                                              ---------      ---------

Effect of exchange rate fluctuations on cash and cash equivalents .......          (410)          --
                                                                              ---------      ---------

Net increase (decrease) in cash and cash equivalents ....................       114,084        220,219
Cash and cash equivalents, beginning of period ..........................        93,517         98,045
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $ 207,601      $ 318,264
                                                                              =========      =========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest ...........................................................     $  30,412      $   1,424
     Income taxes .......................................................     $    (267)     $     130



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements and related disclosures as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain previously reported amounts have been reclassified to conform with the current presentation.


2.   RISKS AND UNCERTAINTIES

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, uncertainty as to the demand from our customers over both the long-and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc.
(ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, availability of manufacturing capacity and fluctuations in manufacturing yields, the availability of financing, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, our difficulties managing our growth, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations and the results of ASI as it impacts our financial results.

3.   ACQUISITIONS

     In January 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The results of Amkor Iwate have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date, based on preliminary estimates of fair value, were $21.9 million and are being amortized on a straight-line basis over 5 to 10 years. Acquired intangibles include the value of acquired technology and of a workforce-in-place. We do not expect that the final purchase price allocation will differ significantly from the preliminary purchase price allocation.

     On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3, for a purchase price of $950.0 million. In addition we made a commitment to make a $459.0 million equity investment in ASI. Pursuant to that commitment we made an equity investment in ASI of $309.0 million on May 1, 2000. We fulfilled the remaining equity investment commitment of $150.0 million in three installments of which $30.0 million was invested on June 30, 2000, $60.0 million was invested on August 30, 2000 and October 27, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million from cash on hand. As of March 31, 2001, we invested a total of $500.6 million in ASI and owned 42% of the outstanding voting stock. We will continue to report ASI's results in our financial statements through the equity method of accounting.

     The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of March 31, 2001, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $145.3 million.

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


Pro Forma Financial Information for Amkor

     The pro forma information below assumes that the May 2000 acquisition of K1, K2 and K3 occurred at the beginning of 2000. The pro forma adjustments include a provision for amortization of goodwill and other identified intangibles, an adjustment of depreciation expense based on the fair market value of the acquired assets, interest expense on debt issued to finance the acquisitions and income taxes related to the pro forma adjustments. The pro forma results are not necessarily indicative of the results we would actually have achieved if the acquisition had been completed as of the beginning of 2000, nor are they necessarily indicative of future consolidated results.

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       ACTUAL       PRO FORMA
                                                       2001           2000
                                                     ---------      ---------
                                                      (IN THOUSANDS EXCEPT
                                                        PER SHARE AMOUNTS)

Net revenues ...................................     $ 480,623      $ 562,433
Income before income taxes and equity in income
   (loss) of investees .........................       (48,276)        72,482
Net income (loss) ..............................       (69,214)        64,644
Earnings per share:
   Basic net income (loss) per common share ....         (0.45)          0.43
   Diluted net income (loss) per common share ..         (0.45)          0.41

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the three months ended March 31, 2000 related to our investments in ASI, pro forma net income would have been $60.7 million and pro forma earnings per share on a diluted basis would have been $0.38.

Financial Information for ASI

     The following summary consolidated financial information was derived from the consolidated financial statements of ASI. ASI's results of operation for the three months ended March 31, 2000, reflected their packaging and test operations as discontinued operations.

                                                           THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                          2001           2000
                                                        --------       --------
                                                            (IN THOUSANDS)

SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues .....................................      $ 36,615       $ 79,169
Gross profit (deficit) ...........................       (22,791)        18,490
Income (loss) from continuing operations .........       (43,438)       (13,584)
Net income (loss) ................................       (43,438)        28,346

4.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines, Korea and Japan. Components of inventories follow:

                                                        MARCH 31,     DECEMBER 31,
                                                          2001            2000
                                                        --------        --------
                                                             (IN THOUSANDS)

Raw materials and purchased components .........        $ 92,908        $ 99,570
Work-in-process ................................           8,417           9,043
                                                        --------        --------
                                                        $101,325        $108,613
                                                        ========        ========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                       MARCH 31,       DECEMBER 31,
                                                          2001             2000
                                                      -----------      -----------
                                                            (IN THOUSANDS)

Land ............................................     $    80,048      $    80,048
Buildings and improvements ......................         448,200          445,785
Machinery and equipment .........................       1,592,240        1,506,774
Furniture, fixtures and other equipment .........          86,318           79,691
Construction in progress ........................          79,508           70,753
                                                      -----------      -----------
                                                        2,286,314        2,183,051
Less -- Accumulated depreciation and amortization        (785,826)        (704,541)
                                                      -----------      -----------
                                                      $ 1,500,488      $ 1,478,510
                                                      ===========      ===========

6.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                           MARCH 31,   DECEMBER 31,
                                                             2001         2000
                                                           --------     --------
                                                               (IN THOUSANDS)

Equity investments under the equity method:
   ASI (ownership of 42%) ............................     $451,874     $478,943
   Other equity investments (20% - 50% owned)
     Taiwan Semiconductor Technology Corporation .....       18,349       17,488
     Other ...........................................          729          664
                                                           --------     --------
       Total equity investments ......................      470,952      497,095
Marketable securities classified as available for sale        4,311        4,159
                                                           --------     --------
                                                           $475,263     $501,254
                                                           ========     ========

7.   DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2001             2000
                                                                                -----------      -----------
                                                                                       (IN THOUSANDS)

Secured bank facility:
   Term A loan, LIBOR plus 2.75% due March 2005 ...........................            --            297,500
   Term B loan, LIBOR plus 3% due September 2005 ..........................         346,500          347,375
   $200.0 million revolving line of credit, LIBOR plus 2.75% due March 2005            --             80,000
9.25% Senior notes due May 2006 ...........................................         425,000          425,000
9.25% Senior notes due February 2008 ......................................         500,000             --
10.5% Senior subordinated notes due May 2009 ..............................         200,000          200,000
5.75% Convertible subordinated notes due May 2003 .........................          50,191           50,191
5% Convertible subordinated notes due March 2007 ..........................         258,750          258,750
Other debt ................................................................          57,585              306
                                                                                -----------      -----------
                                                                                  1,838,026        1,659,122
Less -- Short-term borrowings and current portion of long-term debt .......         (33,851)         (73,586)
                                                                                -----------      -----------
                                                                                $ 1,804,175      $ 1,585,536
                                                                                ===========      ===========

     In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of that offering to repay amounts outstanding under the Term A loans and revolving line of credit of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment of the Term A loans, for the three months ended March 31, 2001, we included in interest expense $7.1 million related to the write-off of unamortized deferred debt issuance costs.

     Other debt as of March 31, 2001 included the financing related to Amkor Iwate's acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan.

     In connection with our issuance of the 9.25% senior notes due 2008 and the amendment to our secured bank facility during the three months ended March 31, 2001, we incurred debt issuance costs of $11.0 million. The debt issuance costs have been deferred and are being amortized over the life of the associated debt. Deferred debt issuance costs are included, net of amortization, in other noncurrent assets in the consolidated balance sheet.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $2.2 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively, in the accompanying consolidated statements of income.

8.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. As a result of the net loss for the three months ended March 31, 2001, potentially dilutive securities are excluded from the diluted weighted average shares calculation for the three months ended March 31, 2001 because the result would be antidilutive. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three months ended March 31, 2000:

                                               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                              ------------------------------------------
                                                                WEIGHTED
                                                EARNINGS     AVERAGE SHARES    PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                              -----------    --------------    ---------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Basic earnings per share ...............       $  37,156         130,872       $    0.28

Impact of convertible notes ............             584           3,815
Dilutive effect of options
   and warrants ........................            --             3,851
                                               ---------       ---------       ---------
Diluted earnings per share .............       $  37,740         138,538       $    0.27
                                               =========       =========       =========


9.   SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packaging and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and Test Services. Through our factories located in the Philippines, Korea and Japan, we offer a complete and integrated set of packaging and test services including integrated circuit (IC) packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's wafer foundry, under a long-term supply agreement.

     We derive a substantial portion of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 6.4% and 16.1% of net revenues for the three months ended March 31, 2001 and 2000, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 13.9% of net revenues for the three months ended March 31, 2001.

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

                                         PACKAGING            WAFER
                                          AND TEST         FABRICATION          OTHER             TOTAL
                                        -----------        -----------       -----------       -----------
                                                                  (IN THOUSANDS)

Three Months Ended March 31, 2001
   Net Revenues .................       $   439,413        $    41,210       $      --         $   480,623
   Gross Profit .................            77,972              3,813              --              81,785
   Operating Income (Loss) ......            (6,097)             1,474              --              (4,623)

Three Months Ended March 31, 2000
   Net Revenues .................       $   468,935        $    85,876       $      --         $   554,811
   Gross Profit .................           106,528              8,503              --             115,031
   Operating Income .............            57,818              5,583              --              63,401

Total Assets
   March 31, 2001 ...............       $ 2,782,533        $    25,907       $   700,802       $ 3,509,242
   December 31, 2000 ............         2,732,733             46,231           614,320         3,393,284

     The following presents property, plant and equipment, net based on the location of the asset.

                                                    MARCH 31,        DECEMBER 31,
                                                      2001               2000
                                                   ----------        ------------
                                                          (IN THOUSANDS)

Property, Plant and Equipment, net
   United States .........................         $   85,414         $   84,351
   Philippines ...........................            567,741            579,619
   Korea .................................            810,015            813,983
   Japan .................................             36,532               --
   Other foreign countries ...............                786                557
                                                   ----------         ----------
                                                   $1,500,488         $1,478,510
                                                   ==========         ==========

10.  COMMITMENTS AND CONTINGENCIES

     Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

     We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We have accrued our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate payable by us, as of March 31, 2001, could be up to $12.8 million.

11.  SUBSEQUENT EVENTS

     On March 7, 2001, we announced that in separate transactions, we will acquire Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. Both TSTC and SSC signed letters of intent enabling negotiations to proceed. Both agreements are expected to be finalized by June 2001. The purchase price will be paid principally through the issuance of additional shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance". The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2001 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2000, there were 10 years when semiconductor industry growth was 10 percent or less and 13 years when growth was 19% or greater. The strength of the semiconductor industry is dependent upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996 and 1998. The semiconductor industry began to expand subsequent to the 1998 downturn with a growth rate in revenues of 19% and 36% in 1999 and 2000. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The semiconductor industry has weakened significantly beginning in the fourth quarter of 2000 into the first quarter of 2001. The expected continued weakness in the semiconductor industry is causing industry analysts to forecast a significant downturn in the semiconductor industry for 2001. Our customers have reduced their forecasts as a result of the broad weakness in the semiconductor industry, uncertainty about end market demand, and excess inventory across the semiconductor industry supply chain. The significant uncertainty throughout the industry is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. The weaker demand is expected to continue to adversely impact our results in 2001.

     Prices for packaging and test services and wafer fabrication services have declined over time. Historically we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We cannot assure you that we will be able to offset any such price declines in the future.

     The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into the first quarter of 2001, demand for wafers deteriorated significantly. Historically we derived a substantial portion of our wafer fabrication service revenues from Texas Instruments. Wafers sales to Texas Instruments for the three months ended March 31, 2001 decreased 68.1% and 70.2% as compared with the three months ended December 31, 2000 and March 31, 2000, respectively. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001. ASI's results impact us through our recording of our share of their results in accordance with the equity method of accounting.

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

     Historically, our cost of revenues has consisted principally of: (1) service charges paid to ASI for packaging and test services performed for us,
(2) costs of materials and (3) labor and other costs at our factories. Service charges paid to ASI and our gross margins on sales of services performed by ASI were set in accordance with supply agreements with ASI. Our gross margins on sales of services performed by ASI were generally lower than our gross margins on sales of services performed by our factories in the Philippines, but we had not previously borne any of ASI's fixed costs. Effective with our May 2000 acquisition of K1, K2 and K3 and May 1999 acquisition of K4, we bear all of the costs associated with these factories, but we no longer pay service charges to ASI for packaging and test services. We will continue to incur costs of direct materials used in packages that we produce for our customers. Because a portion of our costs at our factories will remain fixed, increases or decreases in capacity utilization rates may continue to have a significant effect on our gross profit. The unit cost of packaging and test services generally decreases as fixed charges, such as depreciation expense on our equipment, are allocated over a larger number of units produced.

Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

     Prior to our 1999 acquisition of the K4 factory and our May 2000 acquisition of the K1, K2 and K3 factories from ASI, we were very dependent on ASI's packaging and test operations. Because we historically sold substantially all of the output of K1, K2 and K3, there was not a significant change in our revenues as a result of this acquisition. Our gross profits improved since the cost to operate the factories is less than the payments made to ASI under our previous supply agreement with ASI. This represented a significant overall improvement in gross margins as compared with the historical gross margins of approximately 11% generated under the previous ASI assembly and test supply agreement.

     The favorable increase in gross profits was offset by increased operating expenses related to the operations of K1, K2 and K3 and the amortization of $555.8 million of goodwill and acquired intangibles over a 10 year period. Our interest expense increased due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI. Our overall effective tax rate decreased due to a 100% tax holiday for seven years, with an anticipated expiration in 2006, on K1, K2 and K3's results of operations. Upon the expiration of the 100% tax holiday, we will have a 50% tax holiday for three additional years. As of March 31, 2001, we owned 42% of ASI's outstanding voting stock and we report ASI's results in our financial statements through the equity method of accounting.

Financial Impact of Our Joint Venture with Toshiba Corporation

     As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen.

     The results of Amkor Iwate have been included in the accompanying consolidated financial statements since January 2001. Our revenues increased as a result of the packaging and test services performed by Amkor Iwate for Toshiba under the supply agreement. Overall gross margins were negatively impacted given the terms of the supply agreement provide for gross margins lower than our historical gross margins on services performed by our other factories. Operating expenses increased as a result of the additional administrative expenses incurred by Amkor Iwate and the amortization of $21.9 million of goodwill and acquired intangibles over 5 to 10 years. Interest expense increased as a result of the debt incurred to finance the purchase of the packaging and test assets from Toshiba.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                             FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                               2001              2000
                                                             --------          --------
                                                                    (UNAUDITED)

Net revenues .........................................          100.0%           100.0%
Gross profit .........................................           17.0             20.7
Operating income (loss) ..............................           (1.0)            11.4
Income (loss) before income taxes and equity in income
   of investees ......................................          (10.0)             8.1
Net income (loss) ....................................          (14.4)             6.7

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net Revenues. Net revenues decreased $74.2 million, or 13.4%, to $480.6 million in the three months ended March 31, 2001 from $554.8 million in the three months ended March 31, 2000. Packaging and test net revenues decreased 6.3% to $439.4 million in the three months ended March 31, 2001 from $468.9 million in the three months ended March 31, 2000. Wafer fabrication net revenues decreased 52.0% to $41.2 million in the three months ended March 31, 2001 from $85.9 million in the three months ended March 31, 2000.

     The decrease in packaging and test net revenues was primarily attributable to a 16.7% decrease in overall unit volumes in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This overall unit volume decrease was driven by a 18.7% unit volume decrease for advanced and laminate packages and a 15.3% decrease in our leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded approximately 9.5% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $59.1 million in net revenues related to the commencement of operations of Amkor Iwate in Japan in January 2001.

     The decrease in wafer fabrication net revenues was primarily attributed to a 70.2% decrease in sales to Texas Instruments in the three months ended March 31, 2001 as compared with the three months ended March 31, 2000.

     Gross Profit. Gross profit decreased $33.2 million, or 28.9%, to $81.8 million, or 17.0% of net revenues, in the three months ended March 31, 2001 from $115.0 million, or 20.7% of net revenues, in the three months ended March 31, 2000.

     Gross margins were negatively impacted by:

       - Decreasing unit volumes in 2001, which drove a higher manufacturing cost per unit as a result of our factories' substantial fixed costs;

       -   Average selling price erosion across our product lines; and

       - Packaging and test services performed by Amkor Iwate under a long-term supply agreement with Toshiba that provides for gross margins lower than our historical gross margins on services performed by our other factories.

     The negative impact on gross margins was partially offset by:

       - Improved gross margin on revenues from the output of K1, K2 and K3 following our acquisition in May 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 28.9%, to $54.0 million, or 11.2% of net revenues, in the three months ended March 31, 2001 from $41.9 million, or 7.6% of net revenues, in the three months ended March 31, 2000. The increase in these costs was due to:

       - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 following our acquisition in May 2000;

       - Increased headcount and related personnel costs within our worldwide sales, engineering support and System-in-Package groups; and

       - Increased costs related to the commencement of operations of Amkor Iwate in Japan.

     Research and Development. Research and development expenses increased $7.1 million to $10.5 million, or 2.2% of net revenues, in the three months ended March 31, 2001 from $3.4 million, or 0.6% of net revenues, in the three months ended March 31, 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $15.6 million to $21.9 million from $6.4 million in the three months ended March 31, 2000 principally as a result of our May 2000 acquisition of K1, K2 and K3 and to a lesser extent our January 2001 acquisition of Amkor Iwate.

     Other (Income) Expense. Other expenses increased $25.0 million, to $43.7 million, or 9.1% of net revenues, in the three months ended March 31, 2001 from $18.6 million, or 3.4% of net revenues, in the three months ended March 31, 2000. The net increase in other expenses was primarily a result of an increase in interest expense of $29.4 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes, $750.0 million of secured bank debt and an additional draw of $50.0 million from our revolving line of credit under our secured bank debt to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI. In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of this offering to repay amounts outstanding under the revolving line of credit and Term A loans of our secured bank facility. In connection with the repayment of the Term A loans, for the three months ended March 31, 2001, we included in interest expense $7.1 million related to the write-off of the unamortized deferred debt issuance costs. Other expenses were favorably impacted by a change in foreign currency gains and losses of $2.1 million for the three months ended March 31, 2001 as compared with the corresponding period in the prior year principally as a result of the movement of the Korean won. Other expenses were also favorably impacted by a savings of $1.2 million in accounts receivable securitization charges as a result of the termination of a securitization agreement at the end of March 2000.

     Income Taxes. Our effective tax rate in the three months ended March 31, 2001 and the three months ended March 31, 2000 was 11.0% and 20.0%, respectively. The decrease in the effective tax rate in 2001 was due to our factories that operate with tax holidays. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

     Equity in Loss of Investees. Our earnings included our share of ASI's loss in the three months ended March 31, 2001 of $18.2 million and our share of their income in the three months ended March 31, 2000 of $5.4 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $8.8 million and $3.6 million in the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to acquisitions and investments.

     In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of that offering to repay amounts outstanding under our secured bank facilities, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In March 2001, we amended the secured bank facilities to relax certain of the covenants and to provide us with additional operating flexibility. As of March 31, 2001, no amounts were drawn under the $200.0 million revolving line of credit provided within the secured bank facility. As a result of limitations based on the outstanding accounts receivable, only $160.0 was available to be drawn under this revolving line of credit at March 31, 2001.

     In January 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The acquisition of the Toshiba packaging and test operations in Iwate, Japan by Amkor Iwate was financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliated financing company.

     On March 7, 2001, we announced that in separate transactions, that we will acquire Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. Both TSTC and SSC signed letters of intent enabling negotiations to proceed. Both agreements are expected to be finalized in June 2001. The purchase price will be paid principally through the issuance of additional shares of our common stock.

     In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million. In connection with our acquisition of K1, K2 and K3 we made an additional equity investment in ASI of $459.0 million and as of March 31, 2001 we owned 42% of ASI. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million of cash on hand. In conjunction with the private equity financing, we issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase 3.9 million additional shares of our common stock at $27.50 per share.

     In connection with the secured bank debt, we terminated, during the second quarter of 2000, a trade receivables securitization agreement and repaid $71.5 million due under this facility. The securitization agreement represented a commitment by a commercial financial institution to purchase, with limited recourse, all right, title and interest in up to $100 million in eligible receivables. In addition, we repaid $11.4 million of additional secured term loans.

     We have invested significant amounts of capital to increase our packaging and test services capacity. Last year we constructed our P4 facility in the Philippines, added capacity in our other factories in the Philippines and Korea and constructed a new research and development facility in the U.S. During the three months ended March 31, 2001 and 2000, we made capital expenditures of $71.8 million and $104.1 million, respectively. During the year ended December 31, 2000 we made capital expenditures of $480.1 million. As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend approximately $170 million in total capital expenditures in 2001, excluding any capital requirements of the companies we expect to acquire in 2001, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities.

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

     Net cash provided by operating activities during the three months ended March 31, 2001 and 2000 was $73.2 million and $70.1 million, respectively. Net cash used in investing activities during the three months ended March 31, 2001 and 2000 was $78.6 million and $101.3 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2001 and 2000 was $119.9 million and $251.4 million, respectively.

     The continued weakness in demand expected in 2001 for packaging, test and wafer fabrication services will adversely affect our cash flow from operations. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

            RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     In addition to the factors discussed elsewhere in this form 10-Q and in our report on Form 10-K for the year ended December 31, 2000 and our other reports filed with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of Amkor.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for independent packaging, test and wafer fabrication services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business.

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

We report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer. As of March 31, 2001 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into the first quarter of 2001, demand for wafers deteriorated significantly. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN THE PHILIPPINES, KOREA AND JAPAN. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

We provide packaging and test services through our factories located in the Philippines, Korea and Japan. We also source wafer fabrication services from ASI's wafer fabrication facility in Korea. In addition, we are beginning operations in China. Moreover, many of our customers' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

Our wafer fabrication business depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed. The capacity utilization of ASI's wafer foundry has decreased significantly in 2001 as a result of the weakness in the semiconductor industry. Texas Instruments as of the date of this filing was not meeting the minimum purchase commitment and we along with ASI negotiated a resolution of the shortfall with Texas Instruments to partially offset the decrease in demand.

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

ENVIRONMENTAL REGULATIONS -- FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON OUR MANUFACTURING OPERATIONS.

The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

As of April 30, 2001, we held 95 U.S. patents, we had 209 pending patents and we were preparing an additional 60 patent applications for filing. In addition to the U.S. patents, we held 623 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

As of April 30, 2001, Mr. James Kim and members of his family beneficially owned approximately 51% of our outstanding common stock. Mr. James Kim's family, acting together, will effectively control all matters submitted for approval by our stockholders. These matters could include:

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

Foreign Currency Risks

     Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won and Japanese yen. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos, won and yen.

     At March 31, 2001, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at March 31, 2001, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3.4 million, in peso-based net assets.

     At March 31, 2001, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at March 31, 2001, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $2.7 million, in won-based net assets.

     At March 31, 2001, the yen-based financial instruments primarily consisted of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Based on the portfolio of yen-based assets and liabilities at March 31, 2001, a 20% decrease in the Japanese yen to U.S. dollar exchange rate would result in a decrease of approximately $18.6 million, in yen-based net liabilities.

Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of March 31, 2001, we had a total of $1,838.0 million debt of which 80.2% was fixed rate debt and 19.8% was variable rate debt. Our variable rate debt principally consisted of amounts outstanding under our secured bank facilities that included term loans and a $200.0 million revolving line of credit of which no amounts were drawn as of March 31, 2001. The fixed rate debt consisted of senior notes, senior subordinated notes and convertible subordinated notes. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2001.

                                             YEAR ENDING DECEMBER 31,
                              -----------------------------------------------------
                                                                                                                       FAIR
                                2001       2002       2003       2004        2005      THEREAFTER        TOTAL         VALUE
                              -------    -------    -------    --------    --------    -----------     ---------     ---------
Long-term debt:
  Fixed rate debt .....        10,183     14,063     66,468        --          --        1,383,750     1,474,464     1,362,655
  Average interest rate           4.0%       4.0%       4.9%                                   8.5%          7.3%

  Variable rate debt ..        19,517      3,500      3,556     168,114     168,875           --         363,562       363,562
  Average interest rate           7.0%       7.0%       7.0%        7.0%        7.0%                         7.0%

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 20, 2001, we issued $500.0 million of principal of 9-1/4% Senior Notes due 2008 (the "Senior Notes") to a group of initial purchasers. The Senior Notes were issued as part of a private placement. The Senior Notes are senior in right of payment to the Company's 5-3/4% Convertible Subordinated Notes due 2003 and 5% Convertible Subordinated Notes due 2007 (collectively, the "Convertible Notes"). In the event that we fail to comply with any of the terms of the Senior Notes we may be blocked from making payments of principal or interest under the Convertible Notes. In addition, the Senior Notes restrict our ability to pay dividends on our Common Stock, repurchase Common Stock and redeem the Convertible Notes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------     ----------------------

  4.1      Indenture dated as of February 20, 2001 for 9-1/4% Senior Notes due
           February 15, 2008

  4.2 Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche
           Banc Alex. Brown Inc.

 12.1      Computation of Ratio of Earnings to Fixed Charges

(b) REPORTS ON FORM 8-K

    We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended March 31, 2001:

    Current Report on Form 8-K dated January 31, 2001 (filed February 2, 2001) related to a press release dated January 31, 2001 announcing our financial results for the fourth quarter and year ended December 31, 2000.

    Current Report on Form 8-K dated February 8, 2001 (filed February 8, 2001) related to a press release dated February 8, 2001 announcing our intent to offer senior notes.

    Current Report on Form 8-K dated February 15, 2001 (filed February 16, 2001) related to the filing of our consolidated financial statements as of and for the three years ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             AMKOR TECHNOLOGY, INC.


                             By:  /s/ KENNETH T. JOYCE
                                  ----------------------------------------------
                                  Kenneth T. Joyce
                                  Chief Financial Officer
                                  (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

                             Date:  May 15, 2001