Form 10-K405/A
period 2000-12-31
AMKOR TECHNOLOGY INC
filed 2001-05-16
CIK 1047127

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


Date: May 16, 2001


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  NAME                                        TITLE                        DATE
                  ----                                        -----                        ----
                   *                          Chief Executive Officer and Chairman    May 16, 2001
------------------------------------------
James J. Kim

                   *                          President and Director                  May 16, 2001
------------------------------------------
John N. Boruch

              /s/ KENNETH JOYCE               Chief Financial Officer                 May 16, 2001
------------------------------------------    (Principal Financial and Accounting
Kenneth Joyce                                 Officer)


                   *                          Director                                May 16, 2001
------------------------------------------
Winston J. Churchill

                   *                          Director                                May 16, 2001
------------------------------------------
Thomas D. George

                   *                          Director                                May 16, 2001
------------------------------------------
Gregory K. Hinckley

                   *                          Director                                May 16, 2001
------------------------------------------
John B. Neff

                   *                          Director                                May 16, 2001
------------------------------------------
Juergen Knorr


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

10.13       Technical Assistance Agreement by and between Texas Instruments
            Incorporated and Anam Industrial Co., Ltd. dated as of July 1,
            2000.+

10.14       Amended Manufacturing and Purchase Agreement by and between Texas
            Instruments Incorporated, Anam Industrial Co., Ltd. and Amkor
            Electronics, Inc., dated as of July 1, 2000.+

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


+ Confidential Treatment requested as to certain portions of this exhibit.