Form 10-Q
period 2001-06-30
AMKOR TECHNOLOGY INC
filed 2001-08-14
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

              The number of outstanding shares of the registrant's Common Stock as of August 7, 2001 was 161,368,048.

                          PART I. FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                                 JUNE 30,
                                                       ------------------------------------     ----------------------------------
                                                             2001                2000                 2001               2000
                                                       ----------------     --------------      ----------------   ---------------
                                                                    (UNAUDITED)                            (UNAUDITED)
Net revenues.......................................... $        350,169     $       547,036     $        830,792   $     1,101,847
Cost of revenues -- including purchases from ASI......          342,158             407,441              740,996           847,221
                                                       ----------------     ---------------     ----------------   ---------------
Gross profit..........................................            8,011             139,595               89,796           254,626
                                                       ----------------     ---------------     ----------------   ---------------
Operating expenses:
      Selling, general and administrative.............           51,365              46,884              105,359            88,781
      Research and development........................            8,135               4,872               18,637             8,243
      Amortization of goodwill and acquired
        intangibles...................................           20,573              15,440               42,485            21,802
                                                       ----------------     ---------------     ----------------   ---------------
           Total operating expenses...................           80,073              67,196              166,481           118,826
                                                       ----------------     ---------------     ----------------   ---------------
Operating income (loss)...............................          (72,062)             72,399              (76,685)          135,800
                                                       ----------------     ---------------     ----------------   ---------------
Other expense (income):
      Interest expense, net...........................           40,411              29,428               85,206            44,857
      Foreign currency loss (gain)....................            2,375               1,756                1,065             2,592
      Other expense (income), net.....................              (57)               (322)                 111             2,038
                                                       ----------------     ---------------     ----------------   ---------------
           Total other expense........................           42,729              30,862               86,382            49,487
                                                       ----------------     ---------------     ----------------   ---------------
Income (loss) before income taxes, equity in loss
      of investees and minority interest..............         (114,791)             41,537             (163,067)           86,313
Provision (benefit) for income taxes..................          (25,673)              6,230              (30,983)           15,186
Equity in loss of investees...........................          (26,345)             (4,371)             (52,593)           (3,035)
Minority interest.....................................             (828)                --                  (828)              --
                                                       ----------------     ---------------     ----------------   ---------------
Net income (loss)..................................... $       (116,291)    $        30,936     $       (185,505)  $        68,092
                                                       ================     ===============     ================   ===============
Per Share Data:
      Basic net income (loss) per common share........ $         (0.76)     $          0.21     $         (1.21)   $          0.49
                                                       ===============      ===============     ===============    ===============
      Diluted net income (loss) per common share...... $         (0.76)     $          0.20     $         (1.21)   $          0.47
                                                       ===============      ===============     ===============    ===============
      Shares used in computing basic net income
        (loss) per common share.......................          153,950             148,530              153,068           139,701
                                                       ================     ===============     ================   ===============
      Shares used in computing diluted net income
        (loss) per common share.......................          153,950             157,617              153,068           148,078
                                                       ================     ===============     ================   ===============

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,           DECEMBER 31,
                                                                                              2001                 2000
                                                                                       ----------------     ---------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents.....................................................    $        339,135     $        93,517
      Accounts receivable:
           Trade, net of allowance for doubtful accounts of $1,838 and $2,426.......             229,192             301,915
           Due from affiliates......................................................               2,504               1,634
           Other....................................................................               7,898               6,465
      Inventories...................................................................              83,801             108,613
      Other current assets..........................................................              46,437              36,873
                                                                                        ----------------     ---------------
                Total current assets................................................             708,967             549,017
                                                                                        ----------------     ---------------
Property, plant and equipment, net..................................................           1,453,275           1,478,510
                                                                                        ----------------     ---------------
Investments.........................................................................             448,822             501,254
                                                                                        ----------------     ---------------
Other assets:
      Due from affiliates...........................................................              22,143              25,013
      Goodwill and acquired intangibles, net........................................             717,475             737,593
      Other.........................................................................             106,080             101,897
                                                                                        ----------------     ---------------
                                                                                                 845,698             864,503
                                                                                        ----------------     ---------------
                Total assets........................................................    $      3,456,762     $     3,393,284
                                                                                        ================     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft................................................................    $         13,784     $        25,731
      Current portion of long-term debt.............................................              30,272              73,586
      Trade accounts payable........................................................             142,375             133,047
      Due to affiliates.............................................................               8,829              32,534
      Accrued expenses..............................................................             123,606             129,301
      Accrued income taxes..........................................................              16,621              52,232
                                                                                        ----------------     ---------------
                Total current liabilities...........................................             335,487             446,431
Long-term debt  ....................................................................           1,876,219           1,585,536
Other noncurrent liabilities........................................................              58,246              46,483
                                                                                        ----------------     ---------------
                Total liabilities...................................................           2,269,952           2,078,450
                                                                                        ----------------     ---------------
Commitments and contingencies
Minority interest...................................................................               2,406                 --
                                                                                        ----------------     ---------------
Stockholders' equity:
      Preferred stock...............................................................                 --                  --
      Common stock..................................................................                 156                 152
      Additional paid-in capital....................................................           1,030,857             975,026
      Retained earnings.............................................................             158,381             343,886
      Receivable from stockholder...................................................              (3,276)             (3,276)
      Accumulated other comprehensive loss..........................................              (1,714)               (954)
                                                                                        ----------------     ---------------
                Total stockholders' equity..........................................           1,184,404           1,314,834
                                                                                        ----------------     ---------------
                Total liabilities and stockholders' equity..........................    $      3,456,762     $     3,393,284
                                                                                        ================     ===============

       The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        ADDITIONAL                RECEIVABLE
                                                                      COMMON STOCK         PAID-IN      RETAINED      FROM
                                                                   SHARES      AMOUNT      CAPITAL      EARNINGS   STOCKHOLDER
                                                                  ------------------------------------------------------------
Balance at December 31, 1999..................................   130,660  $      131   $ 551,964   $ 189,733   $   (3,276)
   Net income.................................................        --          --          --      68,092           --
   Unrealized losses on investments,
      net of tax..............................................        --          --          --          --           --

   Comprehensive income.......................................

   Issuance of 20.5 million common stock shares
      and 3.9 million common stock warrants...................    20,500          21     409,979          --           --
   Issuance of stock through employee
      stock purchase plan and stock options...................       382          --       4,684          --           --
   Debt conversion............................................       248          --       3,460          --           --
                                                                ---------  ----------   ---------   ---------   ----------
Balance at June 30, 2000......................................   151,790  $      152   $ 970,087   $ 257,825   $   (3,276)
                                                                =========  ==========   =========   =========   ==========

Balance at December 31, 2000..................................   152,118  $      152   $ 975,026   $ 343,886   $   (3,276)
   Net income (loss)..........................................        --          --          --    (185,505)          --
Unrealized gains on investments,
      net of tax..............................................        --          --          --          --           --
   Cumulative translation adjustment..........................        --          --          --          --           --

   Comprehensive loss.........................................

   Issuance of stock through employee
      stock purchase plan and stock options...................       533           1       6,869          --           --
   Debt conversion............................................     3,716           3      48,962          --           --
                                                                ---------  ----------   ---------   ---------   ----------
Balance at June 30, 2001......................................   156,367  $      156   $1,030,857  $ 158,381   $   (3,276)
                                                                =========  ==========   ==========  =========   ==========

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                    COMPREHENSIVE            COMPREHENSIVE
                                                                                         LOSS        TOTAL        INCOME
                                                                                   ----------------------------------------
Balance at December 31, 1999....................................................     $  (811)   $  737,741
   Net income...................................................................           --        68,092    $    68,092
   Unrealized losses on investments,
      net of tax................................................................          (17)          (17)           (17)
                                                                                                               -----------
   Comprehensive income.........................................................                               $    68,075
                                                                                                               ===========
   Issuance of 20.5 million common stock shares
      and 3.9 million common stock warrants.....................................            --      410,000
   Issuance of stock through employee
      stock purchase plan and stock options.....................................            --        4,684
   Debt conversion..............................................................            --        3,460
                                                                                     ----------  ----------
Balance at June 30, 2000........................................................     $    (828)  $1,223,960
                                                                                    ==========   ==========

Balance at December 31, 2000....................................................     $    (954)  $1,314,834
   Net income (loss)............................................................            --     (185,505)   $  (185,505)
Unrealized gains on investments,
      net of tax................................................................            --           --             --
   Cumulative translation adjustment............................................          (760)        (760)          (760)
                                                                                                                -----------
   Comprehensive loss...........................................................                               $  (186,265)
                                                                                                                ===========
   Issuance of stock through employee
      stock purchase plan and stock options.....................................           --         6,870
   Debt conversion..............................................................           --        48,965
                                                                                    ----------   ----------
Balance at June 30, 2001........................................................   $   (1,714)   $1,184,404
                                                                                   ==========   ==========

       The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     FOR THE SIX MONTHS ENDED
                                                                                                    2001                 2000
                                                                                               ----------------     ---------------
                                                                                                            (UNAUDITED)

Cash flows from operating activities:
   Net income (loss)........................................................................  $       (185,505)    $        68,092
   Adjustments to reconcile net income to net cash provided
      by operating activities --
      Depreciation and amortization.........................................................           216,586             130,629
      Deferred debt issuance costs..........................................................            14,124               2,626
      Debt conversion expense...............................................................               --                  272
      Provision for accounts receivable.....................................................              (588)                --
      Provision for excess and obsolete inventory...........................................            11,628               3,500
      Deferred income taxes.................................................................              (155)              1,935
      Equity in (income) loss of investees..................................................            52,593               3,035
      Loss on sale of fixed assets and investments..........................................             1,522               1,012
      Minority interest.....................................................................               828                 --
   Changes in assets and liabilities excluding effects of acquisitions --
      Accounts receivable...................................................................            73,369             (38,218)
      Repurchase of accounts receivable under securitization agreement......................               --              (71,500)
      Other receivables.....................................................................            (1,433)              2,363
      Inventories...........................................................................            24,014              (2,585)
      Due to/from affiliates, net...........................................................           (21,705)              3,947
      Other current assets..................................................................            (6,054)            (13,129)
      Other noncurrent assets...............................................................             2,875             (10,372)
      Accounts payable......................................................................             9,300              62,089
      Accrued expenses......................................................................           (25,302)              8,353
      Accrued income taxes..................................................................           (35,611)              3,658
      Other long-term liabilities...........................................................             3,722               3,473
                                                                                              ----------------     ---------------
        Net cash provided by operating activities...........................................           134,208             159,180
                                                                                              ----------------     ---------------
Cash flows from investing activities:
   Purchases of property, plant and equipment...............................................          (112,664)           (288,837)
   Acquisition of Amkor Iwate...............................................................            (7,338)                --
   Acquisition of K1, K2 and K3, net of cash acquired.......................................               --             (924,548)
   Investment in ASI........................................................................               --             (339,000)
   Cash held in escrow to fund ASI investment commitment....................................               --             (120,000)
   Acquisition of Integra Technologies, LLC.................................................               --               (7,580)
   Proceeds from the sale of property, plant and equipment..................................               793                 --
   Proceeds from the sale (purchase) of investments.........................................              (161)            136,988
                                                                                              ----------------     ---------------
        Net cash used in investing activities...............................................          (119,370)         (1,542,977)
                                                                                              ----------------     ---------------
Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings..................................               764               8,574
   Net proceeds from issuance of long-term debt.............................................           750,995           1,029,154
   Payments of long-term debt...............................................................          (527,440)            (30,386)
   Net proceeds from the issuance of 20.5 million common shares in a private equity
      offering..............................................................................               --              410,000
   Proceeds from issuance of stock through employee stock
      purchase plan and stock options.......................................................             6,870               4,684
                                                                                              ----------------     ---------------
Net cash provided by financing activities...................................................           231,189           1,422,026
                                                                                              ----------------     ---------------
Effect of exchange rate fluctuations on cash and cash equivalents...........................              (409)                --
                                                                                              ----------------     ---------------
Net increase (decrease) in cash and cash equivalents........................................           245,618              38,229
Cash and cash equivalents, beginning of period..............................................            93,517              98,045
                                                                                              ----------------     ---------------
Cash and cash equivalents, end of period....................................................  $        339,135     $       136,274
                                                                                              ================     ===============
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest..............................................................................  $         68,899     $        41,531
      Income taxes..........................................................................  $           (158)    $         8,255


       The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      Certain previously reported amounts have been reclassified to conform with the current presentation.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition and eliminates the requirement to amortize goodwill and long-lived assets with indefinite lives. SFAS No. 142 requires an annual impairment test be performed to evaluate the carrying value of such assets. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact these pronouncements will have on our financial position or results of operations.

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

3.    ACQUISITIONS

      In January 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The results of Amkor Iwate have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date, based on preliminary estimates of fair value, were $21.9 million and are being amortized on a straight-line basis over 5 to 10 years. Acquired intangibles include the value of acquired technology and of a workforce-in-place. We do not expect that the final purchase price allocation will differ significantly from the preliminary purchase price allocation.

      On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3, for a purchase price of $950.0 million. In addition we made a commitment to make a $459.0 million equity investment in ASI. Pursuant to that commitment we made an equity investment in ASI of $309.0 million on May 1, 2000. We fulfilled the remaining equity investment commitment of $150.0 million in three installments of which $30.0 million was invested on June 30, 2000, and $60.0 million was invested on each of August 30, 2000 and October 27, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million from cash on hand. As of June 30, 2001, we invested a total of $500.6 million in ASI and owned 42% of the outstanding voting stock. We report ASI's results in our financial statements through the equity method of accounting.

      The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of June 30, 2001, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $136.4 million.

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

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                      ACTUAL              PRO FORMA
                                                                                       2001                 2000
                                                                                 ----------------     ---------------
                                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net revenues..................................................................   $        830,792     $     1,112,068
Income before income taxes and equity in income
   (loss) of investees........................................................          (163,067)             104,788
Net income (loss).............................................................          (185,505)              86,457
Earnings per share:
   Basic net income (loss) per common share...................................             (1.21)                0.57
Diluted net income (loss) per common share....................................             (1.21)                0.55

      The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the six months ended June 30, 2000 related to our investments in ASI, pro forma net income would have been $83.0 million and pro forma earnings per share on a diluted basis would have been $0.52.

Financial Information for ASI

      The following summary consolidated financial information was derived from the consolidated financial statements of ASI. ASI's results of operation for the six months ended June 30, 2000, reflected their packaging and test operations as discontinued operations. Net income for the six months ended June 30, 2000 includes a $436.8 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                                                              SIX MONTHS ENDED
                                                                        JUNE 30,             JUNE 30,
                                                                          2001                 2000
                                                                    ----------------     ---------------
                                                                                 (IN THOUSANDS)

SUMMARY INCOME STATEMENT INFORMATION FOR ASI

Net revenues.......................................................     $     70,449         $   157,596
Gross profit (deficit)..............................................         (49,662)             29,264
Loss from continuing operations.....................................         (84,335)            (19,254)
Net income (loss)...................................................         (84,335)            459,310

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      2001                 2000
                                                                                ----------------     ---------------
SUMMARY BALANCE SHEET INFORMATION FOR ASI                                                    (IN THOUSANDS)

Cash, including restricted cash and bank deposits...............................$        124,475     $       224,629
Property, plant and equipment, net..............................................         721,074             793,850
Current assets..................................................................         171,643             303,486
Noncurrent assets (including property, plant and equipment).....................         862,749             943,458
Current liabilities.............................................................         131,784             158,910
Total debt and other long-term financing (including current portion)............         283,255             370,976
Noncurrent liabilities (including debt and other long-term financing)...........         225,140             326,708
Total stockholders' equity......................................................         677,468             761,326


4.    INVENTORIES

      Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process. Inventories are located at our facilities in the Philippines, Korea, Japan and China. Components of inventories follow:

                                                                     JUNE 30,           DECEMBER 31,
                                                                       2001                 2000
                                                                 ----------------     ---------------
                                                                              (IN THOUSANDS)
Raw materials and purchased components........................   $         75,031     $        99,570
Work-in-process...............................................              8,770               9,043
                                                                 ----------------     ---------------
                                                                 $         83,801        $    108,613
                                                                 ================     ===============

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                              JUNE 30,           DECEMBER 31,
                                                                                2001                 2000
                                                                          ----------------     ---------------
                                                                                       (IN THOUSANDS)
Land  ....................................................................     $    80,038         $     80,048
Buildings and improvements................................................         450,180             445,785
Machinery and equipment...................................................       1,607,217           1,506,774
Furniture, fixtures and other equipment...................................          89,549              79,691
Construction in progress..................................................          95,002              70,753
                                                                          ----------------     ---------------
                                                                                 2,321,986           2,183,051
Less -- Accumulated depreciation and amortization.........................        (868,711)           (704,541)
                                                                          ----------------     ---------------
                                                                               $ 1,453,275      $    1,478,510
                                                                          ================     ===============

6.    INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2001                 2000
                                                                           ----------------     ---------------
                                                                                        (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 42%)................................................  $        425,802     $       478,943
   Other equity investments (20% - 50% owned)
      Taiwan Semiconductor Technology Corporation........................            18,134              17,488
      Other..............................................................               787                 664
                                                                           ----------------     ---------------
        Total equity investments.........................................           444,723             497,095
Marketable securities classified as available for sale...................             4,099               4,159
                                                                           ----------------     ---------------
                                                                           $        448,822     $       501,254
                                                                           ================     ===============

7.    DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2001                 2000
                                                                                     ----------------     ---------------
                                                                                                  (IN THOUSANDS)
Secured bank facility:
   Term A loan, LIBOR plus 2.75% due March 2005....................................               --              297,500
   Term B loan, LIBOR plus 3% due September 2005...................................           223,625             347,375
   $200.0 million revolving line of credit, LIBOR plus 2.75% due March 2005........               --               80,000
9.25% Senior notes due May 2006....................................................           425,000             425,000
9.25% Senior notes due February 2008...............................................           500,000                 --
10.5% Senior subordinated notes due May 2009.......................................           200,000             200,000
5.75% Convertible subordinated notes due May 2006..................................           250,000                 --
5.75% Convertible subordinated notes due May 2003..................................               --               50,191
5% Convertible subordinated notes due March 2007...................................           258,750             258,750
Other debt.........................................................................            49,116                 306
                                                                                     ----------------     ---------------
                                                                                            1,906,491           1,659,122
Less -- Short-term borrowings and current portion of long-term debt................           (30,272)            (73,586)
                                                                                     ----------------     ---------------
                                                                                     $      1,876,219     $     1,585,536
                                                                                     ================     ===============

      In May 2001, we sold $250.0 million principal amount of our 5.75% convertible subordinated notes due 2006 in a private placement. The notes are convertible into Amkor common stock at a conversion price of $35.00 per share. We used $122.0 million of the $243.0 million of the net proceeds of that offering to repay amounts outstanding under the Term B loans of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in May 2001 of the Term B loans, we expensed $2.3 million of unamortized deferred debt issuance costs.

      In May 2001, we called for the redemption of all of the 5.75% convertible subordinated notes due May 2003. In anticipation of the redemption, substantially all of the holders of the convertible notes opted to convert their notes into Amkor common stock and, accordingly, $50.2 million of the convertible notes were converted to 3.7 million of our common stock. In connection with the conversion of the 5.75% convertible subordinated notes due May 2003, $1.2 million of unamortized deferred debt issuance costs was charged to additional paid-in capital.

      In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of that offering to repay amounts outstanding under the Term A loans and revolving line of credit of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in February 2001 of the Term A loans, we expensed $7.1 million of unamortized deferred debt issuance costs.

      Other debt as of June 30, 2001 included the financing related to Amkor Iwate's acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan.

      In connection with our issuance of the 5.75% convertible subordinated notes due 2006 in May 2001, we incurred debt issuance costs of $7.0 million. In connection with our issuance of the 9.25% senior notes due 2008 and the amendment to our secured bank facility in February 2001, we incurred debt issuance costs of $11.0 million. The debt issuance costs have been deferred and are being amortized over the life of the associated debt. Deferred debt issuance costs are included, net of amortization, in other noncurrent assets in the consolidated balance sheet.

      Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $5.4 million and $8.3 million for the six months ended June 30, 2001 and 2000, respectively, in the accompanying consolidated statements of income.

8.    EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. As a result of the net loss for the three and six months ended June 30, 2001, potentially dilutive securities are excluded from the diluted weighted average shares calculation for the three and six months ended June 30, 2001 because the result would be antidilutive. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three and six months ended June 30, 2000:

                                                                FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                         ---------------------------------------------------------
                                                                                WEIGHTED
                                                            EARNINGS         AVERAGE SHARES          PER SHARE
                                                          (NUMERATOR)        (DENOMINATOR)             AMOUNT
                                                          -----------       ---------------         ----------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic earnings per share............................... $         30,936             148,530         $  0.21
Impact of convertible notes............................              606               3,726
Dilutive effect of options
   and warrants........................................              --                5,361
                                                        ----------------     ---------------     --------------
Diluted earnings per share............................. $         31,542             157,617         $   0.20
                                                        ================     ===============     ==============


                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                     ----------------------------------------------------------
                                                                             WEIGHTED
                                                         EARNINGS         AVERAGE SHARES          PER SHARE
                                                        (NUMERATOR)        (DENOMINATOR)            AMOUNT
                                                     ----------------------------------------------------------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic earnings per share..........................   $         68,092             139,701         $  0.49
Impact of convertible notes.......................              1,190               3,771
Dilutive effect of options
   and warrants...................................                --                4,606
                                                     ----------------     ---------------     --------------
Diluted earnings per share........................   $         69,282             148,078         $  0.47
                                                     ================     ===============     ==============


9. SEGMENT INFORMATION

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packaging and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

      Packaging and Test Services. Through our factories located in the Philippines, Korea, Japan and China, we offer a complete and integrated set of packaging and test services including integrated circuit (IC) packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

      Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services of ASI's wafer foundry, under a long-term supply agreement.

      We derive a substantial portion of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 7.5% and 15.4% of our consolidated net revenues for the six months ended June 30, 2001 and 2000, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 14.6% of our consolidated net revenues for the six months ended June 30, 2001.

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

                                                 PACKAGING             WAFER
                                                 AND TEST             FABRICATION        OTHER                TOTAL
                                            -----------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
Three Months Ended June 30, 2001
   Net Revenues............................ $        311,423     $        38,746     $            --      $       350,169
   Gross Profit............................            4,089               3,922                  --                8,011
   Operating Income (Loss).................          (73,770)              1,708                  --              (72,062)

Three Months Ended June 30, 2000
   Net Revenues............................ $        462,677     $        84,359     $            --      $       547,036
   Gross Profit............................          131,130               8,465                  --              139,595
   Operating Income........................           67,621               4,778                  --               72,399

Six Months Ended June 30, 2001
   Net Revenues............................ $        750,836     $        79,956     $            --      $       830,792
   Gross Profit............................           82,061               7,735                  --               89,796
   Operating Income........................          (79,867)              3,182                  --              (76,685)

Six Months Ended June 30, 2000
   Net Revenues............................ $        931,612     $       170,235     $            --      $     1,101,847
   Gross Profit............................          237,658              16,968                  --              254,626
   Operating Income (Loss).................          125,439              10,361                  --              135,800

Total Assets
   June 30, 2001........................... $      2,627,699     $        26,476     $        802,587     $     3,456,762
   December 31, 2000.......................        2,732,733              46,231              614,320           3,393,284

      The following presents property, plant and equipment, net based on the location of the asset.

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2001                 2000
                                                                     ----------------     ---------------
                                                                                  (IN THOUSANDS)
Property, Plant and Equipment, net
   United States..................................................   $   89,793            $  84,351
   Philippines....................................................      539,022              579,619
   Korea..........................................................      780,260              813,983
   Japan..........................................................       36,310                  174
   China..........................................................        7,350                   --
   Other foreign countries........................................          540                  383
                                                                     ----------------     ---------------
                                                                      1,453,275          $ 1,478,510
                                                                    =================    ===============

10.   COMMITMENTS AND CONTINGENCIES

      Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

      We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate payable by us, as of June 30, 2001, could be up to an additional $13.2 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

11.   SUBSEQUENT EVENTS

     In June 2001, we entered into definitive agreements to acquire, in separate transactions, Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The transactions were consummated in July 2001. The combined purchase price of these acquisitions was principally paid with the issuance of 4.9 million shares of our common stock, the assumption of $34.8 million of debt and approximately $6.0 million of cash consideration, net of acquired cash. Both transactions have earn-out provisions based in part on the results of each of the acquisitions. Based on the earn-out provisions, we could be required to issue an additional 1.8 million shares in January 2002 and may pay additional cash consideration of approximately $9.0 million in July 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition of the industry in which we operate, including demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future operating performance, (4) statements regarding the future of our relationship with ASI and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2001 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2000, there were 10 years when semiconductor industry growth was 10% or less and 13 years when growth was 19% or greater. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996 and 1998. The semiconductor industry began to expand subsequent to the 1998 downturn with a growth rate in revenues of 19% and 36% in 1999 and 2000. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The semiconductor industry has weakened significantly beginning in the fourth quarter of 2000 into 2001. The expected continued weakness in the semiconductor industry is causing industry analysts to forecast a decline in the semiconductor industry for 2001 of an estimated 28%. Our customers have reduced their forecasts as a result of the broad weakness in the semiconductor industry, uncertainty about end market demand, and excess inventory across the semiconductor industry supply chain. The significant uncertainty throughout the industry is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. The weaker demand is expected to continue to adversely impact our results in 2001.

      During the current industry downturn, our business strategy has been to move forward with geographic diversification, invest in next-generation technology, and enhance our financial flexibility. We commenced operations in Japan in connection with our joint venture with Toshiba, constructed an assembly and test facility in China and consummated two acquisitions in Taiwan. We continue to evaluate additional acquisition and investment opportunities. Although we have significantly reduced our capital expenditure plans, we are committed to investing in new technologies primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. We raised $500.0 million of 9.25% senior notes due 2008 and $250.0 million of 5.75% convertible subordinated notes due 2006. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. With the repayment of the term loans, we eliminated $70.0 million in principal payments due in 2001. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. Our cash and cash equivalent balance as of June 30, 2001 was $339.1 million.

     During the second half of the year ended December 31, 2000, we had significantly increased our operating costs to service the demand we were experiencing and expecting. Beginning in 2001, we implemented numerous cost reduction initiatives as a significant part of our financial strategy to partially mitigate the impact of the industry downturn on our results of operations and cash flows. Our cost reduction efforts included reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, and negotiating cost reductions with our vendors.

We reduced our headcount in the Philippines and Korea by approximately 2,400 employees or 11% from the employment levels at December 31, 2000. Labor costs, excluding one-time severance costs, in the Philippines and Korea were reduced by $16.6 million or 18% for the three months ended June 30, 2001 as compared with the three months ended December 31, 2000. We reduced our administrative headcount, excluding the effects of acquisitions, by 8% from the employment levels at December 31, 2000. General, selling and administrative salaries and compensation, excluding the effects of acquisitions, were reduced by $3.1 million or 16% for the three months ended June 30, 2001 as compared with the three months ended December 31, 2000. We estimate that for the three months ended June 30, 2001 we reduced our factory operating costs and administrative costs, excluding depreciation, materials and the impact of acquisitions and expansions, by an estimated $28 million and $9 million, respectively, as compared with the three months ended December 31, 2000.

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

      The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into 2001, demand for wafers deteriorated significantly. Historically we derived a substantial portion of our wafer fabrication service revenues from Texas Instruments. Wafers sales to Texas Instruments for the six months ended June 30, 2001 decreased 65.3% as compared with the six months ended June 30, 2000. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001. ASI's results impact us through our recording of our share of their results in accordance with the equity method of accounting.

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

      There was not a significant change in our revenues as a result of the acquisition of K1, K2 and K3, because we historically sold substantially all of the output of those facilities. Our gross margins on sales of services performed by ASI were set in accordance with supply agreements with ASI and were generally lower than our gross margins of services performed by our factories in the Philippines. Effective with our May 2000 acquisition of K1, K2 and K3, we no longer pay service charges to ASI for packaging and test services. Our gross margins were favorably impacted by the termination of the supply agreement, but such favorable impact was partially offset by the additional operating costs that were previously borne by ASI for K1, K2 and K3 and the amortization of $555.8 million of goodwill and acquired intangibles over a 10-year period.

      Our interest expense increased due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI. Our overall effective tax rate decreased due to a 100% tax holiday for seven years, with an anticipated expiration in 2006, on K1, K2 and K3's results of operations. Upon the expiration of the 100% tax holiday, we will have a 50% tax holiday for three additional years. As of June 30, 2001, we owned 42% of ASI's outstanding voting stock and we report ASI's results in our financial statements through the equity method of accounting.

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

      The results of Amkor Iwate have been included in the accompanying consolidated financial statements since January 2001. Our revenues increased as a result of the packaging and test services performed by Amkor Iwate for Toshiba under the supply agreement. Gross margins as a percentage of net revenues were negatively impacted given the terms of the supply agreement provide for gross margins lower than our historical gross margins on services performed by our other factories. Operating expenses increased as a result of the additional administrative expenses incurred by Amkor Iwate and the amortization of $21.9 million of goodwill and acquired intangibles over 5 to 10 years. Interest expense increased as a result of the debt incurred to finance the purchase of the packaging and test assets from Toshiba.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                          FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                    ------------------------------------     ------------------------------------
                                                          2001                2000                 2001                 2000
                                                    ----------------     --------------      ----------------     ---------------
                                                                (UNAUDITED)                                  (UNAUDITED)
Net revenues.......................................        100.0%               100.0%               100.0%              100.0%
Gross profit.......................................          2.3                 25.5                 10.8                23.1
Operating income (loss)............................        (20.6)                13.2                 (9.2)               12.3
Income (loss) before income taxes and equity in
      income (loss) of investees...................        (32.8)                 7.6                (19.6)                7.8
Net income (loss)..................................        (33.2)                 5.7                (22.3)                6.2

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Net Revenues. Net revenues decreased $196.8 million, or 36.0%, to $350.2 million in the three months ended June 30, 2001 from $547.0 million in the three months ended June 30, 2000. Packaging and test net revenues decreased 32.7% to $311.4 million in the three months ended June 30, 2001 from $462.7 million in the three months ended June 30, 2000. Wafer fabrication net revenues decreased 54.1% to $38.7 million in the three months ended June 30, 2001 from $84.4 million in the three months ended June 30, 2000.

      The decrease in packaging and test net revenues, excluding the impact of acquisitions, was primarily attributable to a 40.3% decrease in overall unit volumes in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This overall unit volume decrease was driven by a 43.2% unit volume decrease for advanced leadframe and laminate packages and a 37.8% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded approximately 10% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $49.7 million in net revenues for the three months ended June 30, 2001 related to Amkor Iwate in Japan which commenced operations in January 2001.

      The decrease in wafer fabrication net revenues was primarily attributed to a 59.6% decrease in sales to Texas Instruments in the three months ended June 30, 2001 as compared with the three months ended June 30, 2000.

      Gross Profit. Gross profit decreased $131.6 million, or 94.3%, to $8.0 million, or 2.3% of net revenues, in the three months ended June 30, 2001 from $139.6 million, or 25.5% of net revenues, in the three months ended June 30, 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit.

      Gross margins as a percentage of net revenues were negatively impacted by:

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

      The negative impact on gross margins was partially offset by:

     - The favorable impact of the termination of our supply agreement with ASI effective with our May 2000 acquisition of K1, K2 and K3. Such favorable impact was partially offset by the additional operating costs that were previously borne by ASI for K1, K2 and K3; and

     - Cost reduction initiatives implemented in the first and second quarter of 2001, the full effect of which will not benefit the company until the third quarter of 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.5 million, or 9.6%, to $51.4 million, or 14.7% of net revenues, in the three months ended June 30, 2001 from $46.9 million, or 8.6% of net revenues, in the three months ended June 30, 2000. The increase in these costs was due to:

     - Increased costs related to the commencement of operations of Amkor Iwate in Japan as well as our operations in China;

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 following our acquisition in May 2000; and

     - Increased headcount and related personnel costs within our worldwide sales, engineering support and System-in-Package groups.

      The increase in selling, general and administrative expenses was partially offset by:

     -    Reduced compensation related expenses; and

     - Reduced administrative expenses as a result of cost reduction initiatives.

      Research and Development. Research and development expenses increased $3.2 million to $8.1 million, or 2.3% of net revenues, in the three months ended June 30, 2001 from $4.9 million, or 0.9% of net revenues, in the three months ended June 30, 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $5.2 million to $20.6 million from $15.4 million in the three months ended June 30, 2000 principally as a result of our May 2000 acquisition of K1, K2 and K3 and to our January 2001 acquisition of Amkor Iwate.

      Other (Income) Expense. Other expenses increased $11.8 million, to $42.7 million, or 12.2% of net revenues, in the three months ended June 30, 2001 from $30.9 million, or 5.6% of net revenues, in the three months ended June 30, 2000. The net increase in other expenses was primarily a result of an increase in net interest expense of $11.0 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities which are more fully detailed in our discussion of "Liquidity and Capital Resources." Net interest expense for the three months ended June 30, 2001 included $2.3 million of unamortized deferred debt issuance costs expensed in connection with the repayment in May 2001 of term loans outstanding under our secured bank facility.

      Income Taxes. Our effective tax rate in the three months ended June 30, 2001 and the three months ended June 30, 2000 was 22.4% and 15.0%, respectively. The increase in the effective tax rate in 2001 was due to operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the three months ended June 30, 2001 of $17.5 million and our share of their income in the three months ended June 30, 2000 of $0.6 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $8.9 million and $4.9 million in the three months ended June 30, 2001 and the three months ended June 30, 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.

Six months ended June 30, 2001 Compared to Six months ended June 30, 2000

      Net Revenues. Net revenues decreased $271.0 million, or 24.6%, to $830.8 million in the six months ended June 30, 2001 from $1,101.8 million in the six months ended June 30, 2000. Packaging and test net revenues decreased 19.4% to $750.8 million in the six months ended June 30, 2001 from $931.6 million in the six months ended June 30, 2000. Wafer fabrication net revenues decreased 53.0% to $80.0 million in the six months ended June 30, 2001 from $170.2 million in the six months ended June 30, 2000.

      The decrease in packaging and test net revenues, excluding the impact of acquisitions, was primarily attributable to a 28.7% decrease in overall unit volumes in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This overall unit volume decrease was driven by a 31.4% unit volume decrease for advanced leadframe and laminate packages and a 26.5% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded approximately 10% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $108.8 million in net revenues related to the commencement of operations of Amkor Iwate in Japan in January 2001.

      The decrease in wafer fabrication net revenues was primarily attributed to a 65.3% decrease in sales to Texas Instruments in the six months ended June 30, 2001 as compared with the six months ended June 30, 2000.

      Gross Profit. Gross profit decreased $164.8 million, or 64.7%, to $89.8 million, or 10.8% of net revenues, in the six months ended June 30, 2001 from $254.6 million, or 23.1% of net revenues, in the six months ended June 30, 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit.

      Gross margins as a percentage of net revenues were negatively impacted by:

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

      The negative impact on gross margins was partially offset by:

     - The favorable impact of the termination of our supply agreement with ASI effective with our May 2000 acquisition of K1, K2 and K3. Such favorable impact was partially offset by the additional operating costs that were previously borne by ASI for K1, K2 and K3; and

     - Cost reduction initiatives implemented in the first and second quarter of 2001, the full effect of which will not benefit the company until the third quarter of 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.6 million, or 18.7%, to $105.4 million, or 12.7% of net revenues, in the six months ended June 30, 2001 from $88.8 million, or 8.1% of net revenues, in the six months ended June 30, 2000. The increase in these costs was due to:

     - Increased costs related to the commencement of operations of Amkor Iwate in Japan as well as our operations in China;

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 following our acquisition in May 2000; and

     - Increased headcount and related personnel costs within our worldwide sales, engineering support and System-in-Package groups.

      The increase in selling, general and administrative expenses was partially offset by:

     -    Reduced compensation related expenses; and

     - Reduced administrative expenses as a result of cost reduction initiatives.

      Research and Development. Research and development expenses increased $10.4 million to $18.6 million, or 2.2% of net revenues, in the six months ended June 30, 2001 from $8.2 million, or 0.7% of net revenues, in the six months ended June 30, 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $20.7 million to $42.5 million from $21.8 million in the six months ended June 30, 2000 principally as a result of our May 2000 acquisition of K1, K2 and K3 and to a lesser extent our January 2001 acquisition of Amkor Iwate.

      Other (Income) Expense. Other expenses increased $36.9 million, to $86.4 million, or 10.4% of net revenues, in the six months ended June 30, 2001 from $49.5 million, or 4.5% of net revenues, in the six months ended June 30, 2000. The net increase in other expenses was primarily a result of an increase in interest expense of $40.3 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities which are more fully detailed in our discussion of "Liquidity and Capital Resources." Net interest expense for the six months ended June 30, 2001 also included $9.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February and May 2001 of term loans outstanding under our secured bank facility.

      Other expenses were favorably impacted by a change in foreign currency gains and losses of $1.5 million for the six months ended June 30, 2001 as compared with the corresponding period in the prior year. Other expenses were also favorably impacted by a savings of $1.1 million in accounts receivable securitization charges as a result of the termination of a securitization agreement at the end of March 2000.

      Income Taxes. Our effective tax rate in the six months ended June 30, 2001 and the six months ended June 30, 2000 was 19.0% and 17.6%, respectively. The increase in the effective tax rate in 2001 was due to operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the six months ended June 30, 2001 of $34.9 million and our share of their income in the six months ended June 30, 2000 of $5.5 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $17.7 million and $8.5 million in the six months ended June 30, 2001 and the six months ended June 30, 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Our ongoing primary cash needs are for equipment purchases, factory expansions, interest and principal payments on our debt and working capital, in addition to acquisitions and investments.

      In June 2001, we entered into definitive agreements to acquire, in separate transactions, Taiwan Semiconductor Corporation and Sampo Semiconductor Corporation in Taiwan. The transactions were consummated in July 2001. The combined purchase price of these acquisitions was principally paid with the issuance of 4.9 million shares of our common stock, the assumption of $34.8 million of debt and approximately $6.0 million of cash consideration, net of acquired cash. Both transactions have earn-out provisions based in part on the results of each of the acquisitions. Based on the earn-out provisions, we could be required to issue an additional 1.8 million shares in January 2002 and may pay additional cash consideration of approximately $9.0 million in July 2002.

      In May 2001, we sold $250.0 million principal amount of our 5.75% convertible subordinated notes due 2006 in a private placement. The notes are convertible into Amkor common stock at a conversion price of $35.00 per share. In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $509.5 million of the combined net proceeds of $733.0 million to repay amounts outstanding under our secured bank facilities, which accrued interest at LIBOR plus 2.75% - 3%. The balance of the net proceeds was available to be used for general corporate and working capital purposes. With the repayment of the term loans, we eliminated $70.0 million in principal payments due in 2001.

      In May 2001, we called for the redemption of all of the 5.75% convertible subordinated notes due May 2003. In anticipation of the redemption, substantially all of the holders of the convertible notes opted to convert their notes into Amkor common stock and, accordingly, $50.2 million of the convertible notes were converted to 3.7 million of our common stock.

      In March 2001 and June 2001, we amended the secured bank facilities to relax certain of the covenants and to provide us with additional operating flexibility. As of June 30, 2001, no amounts were drawn under the $200.0 million revolving line of credit provided within the secured bank facility. As a result of limitations based on the outstanding accounts receivable, approximately $130.0 million was available to be drawn under this revolving line of credit at June 30, 2001.

      In January 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate wafer foundry under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The acquisition of the Toshiba packaging and test operations in Iwate, Japan by Amkor Iwate was financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliated financing company.

      In June 2001, we completed construction of an assembly and test facility in Shanghai, China. We continue to qualify several package technologies and expect to build revenues slowly during the second half of 2001 and more rapidly in 2002. We principally used underutilized equipment from the Philippines and Korea to equip the Shanghai facility. We do not expect our Chinese operations to contribute or utilize significant cash flow during the remainder of 2001.

      In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million. In connection with our acquisition of K1, K2 and K3 we made an additional equity investment in ASI of $459.0 million and as of June 30, 2001 we owned 42% of ASI. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million of cash on hand. In conjunction with the private equity financing, we issued 20.5 million shares of our common stock in the private equity offering and granted warrants to purchase 3.9 million additional shares of our common stock at $27.50 per share.

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

      We have invested significant amounts of capital to increase our packaging and test services capacity. During 2000 we constructed our P4 facility in the Philippines, added capacity in our other factories in the Philippines and Korea and constructed a new research and development facility in the U.S. During the six months ended June 30, 2001 and 2000, we made capital expenditures of $112.7 million and $288.8 million, respectively. During the year ended December 31, 2000 we made capital expenditures of $480.1 million. As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend approximately $150.0 million in total capital expenditures in 2001, excluding any capital requirements of the companies we have or expect to acquire in 2001, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities.

      Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. As a result of the continued weakness in the semiconductor industry, in June 2001 we amended our existing credit facility to relax certain of the financial covenants. However, if the weakness in the semiconductor industry and for our services continues, we can not give assurance that we will be able to remain in compliance with our financial covenants. In the event of default, we may not be able to cure the default or obtain a waiver, and our operations could be significantly disrupted and harmed.

      Net cash provided by operating activities during the six months ended June 30, 2001 and 2000 was $134.2 million and $159.2 million, respectively. Net cash used in investing activities during the six months ended June 30, 2001 and 2000 was $119.4 million and $1,543.0 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2001 and 2000 was $231.2 million and $1,422.0 million, respectively.

      The continued weakness in demand expected in 2001 for packaging, test and wafer fabrication services will adversely affect our results and cash flows from operations. We have undertaken a variety of measures to reduce our operating costs including reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, and negotiating cost reductions with our vendors. We expect to continue to evaluate our existing operations and investments. Additionally, we are pursuing business combination opportunities to diversify our geographic operations and expand our customer base. We will continue to evaluate the recorded value of our investments and long-lived assets for potential impairment as a result of industry conditions or changes in our business strategy.

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

We report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer. As of June 30, 2001 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into 2001, demand for wafers deteriorated significantly. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

As of July 31, 2001, we held 103 U.S. patents, we had 234 pending patents and we were preparing an additional 37 patent applications for filing. In addition to the U.S. patents, we held 516 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

As of July 31, 2001, Mr. James Kim and members of his family beneficially owned approximately 48% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

      At June 30, 2001, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at June 30, 2001, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3.5 million, in peso-based net assets.

      At June 30, 2001, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at June 30, 2001, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $3.5 million, in won-based net assets.

      At June 30, 2001, the yen-based financial instruments primarily consisted of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Based on the portfolio of yen-based assets and liabilities at June 30, 2001, a 20% decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase of approximately $13.1 million, in yen-based net liabilities.

Interest Rate Risks

      Our company has interest rate risk with respect to our long-term debt. As of June 30, 2001, we had a total of $1,906.5 million debt of which 87.6% was fixed rate debt and 12.4% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $200.0 million revolving line of credit of which no amounts were drawn as of June 30, 2001. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2001.

                                                   YEAR ENDING DECEMBER 31,
                          ---------------------------------------------------------------------------
                               2001           2002           2003            2004           2005
                          -------------   ------------   -------------  -------------   -------------
Long-term debt:
  Fixed rate debt         $       6,842   $     14,103   $      15,224             --              --
  Average interest rate            4.0%           4.0%            4.0%

  Variable rate debt      $      14,527   $      3,500   $       3,556   $    106,676    $    108,313
  Average interest rate            1.7%           7.0%            7.1%           7.0%            7.0%





                                                                FAIR
                              THEREAFTER        TOTAL           VALUE
                            -------------   -------------  -------------
Long-term debt:
  Fixed rate debt           $   1,633,750   $   1,669,919  $   1,545,892
  Average interest rate              8.2%            8.1%

  Variable rate debt                  --    $     236,572  $     236,572
  Average interest rate                              6.7%


Equity Price Risks

      Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense. If we induced such conversion, our earnings could include an additional charge.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 18, 2001, we issued $250.0 million of principal of 5.75% convertible subordinated notes due 2006 (the "Notes") to a group of initial purchasers. The Notes were issued in reliance on Rule 144A promulgated under the Securities Act of 1933, as amended. The Notes are convertible into our common stock at the option of the holder at any time prior to maturity at a conversion price of $35.00 per share. The Notes are subordinated in right of payment to all of our existing and future senior debt. We used $122.0 million of the $243.0 million of the net proceeds of the offering to repay amounts outstanding under the Term B loans of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      At Amkor Technology, Inc.'s Annual Meeting of Stockholders held on June 25, 2001 the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

                                                                  NUMBER OF SHARES
                                                            VOTED FOR            WITHHELD
                                                            ---------            --------
James J. Kim...........................................    132,890,911           2,066,835
John N. Boruch.........................................    132,885,662           2,072,084
Winston J. Churchill...................................    134,885,362              72,384
Thomas D. George.......................................    134,885,512              72,234
George K. Hinckley.....................................    134,885,222              72,524
Juergen Knorr..........................................    134,881,836              75,910
John B. Neff...........................................    134,882,106              75,640

2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the company for the current year. Votes totaled 134,910,733 for, 21,679 against and 25,334 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibits are filed as part of this report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
4.1 Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.

4.2 Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.

4.3 Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.

4.4 Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.

12.1     Computation of Ratio of Earnings to Fixed Charges

(b)  REPORTS ON FORM 8-K

     We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended June 30, 2001:

     Current Report on Form 8-K dated March 30, 2001 (filed April 2, 2001) related to the consolidated financial statements of Anam Semiconductor, Inc. and its subsidiaries as of and for each of the three years ended December 31, 2000 filed pursuant to rule 3-09 of Regulation S-X

     Current Report on Form 8-K dated April 26, 2001 (filed May 3, 2001) related to a press release dated April 26, 2001 announcing our financial results for the first quarter ended March 31, 2001.

     Current Report on Form 8-K dated May 11, 2001 (filed May 11, 2001) related to a press release dated May 11, 2001 announcing our intent to redeem all of our company's 5.75% convertible subordinated notes due 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        AMKOR TECHNOLOGY, INC.

                                        By:  /s/ KENNETH T. JOYCE
                                             ___________________________________
                                             Kenneth T. Joyce
                                             Chief Financial Officer
                                             (Principal Financial, Chief
                                             Accounting Officer and Duly
                                             Authorized Officer)

                                        Date:  August 14, 2001