Form 10-Q
period 2001-09-30
AMKOR TECHNOLOGY INC
filed 2001-11-14
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]


            The number of outstanding shares of the registrant's Common Stock as of November 1, 2001 was 161,437,940.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                       -----------------------------       -----------------------------
                                                           2001              2000              2001              2000
                                                       -----------       -----------       -----------       -----------
                                                                (UNAUDITED)                         (UNAUDITED)
Net revenues ....................................      $   334,716       $   648,576       $ 1,165,508       $ 1,750,423
Cost of revenues -- including purchases from ASI           346,355           469,518         1,087,351         1,316,739
                                                       -----------       -----------       -----------       -----------
Gross profit ....................................          (11,639)          179,058            78,157           433,684
                                                       -----------       -----------       -----------       -----------

Operating expenses:
     Selling, general and administrative ........           47,847            50,257           153,206           139,386
     Research and development ...................            9,784             8,838            28,421            17,081
     Amortization of goodwill and acquired
       intangibles ..............................           21,214            20,179            63,699            41,633
                                                       -----------       -----------       -----------       -----------
         Total operating expenses ...............           78,845            79,274           245,326           198,100
                                                       -----------       -----------       -----------       -----------
Operating income (loss) .........................          (90,484)           99,784          (167,169)          235,584
                                                       -----------       -----------       -----------       -----------

Other expense (income):
     Interest expense, net ......................           37,904            36,787           123,110            81,644
     Foreign currency loss (gain) ...............           (1,071)            2,015                (6)            4,607
     Other expense (income), net ................            1,619              (613)            1,730             1,425
                                                       -----------       -----------       -----------       -----------
         Total other expense ....................           38,452            38,189           124,834            87,676
                                                       -----------       -----------       -----------       -----------
Income (loss) before income taxes, equity in loss
     of investees and minority interest .........         (128,936)           61,595          (292,003)          147,908
Provision (benefit) for income taxes ............          (24,498)            9,239           (55,481)           24,425
Equity in loss of investees .....................          (23,661)           (7,185)          (76,254)          (10,220)
Minority interest ...............................             (645)               --            (1,473)               --
                                                       -----------       -----------       -----------       -----------
Net income (loss) ...............................      $  (128,744)      $    45,171       $  (314,249)      $   113,263
                                                       ===========       ===========       ===========       ===========

Per Share Data:
     Basic net income (loss) per common share ...      $     (0.80)      $      0.30       $     (2.02)      $      0.79
                                                       ===========       ===========       ===========       ===========

     Diluted net income (loss) per common share .      $     (0.80)      $      0.28       $     (2.02)      $      0.75
                                                       ===========       ===========       ===========       ===========

     Shares used in computing basic net income
       (loss) per common share ..................          160,581           151,831           155,594           143,744
                                                       ===========       ===========       ===========       ===========

     Shares used in computing diluted net income
       (loss) per common share ..................          160,581           158,833           155,594           151,663
                                                       ===========       ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2001              2000
                                                                                 -----------       -----------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................      $   328,224       $    93,517
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $2,126 and $2,426          242,390           301,915
         Due from affiliates ..............................................            1,168             1,634
         Other ............................................................            9,183             6,465
     Inventories ..........................................................           79,834           108,613
     Other current assets .................................................           48,289            36,873
                                                                                 -----------       -----------
              Total current assets ........................................          709,088           549,017
                                                                                 -----------       -----------
Property, plant and equipment, net ........................................        1,476,609         1,478,510
                                                                                 -----------       -----------
Investments ...............................................................          407,435           501,254
                                                                                 -----------       -----------
Other assets:
     Due from affiliates ..................................................           22,277            25,013
     Goodwill and acquired intangibles, net ...............................          727,739           737,593
     Other ................................................................          177,437           101,897
                                                                                 -----------       -----------
                                                                                     927,453           864,503
                                                                                 -----------       -----------
              Total assets ................................................      $ 3,520,585       $ 3,393,284
                                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft .......................................................      $    15,530       $    25,731
     Short-term borrowings and current portion of long-term debt ..........          161,772            73,586
     Trade accounts payable ...............................................          122,407           133,047
     Due to affiliates ....................................................           21,522            32,534
     Accrued expenses .....................................................          150,016           129,301
     Accrued income taxes .................................................           55,487            52,232
                                                                                 -----------       -----------
              Total current liabilities ...................................          526,734           446,431
Long-term debt ............................................................        1,777,396         1,585,536
Other noncurrent liabilities ..............................................           63,389            46,483
                                                                                 -----------       -----------
              Total liabilities ...........................................        2,367,519         2,078,450
                                                                                 -----------       -----------
Commitments and contingencies

Minority interest .........................................................            7,383                --
                                                                                 -----------       -----------

Stockholders' equity:
     Preferred stock ......................................................               --                --
     Common stock .........................................................              162               152
     Additional paid-in capital ...........................................        1,119,968           975,026
     Retained earnings ....................................................           29,637           343,886
     Receivable from stockholder ..........................................           (3,276)           (3,276)
     Accumulated other comprehensive loss .................................             (808)             (954)
                                                                                 -----------       -----------
              Total stockholders' equity ..................................        1,145,683         1,314,834
                                                                                 -----------       -----------
              Total liabilities and stockholders' equity ..................      $ 3,520,585       $ 3,393,284
                                                                                 ===========       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                       COMMON STOCK    ADDITIONAL             RECEIVABLE       OTHER
                                      -------------     PAID-IN    RETAINED      FROM      COMPREHENSIVE               COMPREHENSIVE
                                      SHARE   AMOUNT    CAPITAL    EARNINGS   STOCKHOLDER       LOSS        TOTAL          INCOME
                                      ------  ------    -------    --------   -----------       ----        -----          ------

Balance at December 31, 1999 ......  130,660  $  131  $  551,964  $ 189,733   $   (3,276)  $       (811)  $  737,741
   Net income .....................       --      --          --    113,263           --             --      113,263   $    113,263
   Unrealized losses on
      investments, net of tax .....       --      --          --         --           --           (144)        (144)          (144)
                                                                                                                       ------------
   Comprehensive income ...........                                                                                    $    113,119
                                                                                                                       ============
   Issuance of 20.5 million common
      stock shares and 3.9 million
      common stock warrants .......   20,500      21     409,979         --           --             --      410,000
   Issuance of stock through
      employee stock purchase plan
      and stock options ...........      445      --       5,477         --           --             --        5,477
   Debt conversion ................      248      --       3,460         --           --             --        3,460
                                     -------  ------  ----------  ---------   ----------   ------------   ----------
Balance at September 30, 2000 .....  151,853  $  152  $  970,880  $ 302,996   $   (3,276)  $       (955)  $1,269,797
                                     =======  ======  ==========  =========   ==========   ============   ==========


Balance at December 31, 2000 ......  152,118  $  152  $  975,026  $ 343,886   $   (3,276)  $       (954)  $1,314,834
   Net income (loss) ..............       --      --          --   (314,249)          --             --     (314,249)  $   (314,249)
   Unrealized gains on
      investments, net of tax .....       --      --          --         --           --             --           --             --
   Cumulative translation
      adjustment ..................       --      --          --         --           --            146          146            146
                                                                                                                       ------------
   Comprehensive loss .............                                                                                    $   (314,103)
                                                                                                                       ============
   Issuance of stock for
      acquisitions ................    4,948       5      87,869         --           --             --       87,874
   Issuance of stock through
      employee stock purchase plan
      and stock options ...........      650       1       8,125         --           --             --        8,126
   Debt conversion ................    3,716       4      48,948         --           --             --       48,952
                                     -------  ------  ----------  ---------   ----------   ------------   ----------
Balance at September 30, 2001 .....  161,432  $  162  $1,119,968  $  29,637   $   (3,276)  $       (808)  $1,145,683
                                     =======  ======  ==========  =========   ==========   ============   ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             2001              2000
                                                                                         -----------       -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) ..............................................................      $  (314,249)      $   113,263
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ................................................          328,920           227,075
     Deferred debt issuance costs .................................................           16,446             4,814
     Debt conversion expense ......................................................               --               272
     Provision for accounts receivable ............................................             (300)               --
     Provision for excess and obsolete inventory ..................................           13,794             3,500
     Deferred income taxes ........................................................          (69,656)            3,353
     Equity in (income) loss of investees .........................................           76,254            10,220
     Loss on sale of fixed assets and investments .................................            6,254             1,355
     Minority interest ............................................................            1,473                --
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable ..........................................................           82,124           (82,628)
     Repurchase of accounts receivable under securitization agreement .............               --           (71,500)
     Other receivables ............................................................           (2,718)            1,141
     Inventories ..................................................................           30,353           (12,453)
     Due to/from affiliates, net ..................................................           (7,810)            6,040
     Other current assets .........................................................           (3,381)          (19,237)
     Other noncurrent assets ......................................................            6,102            (9,766)
     Accounts payable .............................................................          (21,080)           45,956
     Accrued expenses .............................................................           (1,464)           45,414
     Accrued income taxes .........................................................            3,510             2,680
     Other long-term liabilities ..................................................            5,843            10,462
                                                                                         -----------       -----------
       Net cash provided by operating activities ..................................          150,415           279,961
                                                                                         -----------       -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment .....................................         (134,947)         (402,317)
   Acquisitions, net of cash acquired .............................................          (11,057)          (17,702)
   Acquisition of K1, K2 and K3, net of cash acquired .............................               --          (927,290)
   Investment in ASI ..............................................................               --          (459,000)
   Proceeds from the sale of property, plant and equipment ........................            1,105                --
   Proceeds from the sale (purchase) of investments ...............................             (257)          136,881
                                                                                         -----------       -----------
       Net cash used in investing activities ......................................         (145,156)       (1,669,428)
                                                                                         -----------       -----------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ........................            3,746             5,376
   Net proceeds from issuance of long-term debt ...................................          750,486         1,028,203
   Payments of long-term debt .....................................................         (532,636)          (48,769)
   Net proceeds from the issuance of 20.5 million common shares in a private equity
     offering .....................................................................               --           410,000
   Proceeds from issuance of stock through employee stock purchase plan and stock
     options ......................................................................            8,126             5,477
                                                                                         -----------       -----------
       Net cash provided by financing activities ..................................          229,722         1,400,287
                                                                                         -----------       -----------

Effect of exchange rate fluctuations on cash and cash equivalents .................             (274)               --
                                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents ..............................          234,707            10,820
Cash and cash equivalents, beginning of period ....................................           93,517            98,045
                                                                                         -----------       -----------
Cash and cash equivalents, end of period ..........................................      $   328,224       $   108,865
                                                                                         ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest .....................................................................      $   102,805       $    66,396
     Income taxes .................................................................      $      (195)      $    17,533

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain previously reported amounts have been reclassified to conform with the current presentation.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life would be subject to an annual review for impairment. For existing acquisitions, the provisions of the new standards will be effective for us in the first quarter of 2002. The new standards are generally effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. We are in the process of quantifying the anticipated impact of adopting the provisions of SFAS No. 142, which is expected to be significant. Upon adoption, we will stop amortizing goodwill, including goodwill associated with our investment in ASI accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce amortization expense and, with respect to equity investees, it would reduce equity in loss of investees, annually by approximately $80 million and $36 million, respectively.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by us beginning on January 1, 2003. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by us beginning on January 1, 2002. We are currently in the process of evaluating the effect the adoption of these standards will have on our consolidated results of operations, financial position and cash flows, if any.


2.   RISKS AND UNCERTAINTIES

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, uncertainty as to the demand from our customers over both the long-and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc.
(ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of ASI as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

3.   ACQUISITIONS

     Taiwan Semiconductor Corporation and Sampo Semiconductor Corporation. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. Both transactions have earn-out provisions that provide for additional purchase price based in part on the results of each of the acquisitions. Based on the earn-out provisions, we anticipate that we will be required to issue an additional 1.8 million shares in January 2002 and may pay additional cash consideration of approximately $9.0 million in July 2002. The results of TSTC and Sampo have been included in the accompanying consolidated financial statements since the acquisition dates. Goodwill and acquired intangibles as of the acquisition date, based on preliminary estimates of fair value, were $30.9 million. The acquired intangibles, which consist principally of patent rights, are amortized on a straight-line basis over 5 years. We do not expect that the final purchase price allocation will differ significantly from the preliminary purchase price allocation.

     Amkor Iwate Corporation. In January 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The results of Amkor Iwate have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date, based on preliminary estimates of fair value, were $21.9 million and are being amortized on a straight-line basis over 5 to 10 years. Acquired intangibles include the value of acquired technology and of a workforce-in-place.

     K1, K2 and K3. On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test factories, known as K1, K2 and K3, for a purchase price of $950.0 million. In addition we made a commitment to make a $459.0 million equity investment in ASI. Pursuant to that commitment we made an equity investment in ASI of $309.0 million on May 1, 2000. We fulfilled the remaining equity investment commitment of $150.0 million in three installments of which $30.0 million was invested on September 30, 2000, and $60.0 million was invested on each of August 30, 2000 and October 27, 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of secured bank debt and approximately $103 million from cash on hand. As of September 30, 2001, we invested a total of $500.6 million in ASI and owned 42% of the outstanding voting stock. We report ASI's results in our financial statements through the equity method of accounting.

     The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of September 30, 2001, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $127.5 million.

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

                                                         FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ACTUAL          PRO FORMA
                                                          2001              2000
                                                      -----------       -----------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net revenues ..................................       $ 1,165,508       $ 1,760,644
Income before income taxes and equity in income
   (loss) of investees ........................          (292,003)          166,383
Net income (loss) .............................          (314,249)          131,628
Earnings per share:
   Basic net income (loss) per common share ...             (2.02)             0.83
   Diluted net income (loss) per common share .             (2.02)             0.80

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the nine months ended September 30, 2000 related to our investments in ASI, pro forma net income would have been $119.7 million and pro forma earnings per share on a diluted basis would have been $0.73.

Financial Information for ASI

     The following summary consolidated financial information was derived from the consolidated financial statements of ASI. ASI's results of operation for the nine months ended September 30, 2000, reflected their packaging and test operations as discontinued operations. Net income for the nine months ended September 30, 2000 includes a $436.8 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                                                               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                              2001            2000
                                                                           ---------       ---------
                                                                                 (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ........................................................      $ 111,771       $ 247,938
Gross profit ........................................................        (60,201)         38,784
Loss from continuing operations .....................................       (118,650)        (17,211)
Net income (loss) ...................................................       (118,650)        461,353

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              2001            2000
                                                                           ---------       ---------
                                                                                 (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits ...................      $ 102,390       $ 224,629
Current assets ......................................................        163,793         303,486
Property, plant and equipment, net ..................................        691,235         793,850
Noncurrent assets (including property, plant and equipment) .........        823,789         943,458
Current liabilities .................................................        148,938         158,910
Total debt and other long-term financing (including current portion)         270,271         370,976
Noncurrent liabilities (including debt and other long-term financing)        197,779         326,708
Total stockholders' equity ..........................................        640,865         761,326

4.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2001            2000
                                                            ----------      ----------
                                                                  (IN THOUSANDS)
Raw materials and purchased components ...............      $   69,684      $   99,570
Work-in-process ......................................          10,150           9,043
                                                            ----------      ----------
                                                            $   79,834      $  108,613
                                                            ==========      ==========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2001            2000
                                                            ----------      ----------
                                                                  (IN THOUSANDS)
Land .................................................      $   88,791      $   80,048
Buildings and improvements ...........................         481,345         445,785
Machinery and equipment ..............................       1,661,073       1,506,774
Furniture, fixtures and other equipment ..............          91,821          79,691
Construction in progress .............................         106,014          70,753
                                                            ----------      ----------
                                                             2,429,044       2,183,051
Less -- Accumulated depreciation and amortization ....        (952,435)       (704,541)
                                                            ----------      ----------
                                                            $1,476,609      $1,478,510
                                                            ==========      ==========

6.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2001            2000
                                                            ----------      ----------
                                                                  (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 42%) ............................      $  402,495      $  478,943
   Other equity investments (20% - 50% owned)
     Taiwan Semiconductor Technology Corporation .....              --          17,488
     Other ...........................................             820             664
                                                            ----------      ----------
       Total equity investments ......................         403,315         497,095
Marketable securities classified as available for sale           4,120           4,159
                                                            ----------      ----------
                                                            $  407,435      $  501,254
                                                            ==========      ==========

     We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company-specific considerations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The current weakness in the semiconductor industry is adversely affecting the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. We remain committed to our long-term strategic relationship with ASI and continue to explore opportunities to maximize the value of that investment. The carrying amount of our investment in ASI reflects our long- term outlook for the foundry industry. We will continue to monitor industry conditions and assess the carrying value of this investment.

7.   DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                          2001              2000
                                                                                      -----------       -----------
                                                                                             (IN THOUSANDS)
Secured bank facility:
   Term A loans, LIBOR plus 2.75% due March 2005 ...............................               --           297,500
   Term B loans, LIBOR plus 4% due September 2005 ..............................          222,750           347,375
   $100.0 million revolving line of credit, LIBOR plus 2% - 2.75% due March 2005               --            80,000
9.25% Senior notes due May 2006 ................................................          425,000           425,000
9.25% Senior notes due February 2008 ...........................................          500,000                --
10.5% Senior subordinated notes due May 2009 ...................................          200,000           200,000
5.75% Convertible subordinated notes due May 2003 ..............................               --            50,191
5.75% Convertible subordinated notes due May 2006 ..............................          250,000                --
5% Convertible subordinated notes due March 2007 ...............................          258,750           258,750
Other debt .....................................................................           82,668               306
                                                                                      -----------       -----------
                                                                                        1,939,168         1,659,122
Less -- Short-term borrowings and current portion of long-term debt ............         (161,772)          (73,586)
                                                                                      -----------       -----------
                                                                                      $ 1,777,396       $ 1,585,536
                                                                                      ===========       ===========

     In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured bank facilities. In connection with the September 2001 amendment, the revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001. We will expense approximately $4.0 million of deferred debt issuance costs during the three months ended December 31, 2001 as a result of the reduction of the revolving line of credit commitment and the prepayment of the Term B loans.

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

     Other debt as of September 30, 2001 included the financing related to Amkor Iwate's acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $8.5 million and $11.9 million for the nine months ended September 30, 2001 and 2000, respectively, in the accompanying consolidated statements of income.

     In connection with our issuance of the 5.75% convertible subordinated notes due 2006 in May 2001, we incurred debt issuance costs of $7.0 million. In connection with our issuance of the 9.25% senior notes due 2008 and the amendment to our secured bank facility in February 2001, we incurred debt issuance costs of $11.0 million. The debt issuance costs have been deferred and are being amortized over the life of the associated debt. Deferred debt issuance costs are included, net of amortization, in other noncurrent assets in the accompanying consolidated balance sheet and the related amortization expense is included in interest expense in the accompanying consolidated statements of income.

 8.  EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. As a result of the net loss for the three and nine months ended September 30, 2001, potentially dilutive securities are excluded from the diluted weighted average shares calculation for the three and nine months ended September 30, 2001 because the result would be antidilutive. The following table presents a reconciliation of basic and diluted earnings, weighted average shares and per share amounts for the three and nine months ended September 30, 2000:

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------
                                                   WEIGHTED
                                   EARNINGS     AVERAGE SHARES    PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                --------------  --------------  --------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Basic earnings per share ..     $       45,171         151,831  $         0.30
Impact of convertible notes                612           3,718
Dilutive effect of options
   and warrants ...........                 --           3,284
                                --------------  --------------  --------------
Diluted earnings per share      $       45,783         158,833  $         0.28
                                ==============  ==============  ==============

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------
                                                   WEIGHTED
                                   EARNINGS     AVERAGE SHARES    PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                --------------  --------------  --------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic earnings per share ..     $      113,263         143,744  $         0.79
Impact of convertible notes              1,802           3,753
Dilutive effect of options
   and warrants ...........                 --           4,166
                                --------------  --------------  --------------
Diluted earnings per share      $      115,065         151,663  $         0.75
                                ==============  ==============  ==============

9. SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packaging and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

     Packaging and Test Services. Through our factories located in the Philippines, Korea, Japan, Taiwan and China, we offer a complete and integrated set of packaging and test services including integrated circuit (IC) packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services for ASI's wafer foundry, under a long-term supply agreement.

     We derived 71.4% and 84.1% of our wafer fabrication revenues from Texas Instruments (TI) for the nine months ended September 30, 2001 and 2000, respectively. Total net revenues derived from TI accounted for 8.6% and 14.3% of our consolidated net revenues for the nine months ended September 30, 2001 and 2000, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 14.7% of our consolidated net revenues for the nine months ended September 30, 2001.

     The accounting policies for segment reporting are the same as those for our consolidated financial statements. We evaluate our operating segments based on operating income. Summarized financial information concerning reportable segments is shown in the following table. The "Other" column includes the elimination of inter-segment balances and corporate assets which include cash and cash equivalents, non-operating balances due from affiliates, investment in equity affiliates and other investments.

                                            PACKAGING           WAFER
                                             AND TEST        FABRICATION         OTHER            TOTAL
                                           -----------       -----------      -----------      -----------
                                                                    (IN THOUSANDS)
Three Months Ended September 30, 2001
   Net Revenues .....................      $   288,529       $    46,187      $        --      $   334,716
   Gross Profit .....................          (15,992)            4,353               --          (11,639)
   Operating Income (Loss) ..........          (92,454)            1,970               --          (90,484)

Three Months Ended September 30, 2000
   Net Revenues .....................      $   548,873       $    99,703      $        --      $   648,576
   Gross Profit .....................          169,042            10,016               --          179,058
   Operating Income .................           93,271             6,513               --           99,784

Nine Months Ended September 30, 2001
   Net Revenues .....................      $ 1,039,365       $   126,143      $        --      $ 1,165,508
   Gross Profit .....................           66,069            12,088               --           78,157
   Operating Income .................         (172,321)            5,152               --         (167,169)

Nine Months Ended September 30, 2000
   Net Revenues .....................      $ 1,480,485       $   269,938      $        --      $ 1,750,423
   Gross Profit .....................          406,700            26,984               --          433,684
   Operating Income (Loss) ..........          218,710            16,874               --          235,584

Total Assets
   September 30, 2001 ...............      $ 2,730,758       $    39,976      $   749,851      $ 3,520,585
   December 31, 2000 ................        2,732,733            46,231          614,320        3,393,284

     The following presents property, plant and equipment, net based on the location of the asset.

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                  2001             2000
                                                                              -----------      -----------
                                                                                     (IN THOUSANDS)
Property, Plant and Equipment, net
   United States .......................................................      $    89,392      $    84,351
   Philippines .........................................................          505,085          579,619
   Korea ...............................................................          741,200          813,983
   Taiwan ..............................................................           93,934               --
   Japan ...............................................................           38,314              174
   China ...............................................................            8,150               --
   Other foreign countries .............................................              534              383
                                                                              -----------      -----------
                                                                              $ 1,476,609      $ 1,478,510
                                                                              ===========      ===========

10.  COMMITMENTS AND CONTINGENCIES

     Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

     We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate payable by us, as of September 30, 2001, could be up to an additional $13.7 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition of the industry in which we operate, including demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future operating performance, (4) statements regarding the future of our relationship with ASI and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2001 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.


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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2000, there were 10 years when semiconductor industry growth was 10% or less and 13 years when growth was 19% or greater. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996, 1998 and most recently beginning in the fourth quarter of 2000 and continuing through 2001. The expected continued weakness in the semiconductor industry is causing industry analysts to forecast a decline in the semiconductor industry for 2001 of an estimated 34% and little or no growth for 2002. Our customers have reduced their forecasts as a result of the broad weakness in the semiconductor industry, uncertainty about end market demand, and excess inventory across the semiconductor industry supply chain. The significant uncertainty throughout the industry is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. The weaker demand is expected to continue to adversely impact our results in 2001 and into 2002.

     During the current industry downturn, our business strategy has been to move forward with geographic diversification, invest in next-generation technology, and enhance our financial flexibility. We commenced operations in Japan in connection with our joint venture with Toshiba, constructed an assembly and test facility in China and consummated two acquisitions in Taiwan. We continue to evaluate additional acquisition and investment opportunities. Although we have significantly reduced our capital expenditure plans, we are committed to investing in new technologies primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. We raised $500.0 million of 9.25% senior notes due 2008 and $250.0 million of 5.75% convertible subordinated notes due 2006. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. With the repayment of the term loans, we eliminated $70.0 million in principal payments due in 2001. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. Our cash and cash equivalent balance as of September 30, 2001 was $328.2 million. During November 2001 we used $125 million of our cash to prepay amounts outstanding under our Term B loans.

     During the second half of the year ended December 31, 2000, we significantly increased our operating costs to service the demand we were experiencing and expecting. Beginning in 2001, we implemented numerous cost reduction initiatives as a significant part of our financial strategy to partially mitigate the impact of the industry downturn on our results of operations and cash flows. Our cost reduction efforts included reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing support facilities. We reduced our headcount in the Philippines and Korea by approximately 2,300 employees or 11% from the employment levels at September 30, 2000. Labor costs, excluding one-time severance costs, in the Philippines and Korea were reduced by $26.8 million or 42% for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000. We reduced our administrative headcount, excluding the effects of acquisitions, by 20% from the employment levels at September 30, 2000. We estimate that for the three months ended September 30, 2001we reduced our factory operating costs, excluding depreciation, materials and the impact of acquisitions and expansions, by an estimated $47 million as compared with the three months ended September 30, 2000. Additionally, we estimate that for the three months ended September 30, 2001we reduced our U.S. based administrative overhead by an estimated $4 million as compared with the three months ended September 30, 2000.

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

     The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter of 2000 and continuing into 2001, demand for wafers deteriorated significantly. Historically we derived a substantial portion of our wafer fabrication service revenues from Texas Instruments. Wafers sales to Texas Instruments for the nine months ended September 30, 2001 decreased 60.4% as compared with the nine months ended September 30, 2000. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001 and into 2002. ASI's results impact us through our recording of our share of their results in accordance with the equity method of accounting.


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

     Our interest expense increased due to the total debt we incurred to finance the $950.0 million acquisition of K1, K2 and K3 and our $459.0 million investment in ASI. Our overall effective tax rate decreased due to a 100% tax holiday for seven years, with an anticipated expiration in 2006, on K1, K2 and K3's results of operations. Upon the expiration of the 100% tax holiday, we will have a 50% tax holiday for three additional years. As of September 30, 2001, we owned 42% of ASI's outstanding voting stock and we report ASI's results in our financial statements through the equity method of accounting.

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

Financial Impact of Our Acquisitions of Taiwan Semiconductor Corporation and Sampo Semiconductor Corporation

     In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The results of TSTC and Sampo have been included in the accompanying consolidated financial statements since the acquisition dates. Our results of operations were not significantly impacted by these acquisitions. In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded intangible assets, principally goodwill, of $30.9 million as of the acquisition date that is nonamortizable.


RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    -------------------------------
                                                          2001             2000              2001             2000
                                                     -------------     ------------     -------------     -------------
                                                                (UNAUDITED)                       (UNAUDITED)
Net revenues ..................................           100.0%            100.0%           100.0%            100.0%
Gross profit ..................................            (3.5)             27.6              6.7              24.8
Operating income (loss) .......................           (27.0)             15.4            (14.3)             13.5
Income (loss) before income taxes and equity in
     income (loss) of investees ...............           (38.5)              9.5            (25.1)              8.4
Net income (loss) .............................           (38.5)              7.0            (27.0)              6.5

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net Revenues. Net revenues decreased $313.9 million, or 48.4%, to $334.7 million in the three months ended September 30, 2001 from $648.6 million in the three months ended September 30, 2000. Packaging and test net revenues decreased 47.4% to $288.5 million in the three months ended September 30, 2001 from $548.9 million in the three months ended September 30, 2000. Wafer fabrication net revenues decreased 53.7% to $46.2 million in the three months ended September 30, 2001 from $99.7 million in the three months ended September 30, 2000.

     The decrease in packaging and test net revenues, excluding the impact of acquisitions, was primarily attributable to a 47.4% decrease in overall unit volumes in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This overall unit volume decrease was driven by a 40.9% unit volume decrease for advanced leadframe and laminate packages and a 52.4% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded by approximately 20% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $58.5 million in net revenues for the three months ended September 30, 2001 related to acquisitions which were completed since January 1, 2001.

     The decrease in wafer fabrication net revenues was primarily attributed to a 49.9% decrease in sales to Texas Instruments in the three months ended September 30, 2001 as compared with the three months ended September 30, 2000. Texas Instrument's demand for our services declined as a result of the utilization of excess inventory supply by them and their customers and a decline in end market demand for cellular phones.

     Gross Profit. Gross profit decreased $190.7 million, or 106.5%, to a negative gross profit of $11.6 million, or 3.5% of net revenues, in the three months ended September 30, 2001 from a gross profit of $179.1 million, or 27.6% of net revenues, in the three months ended September 30, 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit.

     Gross margins as a percentage of net revenues were negatively impacted by:

     - Decreasing unit volumes in 2001, which drove a higher manufacturing cost per unit as a result of our factories' substantial fixed costs;

     -    Average selling price erosion across our product lines;

     - Packaging and test services performed by Amkor Iwate under a long-term supply agreement with Toshiba that provides for gross margins lower than our historical gross margins on services performed by our other factories; and

     - Costs incurred to close certain manufacturing support facilities in the Philippines.

     The negative impact on gross margins was partially offset by:

     - Cost reduction initiatives implemented principally in the first and second quarter of 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.5 million, or 4.8%, to $47.8 million, or 14.3% of net revenues, in the three months ended September 30, 2001 from $50.3 million, or 7.7% of net revenues, in the three months ended September 30, 2000. The decrease in these costs was due to:

     -    Reduced compensation related expenses; and

     - Reduced administrative expenses as a result of cost reduction initiatives.

     The decrease in selling, general and administrative expenses was partially offset by:

     - Increased costs related to the commencement of operations of Amkor Iwate in Japan as well as our operations in China and the acquisitions in Taiwan.

     Research and Development. Research and development expenses increased $1.0 million to $9.8 million, or 2.9% of net revenues, in the three months ended September 30, 2001 from $8.8 million, or 1.4% of net revenues, in the three months ended September 30, 2000. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $1.0 million to $21.2 million from $20.2 million in the three months ended September 30, 2000 principally as a result of our January 2001 acquisition of Amkor Iwate.

     Other (Income) Expense. Other expenses, net increased $0.2 million, to $38.5 million, or 11.5% of net revenues, in the three months ended September 30, 2001 from $38.2 million, or 5.9% of net revenues, in the three months ended September 30, 2000.

     Income Taxes. Our effective tax rate in the three months ended September 30, 2001 and the three months ended September 30, 2000 was 19% and 15%, respectively. The increase in the effective tax rate in 2001 was due to operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

     Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the three months ended September 30, 2001 of $14.8 million compared to our share of their income in the three months ended September 30, 2000 of $0.3 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $8.9 million and $7.5 million in the three months ended September 30, 2001 and the three months ended September 30, 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.


Nine months ended September 30, 2001 Compared to Nine months ended September 30, 2000

     Net Revenues. Net revenues decreased $584.9 million, or 33.4%, to $1,165.5 million in the nine months ended September 30, 2001 from $1,750.4 million in the nine months ended September 30, 2000. Packaging and test net revenues decreased 29.8% to $1,039.4 million in the nine months ended September 30, 2001 from $1,480.5 million in the nine months ended September 30, 2000. Wafer fabrication net revenues decreased 53.3% to $126.1 million in the nine months ended September 30, 2001 from $269.9 million in the nine months ended September 30, 2000.

     The decrease in packaging and test net revenues, excluding the impact of acquisitions, was primarily attributable to a 35.5% decrease in overall unit volumes in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This overall unit volume decrease was driven by a 34.9% unit volume decrease for advanced leadframe and laminate packages and a 35.9% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded by approximately 15% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $167.4 million in net revenues related to acquisitions which were completed since January 1, 2001.

     The decrease in wafer fabrication net revenues was primarily attributed to a 60.4% decrease in sales to Texas Instruments in the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000. Texas Instrument's demand for our services declined as a result of the utilization of excess inventory supply by them and their customers and a decline in end market demand for cellular phones.

     Gross Profit. Gross profit decreased $355.5 million, or 82.0%, to $78.2 million, or 6.7% of net revenues, in the nine months ended September 30, 2001 from $433.7 million, or 24.8% of net revenues, in the nine months ended September 30, 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit.

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

     The negative impact on gross margins was partially offset by:

     - The favorable impact of the termination of our supply agreement with ASI effective with our May 2000 acquisition of K1, K2 and K3. Such favorable impact was partially offset by the additional operating costs that were previously borne by ASI for K1, K2 and K3; and

     - Cost reduction initiatives implemented principally in the first and second quarter of 2001 for which significant benefits were not realized until the second quarter of 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.8 million, or 9.9%, to $153.2 million, or 13.1% of net revenues, in the nine months ended September 30, 2001 from $139.4 million, or 8.0% of net revenues, in the nine months ended September 30, 2000. The increase in these costs was due to:

     - Increased costs related to the commencement of operations of Amkor Iwate in Japan as well as our operations in China and the acquisitions in Taiwan;

     - Increased costs related to our Korean factories primarily as a result of the assumption of the general and administrative expenses of K1, K2 and K3 following our acquisition in May 2000; and

     - Increased headcount and related personnel costs within our worldwide sales, engineering support and System-in-Package groups that were partially offset by our cost reduction initiatives in the first and second quarters of 2001.

     Research and Development. Research and development expenses increased $11.3 million to $28.4 million, or 2.4% of net revenues, in the nine months ended September 30, 2001 from $17.1 million, or 1.0% of net revenues, in the nine months ended September 30, 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $22.1 million to $63.7 million from $41.6 million in the nine months ended September 30, 2000 principally as a result of our May 2000 acquisition of K1, K2 and K3 and to a lesser extent our January 2001 acquisition of Amkor Iwate.

     Other (Income) Expense. Other expenses, net increased $37.2 million, to $124.8 million, or 10.7% of net revenues, in the nine months ended September 30, 2001 from $87.6 million, or 5.0% of net revenues, in the nine months ended September 30, 2000. The net increase in other expenses was primarily a result of an net increase in interest expense of $41.5 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities which are more fully detailed in our discussion of "Liquidity and Capital Resources." Net interest expense for the nine months ended September 30, 2001 also included $9.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February and May 2001 of term loans outstanding under our secured bank facility. Other expenses were favorably impacted by a change in foreign currency gains and losses of $4.6 million for the nine months ended September 30, 2001 as compared with the corresponding period in the prior year.

     Income Taxes. Our effective tax rate in the nine months ended September 30, 2001 and the nine months ended September 30, 2000 was 19.0% and 16.5%, respectively. The increase in the effective tax rate in 2001 was due to operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

     Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the nine months ended September 30, 2001 of $49.7 million compared to our share of their income in the nine months ended September 30, 2000 of $5.8 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $26.6 million and $16.1 million in the nine months ended September 30, 2001 and the nine months ended September 30, 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The continued weakness in demand in 2001 for packaging, test and wafer fabrication services adversely affected our results and cash flows from operations and we expect that our results and cash flows from operations will continue to be adversely impacted into 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities. Our ongoing primary cash needs are for debt service, primarily interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

     As a result of the adverse impact on our cash flows caused by the decline in demand for our products and services, net cash provided by operating activities for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001 were $73.2 million, $61.0 million and $16.2 million, respectively. Comparatively, the net cash provided by operating activities for the three months ended March 31, 2000, June 30, 2000 and September 30, 2000 were $70.1 million, $89.1 million and $120.8 million, respectively. Net cash used in investing activities during the nine months ended September 30, 2001 and 2000 was $145.2 million and $1,669.4 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2001 and 2000 was $229.7 million and $1,400.3 million, respectively. Our cash and cash equivalents balance as of September 30, 2001 was $328.2 million, and we have $100 million available from our revolving line of credit.

     The reduced levels of operating cash flow required us to renegotiate our existing bank debt covenants. In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured bank facilities. In connection with the September 2001 amendment, the revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. If the weakness in the semiconductor industry and for our services continues, we can not give assurance that we will be able to remain in compliance with our financial covenants. In the event of default, we may not be able to cure the default or obtain a waiver, and our operations could be significantly disrupted and harmed. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

     During this industry downturn, our business strategy has been in part to enhance our financial flexibility. We raised $500.0 million of 9.25% senior notes due 2008 and $250.0 million of 5.75% convertible subordinated notes due 2006. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. With the repayment of the term loans, we eliminated $70.0 million in principal payments due in 2001. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, as a result of our intent to redeem, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2001, we had a total of $1,939.2 million debt and had available to us a $100.0 million revolving line of credit under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt principally interest. For the nine months ended September 30, 2001, interest expense payable in cash was $115.2 million.

     As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend approximately $150.0 million and $100.0 million in total capital expenditures in 2001 and 2002, respectively, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. Our secured bank facility restricts our future capital expenditures to $25.0 million per quarter for five quarters beginning with the quarter ending December 31, 2001. During the nine months ended September 30, 2001 and 2000, we made capital expenditures of $134.9 million and $402.3 million, respectively. During the year ended December 31, 2000 we made capital expenditures of $480.1 million principally in connection with the construction of our P4 facility in the Philippines, added capacity in our other factories in the Philippines and Korea and constructed a new research and development facility in the U.S.

     Our business strategy during the current industry downturn and previously has been to diversify our operations geographically. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. Both transactions have earn-out provisions that provide for additional purchase and we anticipate that we will be required to issue an additional 1.8 million shares in January 2002 and may pay additional cash consideration of approximately $9.0 million in July 2002. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares which within three years we are required to purchase. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million. In connection with our acquisition of K1, K2 and K3 we made an additional equity investment in ASI of $459.0 million.

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

The semiconductor industry has weakened significantly recently and conditions are expected to remain weak during 2001 and into 2002. The significant uncertainty throughout the industry related to market demand is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the end of the weakness in the semiconductor industry. There can be no assurance that overall industry conditions will not weaken further or last longer than we currently expect, or what impact such a further or prolonged weakening would have on our business.

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

     - require us to dedicate a substantial portion of our cash flow from operations to service interest and principal payments on our debt;

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

We report ASI's financial results in our financial statements, and if ASI encounters financial difficulties, our financial performance could suffer. As of September 30, 2001 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

The weakness in the semiconductor industry is also adversely affecting the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter and continuing into 2001, demand for wafers deteriorated significantly. We expect, as a result of the weaker demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results will continue to be adversely impacted in 2001 and into 2002.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN THE PHILIPPINES, KOREA, JAPAN, TAIWAN AND CHINA. MANY OF OUR CUSTOMERS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

We provide packaging and test services through our factories located in the Philippines, Korea, Japan, Taiwan and China. We also source wafer fabrication services from ASI's wafer fabrication facility in Korea. Moreover, many of our customers' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:


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

DIFFICULTIES INTEGRATING ACQUISITIONS -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR EXPANSION PLANS.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

Our wafer fabrication business depends significantly upon Texas Instruments. An agreement with ASI and Texas Instruments requires Texas Instruments to purchase from us at least 40% of the capacity of ASI's wafer fabrication facility, and under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. As a result of the weakness in the semiconductor industry, Texas Instruments and our other customers' demand for the output of ASI's wafer foundry has decreased significantly in 2001 and it is expected that demand will remain weak into 2002. Texas Instruments did not meet the minimum purchase commitment throughout the nine months ended September 30, 2001. Texas Instruments has made certain concessions to us to partially mitigate the shortfall in demand. If Texas Instruments fails to meet its purchase obligations, our company's and ASI's businesses could be harmed.

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

COMPETITION -- WE COMPETE AGAINST ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST BUSINESS AND THE WAFER FABRICATION BUSINESS.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

As of October 31, 2001, we held 111 U.S. patents, we had 250 pending patents and we were preparing an additional 24 patent applications for filing. In addition to the U.S. patents, we held 475 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

As of October 31, 2001, Mr. James Kim and members of his family beneficially owned approximately 48% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

     At September 30, 2001, the peso-based financial instruments primarily consisted of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at September 30, 2001, a 20% increase in the Philippine peso to U.S. dollar exchange rate would result in a decrease of approximately $3.7 million, in peso-based net assets.

     At September 30, 2001, the won-based financial instruments primarily consisted of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at September 30, 2001, a 20% increase in the Korean won to U.S. dollar exchange rate would result in a decrease of approximately $4.0 million, in won-based net assets.

     At September 30, 2001, the yen-based financial instruments primarily consisted of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Based on the portfolio of yen-based assets and liabilities at September 30, 2001, a 20% decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase of approximately $17.2 million, in yen-based net liabilities.

Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of September 30, 2001, we had a total of $1,939.2 million debt of which 86% was fixed rate debt and 14% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of September 30, 2001. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2001.

                                          YEAR ENDING DECEMBER 31,
                           ------------------------------------------------------------
                                                                                                                         FAIR
                             2001         2002         2003         2004          2005      THEREAFTER        TOTAL         VALUE
                             ----         ----         ----         ----          ----      ----------        -----         -----
Long-term debt:
  Fixed rate debt .....   $   3,557    $  14,589    $  15,784           --           --    $1,633,750    $1,667,680    $1,247,952
  Average interest rate         4.0%         4.0%         4.0%                                    8.2%          8.1%
  Variable rate debt ..   $ 146,269    $   2,560    $  20,586    $  55,056    $  41,914    $    5,103    $  271,488    $  271,488
  Average interest rate         6.0%         6.4%         6.5%         6.5%         6.5%          5.0%          5.5%

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


                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 10, 2001, we issued 3.2 million shares of our common stock to the stockholders of Sampo Semiconductor Corporation (SSC) in connection with our acquisition of SSC. The shares were issued in reliance in part on Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in part in reliance on Regulation 903 promulgated under the Securities Act, based on representations that all of the stockholders of SSC who received our common stock were either accredited investors or non-U.S. persons. On July 26 2001, we issued 1.7 million shares of our common stock to the stockholders of Taiwan Semiconductor Corporation (TSTC) in connection with our acquisition of TSTC. The shares were issued in reliance on Section 4(2) of the Securities Act, based on the fact that the shares were issued to no more than 15 stockholders of TSTC in a private transaction not involving any general solicitation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
------       ----------------------
4.1       Amendment No. 2 to the amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and
          Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA,
          Inc. and Deutsche Banc Alex. Brown, Inc.

12.1      Computation of Ratio of Earnings to Fixed Charges


(b) REPORTS ON FORM 8-K

    We filed with the Securities and Exchange Commission the following reports on Form 8-K during the quarterly period ended September 30, 2001:

    Current Report on Form 8-K dated July 24, 2001 (filed July 26, 2001) related to a press release dated July 24, 2001 announcing our financial results for the second quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            AMKOR TECHNOLOGY, INC.

                            By: /s/ KENNETH T. JOYCE
                               -------------------------------------------------
                               Kenneth T. Joyce
                               Chief Financial Officer
                              (Principal Financial, Chief Accounting Officer and
                               Duly Authorized Officer)

                            Date: November 14, 2001