Form 10-K405
period 2001-12-31
AMKOR TECHNOLOGY INC
filed 2002-04-01
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2006
                   5% CONVERTIBLE SUBORDINATED NOTES DUE 2007

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $1,255,564,563 as of February 28, 2002.

     The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2002, was as follows: 163,667,294 shares of Common Stock, $0.001 par value.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I....................................................................................      2
      Item 1.    BUSINESS.................................................................      2
      Item 2.    PROPERTIES...............................................................     14
      Item 3.    LEGAL PROCEEDINGS........................................................     15
      Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     15

PART II...................................................................................     15
      Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................................     15
      Item 6.    SELECTED FINANCIAL DATA..................................................     16
      Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS................................................     18
      Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............     35
      Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................     35
      Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.................................................     66

PART III..................................................................................     66
      Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................     66
      Item 11.   EXECUTIVE COMPENSATION...................................................     66
      Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........     66
      Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................     66

PART IV...................................................................................     66
      Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM8-K...........     66


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

OVERVIEW

      Amkor is the world's largest subcontractor of semiconductor packaging and test services. The company has built a leading position through:

     - one of the industry's broadest offerings of packaging and test services,

     - expertise in the development and implementation of packaging and test technology,

     - long-standing relationships with customers, including many of the world's leading semiconductor companies, and

     -    expertise in high-volume manufacturing.

      We also market the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agere Systems, Inc., Atmel Corporation, Intel Corporation, LSI Logic Corporation, Motorola, Inc., Philips Electronics N.V., ST Microelectronics PTE, Sony Semiconductor Corporation, Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete from time to time with many of our vertically integrated customers, who may decide to outsource or not outsource certain of their packaging and test requirements.

      Packaging and test are an integral part of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor chips are separated from the wafer, attached to a substrate and encased in a protective environment to provide optimal electrical and thermal performance. Increasingly, packages are custom designed for specific chips and specific end-market applications.

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

TRENDS TOWARD OUTSOURCING

      Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on subcontract providers to handle overflow volume. In recent years, semiconductor companies have increasingly outsourced their packaging and testing to subcontract providers for the following reasons:

   Subcontract providers have developed expertise in advanced packaging technologies.

      Semiconductor companies are facing ever-increasing demands for miniaturization, higher lead counts and improved thermal and electrical performance in semiconductor devices. As a result of this trend, many semiconductor companies view packaging as an enabling technology requiring sophisticated expertise and technological innovation. However, they have had difficulty developing the necessary capabilities with their internal resources and are relying on subcontract providers of packaging and test services as a key source of new package designs.

   Subcontract providers can offer shorter time to market for new products because their resources are dedicated to packaging and test solutions.

      We believe that semiconductor companies are seeking to shorten the time to market for their new products and that having the right packaging technology and capacity in place is a critical factor in reducing delays for these companies.

      Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of subcontract packaging and test companies to deliver their new products to market more quickly.

   Many semiconductor manufacturers do not have the economies of scale to offset the significant costs of building packaging and test factories.

      Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, faster introductions of new products and the need to update or replace packaging equipment to accommodate new products have made it more difficult for semiconductor companies to sustain high levels of capacity utilization. Subcontract providers of packaging and test services, on the other hand, can use equipment at high utilization levels over a longer period of time for a broad range of customers, effectively extending the life of the equipment.

   The availability of high quality packaging and testing from subcontractors allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication rather than semiconductor packaging and testing.

      As the cost to build a new wafer fabrication facility has increased to over $1 billion, semiconductor companies are choosing to focus their capital resources on core wafer fabrication activities. The availability of high quality packaging and testing from subcontractors allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication rather than semiconductor packaging and testing.

   There is a growing number of semiconductor companies without factories, known as "fabless" companies, that outsource all of the manufacturing of their semiconductor designs.

      Fabless semiconductor companies focus exclusively on the semiconductor design process and outsource virtually every significant step of the semiconductor manufacturing process. We believe that fabless semiconductor companies will continue to be a significant driver of growth in the subcontract packaging and test industry.

      These outsourcing trends, combined with the growth in the number of semiconductor devices being produced and sold, are increasing demand for subcontracted packaging and test services. Today, nearly all of the world's major semiconductor companies use packaging and test service subcontractors for at least a portion, if not all, of their packaging and test needs.

      Certain of the same forces driving the growth of subcontracted packaging and testing are also driving demand for subcontracted wafer fabrication services. Many semiconductor companies are outsourcing some or all of their wafer fabrication needs because the cost to build new wafer foundries has been rising steadily. This is particularly true for newer, smaller geometry technologies which cannot be produced in many semiconductor companies' existing wafer foundries. As the demand for semiconductor devices with smaller geometries increases, we believe semiconductor companies will increasingly utilize subcontractors for wafer fabrication.

COMPETITIVE STRENGTHS

      We believe our competitive strengths include the following:

LEADING INDUSTRY POSITION

      We are the world's largest subcontractor of semiconductor packaging and test services. We have increased our revenues and built our leading position through:

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

LEADING TECHNOLOGY INNOVATOR

      We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed state-of-the-art thin package formats and laminate packages including our PowerQuad(R), Super BGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have approximately 330 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs.

LONG-STANDING RELATIONSHIPS WITH PROMINENT SEMICONDUCTOR COMPANIES

      Our customer base consists of more than 300 companies, including most of the world's largest semiconductor companies. Over the last three decades we, with our predecessor companies, have developed long-standing relationships with many of our customers.

ADVANCED MANUFACTURING CAPABILITIES

      We believe that our company's manufacturing excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing manufacturing capabilities. These efforts have directly resulted in reduced time to market, increased quality and lower manufacturing costs. We believe our manufacturing cycle times are among the fastest available from any subcontractor of packaging and test services.

COMPETITIVE DISADVANTAGES

      You should be aware that our competitive strengths may be diminished or eliminated due to certain challenges faced by our company and which our principal competitors may not face, including the following:

     - High Leverage and Restrictive Covenants -- Our substantial indebtedness could materially restrict our operations and adversely affect our financial condition.

     - Risks Associated With International Operations -- We depend on our factories in the Philippines, Korea, Japan, Taiwan and China. Many of our customers' operations are also located outside of the U.S. To the extent political or economic instability occurs in any of these regions, our operations could be harmed.

     - Difficulties Integrating Acquisitions -- We face challenges as we integrate new and diverse operations and try to attract qualified employees to support our expansion plans.

      In addition, we and our competitors face a variety of operational and industry risks inherent to the industry in which we operate. For a complete discussion of risks associated with our business, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance" in Item 7 of this annual report.

STRATEGY

      To build upon our leading industry position and to remain the preferred subcontractor of semiconductor packaging and test services, we are pursuing the following strategies:

CAPITALIZE ON OUTSOURCING TREND

      The Company believes that while the outsourcing trend has been impacted during the present industry downturn, there remains a long-term trend towards more outsourcing on the part of semiconductor companies. During the downturn, we believe that many vertically integrated semiconductor companies increased the use of their in-house packaging and test capabilities in order to minimize the impact of significant excess internal capacity that resulted from sharply lowered demand. At the same time, however, there are examples where vertically integrated semiconductor companies have accelerated their use of outsourcing during this downturn. In January 2001, the Company commenced a venture with Toshiba Corporation, in which Toshiba outsourced an entire packaging and test factory to the venture, which is 60% owned by the Company. The Company also reached agreement with Agilent Technologies, whereby Agilent has ceased the packaging and testing of certain package types for its semiconductor devices used in printers, and is now using the Company as the exclusive provider of packaging and test services for these package types. We intend to continue to capitalize on the expected growth in the outsourcing of semiconductor packaging and test services. We believe semiconductor companies will increasingly outsource packaging and test services to companies who can provide advanced technology and high-quality, high-volume manufacturing expertise.


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

MAINTAIN OUR TECHNOLOGY LEADERSHIP

      We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities through the following activities:

     - We are collaborating with customers to gain access to technology roadmaps for the next generation of semiconductor designs;

     - We are collaborating with companies, such as Toshiba Corporation, Ericsson Corporation and Nokia Group to design new packages that function with the next generation of electronic products; and

     - We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their microBGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation and wafer bumping technology from Flip Chip Technologies and Unitive Technologies. In general, these license agreements are non-exclusive, royalty-bearing arrangements with terms extending to various dates between 2008 and 2011.


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


PURSUE STRATEGIC ACQUISITIONS

      We are evaluating candidates for strategic acquisitions and joint ventures to strengthen our core business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging operations of our customers and competitors. To the extent we acquire operations of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. In addition, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services.

PACKAGING AND TEST SERVICES

PACKAGING SERVICES

      We offer a broad range of package formats designed to provide our customers with a full array of packaging solutions. Our packages are divided into three families: traditional leadframe, advanced leadframe and laminate, as described below.

      In response to the increasing demands of today's high-performance electronic products, semiconductor packages have evolved from traditional leadframe packages and now include advanced leadframe, and laminate formats. The differentiating characteristics of these package formats include (1) the size of the package,
(2) the number of electrical connections the package can support (3) the thermal and electrical characteristics of the package, and (4), in the case of our System-in-Package family of laminate packages, the integration of multiple active and passive components in a single package.

      As semiconductor devices increase in complexity, they often require a larger number of electrical connections. Leadframe packages are so named because they connect the electronic circuitry on the semiconductor device to the system board through leads on the perimeter of the package. Our laminate products, typically called ball grid array or BGA, use balls on the bottom of the package to create the electrical connections. This array format, which can support larger numbers of electrical connections, has become widely adopted since it was introduced in the mid-1990's.

      Evolving semiconductor technology has allowed designers to increase the level of performance and functionality in portable and handheld electronics products, and this has led to the development of smaller package sizes. In leading-edge packages, the size of the package is reduced to approximately the size of the individual chip itself, in a process known as chip scale packaging.

      The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                              2001                           2000                           1999
                                              ----                           ----                           ----
                                                                     (DOLLARS IN MILLIONS)
Traditional leadframe............   $     450         33.7%       $      648          32.2%       $     560         34.6%
Advanced leadframe...............         294         22.0               508          25.3              412         25.5
Laminate.........................         444         33.2               720          35.8              561         34.7
Test and other...................         149         11.1               134           6.7               84          5.2
                                    ---------      -------        ----------       -------        ---------      -------
   Total packaging and test
       net revenues..............   $   1,337        100.0%       $    2,010         100.0%       $   1,617        100.0%
                                    =========      =======        ==========       =======        =========      =======

      In addition, we had $181 million, $378 million and $293 million of net revenues from wafer fabrication services in 2001, 2000 and 1999, respectively.

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

      One of our newest package offerings is the MicroLeadFrame(TM), a family of "leadless" advanced leadframe packages that is particularly well suited for RF and wireless applications. Our smallest MicroLeadFrame package is only 2mm square and can fit on the head of a pin.

   Laminate Packages

      The laminate family employs the ball grid array design which utilizes a plastic or tape laminate substrate rather than a leadframe substrate and places the electrical connections on the bottom of the package rather than around the perimeter.

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

     - microBGA(R), which is designed to be approximately the same size as the chip and uses a thinner tape substrate rather than a plastic laminate substrate; and

     - ChipArray(R) BGA, in which the package is only 1.5 mm larger than the chip itself.

      ChipArray(R) BGA, TapeSuper BGA(R), TapeArray(TM)BGA and WaferScale Chip Scale Package are extensions of other ball grid array packages that further reduce package size and increase manufacturing efficiency.

   Test Services

      We also provide our customers with services to test the specifications of semiconductor devices. We have the capability to test digital logic, analog and mixed signal products. Although test services were performed on only 16%, 17% and 17% of the total units shipped in 2001, 2000 and 1999, respectively, we believe that our ability to provide both packaging and test services at the same location provides us with a competitive advantage.

   System in Package (SiP)

      To capitalize on an increasing customer demand for multi-chip modules, we created our "System-in-Package" (SiP) business unit. A SiP module is an integrated solution that uses both advanced packaging and traditional surface mount techniques to enable the combination of otherwise incompatible technologies in a single, highly reliable laminate-based package. By integrating various system elements into a single-function block, the SiP module delivers space and power efficiency, high performance, and lower production costs. SiP technology has been utilized in manufacturing of wireless technology, memory cards and sensors.

WAFER FABRICATION SERVICES

      In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility. Using 0.35 micron, 0.25 micron and 0.18 micron complementary metal oxide silicon ("CMOS") process technology provided by Texas Instruments pursuant to technology assistance agreements with ASI, this facility currently has a capacity to produce 28,000 eight-inch wafers per month. The wafer fabrication facility primarily manufactures digital signal processors ("DSPs"), application-specific integrated circuits ("ASICs") and other logic devices, which are found in many advanced electronic products.

      We plan to continue to focus our semiconductor technology development efforts to serve the high-performance digital logic market. However, as technological capability evolved and the need for new CMOS designs arose, we added embedded memory and special analog functionality to our core CMOS technology. We provide complete turnkey solutions comprised of wafer fabrication, packaging and test services. We believe this turnkey solution enables our customers to achieve faster time to market for new products and reduce manufacturing costs.

   Agreements With ASI and Texas Instruments

      Under the 1998 Manufacturing and Purchase Agreement between our company and Texas Instruments (as amended on July 1, 2000), Texas Instruments agreed to purchase from us at least 40%, and under certain circumstances had the right to purchase 70%, of ASI's wafer fabrication facility's capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. As a result of the weakness in the semiconductor industry, Texas Instruments' demand for the output of ASI's wafer fabrication facility decreased significantly in 2001 and they failed to meet minimum purchase obligations. Texas Instruments made certain concessions to us to partially mitigate this shortfall in demand.

      The Manufacturing and Purchase Agreement between Texas Instruments and our company was amended again on December 31, 2001. This most recent amendment is among Texas Instruments, ASI and Amkor and relates both to matters covered by the prior Manufacturing and Purchase Agreement as well as matters covered by the most recent technical assistance agreement between Texas Instruments and ASI. Pursuant to the newly amended Manufacturing and Purchase Agreement, we agreed to modify Texas Instruments' purchase obligation to 40% of ASI's wafer fabrication facility's capacity in the quarter ending March 31, 2002, 30% of such capacity in the quarter ending June 30, 2002, and 20% of such capacity in each subsequent quarter. Texas Instruments has agreed to increase its purchases to at least 40% of such capacity if a new technical assistance agreement covering advanced wafer fabrication technology is entered into among ASI, Amkor and Texas Instruments prior to December 31, 2002. In addition, the amended Manufacturing and Purchase Agreement also transfers high voltage Linear BiCMOS technology to ASI's wafer fabrication facility. We anticipate that this linear BiCMOS process technology will be used primarily for customers other than Texas Instruments at this time.

      The Manufacturing and Purchasing Agreement and related technical assistance agreements terminate on December 31, 2007, unless they have been previously terminated. The agreements may be terminated upon, among other things: (1) the consent of ASI, Texas Instruments and the company; (2) a material breach by ASI, Texas Instruments or the company; (3) the failure of ASI or the company to protect Texas Instruments' intellectual property; or (4) the parties' failure to enter into a new technical assistance agreement by December 31, 2002.

      If the parties fail to enter into a new technical assistance agreement by December 31, 2002, then any party may give the other notice of termination. This notice will, among other things, result in the amended Manufacturing and Purchasing Agreement and the technology assistance agreements terminating two years after such notice. During such two-year period, Texas Instruments will only be obligated to purchase a minimum of 20% of the ASI wafer fabrication facility's capacity. In addition, even if the parties were to enter into a new technical assistance agreement, that agreement would provide that if ASI is not able to enter into production using the advanced wafer fabrication technology licensed under that agreement, the Manufacturing and Purchasing Agreement is terminable by any party as discussed above over a two year period beginning on December 31, 2002.

      In order for the Manufacturing and Purchasing Agreement and the technology assistance agreements to continue until December 31, 2007, Amkor, ASI and Texas Instruments would have to enter into a new technology assistance agreement by December 31, 2002. However, the advanced wafer fabrication technology that would be licensed under this agreement would require ASI either to (i) invest in excess of $400 million to refurbish its existing manufacturing facility, requiring the shutdown of part or all of its existing facility during the period of refurbishment, or (ii) obtain access to a new or existing manufacturing facility owned by a third party that could support the advanced technology. A third option for ASI would be to build and equip a new manufacturing facility, but this option would require substantially greater capital investment by ASI than the other options. We cannot be certain that Amkor and ASI will be able to negotiate successfully a new technical assistance agreement with Texas Instruments. Moreover, we believe that it will be extremely difficult for ASI to finance, acquire and equip the necessary manufacturing facility to deploy the advanced wafer fabrication technology that would be transferred by Texas Instruments. In the event the Manufacturing and Purchasing Agreement and the technology assistance agreements with Texas Instruments were to be terminated, we cannot be certain what the nature of Amkor's and ASI's business relationship, if any, would be with Texas Instruments. If Texas Instruments were to significantly reduce or terminate its purchase of ASI's wafer fabrication services, our wafer fabrication business would be seriously harmed. However, we have maintained a strong historical relationship with Texas Instrument and we currently expect that in the event new manufacturing and technology assistance agreements could not be entered into by December 31, 2002, Texas Instruments would negotiate a new relationship with our company and continue to use our company's wafer fabrications services for a significant portion of its outsourced wafer fabrication needs.

      Under the existing technical assistance agreements between Texas Instruments and ASI, ASI has a license to use certain wafer fabrication-related trade secrets of Texas Instruments for non-Texas Instruments' products. In the event that the Manufacturing and Purchase Agreement is terminated, this license will also terminate. At such time, it would be necessary for ASI to negotiate a new license agreement with Texas Instruments relating to its trade secrets, or ASI would not be able to continue its wafer fabrication operations as currently practiced. This would have the result of shutting down the wafer fabrication business of ASI and Amkor unless and until alternative technology arrangements could be made and implemented at ASI's wafer manufacturing facility.

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

      As of December 31, 2001, we employ approximately 330 persons in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2001, 2000 and 1999, we spent $38.8 million, $26.1 million and $11.4 million, respectively, on research and development. We expect to continue to invest in research and development.

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

     - We are collaborating with companies, such as Toshiba Corporation, Ericsson Corporation and Nokia Group to design new packages that function with the next generation of electronic products; and

     - We are implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their microBGA(R) design. We have also licensed "flip-chip" package technology from LSI Logic Corporation and wafer bumping technology from Flip Chip Technologies and Unitive Technologies. In general, these license agreements are non-exclusive, royalty-bearing arrangements with terms extending to various dates between 2008 and 2011.

MARKETING AND SALES

      We sell our packaging and test services and wafer fabrication services to our customers and support them through a network of international offices. To better serve our customers, our offices are located near our largest customers or near a concentration of several of our customers. Our office locations include sites in the U.S. (Austin, Texas; Boise, Idaho; Boston, Massachusetts; Chandler, Arizona; Dallas, Texas; Greensboro, North Carolina; Santa Clara, California; and West Chester, Pennsylvania), France, Singapore, Taiwan, the Philippines, Japan and Korea. We have historically derived a majority of our net revenues from U.S.-based customers.

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

      We are implementing direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information. These links connect our customers to our sales and marketing personnel worldwide and to our factories.

CUSTOMERS

      As of February 28, 2002, we had more than 300 customers, and our customers include many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2001 based on revenues:

Adaptec, Inc.
Advanced Micro Devices, Inc.
Agere Technologies, Inc.
Agilent Technologies
Alcatel Mietec
Altera Corporation
American Micro Systems, Inc.
Analog Devices, Inc.
Atmel Corporation
Austria Mikro Systeme
Broadcome Corporation
Cirrus Logic
Conexant
Displaytech Inc.
ESS Technology Inc.
Fairchild Semiconductor Corporation
Hynix Semiconductor
IC Works Inc.
Infineon Technologies AG
Integrated Circuit Systems, Inc.
Integrated Device Technology, Inc.
Intel Corporation
International Business Machines Corp.
International Rectifier
Intersil Corporation
Lattice Semiconductor Corporation
LSI Logic Corporation
Macronix International Corporation
Maxim Integrated Circuits
Mediatek Inc.
Microchip Technology Inc.
Motorola, Inc.
National Semiconductor Corp.
NEC Corporation Ltd.
ON Semiconductor
PMC - Sierra Inc.
Philips Electronics
R.F. Micro Devices
Robert Bosch GmbH
SEC - ONYANG
Silicon Laboratories
Sony Semiconductor Corporation
ST Microelectronics PTE
Standard Microsystems
Texas Instruments, Inc.
Toshiba
Via Technologies, Inc.
Xilinx, Inc.
Zarlink Semiconductor
Zilog Electronics

      We derive substantially all of our wafer fabrication revenues from Texas Instruments (TI). Total net revenues derived from TI accounted for 10.2%, 14.1% and 16.5% of net revenues in 2001, 2000 and 1999, respectively. Intel Corporation, accounted for approximately 14.1% of net revenues in 1999. Revenues for services provided to Intel for 2001 and 2000 did not exceed 10%. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 14.3% of our consolidated net revenues for 2001.

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

ENVIRONMENTAL MATTERS

      The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign manufacturing facilities, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.

      We have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We do not expect capital expenditures or other costs attributable to compliance with environmental laws and regulations to have a material adverse effect on our business, results of operations or financial condition.

      For a discussion of additional risks associated with the environmental issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Operating Performance -- Environmental Regulations" in Item 7 of this annual report.

COMPETITION

      The subcontracted semiconductor packaging and test market is very competitive. An industry analyst estimates our company along with our 12 principal competitors accounted for approximately 89.5% of the outsourced packaging and test market.

      We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., ASE Test Limited, ASAT Ltd., ChipPAC Incorporated, Oriental Semiconductor Engineering, ST Assembly and Test Services, and Siliconware Precision Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

      The principal elements of competition in the subcontracted semiconductor packaging market include: (1) breadth of package offering, (2) technical competence, (3) new package design and implementation, (4) manufacturing yields,
(5) manufacturing cycle times, (6) customer service and (7) price. We believe that we generally compete favorably with respect to each of these factors.

      The subcontracted wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with other semiconductor wafer fabrication subcontractors, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. We also expect to compete with device manufacturers that provide semiconductor wafer fabrication facility services for other semiconductor companies, such as LG Semicon Co., Ltd., Hitachi, Ltd., Toshiba Corp. and Winbond Electronics Corporation. Each of these semiconductor wafer foundries, and many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company.

      The principal elements of competition in the wafer fabrication facility market include: (1) technical competence, (2) new semiconductor wafer design and implementation, (3) manufacturing yields, (4) manufacturing cycle times, (5) customer service and (6) price. As with the subcontracted semiconductor packaging market, we believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

      As of February 2002, we held 121 U.S. patents, and we had 257 pending patents and we were preparing an additional 20 patent applications for filing. In addition to the U.S. patents we held 440 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. We also enter into agreements with other developers of packaging technology to license or otherwise obtain certain process or packaging technologies.

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

EMPLOYEES

      As of December 31, 2001, we had approximately 21,600 full-time employees. Of these employees, 17,770 were engaged in manufacturing, 2,400 were engaged in manufacturing support, 330 were engaged in research and development, 280 were engaged in marketing and sales and 820 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S., the Philippines, Taiwan and China are not represented by a collective bargaining unit. Certain members of our factories in Korea and Japan are members of a union, and all employees at these factories are subject to collective bargaining agreements.

ITEM 2. PROPERTIES

      We provide packaging and test services through our factories in Korea, Philippines, Taiwan, China and Japan. We also source wafer fabrication services from ASI's semiconductor wafer fabrication facility located in Korea pursuant to a supply agreement. In addition, we have a research and development facility at our Chandler, Arizona site.

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

                                             APPROXIMATE
                                            FACTORY SIZE
LOCATION                                    (SQUARE FEET)      SERVICES
--------                                    -------------      --------
OUR FACTORIES
KOREA
Seoul, Korea (K1)                                 670,000      Packaging services
                                                               Package and process development
Pucheon, Korea (K2)                               271,000      Packaging services
Pupyong, Korea (K3)                               428,000      Packaging and test services
Kwangju, Korea (K4)                               779,000      Packaging and test services

PHILIPPINES
Muntinlupa, Philippines (P1)                      547,000      Packaging and test services
                                                               Packaging and process development
Muntinlupa, Philippines (P2)                      112,000      Packaging services
Province of Laguna, Philippines (P3)              406,000      Packaging and test services
Province of Laguna, Philippines (P4)              200,000      Test services

TAIWAN
Lung Tan, Taiwan (T1)                             275,000      Packaging and test services
Linkou, Taiwan (T2)                                80,000      Packaging services

CHINA
Shanghai, China                                   145,000      Packaging and test services

JAPAN
Kitakami, Japan                                   142,000      Packaging and test services

ASI'S FACTORY
Pucheon, Korea                                    480,000      Wafer fabrication services

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2001.

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

                                                                                HIGH                LOW
                                                                                ----                ---
2001
     First Quarter.....................................................    $       23.6250     $    14.6250
     Second Quarter....................................................            25.0000          14.8750
     Third Quarter.....................................................            22.4800          10.5200
     Fourth Quarter....................................................            18.0200           9.4200
2000
     First Quarter.....................................................    $       64.5625     $    24.6875
     Second Quarter....................................................            61.6250          29.1875
     Third Quarter.....................................................            38.8125          22.3750
     Fourth Quarter....................................................            26.3750          12.0000

       There were approximately 379 holders of record as of February 28, 2002 of our common stock.

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

None.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

      The summary consolidated financial data below reflects the following transactions on a historical basis (i) our 1999 acquisition of K4 from ASI for $582.0 million together with its related financing, (ii) our 2000 acquisitions of K1, K2 and K3 from ASI for $950.0 million and equity investment in ASI of $459.0 million together with the related financing for the acquisitions and investment and (iii) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan Semiconductor Technology Corporation (a prior equity investment). We have presented the gains and losses from the disposal of fixed assets as a separate line item above operating income. Previously reported amounts have been reclassified from other (income) expense to conform with the current presentation.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                      2001             2000         1999
                                                                      ----             ----         ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net revenues................................................   $  1,517,862    $ 2,387,294    $  1,909,972
   Cost of revenues--including purchases from ASI..............      1,448,064      1,782,158       1,560,816
                                                                  ------------    -----------    ------------
   Gross profit................................................         69,798        605,136         349,156
                                                                  ------------    -----------    ------------
   Operating expenses:
     Selling, general and administrative.......................        200,218        192,623         144,538
     Research and development..................................         38,786         26,057          11,436
     Loss (gain) on disposal of fixed assets...................         14,515          1,355           1,805
     Amortization of goodwill and other acquired intangibles...         84,962         63,080          17,105
                                                                  ------------    -----------    ------------
           Total operating expenses............................        338,481        283,115         174,884
                                                                  ------------    -----------    ------------
   Operating income (loss).....................................       (268,683)       322,021         174,272
                                                                  ------------    -----------    ------------
   Other (income) expense:
     Interest expense, net.....................................        164,064        119,840          45,364
     Foreign currency (gain) loss..............................            872          4,812             308
     Other (income) expense, net (a)...........................         (3,669)           (60)         23,312
                                                                  ------------    -----------    ------------
           Total other expense.................................        161,267        124,592          68,984
                                                                  ------------    -----------    ------------
   Income (loss) before income taxes, equity in income
     (loss) of investees and minority interest.................       (429,950)       197,429         105,288
   Provision (benefit) for income taxes(b).....................        (81,691)        22,285          26,600
   Equity in income (loss) of investees (c)....................       (100,706)       (20,991)         (1,969)
   Minority interest (d).......................................         (1,896)            --              --
                                                                  ------------    -----------    ------------
   Net income (loss) (b).......................................   $   (450,861)   $   154,153    $     76,719
                                                                  ============    ===========    ============
   Basic net income (loss) per common share....................   $     (2.87)    $      1.06    $       0.64
                                                                  ===========     ===========    ============
   Diluted net income (loss) per common share..................   $     (2.87)    $      1.02    $       0.63
                                                                  ===========     ===========    ============
Pro Forma Data (Unaudited) (b):
   Historical income before income taxes, equity in
     income (loss) of ASI and minority interest................
   Pro forma provision for income taxes........................

   Pro forma income before equity in income (loss)
     of investees and minority interest........................
   Historical equity in income (loss) of investees.............
   Historical minority interest................................

   Pro forma net income........................................

   Basic pro forma net income per common share.................

   Diluted pro forma net income per common share...............


   Shares used in computing basic pro forma net
     income per common share...................................        157,111        145,806         119,341
   Shares used in computing pro forma diluted net
     income per common share...................................        157,111        153,223         135,067

OTHER FINANCIAL DATA:
   Depreciation and amortization including debt issue costs....   $    465,083    $   332,909    $    180,332
   Capital expenditures........................................        158,700        480,074         242,390


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                         1998          1997
                                                                         ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net revenues................................................    $    1,567,983  $   1,455,761
   Cost of revenues--including purchases from ASI..............         1,307,150      1,242,669
                                                                   --------------  -------------
   Gross profit................................................           260,833        213,092
                                                                   --------------  -------------
   Operating expenses:
     Selling, general and administrative.......................           118,392        103,021
     Research and development..................................             8,251          8,525
     Loss (gain) on disposal of fixed assets...................             1,837           (239)
     Amortization of goodwill and other acquired intangibles...             1,454            705
                                                                   --------------  -------------
           Total operating expenses............................           129,934        112,012
                                                                   --------------  -------------
   Operating income (loss).....................................           130,899        101,080
                                                                   --------------  -------------
   Other (income) expense:
     Interest expense, net.....................................            18,005         32,241
     Foreign currency (gain) loss..............................             4,493           (835)
     Other (income) expense, net (a)...........................             7,666          8,668
                                                                   --------------  -------------
           Total other expense.................................            30,164         40,074
                                                                   --------------  -------------
   Income (loss) before income taxes, equity in income
     (loss) of investees and minority interest.................           100,735         61,006
   Provision (benefit) for income taxes(b).....................            24,716          7,078
   Equity in income (loss) of investees (c)....................                --        (17,291)
   Minority interest (d).......................................              (559)         6,644
                                                                   --------------  -------------
   Net income (loss) (b).......................................    $       75,460  $      43,281
                                                                   ==============  =============
   Basic net income (loss) per common share....................    $         0.71  $        0.52
                                                                   ==============  =============
   Diluted net income (loss) per common share..................    $         0.70  $        0.52
                                                                   ==============  =============
Pro Forma Data (Unaudited) (b):
   Historical income before income taxes, equity in
     income (loss) of ASI and minority interest................    $      100,735  $      61,006
   Pro forma provision for income taxes........................            29,216         10,691
                                                                   --------------  -------------
   Pro forma income before equity in income (loss)
     of investees and minority interest........................            71,519         50,315
   Historical equity in income (loss) of investees.............                --        (17,291)
   Historical minority interest................................               559         (6,644)
                                                                   --------------  -------------
   Pro forma net income........................................    $       70,960  $      39,668
                                                                   ==============  =============
   Basic pro forma net income per common share.................    $         0.67  $        0.48
                                                                   ==============  =============
   Diluted pro forma net income per common share...............    $         0.66  $        0.48
                                                                   ==============  =============

   Shares used in computing basic pro forma net
     income per common share...................................           106,221         82,610
   Shares used in computing pro forma diluted net
     income per common share...................................           116,596         82,610

OTHER FINANCIAL DATA:
   Depreciation and amortization including debt issue costs....    $      119,239  $      81,864
   Capital expenditures........................................           107,889        178,990

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                       2001             2000         1999             1998          1997
                                                       ----             ----         ----             ----          ----
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $    200,057    $    93,517    $     98,045  $      227,587  $      90,917
Short term investments...........................            --             --         136,595           1,000          2,521
Working capital (deficit)........................       160,856        102,586         194,352         191,383        (38,219)
Total assets.....................................     3,223,318      3,393,284       1,755,089       1,003,597        855,592
Total long-term debt.............................     1,771,453      1,585,536         687,456         221,846        346,710
Total debt, including short-term borrowings and
   current portion of long-term debt.............     1,826,268      1,659,122         693,921         260,503        514,027
Stockholders' equity.............................     1,008,717      1,314,834         737,741         490,361         90,875

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

(d) In 2001, minority interest reflects Toshiba's 40% ownership interest in Amkor Iwate in Japan as well as shares that we did not acquire in connection with our two acquisitions in Taiwan. In 1997, minority interest reflects ASI's 40% interest in the earnings of Amkor/Anam Pilipinas, Inc. ("AAP"), one of our subsidiaries in the Philippines. We purchased ASI's interest in AAP with a portion of the proceeds from our initial public offering in May 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the anticipated trends in and condition of the semiconductor industry, (2) the anticipated growth in the market for our products, (3) our anticipated capital expenditures and financing needs, (4) our expected capacity utilization rates, (5) our belief as to our future operating performance, (6) statements regarding the future of our relationship with ASI and (7) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance" and "Business." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2001 and our liquidity and capital resources. You should read the following discussion in conjunction with "Selected Historical Consolidated Financial Data" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

      Amkor is the world's largest subcontractor of semiconductor packaging and test services. The company has built a leading position through:

     - one of the industry's broadest offerings of packaging and test services,

     - expertise in the development and implementation of packaging and test technology,

     - long-standing relationships with customers, including many of the world's leading semiconductor companies, and

     -    expertise in high-volume manufacturing.

      We also market the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agere Systems, Inc., Atmel Corporation, Intel Corporation, LSI Logic Corporation, Motorola, Inc., Philips Electronics N.V., ST Microelectronics PTE, Sony Semiconductor Corporation, Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete from time to time with many of our vertically integrated customers, who may decide to outsource or not outsource certain of their packaging and test requirements.

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2001, there were 11 years when semiconductor industry growth was 10% or less and 13 years when growth was 19% or greater. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996, 1998 and most recently beginning in the fourth quarter of 2000 and continuing through 2001. The weakness in the semiconductor industry caused an estimated decline of 32% for 2001. Industry analysts are forecasting little or no growth for 2002. Our customers have reduced their forecasts as a result of the broad weakness in the semiconductor industry, uncertainty about end market demand, and excess inventory across the semiconductor industry supply chain. Although we have noted some recent improvement in our customers' forecasted demand, the significant uncertainty throughout the industry is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the recovery of the semiconductor industry. The weaker demand is expected to continue to adversely impact our results into 2002, however, we expect to return to profitability in 2002.

      During the current industry downturn, our business strategy has been to move forward with geographic diversification, invest in next-generation technology, and enhance our financial flexibility. We commenced operations in Japan in connection with our venture with Toshiba, constructed an assembly and test facility in China and consummated two acquisitions in Taiwan.

We continue to evaluate additional acquisition and investment opportunities. Although we have significantly reduced our capital expenditure plans, we are committed to investing in new technologies primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. We raised $500.0 million of 9.25% senior notes due 2008 and $250.0 million of 5.75% convertible subordinated notes due 2006. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. During November 2001 we used $125 million of our cash to prepay amounts outstanding under our Term B loans. Our cash and cash equivalent balance as of December 31, 2001 was $200.1 million.

      During the second half of the year ended December 31, 2000, we significantly increased our operating costs to service the demand we were experiencing and expecting. Beginning in 2001, we implemented numerous cost reduction initiatives as a significant part of our financial strategy to partially mitigate the impact of the industry downturn on our results of operations and cash flows. Our cost reduction efforts included reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing support facilities. We reduced our headcount in the Philippines and Korea by over 3,000 employees or 14% from the employment levels at December 31, 2000. Labor costs in the Philippines and Korea were reduced by $14.8 million or 27% for the three months ended December 31, 2001 as compared with the three months ended December 31, 2000. We reduced our administrative headcount, excluding the effects of acquisitions, by 22% from the employment levels at December 31, 2000. Additionally, we estimate that for the three months ended December 31, 2001 we reduced our U.S. based administrative overhead by an estimated $9 million as compared with the three months December 31, 2000.

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

      The weakness in the semiconductor industry adversely affected the demand for the wafer output from ASI's foundry. Beginning in the fourth quarter of 2000 and throughout 2001, demand for wafers deteriorated significantly. Historically we derived a substantial portion of our wafer fabrication service revenues from Texas Instruments. Wafers sales to Texas Instruments for 2001 decreased 52.8% as compared with 2000. Although we have noted significant recent improvement in our customers' forecasted demand, we expect our wafer fabrication services results and ASI's operating results will continue to be adversely impacted into 2002, however, recovery is expected by the end of 2002. ASI's results also impact us through our recording of our share of their results in accordance with the equity method of accounting.


OVERVIEW OF OUR HISTORICAL RESULTS

Our Historical Relationship with ASI and the Financial Impact of Our Acquisition of K1, K2 and K3 and Investment in ASI on Our Results of Operations

      Historically we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI which operated four packaging and test facilities in Korea. In the fourth quarter of 1998 ASI's business had been severely affected by the economic crisis in Korea. ASI was part of the Korean financial restructuring program known as the "Workout" program beginning in October 1998. The Workout program was the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. The process involved negotiation between the related banks and ASI, and did not involve the judicial system. The Workout process restructured the terms of ASI's significant bank debt. Although ASI's operations continued uninterrupted during the process, it caused concern among our customers should the company lose access to ASI's services. As a result, we decided to acquire ASI's packaging and test operations to ensure continued access to the manufacturing services previously provided by ASI. During the course of negotiations for the purchase of the packaging and test operations, both ASI management and the bank group presented a counter-proposal whereby, in addition to the purchase of the packaging and test operations, we would also make an equity investment in ASI. The bank group and ASI management proposed this structure because they believed the equity investment would reflect a level of commitment from us to continue our ongoing business relationship with ASI after the sale of its packaging and test operations to Amkor.

      In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, but we continue to market ASI's wafer fabrication services. In May 2000 we made a commitment to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of the each the packaging and test operations and the equity investment. As of December 31, 2001, we had invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999. We owned as of December 31, 2001 42% of the outstanding voting stock of ASI and report ASI's results in our financial statements through the equity method of accounting.

      There was not a significant change in our revenues as a result of the acquisitions, because we historically sold substantially all of the output of those facilities. Our gross margins on sales of services performed by ASI were set in accordance with supply agreements with ASI and were generally lower than our gross margins of services performed by our factories in the Philippines. Effective with our May 2000 acquisition of K1, K2 and K3, we no longer pay service charges to ASI for packaging and test services. Our gross margins were favorably impacted by the termination of the supply agreement, but such favorable impact was partially offset by the additional operating costs that were previously borne by ASI and the amortization of goodwill and acquired intangibles.

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

Financial Impact of Our Venture with Toshiba Corporation

      As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement terminating two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.6 million to $30.4 million based on the spot exchange rate at December 31, 2001).

      The results of Amkor Iwate have been included in the accompanying consolidated financial statements since January 2001. Our revenues increased as a result of the packaging and test services performed by Amkor Iwate for Toshiba under the supply agreement. Gross margins as a percentage of net revenues were negatively impacted given the terms of the supply agreement provide for gross margins lower than our historical gross margins on services performed by our other factories. Operating expenses increased as a result of the additional administrative expenses incurred by Amkor Iwate and the amortization of $21.9 million of goodwill and acquired intangibles. Interest expense increased as a result of the debt incurred to finance the purchase of the packaging and test assets from Toshiba.


Financial Impact of Our Acquisitions of Taiwan Semiconductor Technology Corporation and Sampo Semiconductor Corporation

      In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The results of TSTC and Sampo have been included in the accompanying consolidated financial statements since the acquisition dates. Our results of operations were not significantly impacted by these acquisitions. In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded intangible assets, principally goodwill, of $23.8 million as of the acquisition date that is nonamortizable.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                  2001            2000             1999
                                                                  ----            ----             ----
           Net revenues.....................................      100.0%          100.0%           100.0%
           Gross profit.....................................        4.6            25.3             18.3
           Operating income (loss)..........................      (17.7)           13.5              9.1
           Income (loss) before income taxes, equity in
             income (loss) of investees and
             minority interest..............................      (28.3)            8.3              5.5
           Net income (loss)................................      (29.7)            6.5              4.0

Year ended December 31, 2001 Compared to Year ended December 31, 2000

      Net Revenues. Net revenues decreased $869.4 million, or 36.4%, to $1,517.9 million in 2001 from $2,387.3 million in 2000. Packaging and test net revenues decreased 33.5% to $1,336.7 million in 2001 from $2,009.7 million in 2000. Wafer fabrication net revenues decreased 52.0% to $181.2 million in 2001 from $377.6 million in 2000.

      The decrease in packaging and test net revenues, excluding the impact of acquisitions, was primarily attributable to a 37.3% decrease in overall unit volumes in 2001 compared to 2000. This overall unit volume decrease was driven by a 34.6% unit volume decrease for advanced leadframe and laminate packages and a 39.4% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded by approximately 13.9% for 2001 as compared to 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $231.0 million in net revenues related to acquisitions which were completed since January 1, 2001.

      The decrease in wafer fabrication net revenues was primarily attributed to a 52.8% decrease in sales to Texas Instruments in 2001 as compared with 2000. Texas Instruments' demand for our services declined as a result of the utilization of excess inventory supply and a decline in end market demand for cellular phones.

      Gross Profit. Gross profit decreased $535.3 million, or 88.5%, to $69.8 million in 2001 from $605.1 in 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit. As a result of our May 2000 acquisition of K1, K2 and K3 and our 2001 acquisitions in Japan and Taiwan, we substantially increased our fixed costs.

   Gross margins as a percentage of net revenues decreased 81.8% to 4.6% of net revenues in 2001 as compared to 25.3% of net revenues in 2000 principally as a result the following:

 - Decreasing unit volumes in 2001 at our factories in Korea and the Philippines that caused an approximate 41% decline in gross margins as a result of the factories' substantial fixed and labor costs to be distributed over a smaller revenue base. This decline in gross margins is net of the benefit of our 2001 cost reduction initiatives to reduce labor and other factory overhead costs.

 - Average selling price erosion across our product lines caused an estimated 39% decline in gross margins.

 - Our acquisitions in 2001 contributed approximately 10% to the decline in gross margin. This is principally attributed to the long-term supply agreement between Amkor Iwate and Toshiba, which provides for packaging and test services to be performed on a cost plus basis which produces a resulting gross margin less than our historical margins in 2000.

 - The negative impacts on gross margins were partially offset by the benefit of stable gross margins with respect to our wafer fabrication services as compared to 2000.

      As a result of the decline in the semiconductor industry and the reductions of our customers' forecasted demand, our provision for excess and obsolete inventory increased $7.9 million to a total provision of $17.9 million in 2001 as compared to $10.0 million in 2000. During 2001, we wrote-off and contemporaneously disposed of $10.6 million of inventory. In general we order raw materials based on the customers' forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.6 million, or 3.9%, to $200.2 million, or 13.2% of net revenues, in 2001 from $192.6 million, or 8.1% of net revenues, in 2000. The increase in these costs was due to:

      - Increased costs of $16.0 million related to the acquisitions in Japan and Taiwan, the commencement of operations in China and the increased staffing of our Japanese sales force;

      - An overall decrease of $6.6 million in our factories in Korea and the Philippines as a result of our cost reduction initiatives in the first and second quarters of 2001 that were partially offset by the increased selling, general and administrative costs assumed in connection our May 2000 acquisition of K1, K2 and K3; and

      - Decreased costs of $1.8 million principally related our U.S. based administrative overhead cost reduction initiatives in the first and second quarters of 2001.

      Research and Development. Research and development expenses increased $12.7 million to $38.8 million, or 2.6% of net revenues, in 2001 from $26.1 million, or 1.1% of net revenues, in 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. Amortization of goodwill and other acquired intangibles increased $21.9 million to $85.0 million from $63.1 million in 2000 principally as a result of our May 2000 acquisition of K1, K2 and K3 and to a lesser extent our January 2001 acquisition of Amkor Iwate.

      Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets increased $13.1 million to $14.5 million from $1.4 million in 2000 principally as a result of the disposition of production equipment and construction materials in Korea.

      Other (Income) Expense. Other expenses, net increased $36.8 million, to $161.3 million, or 10.8% of net revenues, in 2001 from $124.5 million, or 5.2% of net revenues, in 2000. The net increase in other expenses was primarily a result of a net increase in interest expense of $44.3 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities which are more fully detailed in our discussion of "Liquidity and Capital Resources." Net interest expense for 2001 also included $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment. Other expenses were favorably impacted by a change in foreign currency gains and losses of $3.9 million for 2001 as compared with the corresponding period in the prior year.

      Provision (Benefit) for Income Taxes. Our effective tax rate in 2001 and 2000 was (19.0%) and 11.3%, respectively. The change in the effective tax rate in 2001 was due to operating losses in jurisdictions for which there is no offsetting tax benefit from tax holidays as well as operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in 2001 of $65.2 million compared to our share of their income in 2000 of $3.9 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $35.5 million and $24.9 million in 2001 and 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.

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

      Other (Income) Expense. Other expenses increased $55.6 million, to $124.6 million, or 5.2% of net revenues, in 2000 from $69.0 million, or 3.6% of net revenues, in 1999. The net increase in other expenses was primarily a result of an increase in interest expense of $74.5 million. The increased interest expense resulted from the issuance of $258.8 million of convertible subordinated notes, $750.0 million of secured bank debt and an additional draw of $50.0 million from the revolving credit line to fund our May 2000 acquisition of K1, K2 and K3 and our investment in ASI. Additionally, the increased interest expense resulted from having a full year of interest expense in 2000 related to the May 1999 issuance of senior and senior subordinated notes to fund the K4 acquisition. During the fourth quarter of 1999 and continuing into 2000, we completed an early conversion of a portion of the debt outstanding under the 5.75% convertible subordinated notes due May 2003. Other expenses in 2000 and 1999 included a $0.3 million and $17.4 million non-cash charge, respectively, associated with the early conversion of that debt. Other expenses were favorably impacted by a savings of $3.1 million in accounts receivable securitization charges as a result of the termination of the agreement at the end of March 2000.

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

QUARTERLY RESULTS

      The following table sets forth our unaudited consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2001. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and the consolidated results of Taiwan Semiconductor Technology Corporation (a prior equity investment) are included in the consolidated financial data from the date of the acquisitions. Also, the results of K1, K2 and K3 packaging and test factories acquired from ASI in May 2000 are included in the consolidated financial data from the date of the acquisition.

      We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report.

      Our net revenues, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S. and Asia. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close our factories in the Philippines for holidays in January, and we and ASI close our factories in Korea for holidays in February.

      We have presented the gains and losses from the disposal of fixed assets as a separate line item above operating income. Previously reported amounts have been reclassified from other (income) expense to conform with the current presentation.

                                                                     QUARTER ENDED
                                                                     -------------
                                                  DEC. 31,      SEPT. 30,    JUNE 30,       MARCH 31,
                                                    2001          2001         2001           2001
                                                    ----          ----         ----           ----
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues...................................   $ 352,354     $ 334,716    $ 350,169     $480,623
Cost of revenues--including
  purchases from ASI...........................     360,713       346,355      342,158      398,838
                                                  ---------     ---------    ---------     --------
     Gross profit..............................      (8,359)      (11,639)       8,011       81,785
                                                  ---------     ---------    ---------     --------
Operating expenses:
  Selling, general and administrative..........      47,012        47,847       51,365       53,994
  Research and development.....................      10,365         9,784        8,135       10,502
  Loss on disposal of assets...................       9,861         3,132          398        1,124
  Amortization of goodwill and other acquired
     intangibles...............................      21,263        21,214       20,573       21,912
                                                  ---------     ---------    ---------     --------
       Total operating expenses................      88,501        81,977       80,471       87,532
                                                  ---------     ---------    ---------     --------
Operating income (loss)........................   $ (96,860)    $ (93,616)   $ (72,460)    $ (5,747)
                                                  =========     =========    =========     ========
Net income (loss)..............................   $(136,612)    $(128,744)   $(116,291)    $(69,214)
                                                  =========     =========    =========     ========
Basic net income (loss) per common share.......   $   (0.85)    $   (0.80)   $   (0.76)    $  (0.45)
                                                  =========     =========    =========     ========
Diluted net income (loss) per common share.....   $   (0.85)    $   (0.80)   $   (0.76)    $  (0.45)
                                                  =========     =========    =========     ========

                                                                           QUARTER ENDED
                                                                          -------------
                                                    DEC. 31,      SEPT. 30,       JUNE 30,         MARCH 31,
                                                      2000          2000            2000             2000
                                                      ----          ----            ----             ----
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues...................................     $636,871     $  648,576      $  547,036       $  554,811
Cost of revenues--including
  purchases from ASI...........................      465,419        469,518         407,441          439,780
                                                    --------     ----------      ----------       ----------
     Gross profit..............................      171,452        179,058         139,595          115,031
                                                    --------     ----------      ----------       ----------
Operating expenses:
  Selling, general and administrative..........       53,759         50,083          46,884           41,897
  Research and development.....................        8,976          8,838           4,872            3,371
  Loss on disposal of assets...................           --            343             665              347
  Amortization of goodwill and other acquired
     intangibles...............................       20,925         20,353          15,440            6,362
                                                    --------     ----------      ----------       ----------
       Total operating expenses................       83,660         79,617          67,861           51,977
                                                    --------     ----------      ----------       ----------
Operating income (loss)........................     $ 87,792     $   99,441      $   71,734       $   63,054
                                                    ========     ==========      ==========       ==========
Net income (loss)..............................     $ 40,890     $   45,171      $   30,936       $   37,156
                                                    ========     ==========      ==========       ==========
Basic net income (loss) per common share.......     $   0.27     $     0.30      $     0.21       $     0.28
                                                    ========     ==========      ==========       ==========
Diluted net income (loss) per common share.....     $   0.26     $     0.28      $     0.20       $     0.27
                                                    ========     ==========      ==========       ==========


                                                                   QUARTER ENDED
                                                                   -------------
                                                  DEC. 31,      SEPT. 30,    JUNE 30,       MARCH 31,
                                                    2001          2001         2001           2001
                                                    ----          ----         ----           ----
Net revenues...................................    100.0%         100.0%        100.0%       100.0%
Cost of revenues -- including purchases from ASI   102.4          103.5          97.7         83.0
                                                 -------         ------       -------      -------
     Gross profit..............................     (2.4)          (3.5)          2.3         17.0
                                                 -------         ------       -------      -------
Operating expenses:
  Selling, general and administrative..........     13.3           14.3          14.7         11.2
  Research and development.....................      2.9            2.9           2.3          2.2
  Loss on disposal of assets...................      2.8            0.9           0.1          0.2
  Amortization of goodwill and other acquired
     intangibles...............................      6.1            6.4           5.9          4.6
                                                 -------         ------       -------      -------
       Total operating expenses................     25.1           24.5          23.0         18.2
                                                 -------         ------       -------      -------
Operating income (loss)........................    (27.5)%        (28.0)%       (20.7)%       (1.2)%
                                                 =======         ======       =======      =======
Net income (loss)..............................    (38.8)%        (38.5)%       (33.2)%      (14.4)%
                                                 =======         ======       =======      =======

                                                                     QUARTER ENDED
                                                                     -------------
                                                   DEC. 31,      SEPT. 30,       JUNE 30,       MARCH 31,
                                                     2000          2000            2000           2000
                                                     ----          ----            ----           ----
Net revenues...................................     100.0%        100.0%          100.0%           100.0%
Cost of revenues -- including purchases from ASI     73.1          72.4            74.5             79.3
                                                  -------       -------         -------          -------
     Gross profit..............................      26.9          27.6            25.5             20.7
                                                  -------       -------         -------          -------
Operating expenses:
  Selling, general and administrative..........       8.4           7.7             8.6              7.6
  Research and development.....................       1.4           1.4             0.9              0.6
  Loss on disposal of assets...................      --             0.1             0.1              0.1
  Amortization of goodwill and other acquired
     intangibles...............................       3.3           3.1             2.8              1.0
                                                  -------       -------         -------          -------
       Total operating expenses................      13.1          12.3            12.4              9.3
                                                  -------       -------         -------          -------
Operating income (loss)........................      13.8%         15.3%           13.1%            11.4%
                                                  =======       =======         =======          =======
Net income (loss)..............................       6.4%          7.0%            5.7%             6.7%
                                                  =======       =======         =======          =======

LIQUIDITY AND CAPITAL RESOURCES

      The continued weakness in demand in 2001 for packaging, test and wafer fabrication services adversely affected our results and cash flows from operations. Although we have noted a modest improvement in our customers' forecasted demand, we expect that our results and cash flows from operations will continue to be adversely impacted into 2002, however, we expect to return to profitability in 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

      As a result of the adverse impact on our cash flows caused by the decline in demand for our products and services, net cash provided by operating activities for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 were $73.2 million, $61.0 million, $16.2 million and $10.1 million, respectively. Comparatively, the net cash provided by operating activities for the three months ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 were $70.1 million, $89.1 million, $120.8 million and $93.8 million, respectively. Net cash used in investing activities during the year ended December 31, 2001 and 2000 was $168.2 million and $1,744.3 million, respectively. Net cash provided by financing activities during the year ended December 31, 2001 and 2000 was $114.7 million and $1,365.9 million, respectively. Cash and cash equivalents balance as of December 31, 2001 was $200.1 million, and we have $100 million available from our revolving line of credit.

      The reduced levels of operating cash flow required us to renegotiate our existing bank debt covenants. In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured bank facilities. In connection with the September 2001 amendment, the revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. If the weakness in the semiconductor industry and for our services continues, we can not give assurance that we will be able to remain in compliance with our financial covenants. In the event of default, we may not be able to cure the default or obtain a waiver, and our operations could be significantly disrupted and harmed. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

       During this industry downturn, our business strategy has been in part to enhance our financial flexibility. We raised $500.0 million of 9.25% senior notes due 2008 and $250.0 million of 5.75% convertible subordinated notes due 2006. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, as a result of our intent to redeem, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2001, we had a total of $1,826.3 million debt and had available to us a $100.0 million revolving line of credit under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt principally interest. For the year ended December 31, 2001, interest expense payable in cash was $152.1 million.

      As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend up to $100.0 million in total capital expenditures in 2002 primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. Our secured bank facility restricts our future capital expenditures to $25.0 million per quarter for five quarters beginning with the quarter ending December 31, 2001. During the year ended December 31, 2001, 2000 and 1999, we made capital expenditures of $158.7 million, $480.1 million and $242.4 million, respectively.

      Our business strategy during the current industry downturn and previously has been to diversify our operations geographically. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares which within three years we are required to purchase. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.6 million to $30.4 million based on the spot exchange rate at December 31, 2001). In May 2000 we completed our purchase of ASI's remaining three packaging and test factories, known as K1, K2 and K3 for a purchase price of $950.0 million. In connection with our acquisition of K1, K2 and K3 we made an additional equity investment in ASI of $459.0 million.

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

      A summary of our contractual commitments as of December 31, 2001 are as follows:

                                                                                  YEAR ENDING DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                                          LESS THAN         1 - 3          4 - 5          AFTER 5
                                                             TOTAL         1 YEAR           YEARS          YEARS           YEARS
                                                        -------------   -------------  -------------   -------------  -------------
                                                                                       (IN THOUSANDS)
Total debt, including capital lease obligations....   $     1,826,268   $      54,815  $      90,609   $     719,913  $     960,931
Operating lease obligations........................           116,189          18,137         22,547          14,635         60,870
                                                      ---------------   -------------  -------------   -------------  -------------
Total contractual obligations......................   $     1,942,457   $      72,952  $     113,156   $     734,548  $   1,021,801
                                                      ===============   =============  =============   =============  =============

      We have a $100.0 million revolving line of credit through March 2005 of which the entire balance was available as of December 31, 2001. In addition, as stated above, we are required to purchased Toshiba's ownership interest in Amkor Iwate by January 1, 2004 at a purchase price that will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.6 million to $30.4 million based on the spot exchange rate at December 31, 2001).

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements. Our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Risk of Loss. Revenues from packaging semiconductors and performing test services are recognized upon shipment or completion of the services. Our company does not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. We record wafer fabrication services revenues upon shipment of completed wafers. Such policies are consistent with provisions in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have provided adequate accruals for additional taxes and related interest expense that may ultimately result from examinations. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

      Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance.

Valuation of Long-Lived Assets. We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant under-performance relative to expected historical or projected future operating results;

     -    significant changes in the manner of our use of the asset;

     -    significant negative industry or economic trends; and

     -    our market capitalization relative to net book value.

      Upon the existence of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset's carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease amortization of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded

Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company-specific considerations such as, customer forecasts and regularly updated projections of ASI operating results. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established.

      The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during 2000 and 2001. The recent weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. The carrying value of our investment in ASI was $377.9 million and $478.9 million as of December 31, 2001 and 2000, respectively. The market value of our investment in ASI, based on ASI's closing share price, was $204.5 million and $110.5 million as of December 31, 2001 and 2000, respectively. The carrying amount of our investment in ASI reflects our long-term outlook for the foundry industry. We have concluded that the decline in market value of our investment in ASI is temporary based on the expected future performance of ASI and the recovery of the semiconductor industry. As the semiconductor industry begins to recover in 2002, we expect that ASI's share price will also recover. Should ASI stock price fail to perform in line with other comparable companies in its industry, it could be expected that we would record an impairment charge. Such assessment could be made as early as the first quarter of 2002. We remain committed to our long-term strategic relationship with ASI and continue to explore opportunities to maximize the value of that investment. We will continue to monitor industry conditions and assess the carrying value of this investment.

Valuation of Inventory. In general we order raw materials based on the customers forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

MARKET RISK SENSITIVITY

      Our company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risks

      Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won and Japanese yen. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos, won and yen. Our use of derivatives instruments including forward exchange contracts has been insignificant throughout 2001 and 2000 and it is expected our use of derivative instruments will continue to be minimal.

      The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at December 31, 2001 and 2000, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $3.9 million and $3.8 million, respectively, in peso-based net assets.

      The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at December 31, 2001 and 2000, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $3.8 million and $2.5 million, respectively, in won-based net assets.

      The yen-based financial instruments primarily consist of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Our exposure to the yen is principally as a result of our 2001 acquisition of Amkor Iwate Corporation. Based on the portfolio of yen-based assets and liabilities at December 31, 2001, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $15.6 million, in yen-based net liabilities.

Interest Rate Risks

      Our company has interest rate risk with respect to our long-term debt. As of December 31, 2001, we had a total of $1,826.3 million debt of which 91% was fixed rate debt and 9% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of December 31, 2001. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2000, we had a total of $1,659.1 million of debt of which 56% was fixed rate debt and 44% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2001.

                                                   YEAR ENDING DECEMBER 31,
                          ---------------------------------------------------------------------------

                               2002           2003           2004            2005           2006
                          -------------   ------------   -------------  -------------   -------------
Long-term debt:
  Fixed rate debt         $      14,065   $     14,807              --             --   $     675,000
  Average interest rate            4.0%           4.0%                                           8.0%

  Variable rate debt      $      40,750   $     20,439   $      55,363  $      42,063   $       2,850
  Average interest rate            1.8%           6.0%            6.0%           6.0%            4.9%


                                                              FAIR
                            THEREAFTER        TOTAL           VALUE
                          -------------   -------------  -------------
Long-term debt:
  Fixed rate debt         $     958,750   $   1,662,622  $   1,464,628
  Average interest rate            8.4%            8.1%

  Variable rate debt      $       2,181   $     163,646  $     163,646
  Average interest rate            4.2%            4.9%

   Equity Price Risks

      Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we induced such conversion, our earnings could include an additional charge.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging, test and wafer fabrication services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business.

CONDITIONS IN THE SEMICONDUCTOR INDUSTRY WEAKENED SIGNIFICANTLY IN 2001 AND MAY NOT RECOVER AS EXPECTED -- WE HAVE BEEN, AND MAY CONTINUE TO BE, AFFECTED BY THESE TRENDS.

      The semiconductor industry weakened significantly in 2001 and conditions are expected to improve in 2002. The significant uncertainty throughout the industry related to market demand is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the recovery of the semiconductor industry. There can be no assurance that overall industry conditions will recover in 2002, or if industry conditions do not recover what impact that would have on our business.

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

     -    international political, economic or terrorist events,

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

      As of December 31, 2001 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

      The weakness in the semiconductor industry in 2001 adversely affected the demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results. Demand for our wafer fabrication services and the wafer output from ASI's foundry have improved significantly in 2002. However, there can be no assurance that industry conditions will continue to improve as expected. If industry conditions do not recover as expected, our and ASI's operating results could be adversely affected.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- WE DEPEND ON OUR FACTORIES IN THE PHILIPPINES, KOREA, JAPAN, TAIWAN AND CHINA. MANY OF OUR CUSTOMERS' AND VENDORS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

      We provide packaging and test services through our factories located in the Philippines, Korea, Japan, Taiwan and China. We also source wafer fabrication services from ASI's wafer fabrication facility in Korea. Moreover, many of our customers' and vendors' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

     -    regulatory limitations imposed by foreign governments;

     -    fluctuations in currency exchange rates;

     -    political and terrorist risks;

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

      Our wafer fabrication business depends significantly upon Texas Instruments. The amended Manufacturing and Purchasing Agreement requires Texas Instruments to purchase from us at least 40% of ASI's wafer fabrication facility's capacity in the quarter ending March 31, 2002, 30% of such capacity in the quarter ending June 30, 2002, and 20% of such capacity in each subsequent quarter, and, under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. As a result of the weakness in the semiconductor industry, Texas Instruments and our other customers' demand for the output of ASI's wafer foundry decreased significantly in 2001. Texas Instruments did not meet the minimum purchase commitment throughout the twelve months ended December 31, 2001. Texas Instruments has made certain concessions to us to partially mitigate the shortfall in demand. If Texas Instruments fails to meet its purchase obligations, our company and ASI's businesses could be harmed.

      Texas Instruments has transferred certain of its complementary metal oxide silicon ("CMOS") process technology to ASI, and ASI is dependent upon Texas Instruments' assistance for developing other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover 0.35 micron, 0.25 micron, and 0.18 micron CMOS process technology. Texas Instruments has provided ASI a license to use wafer fabrication-related TI trade secrets for non-Texas Instruments products. Texas Instruments has not granted ASI a license to Texas Instruments patents, copyrights, or maskworks. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

        In order for the Manufacturing and Purchasing Agreement and the technology assistance agreements to continue until December 31, 2007, Amkor, ASI and Texas Instruments would have to enter into a new technology assistance agreement by December 31, 2002. However, the advanced wafer fabrication technology that would be licensed under this agreement would require ASI either to (i) invest in excess of $400 million to refurbish its existing manufacturing facility, requiring the shutdown of part or all of its existing facility during the period of refurbishment, or (ii) obtain access to a new or existing manufacturing facility owned by a third party that could support the advanced technology. A third option for ASI would be to build and equip a new manufacturing facility, but this option would require substantially greater capital investment by ASI than the other options. We cannot be certain that Amkor and ASI will be able to negotiate successfully a new technical assistance agreement with Texas Instruments. Moreover, we believe that it will be extremely difficult for ASI to finance, acquire and equip the necessary manufacturing facility to deploy the advanced wafer fabrication technology that would be transferred by Texas Instruments. In the event the Manufacturing and Purchasing Agreement and the technology assistance agreements with Texas Instruments were to be terminated, we cannot be certain what the nature of Amkor's and ASI's business relationship, if any, would be with Texas Instruments. If Texas Instruments were to significantly reduce or terminate its purchase of ASI's wafer fabrication services, our wafer fabrication business would be seriously harmed.

      Under the existing technical assistance agreements between Texas Instruments and ASI, ASI has a license to use wafer fabrication-related trade secrets of Texas Instruments for non-Texas Instruments' products. In the event that the Manufacturing and Purchase Agreement is terminated, this license will also terminate. At such time, it would be necessary for ASI to negotiate a new license agreement with Texas Instruments relating to its trade secrets, or ASI would not be able to continue its wafer fabrication operations as currently practiced. This would have the result of shutting down the wafer fabrications business of ASI and Amkor unless and until alternative technology arrangements could be made and implemented at ASI's wafer manufacturing facility.

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

COMPETITION -- WE COMPETE AGAINST ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST BUSINESS AND THE WAFER FABRICATION BUSINESS.

      The subcontracted semiconductor packaging and test market is very competitive. This sector is comprised of 12 principal companies. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

      The subcontracted wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with other subcontractors of semiconductor wafers, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. Many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. If we cannot compete successfully in the future against existing or potential competitors, our operating results would suffer.

ENVIRONMENTAL REGULATIONS -- FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON OUR MANUFACTURING OPERATIONS.

      The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign manufacturing facilities, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

      As of February 28, 2002, we held 121 U.S. patents, we had 257 pending patents and we were preparing an additional 20 patent applications for filing. In addition to the U.S. patents, we held 440 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

      As of February 28, 2002, Mr. James Kim and members of his family beneficially owned approximately 44.7% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      We present the information required by Item 8 of Form 10-K here in the following order:
Report of Independent Accountants...................................................................... 37
Consolidated Statements of Operations -- Years ended December 31, 2001, 2000 and 1999.................. 38
Consolidated Balance Sheets -- December 31, 2001 and 2000.............................................. 39
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999........ 40

Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999.................. 41
Notes to Consolidated Financial Statements............................................................. 42
Reports of Independent Public Accountants.............................................................. 61
Schedule II -- Valuation and Qualifying Accounts....................................................... 65

      In addition, pursuant to General Instruction G(1) of Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934, as amended, the following financial information of Anam Semiconductor, Inc. required to be included in this Report by Rule 3-09 of Regulation S-X is incorporated by reference from our Report on 8-K filed on April 1, 2002.

Reports of Independent Accountants
Consolidated Balance Sheets -- December 31, 2001 and 2000
Consolidated Statements of Operations -- Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Amkor Technology, Inc.:


      In our opinion, based on our audits and the report of another auditor, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc. both wholly owned subsidiaries, collectively referred to herein as ATP, which combined financial statements reflect total assets and operating expenses (including cost of revenues) of 17% and 18%, respectively and 21% and 17%, respectively, of the related consolidated totals at December 31, 2001 and 2000 and for the years then ended. The combined financial statements of ATP were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditor. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 25, 2002

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FOR THE YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                         2001                 2000                1999
                                                                         ----                 ----                ----
Net revenues........................................................  $1,517,862           $2,387,294          $1,909,972
Cost of revenues--including purchases from
      ASI  .........................................................   1,448,064            1,782,158           1,560,816
                                                                      ----------           ----------          ----------
Gross profit........................................................      69,798              605,136             349,156
                                                                      ----------           ----------          ----------
Operating expenses:
      Selling, general and administrative...........................     200,218              192,623             144,538
      Research and development......................................      38,786               26,057              11,436
      Loss on disposal of fixed assets..............................      14,515                1,355               1,805
      Amortization of goodwill and other acquired intangibles.......      84,962               63,080              17,105
                                                                      ----------           ----------          ----------
           Total operating expenses.................................     338,481              283,115             174,884
                                                                      ----------           ----------          ----------
Operating income (loss).............................................    (268,683)             322,021             174,272
                                                                      ----------           ----------          ----------
Other (income) expense:
      Interest expense, net.........................................     164,064              119,840              45,364
      Foreign currency (gain) loss..................................         872                4,812                 308
      Other expense, net............................................      (3,669)                 (60)             23,312
                                                                      ----------           ----------          ----------
           Total other expense......................................     161,267              124,592              68,984
                                                                      ----------           ----------          ----------
Income (loss) before income taxes, equity in loss of
      investees and minority interest...............................    (429,950)             197,429             105,288
Provision (benefit) for income taxes................................     (81,691)              22,285              26,600
Equity in loss of investees.........................................    (100,706)             (20,991)             (1,969)
Minority interest...................................................      (1,896)                  --                  --
                                                                      ----------           ----------          ----------
Net income (loss)...................................................  $ (450,861)          $  154,153          $   76,719
                                                                      ==========           ==========          ==========
Basic net income (loss) per common share............................  $    (2.87)          $     1.06          $     0.64
                                                                      ==========           ==========          ==========
Diluted net income (loss) per common share..........................  $    (2.87)          $     1.02          $     0.63
                                                                      ==========           ==========          ==========
Shares used in computing net income (loss) per common share:
      Basic.........................................................     157,111              145,806             119,341
                                                                      ==========           ==========          ==========
      Diluted.......................................................     157,111              153,223             135,067
                                                                      ==========           ==========          ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                          2001              2000
                                                                                      -----------       -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................      $   200,057       $    93,517
      Accounts receivable:
           Trade, net of allowance for doubtful accounts of $6,842 and $2,426 ..          211,419           301,915
           Due from affiliates .................................................              871             1,634
           Other ...............................................................            8,953             6,465
      Inventories ..............................................................           73,784           108,613
      Other current assets .....................................................           37,106            36,873
                                                                                      -----------       -----------
                Total current assets ...........................................          532,190           549,017
                                                                                      -----------       -----------
Property, plant and equipment, net .............................................        1,392,274         1,478,510
                                                                                      -----------       -----------
Investments ....................................................................          382,951           501,254
                                                                                      -----------       -----------
Other assets:
      Due from affiliates ......................................................           20,518            25,013
      Goodwill and acquired intangibles, net ...................................          696,180           737,593
      Other ....................................................................          199,205           101,897
                                                                                      -----------       -----------
                                                                                          915,903           864,503
                                                                                      -----------       -----------
                Total assets ...................................................      $ 3,223,318       $ 3,393,284
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft ...........................................................      $     5,116       $    25,731
      Short-term borrowings and current portion of long-term debt ..............           54,815            73,586
      Trade accounts payable ...................................................          148,923           167,228
      Due to affiliates ........................................................           16,936            32,534
      Accrued expenses .........................................................          145,544           147,352
                                                                                      -----------       -----------
                Total current liabilities ......................................          371,334           446,431
Long-term debt .................................................................        1,771,453         1,585,536
Other noncurrent liabilities ...................................................           64,077            46,483
                                                                                      -----------       -----------
                Total liabilities ..............................................        2,206,864         2,078,450
                                                                                      -----------       -----------
Commitments and contingencies

Minority interest ..............................................................            7,737                --
                                                                                      -----------       -----------

Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000 shares authorized
           designated Series A, none issued ....................................               --                --
      Common stock, $0.001 par value, 500,000 shares authorized,
           issued and outstanding of 161,782 in 2001 and 152,118 in 2000 .......              162               152
      Additional paid-in capital ...............................................        1,123,541           975,026
      Retained earnings (deficit) ..............................................         (106,975)          343,886
      Receivable from stockholder ..............................................           (3,276)           (3,276)
      Accumulated other comprehensive loss .....................................           (4,735)             (954)
                                                                                      -----------       -----------
                Total stockholders' equity .....................................        1,008,717         1,314,834
                                                                                      -----------       -----------
                Total liabilities and stockholders' equity .....................      $ 3,223,318       $ 3,393,284
                                                                                      ===========       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                                        RETAINED        RECEIVABLE
                                                            COMMON STOCK                PAID-IN         EARNINGS           FROM
                                                      SHARES            AMOUNT          CAPITAL         (DEFICIT)       STOCKHOLDER
                                                    -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1998 .....................      117,860              118          381,061          109,738               --
   Net income ....................................           --               --               --           76,719               --
   Unrealized losses on investments,
      net of tax .................................           --               --               --               --               --

   Comprehensive income ..........................

   Issuance of stock through employee
      stock purchase plan and stock options ......          664               --            3,875               --               --
   Receivable from stockholder ...................           --               --               --            3,276           (3,276)
   Debt conversion ...............................       12,136               13          167,028               --               --
                                                    -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1999 .....................      130,660              131          551,964          189,733           (3,276)
   Net income ....................................           --               --               --          154,153               --
   Unrealized losses on investments,
      net of tax .................................           --               --               --               --               --

   Comprehensive income ..........................

   Issuance of 20.5 million common stock shares
      and 3.9 million common stock warrants ......       20,500               21          409,980               --               --
   Issuance of stock through employee
      stock purchase plan and stock options ......          710               --            9,622               --               --
   Debt conversion ...............................          248               --            3,460               --               --
                                                    -----------      -----------      -----------      -----------      -----------
Balance at December 31, 2000 .....................      152,118              152          975,026          343,886           (3,276)
   Net loss ......................................           --               --               --         (450,861)              --
   Unrealized losses on investments,
      net of tax .................................           --               --               --               --               --
   Cumulative translation adjustment .............           --               --               --               --               --

   Comprehensive loss ............................

   Issuance of stock for acquisitions ............        4,948                5           87,869               --               --
   Issuance of stock through employee
      stock purchase plan and stock options ......        1,000                1           11,698               --               --
   Debt conversion ...............................        3,716                4           48,948               --               --
                                                    -----------      -----------      -----------      -----------      -----------
Balance at December 31, 2001 .....................      161,782      $       162      $ 1,123,541      $  (106,975)     $    (3,276)
                                                    ===========      ===========      ===========      ===========      ===========


                                                     ACCUMULATED
                                                        OTHER
                                                    COMPREHENSIVE                       COMPREHENSIVE
                                                        INCOME                              INCOME
                                                        (LOSS)            TOTAL             (LOSS)
                                                     -----------       -----------       -----------
Balance at December 31, 1998 .....................          (556)          490,361
   Net income ....................................            --            76,719       $    76,719
   Unrealized losses on investments,
      net of tax .................................          (255)             (255)             (255)
                                                                                         -----------
   Comprehensive income ..........................                                       $    76,464
                                                                                         ===========
   Issuance of stock through employee
      stock purchase plan and stock options ......            --             3,875
   Receivable from stockholder ...................            --                --
   Debt conversion ...............................            --           167,041
                                                     -----------       -----------
Balance at December 31, 1999 .....................          (811)          737,741
   Net income ....................................            --           154,153       $   154,153
   Unrealized losses on investments,
      net of tax .................................          (143)             (143)             (143)
                                                                                         -----------
   Comprehensive income ..........................                                       $   154,010
                                                                                         ===========
   Issuance of 20.5 million common stock shares
      and 3.9 million common stock warrants ......            --           410,001
   Issuance of stock through employee
      stock purchase plan and stock options ......            --             9,622
   Debt conversion ...............................            --             3,460
                                                     -----------       -----------
Balance at December 31, 2000 .....................          (954)        1,314,834
   Net loss ......................................            --          (450,861)      $  (450,861)
   Unrealized losses on investments,
      net of tax .................................          (103)             (103)             (103)
   Cumulative translation adjustment .............        (3,678)           (3,678)           (3,678)
                                                                                         -----------
   Comprehensive loss ............................                                       $  (454,642)
                                                                                         ===========
   Issuance of stock for acquisitions ............            --            87,874
   Issuance of stock through employee
      stock purchase plan and stock options ......            --            11,699
   Debt conversion ...............................                          48,952
                                                     -----------       -----------
Balance at December 31, 2001 .....................   $    (4,735)      $ 1,008,717
                                                     ===========       ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 FOR THE YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                       2001              2000              1999
                                                                                   -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss) ............................................................  $  (450,861)      $   154,153       $    76,719
   Adjustments to reconcile net income (loss) to net cash provided by operating activities--
      Depreciation and amortization .............................................      442,762           325,896           176,866
      Amortization of deferred debt issuance costs ..............................       22,321             7,013             3,466
      Debt conversion expense ...................................................           --               272            17,381
      Provision for accounts receivable .........................................        4,000               (17)           (3,500)
      Provision for excess and obsolete inventory ...............................       17,869            10,000             6,573
      Deferred income taxes .....................................................      (85,022)           (8,255)            9,418
      Equity in loss of investees ...............................................      100,706            20,991             4,591
      Loss on sale of fixed assets and investments ..............................       14,515             1,355             1,805
      Facility closure costs ....................................................        3,600                --                --
      Minority interest .........................................................        1,896                --                --
   Changes in assets and liabilities excluding effects
      of acquisitions--
      Accounts receivable .......................................................      103,157           (72,914)          (44,526)
      Repurchase of accounts receivable and settlement of security agreement ....           --           (71,500)           (2,700)
      Other receivables .........................................................       (2,488)            2,884              (555)
      Inventories ...............................................................       31,372           (23,871)          (12,063)
      Due to/from affiliates, net ...............................................      (10,340)            2,110            35,403
      Other current assets ......................................................        6,069           (17,977)            1,601
      Other non-current assets ..................................................        1,700           (19,582)          (15,088)
      Accounts payable ..........................................................      (24,081)           15,950            42,337
      Accrued expenses ..........................................................      (24,720)           40,209               949
      Other long-term liabilities ...............................................        8,011             7,108            (5,380)
                                                                                   -----------       -----------       -----------
        Net cash provided by operating activities ...............................      160,466           373,825           293,297
                                                                                   -----------       -----------       -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment ...................................     (158,700)         (480,074)         (242,390)
   Acquisitions, net of cash acquired ...........................................      (11,057)          (17,602)           (2,109)
   Acquisitions of K1, K2 and K3 and K4, net of cash acquired ...................           --          (927,290)         (575,000)
   Investment in ASI ............................................................           --          (459,000)          (41,638)
   Proceeds from the sale of property, plant and equipment ......................        1,863             2,823                --
   Proceeds from the sale (purchase) of investments .............................         (321)          136,879          (135,595)
                                                                                   -----------       -----------       -----------
        Net cash used in investing activities ...................................     (168,215)       (1,744,264)         (996,732)
                                                                                   -----------       -----------       -----------
Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ......................       15,067             5,975           (24,264)
   Net proceeds from issuance of long-term debt .................................      750,486         1,027,479           603,569
   Payments of long-term debt ...................................................     (662,565)          (87,166)           (9,287)
   Net proceeds from the issuance of 20.5 million common shares in a private
      equity offering ...........................................................           --           410,001                --
   Proceeds from issuance of stock through employee stock
      purchase plan and stock options ...........................................       11,698             9,622             3,875
                                                                                   -----------       -----------       -----------
        Net cash provided by financing activities ...............................      114,686         1,365,911           573,893
                                                                                   -----------       -----------       -----------

Effect of exchange rate fluctuations on cash and cash equivalents ...............         (397)               --                --
                                                                                   -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents ............................      106,540            (4,528)         (129,542)
Cash and cash equivalents, beginning of period ..................................       93,517            98,045           227,587
                                                                                   -----------       -----------       -----------
Cash and cash equivalents, end of period ........................................  $   200,057       $    93,517       $    98,045
                                                                                   ===========       ===========       ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest ..................................................................  $   144,345       $   111,429       $    45,500
      Income taxes ..............................................................  $      (642)      $    18,092       $    13,734


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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform with the current presentation principally the presentation of gains and losses from the disposal of fixed assets.

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

   Concentrations of Credit Risk

      Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable, cash and cash equivalents, short-term investments and marketable securities. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have mitigated our credit risk with respect to cash and cash equivalents, as well as short-term investments, through diversification of our holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, high grade municipal bonds, commercial paper and preferred stocks.

   Risks and Uncertainties

      Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long-and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc. (ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of ASI as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

                             AMKOR TECHNOLOGY, INC.

      Cash and Cash Equivalents

      We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Inventories

      Inventories are stated at the lower of cost or market. Cost is determined principally by using a moving average method. In general we order raw materials based on the customers forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.


   Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Depreciable lives follow:

   Buildings and improvements............................    10 to 30 years
   Machinery and equipment...............................    3 to 5 years
   Furniture, fixtures and other equipment...............    3 to 10 years

      Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $356.7 million, $262.0 million and $158.9 million for 2001, 2000 and 1999, respectively.

   Goodwill and Acquired Intangibles

      Goodwill is recorded when there is an excess of the cost of an acquisition over the fair market value of the net tangible and identifiable intangible assets acquired. Acquired intangibles includes patents and workforce-in-place. Goodwill and acquired intangibles are amortized on a straight-line basis over a period of ten years. The unamortized balances recorded for goodwill and acquired intangibles are evaluated periodically for potential impairment based on the future estimated undiscounted cash flows of the acquired businesses. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value.

   Other Noncurrent Assets

      Other noncurrent assets consist principally of deferred debt issuance costs, security deposits, the cash surrender value of life insurance policies, deferred income taxes and tax credits.

   Due from and to affiliates

      Due from affiliates primarily relates to advances made to a Philippine realty corporation in which we own 40%. Such investment is accounted for under the equity method of accounting. Given the foreign ownership restrictions of foreigners in the Philippines, the affiliated entity owns the land on which our Philippine factories are located. The affiliated entity has no long-term obligations other than their obligations to us and we have not extended guarantees or other commitments to the entity. Due to affiliates primarily relates to our transactions with Anam Semiconductor, Inc. (See Note 3).

      Other Noncurrent Liabilities

      Other noncurrent liabilities consist primarily of pension obligations and noncurrent income taxes payable.

                             AMKOR TECHNOLOGY, INC.

   Receivable from Stockholder

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

   Research and Development Costs

      Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the efficiency and capabilities of our existing production process. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on and maintenance of research equipment, fees under licensing agreements, services provided by outside contractors, and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

   Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. For existing acquisitions, the provisions of SFAS No. 142 were effective as of January 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

      Upon adoption, we will reclassify intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we will stop amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI accounted for under the equity method of accounting. Based on the current levels of goodwill, the cessation of amortization will reduce amortization expense and, with respect to equity investees, it will reduce equity in loss of investees, annually by approximately $80 million and $36 million, respectively. We have reassessed the useful lives of our identified intangibles and they continue to be appropriate. Because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to goodwill upon adoption of this statement cannot be estimated at this time. Goodwill as of January 1, 2002 is attributable to two reporting units, assembly and test services. An appraisal firm has been engaged to assist in the determination of the fair value of our reporting units. By June 30, 2002, any indication of goodwill impairment will be determined by comparing the fair value of the reporting units with its carrying value as of January 1, 2002.

                             AMKOR TECHNOLOGY, INC.

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

2.    ACQUISITIONS IN JAPAN AND TAIWAN

      Taiwan Semiconductor Technology Corporation and Sampo Semiconductor Corporation. In July 2001, we acquired, in separate transactions, 69% of Taiwan Semiconductor Technology Corporation (TSTC) and 98% of Sampo Semiconductor Corporation (SSC) in Taiwan. Including our prior ownership interest in TSTC, as of December 31, 2001, we owned 94% of the outstanding shares of TSTC. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. The carrying value of our prior investment in TSTC was $17.8 million. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002. The results of TSTC and Sampo have been included in the accompanying consolidated financial statements since the acquisition dates. In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded intangible assets, principally goodwill, of $23.8 million as of the acquisition date that is nonamortizable. The combined fair value of the assets acquired and liabilities assumed was approximately $95.3 million for fixed assets, $39.5 million for accounts receivable, inventory and other assets, $34.8 million of assumed debt and $10.1 million for other assumed liabilities. The minority interest as of the acquisition date was $4.3 million.

      Amkor Iwate Corporation. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. The total purchase price of $77.1 million was financed by a short-term note payable to Toshiba of $21.1 million, $47.0 million in other financing from a Toshiba financing affiliate and cash on hand. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement based on a cost plus calculation. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen. The results of Amkor Iwate have been included in the accompanying consolidated financial statements since the date of acquisition. Acquired intangibles as of the acquisition date, based on estimates of fair value, were $21.4 million and are being amortized on a straight-line basis over 5 to 10 years. Acquired intangibles include the value of acquired technology and of a workforce-in-place. The combined fair value of the assets acquired and liabilities assumed was approximately $42.4 million for fixed assets, $14.0 million for inventory and other assets, and $0.7 million for assumed liabilities.

3.    ACQUISITIONS FROM ANAM SEMICONDUCTOR, INC. (ASI) AND OUR RELATIONSHIP WITH
      ASI

      Acquisitions from and investment in Anam Semiconductor, Inc.

      On May 1, 2000 we completed our purchase of ASI's three remaining packaging and test operations, known as K1, K2 and K3, for a purchase price of $950.0 million. In addition we made a commitment to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. We financed the acquisition and investment with the proceeds of a $258.8 million convertible subordinated notes offering, a $410.0 million private equity financing, $750.0 million of new secured bank debt and approximately $103 million from cash on hand. As of December 31, 2001, we had invested a total of $500.6 million in ASI including an equity investment of $41.6 million made on October 1999. We owned as of December 31, 2001 42% of the outstanding voting stock of ASI. We will continue to report ASI's results in our financial statements through the equity method of accounting.

      The amount by which the cost of our investment exceeds our share of the underlying assets of ASI as of the date of our investment is being amortized on a straight-line basis over a five-year period. The amortization is included in our consolidated statement of income within equity in income of investees. As of December 31, 2001, the unamortized excess of the cost of our equity investment in ASI above our share of the underlying net assets is $118.6 million

                             AMKOR TECHNOLOGY, INC.

      The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $555.8 million and are being amortized on a straight-line basis over a 10 year period. Acquired intangibles include the value of acquired patent rights and of a workforce-in-place. The fair value of the assets acquired and liabilities assumed was approximately $394 million for fixed assets, $9 million for inventory and other assets, and $9 million for assumed liabilities.

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

                                                                   FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000             1999
                                                                ----------       ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net revenues ............................................       $2,397,515       $1,941,109
Gross profit ............................................          675,172          574,265
Operating income ........................................          366,686          311,777
Income before income taxes and equity in income
   (loss) of investees ..................................          215,904          147,140
Net income ..............................................          172,518          126,042
Earnings per share:
   Basic net income per common share ....................             1.14             0.90
      Diluted net income per common share ...............             1.10             0.89
Depreciation expense ....................................          285,256          238,741
Amortization of goodwill and acquired intangibles .......           81,607           83,436

      The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the year ended December 31, 2000 and 1999 related to our investments in ASI, pro forma net income would have been

                             AMKOR TECHNOLOGY, INC.

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

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         2001             2000             1999
                                                      ---------        ---------        ---------
                                                                    (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ..................................       $ 161,700        $ 344,792        $ 285,925
Gross profit (loss) ...........................        (100,295)          41,682           47,550
Loss from continuing operations ...............        (162,173)         (19,703)        (169,759)
Net income (loss) .............................        (162,173)         450,641          109,865


                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                 2001           2000
                                                                               --------       --------
SUMMARY BALANCE SHEET INFORMATION FOR ASI                                           (IN THOUSANDS)
Cash, including restricted cash and bank deposits ......................       $ 84,721       $224,629
Current assets .........................................................        144,898        303,486
Property, plant and equipment, net .....................................        646,298        793,850
Noncurrent assets (including property, plant and equipment) ............        770,932        943,458
Current liabilities ....................................................        134,727        184,316
Total debt and other long-term financing (including current portion) ...        238,970        370,976
Noncurrent liabilities (including debt and other long-term financing) ..        175,487        301,302
Total stockholders' equity .............................................        605,616        761,326


      Our Investment in ASI

      The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during 2000 and 2001. The recent weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. The carrying value of our investment in ASI was $377.9 million and $478.9 million as of December 31, 2001 and 2000, respectively. The market value of our investment in ASI, based on ASI's closing share price, was $204.5 million and $110.5 million as of December 31, 2001 and 2000, respectively.

      We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company-specific considerations such as, customer forecasts and regularly updated projections of ASI operating results. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The carrying amount of our investment in ASI reflects our long-term outlook for the foundry industry. We have concluded that the decline in market value of our investment in ASI is temporary based on the expected future performance of ASI and the recovery of the semiconductor industry. As the semiconductor industry begins to recover in 2002, we expect that ASI's share price will also recover. Should ASI stock price fail to perform in line with other comparable companies in its industry, it could be expected that we would record an impairment charge. Such assessment could be made as early as the first quarter of 2002. We remain committed to our long-term strategic relationship with ASI and continue to explore opportunities to maximize the value of that investment. We will continue to monitor industry conditions and assess the carrying value of this investment.

      Our Relationship with ASI

      We have had a long-standing relationship with ASI and we currently own 42% of ASI's outstanding shares. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000

                             AMKOR TECHNOLOGY, INC.

with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998, we continue to have the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. Additionally, we have not committed to purchase a minimum quantity of ASI's wafer output. After January 2003, this agreement is cancelable at any time by either party upon five-year prior written notice. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2001, 2000 and 1999 were $161.6 million, $499.8 million and $714.5 million. Additionally, financial services performed by ASI and its affiliates included in interest expense for the years ended December 31, 2000 and 1999 were $1.6 million and $1.4 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2001, 2000 and 1999 were $14.7 million, $38.8 million and $18.4 million.

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

4. ACCOUNTS RECEIVABLE SALE AGREEMENT

      Effective July 1997 we entered into an agreement to sell receivables with certain banks. The transaction qualified as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, the participating banks committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable, up to a maximum of $100.0 million. Losses on receivables sold under the agreement were approximately $1.1 million and $4.3 million in 2000 and 1999, respectively, and are included in other expense, net. In March 2000, we terminated the agreement and repurchased approximately $71.5 million of accounts receivable.

5.    INVENTORIES

      Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process.


                                                     DECEMBER 31,
                                                  2001           2000
                                                --------       --------
                                                     (IN THOUSANDS)
Raw materials and purchased components ..       $ 64,752       $ 99,570
Work-in-process .........................          9,032          9,043
                                                --------       --------
                                                $ 73,784       $108,613
                                                ========       ========

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                   DECEMBER 31,
                                                             2001               2000
                                                         -----------        -----------
                                                                 (IN THOUSANDS)
Land .............................................       $    88,667        $    80,048
Buildings and improvements .......................           495,104            445,785
Machinery and equipment ..........................         1,661,140          1,506,774
Furniture, fixtures and other equipment ..........           118,069             79,691
Construction in progress .........................            63,782             70,753
                                                         -----------        -----------
                                                           2,426,762          2,183,051
Less--Accumulated depreciation and amortization ..        (1,034,488)          (704,541)
                                                         -----------        -----------
                                                         $ 1,392,274        $ 1,478,510
                                                         ===========        ===========

                             AMKOR TECHNOLOGY, INC.

7.    GOODWILL AND ACQUIRED INTANGIBLES

      Goodwill and acquired intangibles consist of the following:

                                                DECEMBER 31,
                                           2001             2000
                                        ---------        ---------
                                              (IN THOUSANDS)
Goodwill ........................       $ 788,719        $ 764,742
Assembled workforce .............          29,984           17,470
Patents and technology rights ...          46,713           39,205
                                        ---------        ---------
                                          865,416          821,417
Less--Accumulated amortization ..        (169,236)         (83,824)
                                        ---------        ---------
                                        $ 696,180        $ 737,593
                                        =========        =========

8.    INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                              DECEMBER 31,
                                                                           2001           2000
                                                                        --------       --------
                                                                             (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 42%) (see Note 3) ..........................       $377,947       $478,943
   Other equity investments (20% - 50% owned)
      Taiwan Semiconductor Technology Corporation (see Note 2) ..             --         17,488
      Other .....................................................            966            664
                                                                        --------       --------
        Total equity investments ................................        378,913        497,095
Marketable securities classified as available for sale ..........          4,038          4,159
                                                                        --------       --------
                                                                        $382,951       $501,254
                                                                        ========       ========

9.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                      DECEMBER 31,
                                  2001           2000
                                --------       --------
                                     (IN THOUSANDS)
Accrued income taxes ....       $ 53,364       $ 52,232
Accrued interest ........         32,584         24,598
Accrued payroll .........         20,813         17,194
Other accrued expenses ..         38,783         53,328
                                --------       --------
                                $145,544       $147,352
                                ========       ========

                             AMKOR TECHNOLOGY, INC.

10.   DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                                  DECEMBER 31,
                                                                                             2001              2000
                                                                                         -----------       -----------
                                                                                                 (IN THOUSANDS)
Secured bank facility:
   Term A loans, LIBOR plus 2.75% due March 2005 ..................................               --           297,500
   Term B loans, LIBOR plus 4% due September 2005 .................................           97,706           347,375
   $100.0 million revolving line of credit, LIBOR plus 2% - 2.75% due March 2005 ..               --            80,000
9.25% Senior notes due May 2006 ...................................................          425,000           425,000
9.25% Senior notes due February 2008 ..............................................          500,000                --
10.5% Senior subordinated notes due May 2009 ......................................          200,000           200,000
5.75% Convertible subordinated notes due May 2003,
   convertible at $13.50 per share ................................................               --            50,191
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share ................................................          250,000                --
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share ................................................          258,750           258,750
Other debt ........................................................................           94,812               306
                                                                                         -----------       -----------
                                                                                           1,826,268         1,659,122
Less--Short-term borrowings and current portion of long-term debt .................          (54,815)          (73,586)
                                                                                         -----------       -----------
                                                                                         $ 1,771,453       $ 1,585,536
                                                                                         ===========       ===========

      In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured bank facilities. In connection with the September 2001 amendment, the revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001. We expensed, as interest expense, approximately $4.0 million of deferred debt issuance costs as a result of the reduction of the revolving line of credit commitment and the prepayment of the Term B loans.

      In May 2001, we sold $250.0 million principal amount of our 5.75% convertible subordinated notes due 2006 in a private placement. The notes are convertible into Amkor common stock at a conversion price of $35.00 per share. We used $122.0 million of the $243.0 million of the net proceeds of that offering to repay amounts outstanding under the Term B loans of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in May 2001 of the Term B loans, we expensed, as interest expense, $2.3 million of unamortized deferred debt issuance costs.

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

      In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of that offering to repay amounts outstanding under the Term A loans and revolving line of credit of our secured bank facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in February 2001 of the Term A loans, we expensed, as interest expense, $7.1 million of unamortized deferred debt issuance costs.

      Other debt as of December 31, 2001 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2002 and 2010, with the substantial majority maturing by 2003. As of December 31, 2001 the foreign debt had interest rates ranging from 1.0% to 6.6%. These debt instruments do not include significant financial covenants.

                             AMKOR TECHNOLOGY, INC.

      In connection with our issuance of the 5.75% convertible subordinated notes due 2006 in May 2001, we incurred debt issuance costs of $7.0 million. In connection with our issuance of the 9.25% senior notes due 2008 and the amendment to our secured bank facility in February 2001, we incurred debt issuance costs of $11.0 million. The debt issuance costs have been deferred and are being amortized over the life of the associated debt. Deferred debt issuance costs are included, net of amortization, in other noncurrent assets in the accompanying consolidated balance sheet and the related amortization expense is included in interest expense in the accompanying consolidated statements of operations.

      During the fourth quarter of 1999 and continuing into 2000, we completed an early conversion of the 5.75% convertible subordinated notes due May 2003. During the year ended December 31, 2000, we exchanged approximately 248,000 shares of our common stock for $3.2 million of the convertible subordinated notes. During the year ended December 31, 1999, we exchanged 12.1 million shares of common stock for $153.6 million of convertible subordinated notes. The fair value of the shares of common stock issued in excess of the shares required for conversion of the notes was $0.3 million and $17.4 million for the year ended December 31, 2000 and 1999, respectively, and such amounts were expensed and are included in other expense in the accompanying consolidated statements of operations.

      Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $10.3 million, $14.2 million and $19.9 million in 2001, 2000 and 1999, respectively, in the accompanying consolidated statements of operations. The principal payments required under short-term and long-term debt borrowings at December 31, 2001 are as follows: 2002 -- $54.8 million, 2003 -- $35.2 million, 2004 -- $55.4 million, 2005 -- $42.1 million,
2006 -- $677.9 million and thereafter -- $960.9 million.

11. STOCKHOLDERS' EQUITY

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

12. EMPLOYEE BENEFIT PLANS

   U.S. Defined Contribution Plan

      Our company has a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to 13% of salary to the plan and the company matches in cash 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $2.1 million, $1.8 million and $1.8 million in 2001, 2000 and 1999, respectively.

   Philippine Pension Plan

      Our Philippine subsidiaries sponsor a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

      The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2001          2000          1999
                                                            -------       -------       -------

Service cost of current period .......................      $ 2,534       $ 1,862       $ 2,153
Interest cost on projected benefit obligation ........        1,919         1,468         1,563
Expected return on plan assets .......................       (1,482)       (1,092)       (1,083)
Amortization of transition obligation and actuarial
   gains/losses ......................................           64            66           137
                                                            -------       -------       -------
           Total pension expense .....................      $ 3,035       $ 2,304       $ 2,770
                                                            =======       =======       =======

      It is our policy to make contributions sufficient to meet the minimum contributions required by law and regulation. The following table sets forth the funded status of our Philippine defined benefit pension plan and the related changes in the

                             AMKOR TECHNOLOGY, INC.

projected benefit obligation and plan assets:

                                                                   2001           2000
                                                                 --------       --------
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year ......      $ 16,585       $ 15,384
   Service cost ...........................................         2,534          1,862
   Interest cost ..........................................         1,919          1,468
   Actuarial loss (gain) ..................................          (401)         1,598
   Foreign exchange gain ..................................          (378)        (2,982)
   Benefits paid ..........................................          (517)          (745)
                                                                 --------       --------
   Projected benefit obligation at end of year ............        19,742         16,585
                                                                 --------       --------
Change in plan assets:
   Fair value of plan assets at beginning of year .........        11,585         10,669
   Actual return on plan assets ...........................          (800)         2,187
   Employer contribution ..................................            --          1,542
   Foreign exchange gain ..................................          (265)        (2,068)
   Benefits paid ..........................................          (517)          (745)
                                                                 --------       --------
   Fair value of plan assets at end of year ...............        10,003         11,585
                                                                 --------       --------
Funded status:
   Projected benefit obligation in excess of plan assets ..         9,739          5,000
   Unrecognized actuarial loss ............................        (3,218)        (1,369)
   Unrecognized transition obligation .....................          (523)          (601)
                                                                 --------       --------
   Accrued pension costs ..................................      $  5,998       $  3,030
                                                                 ========       ========

      The discount rate used in determining the projected benefit obligation was 10% as of December 31, 2001 and 12% as of December 31, 2000 and 1999. The rate of increase in future compensation levels was 9% as of December 31, 2001 and 11% as of December 31, 2000 and 1999. The expected long-term rate of return on plan assets was 12% as of December 31, 2001, 2000 and 1999. These rates reflect economic and market conditions in the Philippines. The fair value of plan assets includes an investment in our common stock of $1.6 million at December 31, 2001 and 2000.

      Korean Severance Plan

      Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. Contributed amounts are:

                                                                       DECEMBER 31,
                                                                    2001           2000
                                                                 --------       --------
                                                                      (IN THOUSANDS)
Balance at the beginning of year ..........................      $ 31,446       $  1,794
Increase resulting from the acquisition of K1, K2 and K3 ..            --         23,195
Provision of severance benefits ...........................        13,430         12,276
Severance payments ........................................        (3,132)        (1,894)
Gain on foreign currency translation ......................        (1,742)        (3,925)
                                                                 --------       --------
                                                                   40,002         31,446
Payments remaining with the Korean National Pension Fund ..        (1,715)        (1,941)
                                                                 --------       --------
Balance at the end of year ................................      $ 38,287       $ 29,505
                                                                 ========       ========

13. INCOME TAXES

      The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the

                             AMKOR TECHNOLOGY, INC.

provision for income taxes follow:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2001           2000           1999
                                                --------       --------       --------
Current:
   Federal ...............................      $     --       $  2,149       $  9,928
   State .................................            --           (159)         1,746
   Foreign ...............................         3,331         28,550          5,508
                                                --------       --------       --------
                                                   3,331         30,540         17,182
                                                --------       --------       --------
Deferred:
   Federal ...............................       (87,077)        (6,869)           532
   Foreign ...............................         2,055         (1,386)         8,886
                                                --------       --------       --------
                                                 (85,022)        (8,255)         9,418
                                                --------       --------       --------
           Total provision (benefit) .....      $(81,691)      $ 22,285       $ 26,600
                                                ========       ========       ========

      The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        2001            2000            1999
                                                                     ---------       ---------       ---------

Federal statutory rate ........................................      $(150,419)      $  69,101       $  36,162
Income (loss) of foreign subsidiaries subject to tax holiday ..         33,762         (43,367)        (14,860)
Foreign exchange (losses) gains recognized for income taxes ...         13,221            (382)          8,023
Change in valuation allowance .................................          3,656           5,898         (11,084)
Difference in rates on foreign subsidiaries ...................         20,415          (8,142)           (630)
Change in tax rate from prior year ............................          5,796              --              --
State taxes, net of federal benefit ...........................         (8,480)           (661)          2,028
Goodwill and other permanent differences ......................            358            (162)          6,961
                                                                     ---------       ---------       ---------
           Total ..............................................      $ (81,691)      $  22,285       $  26,600
                                                                     =========       =========       =========

      The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                                     DECEMBER 31,
                                                                2001            2000
                                                             ---------       ---------
                                                                  (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards ...................      $ 103,340           6,457
   Inventories ........................................         10,495           5,762
   Corporate income tax credits .......................          9,990              --
   Accounts receivable ................................          3,248             517
   Other accrued liabilities ..........................            542           1,934
   Unrealized foreign exchange losses .................            257           8,535
   Other ..............................................          5,549           2,750
                                                             ---------       ---------
Total deferred tax assets .............................        133,421          25,955
Valuation allowance ...................................        (13,722)         (8,735)
                                                             ---------       ---------
Total deferred tax assets net of valuation allowance ..        119,699          17,220
                                                             ---------       ---------
Deferred tax liabilities:
   Property, plant and equipment ......................          5,188           3,607
   Goodwill ...........................................          3,888              --
   Unrealized foreign exchange gains ..................             88           2,013
   Other ..............................................            619              --
                                                             ---------       ---------
Total deferred tax liabilities ........................          9,783           5,620
                                                             ---------       ---------
Net deferred tax assets ...............................      $ 109,916       $  11,600
                                                             =========       =========

      In connection with our 2001 acquisitions in Japan and Taiwan, we recorded net deferred tax assets of $13.3 million which is net of a $1.3 million valuation allowance.

                             AMKOR TECHNOLOGY, INC.

      As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China, is subject to reduced tax rates, and in some cases is wholly exempt from taxes. As a result of our 1999 and 2000 acquisitions of K1, K2, K3 and K4 in Korea, we benefit from a tax holiday extending through 2012 that provides for a 100% tax holiday for seven years and then 50% tax holiday for an additional 3 years. In the Philippines, two of our subsidiaries operate in economic zones and in exchange for tax holidays we have committed to certain export and employment levels. One of our Philippine subsidiaries benefits from a full tax holiday through 2003, followed by perpetual reduced tax rate of 5% and the other subsidiary benefits from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then 50% tax holiday for an additional two years. The income tax benefits attributable to the tax status of these subsidiaries are approximately $43.4 million or $0.28 per share in 2000 and $14.9 million or $0.11 per share in 1999. As a result of the losses at these subsidiaries during 2001, there is a lost income tax benefit attributable to the tax status of these subsidiaries, of approximately $33.8 million or $0.21 per share.

      The deferred tax asset and liability for foreign exchange gains and losses relate to U.S. dollar denominated monetary assets and liabilities for which foreign exchange gains or losses were realized for book purposes and not for tax purposes. During 2000 one of our Philippine subsidiaries realized net foreign exchange gains and losses for book purposes which were deferred for tax and established a valuation allowance for a portion of the related deferred tax assets. Our ability to utilize these assets depends on the timing of the settlement of the related assets or liabilities and the amount of taxable income recognized within the Philippine statutory carryforward limit of three years. During 2001, such Philippine subsidiary realized the foreign exchange gains and losses for tax causing a reduction to the valuation allowance established in 2000.

      As of December 31, 2001, our company has U.S. net operating losses for tax purposes totaling $254.9 million expiring between 2019 and 2021. Non-U.S. loss before taxes and minority interest was approximately $180.7 million in 2001 and non-U.S. income before taxes and minority interest was approximately $201.0 million and $74.0 million in 2000 and 1999, respectively. At December 31, 2001, undistributed earnings of non-U.S. subsidiaries totaled approximately $336.1 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is our intention to reinvest such undistributed earning outside the U.S. An estimated $53.3 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

      At December 31, 2001 and 2000 current deferred tax assets of $16.3 million and $13.5 million, respectively, are included in other current assets and noncurrent deferred tax assets of $108.1 million and $2.3 million, respectively, are included in other assets in the consolidated balance sheet. The net deferred tax assets include amounts, which, in our opinion, are more likely than not to be realizable through future taxable income. In addition, at December 31, 2001 and 2000, noncurrent deferred tax liabilities of $14.5 million and $4.2 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

      We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have provided adequate accruals for additional taxes and related interest expense that may ultimately result from examinations. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

14. EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") of No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities, such as options. In 2001, 2.1 million stock options and the outstanding convertible notes and warrants were excluded from the computation of diluted earnings per share as a result of the antidilutive effect. In 2000, the 5% convertible subordinated notes due 2007 and the outstanding warrants were excluded from the computation of diluted earnings per share as a result of the antidilutive effect. The basic and diluted per share amounts for the years presented are

                             AMKOR TECHNOLOGY, INC.

calculated as follows:

                                                                       WEIGHTED
                                                         EARNINGS   AVERAGE SHARES  PER SHARE
                                                        (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                        ----------- --------------- ---------
Earnings per Share--Year Ended December 31, 2000
   Basic earnings per share .......................      $154,153       145,806      $1.06
   Impact of convertible notes ....................         2,414         3,744
   Dilutive effect of options .....................            --         3,673
                                                         --------      --------      -----
   Diluted earnings per share .....................      $156,567       153,223      $1.02
                                                         ========      ========      =====
Earnings per Share--Year Ended December 31, 1999
   Basic earnings per share .......................      $ 76,719       119,341      $0.64
   Impact of convertible notes ....................         8,249        14,228
   Dilutive effect of options .....................            --         1,498
                                                         --------      --------      -----
   Diluted earnings per share .....................      $ 84,968       135,067      $0.63
                                                         ========      ========      =====

15. STOCK COMPENSATION PLANS

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

      1998 Stock Plan. The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. A total of 5,000,000 shares are reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1.

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

      1998 Stock Option Plan for French Employees. Unless terminated sooner, the French Plan will continue in existence until 2003. The French Plan provides for the granting of options to employees of our French subsidiaries. A total of 250,000 shares of common stock are reserved for issuance under the French Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 250,000 as of each January 1. In general, stock options granted under the French Plan vest over a four year period, the exercise price for each option granted under the French Plan shall be 100% of the fair market value of the shares of common stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant.

                             AMKOR TECHNOLOGY, INC.

      A summary of the status of the stock option plans follows:

                                                  WEIGHTED AVERAGE  WEIGHTED AVERAGE
                                      NUMBER       EXERCISE PRICE     GRANT DATE
                                     OF SHARES       PER SHARE        FAIR VALUES
                                     ----------   ----------------  ----------------
Balance at December 31, 1998 ..       3,823,900      $     9.97
Granted .......................       1,468,450           10.62      $     6.33
                                                                     ==========
Exercised .....................          75,534           10.49
Cancelled .....................         151,268            9.91
                                     ----------      ----------
Balance at December 31, 1999 ..       5,065,548           10.15
Granted .......................       5,168,950           40.15      $    22.46
                                                                     ==========
Exercised .....................         418,388           10.32
Cancelled .....................         545,909           33.87
                                     ----------      ----------
Balance at December 31, 2000 ..       9,270,201           25.48
Granted .......................       4,313,850           15.14      $     8.47
                                                                     ==========
Exercised .....................         517,822            9.88
Cancelled .....................         709,863           27.60
                                     ----------      ----------
Balance at December 31, 2001 ..      12,356,366      $    22.40
                                     ==========      ==========

Options exercisable at:
December 31, 1999 .............       1,363,644      $     9.82
December 31, 2000 .............       2,827,380           10.23
December 31, 2001 .............       4,508,557           22.35

      Significant option groups outstanding at December 31, 2001 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                                    OUTSTANDING                 EXERCISABLE
                                                             ------------------------    --------------------------       WEIGHTED
                                                                             WEIGHTED                      WEIGHTED       AVERAGE
                                                                             AVERAGE                       AVERAGE       REMAINING
                                                                SHARES        PRICE           SHARES        PRICE       LIFE (YEARS)
                                                             ------------   ---------    ------------     ---------     ------------
Options with Exercise Price of:
   $50.44 - $60.06......................................           57,815    $ 52.58           23,544      $ 52.69           8.3
   $33.563 - $50.3445...................................        3,486,753    $ 42.98        1,458,839      $ 43.03           8.2
   $22.125 - $33.1875...................................          612,191    $ 29.45          210,202      $ 31.15           8.5
   $14.438 - $21.657....................................        4,342,678    $ 15.52          123,016      $ 18.68           9.2
   $9.06 - $13.59.......................................        3,318,332    $ 10.67        2,310,167      $ 10.85           6.9
   $5.66 - $8.49........................................          538,597    $  5.70          382,789      $  5.70           6.9
                                                             ------------                ------------
Options outstanding at December 31, 2001................       12,356,366                   4,508,557
                                                             ============                ============

      In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                   FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------
                                     2001      2000      1999
                                    ------    ------    ------
Expected life (in years) .......        4         4         4
Risk-free interest rate ........       4.5%      6.8%      5.4%
Volatility .....................       70%       66%       75%
Dividend yield .................       --        --        --

      1998 Employee Stock Purchase Plan. A total of 1,000,000 shares of common stock are available for sale under the Stock Purchase Plan and an annual increase is to be added on each anniversary date of the adoption of the Stock Purchase Plan to restore the maximum aggregate number of shares of common stock available for sale under the plan up to 1,000,000. Employees (including officers and employee directors of the company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week. The Stock Purchase Plan permits eligible

                             AMKOR TECHNOLOGY, INC.

employees to purchase common stock through payroll deductions, which may not exceed 15% of the compensation an employee receives on each payday. Each participant will be granted an option on the first day of a two year offering period, and shares of common stock will be purchased on four purchase dates within the offering period. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the purchase date. Employees may end their participation in an offering period at any time, and participation ends automatically on termination of employment with the company. The Stock Purchase Plan will terminate in January 2008, unless sooner terminated by the Board of Directors.

      For the years ended December 31, 2001, 2000 and 1999, employees purchased common stock shares under the stock purchase plan of 482,937, 263,498 and 586,755, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31 2001, 2000 and 1999 based on the Black-Scholes option pricing model were $6.53, $12.17 and $5.65, respectively. The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

                                      FOR THE YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                     2001          2000          1999
                                    ------        ------        ------
Expected life (in years) ....          0.5           0.5           0.5
Risk-free interest rate .....          4.5%          6.8%          5.4%
Volatility ..................           70%           66%           75%
Dividend yield ..............           --            --            --

      We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." Accordingly, compensation cost for stock-based plans is generally measured as the excess, if any, of the quoted market price of our company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had we recorded compensation expense for our stock compensation plans, as provided by SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                         FOR THE YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                   2001               2000              1999
                               -----------        -----------       -----------
Net Income (Loss):
       As reported .....       $  (450,861)       $   154,153       $    76,719
       Pro forma .......          (480,480)           127,581            72,033
Earnings per share:
   Basic:
       As reported .....             (2.87)              1.06              0.64
       Pro forma .......             (3.06)              0.88              0.60
   Diluted:
       As reported .....             (2.87)              1.02              0.63
       Pro forma .......             (3.06)              0.85              0.59

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

                             AMKOR TECHNOLOGY, INC.

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

      Long-term debt. The carrying amount of our total long-term debt as December 31, 2001 was $1,771.5 million and the fair value based on available market quotes is estimated to be $1,573.5 million.

17. COMMITMENTS AND CONTINGENCIES

      Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

      We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate payable by us, as of December 31, 2001, could be up to an additional $14.6 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

      Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                                                                             DECEMBER 31,
                                                                                 2001
                                                                           ---------------
                                                                            (IN THOUSANDS)
        2002    .......................................................    $        18,137
        2003    .......................................................             14,501
        2004    .......................................................              8,046
        2005    .......................................................              7,444
        2006    .......................................................              7,191
        Thereafter.....................................................             60,870
                                                                           ---------------
                Total (net of minimum sublease income of $3,619).......    $       116,189
                                                                           ===============

      Rent expense amounted to $21.8 million, $13.7 million and $10.4 million for 2001, 2000 and 1999, respectively. We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2001, 2000 and 1999 were $1.2 million, $1.2 million and $1.1 million, respectively.

18. SEGMENT INFORMATION

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

      We derived 79.4%, 80.7% and 99.3% of our wafer fabrication revenues from Texas Instruments (TI) for 2001, 2000 and 1999, respectively. Total net revenues derived from TI accounted for 10.2%, 14.1% and 16.5% of our consolidated net revenues 2001, 2000 and 1999, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 14.3% of our consolidated

                             AMKOR TECHNOLOGY, INC.

net revenues for 2001.

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

                                                         PACKAGING            WAFER
                                                         AND TEST          FABRICATION          OTHER              TOTAL
                                                        -----------        -----------       -----------        -----------
2001
   Net revenues .................................       $ 1,336,674        $   181,188       $                  $ 1,517,862
   Gross profit .................................            52,251             17,547                               69,798
   Operating income (loss) ......................          (272,494)             8,465                             (264,029)
   Depreciation and amortization including debt
       issue costs ..............................           462,912              2,171                              465,083
   Capital expenditures including by acquisition            296,346                105                              296,451
   Total assets .................................         2,540,020             87,953           595,345          3,223,318

2000
   Net revenues .................................       $ 2,009,701        $   377,593       $        --        $ 2,387,294
   Gross profit .................................           567,381             37,755                --            605,136
   Operating income .............................           299,101             24,275                --            323,376
   Depreciation and amortization including debt
       issue costs ..............................           330,824              2,085                --            332,909
   Capital expenditures including by acquisition            883,752              1,124                --            884,876
   Total assets .................................         2,732,733             46,231           614,320          3,393,284

1999
   Net revenues .................................       $ 1,617,235        $   292,737       $        --        $ 1,909,972
   Gross profit .................................           319,877             29,279                --            349,156
   Operating income .............................           158,283             17,794                --            176,077
   Depreciation and amortization including debt
       issue costs ..............................           178,771              1,561                --            180,332
   Capital expenditures including by acquisition            603,173              2,536                --            605,709
   Total assets .................................         1,391,105             37,011           326,973          1,755,089

           The following table presents net revenues by country based on the location of the customer:

                                                  NET REVENUES
                                  --------------------------------------------
                                     2001             2000             1999
                                  ----------       ----------       ----------

United States .............       $  601,066       $1,280,896       $1,316,147
Ireland ...................           76,786           92,548           57,000
Japan .....................          297,277           76,133           20,086
Singapore .................          151,183          325,903          238,961
Other foreign countries ...          391,550          611,814          277,778
                                  ----------       ----------       ----------
Consolidated ..............       $1,517,862       $2,387,294       $1,909,972
                                  ==========       ==========       ==========

                             AMKOR TECHNOLOGY, INC.

           The following table presents property, plant and equipment based on the location of the asset:

                                          PROPERTY, PLANT AND EQUIPMENT
                                  --------------------------------------------
                                     2001             2000             1999
                                  ----------       ----------       ----------
United States .............       $   87,776       $   84,351       $   48,438
Philippines ...............          471,302          579,619          448,644
Korea .....................          698,448          813,983          362,144
Taiwan ....................           90,088               --               --
Japan .....................           35,074              174              132
China .....................            9,093               --               --
Other foreign countries ...              493              383              410
                                  ----------       ----------       ----------
Consolidated ..............       $1,392,274       $1,478,510       $  859,768
                                  ==========       ==========       ==========

      The following supplementary information presents net revenues allocated by product family for the packaging and test segment:


                                                NET REVENUES
                                --------------------------------------------
                                   2001             2000             1999
                                ----------       ----------       ----------
Traditional Leadframe ...       $  449,742       $  647,872       $  559,563
Advanced Leadframe ......          293,402          508,544          412,395
Laminates ...............          444,170          719,576          561,181
Test and Other ..........          149,360          133,709           84,096
                                ----------       ----------       ----------
Consolidated ............       $1,336,674       $2,009,701       $1,617,235
                                ==========       ==========       ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders and the Board of Directors
Amkor Technology Philippines (P1/P2), Inc. and
Amkor Technology Philippines (P3/P4), Inc.

      We have audited the combined balance sheet of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., (companies incorporated under the laws of the Republic of the Philippines and collectively referred to as the "Companies") as of December 31, 2001 and 2000, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc. as of December 31, 2001 and 2000, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
March 19, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Amkor Technology, Inc.:

      We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Amkor Technology, Inc. and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Anam Semiconductor, Inc. ("ASI") (See Note 3), the investment in which is reflected in the accompanying 1999 financial statements using the equity method of accounting. The equity in the net loss of ASI represents 2% of net income before the equity in loss of investees in 1999. In addition, we did not audit the financial statements of Amkor Technology Korea, Inc., ("ATK"), a wholly-owned subsidiary, which statements reflect operating income of 6% of consolidated operating income in 1999. The statements of ASI and ATK were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for ASI and ATK, is based solely on the reports of the other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based upon our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Amkor Technology, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



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

                                     /s/ SAMIL ACCOUNTING CORPORATION

Seoul, Korea
January 15, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Amkor Technology, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the Consolidated Financial Statements of Amkor Technology, Inc. and Subsidiaries as of December 31, 1999 and for the year then ended and have issued our report thereon dated February 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities an Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1999, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 3, 2000

                     AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                         ADDITIONS
                                           BALANCE AT     CHARGED
                                           BEGINNING        TO                                       BALANCE AT
                                           OF PERIOD      EXPENSE       WRITE-OFFS       OTHER     END OF PERIOD
                                           ----------    ---------      ----------      -------    -------------
Year ended December 31, 1999:
  Allowance for doubtful accounts ...       $ 5,952       $(3,500)       $    (9)            --       $ 2,443
Year ended December 31, 2000:
  Allowance for doubtful accounts ...       $ 2,443       $   (17)       $    --             --       $ 2,426
Year ended December 31, 2001:
  Allowance for doubtful accounts ...       $ 2,426       $ 4,000        $(1,037)         1,453       $ 6,842


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      Reference is made to the information regarding our directors and officers under the heading "Directors and Officers" in our proxy statement to be delivered to stockholders in connection with the 2002 annual meeting of stockholders, which information is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation" in our proxy statement to be delivered to stockholders in connection with the 2002 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the information regarding security ownership under the heading "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement to be delivered to stockholders in connection with the 2002 annual meeting of stockholders, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information regarding relationships and related transactions under the heading "Certain Relationships and Related Transactions" in our proxy statement to be delivered to stockholders in connection with the 2002 annual meeting of stockholders, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

(b) REPORTS ON FORM 8-K

      We did not file any reports of Form 8-K with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 2001.

(c) EXHIBITS

2.1 Asset Purchase Agreement by and between Amkor Technology Korea, Inc. and Anam Semiconductor, Inc., dated January 14, 2000.(12)

2.2 Amendment to Asset Purchase Agreement by and between Amkor Technology Korea, Inc. and Anam Semiconductor, Inc., dated as of February 25, 2000.(12)

3.1   Certificate of Incorporation.(1)

3.2   Certificate of Correction to Certificate of Incorporation.(6)

3.3   Restated Bylaws.(6)

4.1   Specimen Common Stock Certificate.(4)

4.2 Convertible Subordinated Notes Indenture dated as of May 13, 1998 between the Registrant and State Street Bank and Trust Company, including form of 5 3/4% Convertible Subordinated Notes due 2003.(4)

4.3 Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006.(8)

4.4 Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10 1/2% Senior Subordinated Note Due 2009.(8)

4.5 Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(11)

4.6 Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(11)

4.7 Indenture dated as of February 20, 2001 for 9-1/4% Senior Notes due February 15, 2008.(13)

4.8 Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(13)

4.9 Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(14)

4.10 Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(14)

4.11 Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(14)

4.12 Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(14)

4.13 Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (15)

10.1  Form of Indemnification Agreement for directors and officers.(4)

10.2  1998 Stock Plan and form of agreement thereunder.(4)

10.3 Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(4)

10.4 Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)

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

10.7 Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)

10.8 Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)

10.9 Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993.(1)

10.10 1998 Director Option Plan and form of agreement thereunder.(1)

10.11 1998 Employee Stock Purchase Plan.(4)

10.12 Foundry Services Agreement by and among Amkor Electronics, Inc., C.I.L. Limited, Anam Industries Co., Ltd. and Anam USA dated as of January 1, 1998.(1)

10.13 Technical Assistance Agreement by and between Texas Instruments Incorporated and Anam Semiconductor, Inc. dated as of July 1, 2000.(16)+

10.14 Amended and Restated Manufacturing and Purchase Agreement by and between Texas Instruments Incorporated, Anam Semiconductor, Inc. and Amkor Technology, Inc., dated as of December 31, 2001.+

10.15 1998 Stock Option Plan for French Employees.(1)

10.16 Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998.(3)

10.17 Intellectual Property Transfer and License Agreement by and between Amkor Technology, Inc. and Anam Semiconductor, Inc.(5)

12.1  Calculation of Ratio of Earnings to Fixed Charges.

21.1  List of Subsidiaries of the Registrant.

23.1  Consent of PricewaterhouseCoopers LLP.

23.2  Consent of Sycip Gorres Velayo & Co.

23.3  Consent of Samil Accounting Corporation.

23.4  Consent of Arthur Andersen LLP.

23.5  Consent of Siana Carr & O'Connor, LLP.

23.6  Consent of Ahn Kwon & Company.

      --------------------
      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

      (2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

      (3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on December 31, 1997 (File No. 333-37235).

      (4) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

      (5) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on April 29, 1998 (File No. 333-37235).

      (6) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

      (7) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999.

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

      (9) Incorporated by reference to the Company's Report on Form 8-K dated October 26, 1999.

      (10) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1999, as filed on

April 26, 1999 and as amended on June 1, 1999.

      (11) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000.

      (12) Incorporated by reference to the Company's Report on Form 8-K dated May 2, 2000.

      (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2001.

      (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2001

      (15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

      (16) Incorporated by reference to the Company's Annual Report on Form 10-K filed April 2, 2001, as amended on May 16, 2001.

      (17) To be filed by amendment.

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

Date: March 29, 2002


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

        NAME                                      TITLE                                     DATE
        ----                                      -----                                     ----
/s/ JAMES J. KIM                    Chief Executive Officer and Chairman                March 29, 2002
-------------------------
James J. Kim

/s/ JOHN N. BORUCH                         President and Director                       March 29, 2002
-------------------------
John N. Boruch

/s/ KENNETH JOYCE                         Chief Financial Officer                       March 29, 2002
-------------------------       (Principal Financial and Accounting Officer)
Kenneth Joyce

/s/ WINSTON J. CHURCHILL                          Director                              March 29, 2002
-------------------------
Winston J. Churchill

/s/ THOMAS D. GEORGE                              Director                              March 29, 2002
-------------------------
Thomas D. George

/s/ GREGORY K. HINCKLEY                           Director                              March 29, 2002
-------------------------
Gregory K. Hinckley

/s/ JOHN B. NEFF                                  Director                              March 29, 2002
-------------------------
John B. Neff