Form 10-K/A
period 2001-12-31
AMKOR TECHNOLOGY INC
filed 2002-04-25
CIK 1047127

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, was approximately $1,255,564,563 as of February 28, 2002.

    The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2002, was as follows: 163,667,294 shares of Common Stock, $0.001 par value.

    Documents Incorporated by Reference: None.

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


      The Manufacturing and Purchase Agreement between Texas Instruments and our company was amended again on December 31, 2001. This most recent amendment is among Texas Instruments, ASI and Amkor and relates both to matters covered by the prior Manufacturing and Purchase Agreement as well as matters covered by the most recent technical assistance agreement between Texas Instruments and ASI. Pursuant to the newly amended Manufacturing and Purchase Agreement, we agreed to modify Texas Instruments' purchase obligation to 40% of ASI's wafer fabrication facility's capacity in the quarter ending March 31, 2002, 30% of such capacity in the quarter ending June 30, 2002, and 20% of such capacity in each subsequent quarter. Texas Instruments has agreed to increase its purchases to at least 40% of such capacity if a new technical assistance agreement covering advanced wafer fabrication technology is entered into among ASI, Amkor and Texas Instruments prior to December 31, 2002. A failure by Texas Instruments to purchase the required minimum quantities of wafers under the prior Manufacturing and Purchase Agreement and the newly amended Manufacturing and Purchase Agreement constitutes a breach of each Agreement, although there is no specific financial or penalty assessable against Texas Instruments under the prior or the newly amended Agreement for any such failure. In addition, the amended Manufacturing and Purchase Agreement also transfers high voltage Linear BiCMOS technology to ASI's wafer fabrication facility. We anticipate that this linear BiCMOS process technology will be used primarily for customers other than Texas Instruments at this time.


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


Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of December 31, 2001 and 2000, the accrual for current taxes and estimated additional taxes was $53.4 million and $52.2 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease amortization of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.


Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation requires considerable judgment by management and includes an assessment of subjective as well as objective factors. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established.

      The stock prices for semiconductor companies, including ASI and its competitors, have experienced significant volatility during 2000 and 2001 driven by ongoing weakness in the demand for semiconductors. This decline in demand has negatively affected ASI's operations and the market value of ASI's stock. The carrying value of our investment in ASI was $377.9 million and $478.9 million as of December 31, 2001 and 2000, respectively. The market value of our investment in ASI, based on ASI's closing share price, was $204.5 million and $110.5 million as of December 31, 2001 and 2000, respectively. Additionally, the unrealized loss on our investment in ASI at March 31, 2001, June 30, 2001 and September 30, 2001 was $279.1 million, $264.8 million and $318.2 million. We evaluated the carrying amount of this investment quarterly throughout 2001 and continue to evaluate it on an ongoing basis. As part of this evaluation, we consider a number of positive and negative factors affecting ASI's business and the value of our investment in ASI including:

   -  ASI's stock price;

   -  Stock prices of ASI's competitors;

   -  Operating results of ASI;

   -  Current conditions and trends in the semiconductor industry;

   -  Current operating outlook for ASI;

   -  Other indicators of ASI's value; and

   -  Our plans and ability to hold this investment.

      The decline in ASI's stock price began in the third quarter of 2000 concurrent with the unprecedented downturn in the semiconductor industry. Although we have historically observed a cyclical pattern in the semiconductor industry over time where demand for semiconductors has declined temporarily before returning to or exceeding prior levels, the magnitude and duration of the decline in the semiconductor industry was greater and longer than we and industry analysts had forecasted. We believe that the bottom of this cycle for the semiconductor industry occurred during the third quarter of 2001; the share prices of ASI and its competitors began to rebound in the fourth quarter of 2001 from a low point at September 30, 2001 and have continued to improve in 2002. ASI's stock price increased from $1.77 per share at September 30, 2001 to $4.29 per share at December 31, 2001 and reached a high point of 8.04 per share (which price was above the carrying price per share of our investment in ASI) on January 10, 2002. At March 31, 2002 ASI's stock price was $5.88 per share. ASI's stock price trends have been consistent with the stock price trends of its competitors, including the trending up in the fourth quarter of 2001 and first part of 2002.

      Although we view ASI's stock price as a significant indicator of value, we believe that this price does not take into account all of the information relevant for determining the value of our investment in ASI. In particular, the trading price for shares of ASI's stock do not reflect any premium value which should be associated with owning a substantial portion of the outstanding shares of ASI. In addition, we believe that ASI's stock price does not reflect the information we have obtained in evaluating ASI's long-term operating results, including possible transactions to restructure ASI or our investment in ASI.

      As part of our analysis of the value of our investment in ASI, we review the long-term operating prospects for ASI based upon forecasts for the semiconductor industry, forecasts that we receive from our customers and our reviews of ASI's business. Semiconductor industry analysts are forecasting little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we expect significant quarter-to-quarter growth during 2002. In addition, industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. ASI's significant losses in 2001 were consistent with the steep significant decline in overall demand for semiconductors during 2001. ASI's wafer foundry sales rose 20% in the third quarter of 2001 from the second quarter of 2001 and increased by almost 20% in the fourth quarter as compared to the third quarter of 2001. Utilization rates for the major foundry companies, including ASI, have been increasing steadily over the past several quarters. Based on rolling six-month forecasts which we regularly receive from our semiconductor wafer fabrication services customers and increased orders for wafer fabrication services in the last two quarters from Texas Instruments, our primary wafer fabrication services customer, we expect ASI's business to continue to improve as the semiconductor market recovers in 2002. We expect ASI's business to also be bolstered by increasing utilization of 0.18 micron technology which is the principal technology employed by ASI's wafer foundry. Industry analysts expect utilization rates for 0.18-micron processing technology to continue to increase throughout 2002. We believe ASI has sufficient cash on hand and debt capacity to sustain operations until the anticipated recovery of its operations is realized.

      In evaluating the value of our investment in ASI, we also prepare discounted cash flow analyses for ASI based on ASI projections. These projections were based primarily on regular six-month customer forecasts provided by Texas Instruments and other customers, as well as the expectations of semiconductor industry analysts. Our cash flow analyses have indicated that our investment in ASI has a value greater than our current carrying value.

      In addition, we have based our evaluation of the value of our investment in ASI on our ongoing discussions with third parties regarding various opportunities to monetize or otherwise capture the value of our investment in ASI. Although these discussions have not resulted in any formal agreements, they have provided independent support for a value of our investment in ASI that is greater than its carrying value. Furthermore, we have the ability to hold our investment in ASI to allow for the anticipated recovery of ASI and the semiconductor industry.

      As of September 30, 2001 and December 31, 2001, we concluded that the positive factors indicating a temporary decline in the market value of our investment in ASI outweighed the negative factors. We based our conclusion primarily on improving customer forecasts, improvements in ASI's stock price and the general improvement in the semiconductor industry.

      Despite what the company believes is significant compelling evidence to support the recoverability of the carrying value of our investment in ASI, we acknowledge that ASI's stock price should begin to reflect the recent recovery in the semiconductor industry, the improvements in ASI's business and the other information regarding ASI's business which we have used in forming our conclusions regarding the value of ASI. Should ASI's stock price fail to recover above our carrying value in the near future, we plan to record an impairment charge equal to the difference between our carrying value and ASI's stock price. It is highly probable that such a charge would be recorded as early as the first quarter of 2002.


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


      Our Investment in ASI


      The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during 2000 and 2001. The recent weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. The carrying value of our investment in ASI was $377.9 million and $478.9 million as of December 31, 2001 and 2000, respectively. The market value of our investment in ASI, based on ASI's closing share price, was $204.5 million and $110.5 million as of December 31, 2001 and 2000, respectively. Additionally, the unrealized loss on our investment in ASI at March 31, 2001, June 30, 2001 and September 30, 2001 was $279.1 million, $264.8 million and $318.2 million.

      We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The carrying amount of our investment in ASI reflects our long-term outlook for the foundry industry. As of September 30, 2001 and December 31, 2001, we concluded that the positive factors indicating that the decline in the market value of our investment in ASI is temporary outweighed the negative factors. We based our conclusion primarily on improving customer forecasts, improvements in ASI's stock price and the general improvement in the semiconductor industry. Despite what the company believes is significant compelling evidence to support the recoverability of the carrying value of our investment in ASI, we acknowledge that ASI's stock price should begin to reflect the recent recovery in the semiconductor industry, the improvements in ASI's business and the other information regarding ASI's business which we have used in forming our conclusions regarding the value of ASI. Should ASI's stock price fail to recover above our carrying value in the near future, we plan to record an impairment charge equal to the difference between our carrying value and ASI's stock price. It is highly probable that such a charge would be recorded as early as the first quarter of 2002.



      Our Relationship with ASI


      We have had a long-standing relationship with ASI and we currently own 42% of ASI's outstanding shares. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000

                             AMKOR TECHNOLOGY, INC.

with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998, we continue to have the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. Additionally, we have not committed to purchase a minimum quantity of ASI's wafer output. After January 2003, this agreement is cancelable at any time by either party upon five-year prior written notice. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. We believe each of these transactions was conducted on an arms-length basis in the ordinary course of business. In addition, ASI's former construction subsidiary is currently in reorganization and its affairs are managed by a number of creditor banks; all transactions between Amkor and this entity are subject to review and approval by these banks. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2001, 2000 and 1999 were $161.6 million, $499.8 million and $714.5 million.
Additionally, financial services performed by ASI and its affiliates included in interest expense for the years ended December 31, 2000 and 1999 were $1.6 million and $1.4 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2001, 2000 and 1999 were $14.7 million, $38.8 million and $18.4 million.


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


      We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of December 31, 2001 and 2000, the accrual for current taxes and estimated additional taxes was $53.4 million and $52.2 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

NOMINEES FOR THE BOARD OF DIRECTORS

     The following table sets forth the names and the ages as of April 25, 2002 of our executive officers, significant employees and our incumbent directors who are being nominated for re-election to the Board:

   NAME                                AGE       POSITION
   ----                                ---       --------
James J. Kim........................    66     Chief Executive Officer and Chairman
John N. Boruch......................    60     President and Director
Bruce J. Freyman....................    41     Executive Vice President, Manufacturing
                                                  and Product Operations
Paul B. Grant.......................    55     Corporate Vice President and Country Manager, Japan
Kenneth T. Joyce....................    55     Executive Vice President and Chief Financial Officer
Eric R. Larson......................    46     Executive Vice President, Corporate Development and Wafer Fab
Winston J. Churchill (1)(2).........    61     Director
Thomas D. George (1)................    62     Director
Gregory K. Hinckley (2).............    55     Director
Juergen Knorr.......................    69     Director
John B. Neff (2)....................    70     Director


---------------

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

JAMES J. KIM. James J. Kim, 66, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor in 1968 and served as its Chairman from 1970 to April 1998. He also serves as the Chairman of Anam Semiconductor, Inc. Mr. Kim is a director of Electronics Boutique Holdings Corp., an electronics retail chain.

JOHN N. BORUCH. John N. Boruch, 60, has served as our President and a director since September 1997 and our Chief Operating Officer since February 1999. Mr. Boruch has served as President of Amkor Electronics, Inc., our predecessor, from February 1992 through April 1998. From 1991 to 1992, he served as our predecessor's Corporate Vice President in charge of sales. Mr. Boruch joined us in 1984. Prior to this he was with Motorola for 18 years. Mr. Boruch earned a B.A. in Economics from Cornell University.

BRUCE J. FREYMAN. Bruce J. Freyman, 41, has served as our Executive Vice President of Manufacturing and Product Operations since January of 2002. Prior to his appointment as Executive Vice President, Mr. Freyman has served in a number of positions at Amkor, including Corporate Vice President of Manufacturing and Product Operations (March 2001 to January 2002), Corporate Vice President of Product Operations (September 1998 to March 2001), and Corporate Vice President of Laminate Products (January 1997 to September 1998). Before joining Amkor, Mr. Freyman spent several years with Motorola, last serving as the Semiconductor Packaging Manager for Motorola's Communications Sector. Mr. Freyman holds an M.B.A. from Florida Atlantic University, and a B.S. in Chemical Engineering from the University of Massachusetts.

PAUL B. GRANT. Paul B. Grant, 55, has served as a Corporate Vice President for the company since May of 1991. From May of 2001 until April 2002, Mr. Grant served as the Country Manager for Japan, responsible for oversight of Amkor's strategy and sales efforts in Japan. From May 1991 until May of

2001, Mr. Grant served as Amkor's Corporate Vice President of [Worldwide Sales]. Paul joined Amkor as Director of Test Services in October 1987. He was the Vice President of Western Sales and Test from March 1989 to May 1991. Before joining Amkor, Mr. Grant spent five years at VLSI Technology, Inc. where he managed all back-end manufacturing as well as planning and purchasing functions. Mr. Grant holds a B.S. in Administrative Sciences from Pepperdine University.

KENNETH T. JOYCE. Kenneth T. Joyce, 55, has served as our Executive Vice President and Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining our company, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce is also former Vice President, Finance and Chief Financial Officer of Selas Corporation of America (Amex: SLS) and was responsible for the sale of Selas' Fluid Processing business to Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph's University and an M.B.A. in Finance from Drexel University.

ERIC R. LARSON. Eric R. Larson, 46, has served as our Executive Vice President, Corporate Development since December 2000 and assumed additional responsibility for the Company's wafer fabrication division in December 2001. Mr. Larson had previously served in a number of important roles in the Company's wafer fabrication business including Executive Vice President (1999 to 2000); Vice President (1997 to 1998); and President of the wafer fabrication division of our predecessor (1996 to 1998). From 1979 to 1996, Mr. Larson worked for Hewlett-Packard Company in various senior management capacities, most recently as Worldwide Marketing Manager for disk products. Mr. Larson earned a B.A. in Political Science from Colorado State University and an M.B.A. from the University of Denver.

WINSTON J. CHURCHILL. Winston J. Churchill, 61, has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Management, L.P., which manages private equity funds for institutional investors. Mr. Churchill is also Chairman of CIP Capital management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Griffin Land and Nurseries, Inc., MedStar Health and of various SCP portfolio companies. In addition, he serves as a director of various charities and educational institutions including American Friends of New College, Oxford, England and the Gesu School and the Young Scholars Charter School. From 1989-1993 he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also a member of the Executive Committee of the Council of Institutional Investors.

THOMAS D. GEORGE. Thomas D. George, 62, has been a director of our company since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector ("SPS") of Motorola, Inc., from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc., including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired, and is a director of Ultratech Stepper.

GREGORY K. HINCKLEY. Gregory K. Hinckley, 55, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc.

JUERGEN KNORR. Juergen Knorr, 69, has been a director of our company since February 2001. Dr. Knorr is the former CEO and Group President of Siemens Semiconductor Group, and a former Member of the Executive Board of Siemens AG. Following his retirement from Siemens in 1996, Dr. Knorr has taken an active role in advancing the European semiconductor industry as a member of the Joint European Submicron Silicon Initiative, as past president of the European Electronics Components Manufacturer Association, and as president and chairman of Micro Electronics Development for European Applications (MEDEA).

JOHN B. NEFF. John B. Neff, 70, has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a member of the board of directors of Crown, Cork and Seal Corp. and on the executive board of directors of Invemed Catalyst Fund, LLP. He is also a member of the board of Governors of the Association for Investment Management and Research.

BOARD MEETINGS AND COMMITTEES

The Company's Board meets approximately three times a year in regularly scheduled meetings, but will meet more often if necessary. The Board held three meetings and acted by unanimous written consent on four occasions during 2001 and all of the directors attended all of the Board meetings and Committee meetings of which they were members.

The full Board considers all major decisions of the Company. However, the Board has established the following two standing committees, each of which is chaired by an outside director:

COMPENSATION COMMITTEE

The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2001, the Compensation Committee met two times apart from regular meetings with the entire Board.

THE AUDIT COMMITTEE

The Audit Committee is comprised of Messrs. Churchill, Hinckley and Neff all of whom meet the independence and experience requirements as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Audit Committee: (1) recommends to the Board of Directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent auditors and discusses the foregoing with the company's management, (4) reviews and approves non-audit services of the independent auditors, (5) reviews compliance with our existing major accounting and financial reporting policies, (6) reviews the adequacy of our financial organization, (7) reviews the activities, organizational structure and qualifications of the company's internal audit function (8) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (9) reviews and discusses with our independent auditors their independence. The Audit Committee met four times apart from regular meetings with the entire board. In connection with the execution of the responsibilities of the Audit Committee including the review of the company's quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2001 with the company's management and independent accountants.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2001 by our Chief Executive Officer and the five employees representing the company's other most highly-compensated executive officers and individuals (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                ANNUAL               COMPENSATION
                                                             COMPENSATION             SECURITIES
                                                       -------------------------       UNDERLYING      ALL OTHER
     NAME                                      YEAR      SALARY        BONUS(1)        OPTIONS(2)    COMPENSATION(3)
     ----                                      ----      ------        --------        ----------    ---------------
James J. Kim (4)......................         2001    $  790,000    $    79,000        250,000        $    8,173
   Chief Executive Officer and Chairman        2000    $  783,800    $ 1,740,000        250,000        $    8,200
                                               1999    $  750,000    $ 1,500,000             --        $   14,600
John N. Boruch (5)....................         2001    $  580,000    $    58,000        175,000        $   14,780
   Chief Operating Officer and                 2000    $  575,400    $   633,625        150,000        $   15,400
   President                                   1999    $  540,400    $   546,200        100,000        $   10,200
Bruce J. Freyman (6)..................         2001    $  352,692    $    35,000        150,000        $    6,000
   Executive Vice President, Manufacturing     2000    $  326,923    $   301,813        150,000        $    6,000
   and Product Operations                      1999    $  270,192    $   298,100         35,000        $    8,000
Paul B. Grant (7).....................         2001    $  299,000    $    29,900         40,000        $    7,185
   Corporate Vice President and                2000    $  296,848    $   217,789         45,000        $   14,232
   Country Manager, Japan                      1999    $  282,702    $   231,205         35,000        $   14,595
Kenneth T. Joyce (8)..................         2001    $  235,000    $    23,500         40,000        $  106,000
   Executive Vice President and Chief          2000    $  231,200    $   218,500         40,000        $    6,000
   Financial Officer                           1999    $  174,700    $   212,900          8,000        $    6,000
Eric R. Larson........................         2001    $  275,000    $    27,500         40,000        $    6,000
   Executive Vice President, Corporate         2000    $  273,100    $   219,600         40,000        $    6,000
   Development and Wafer Fab                   1999    $  260,100    $   223,100         30,000        $    6,000


--------------

(1) Bonus amounts include incentive compensation earned in the year indicated but that were approved by our Board of Directors and paid in the following year and payments under the Employee Profit Sharing Plan for the year indicated for the prior year's results. No incentive compensation was earned in 2001.

(2) Long-term compensation represents stock options issued under the 1998 Stock Plan.

(3) All other compensation for all of the named executives includes $6,000 paid to each executive's 401(k) plan.

(4) All other compensation for Mr. Kim includes a reimbursement for vehicle expenses. In 1999, all other compensation includes imputed loan interest and a $6,000 premium paid by us for a term life insurance policy, of which Mr. Kim's children are the beneficiaries. Mr. Kim's bonus compensation in 1999 was restated to reflect an additional $1,000,000 bonus earned in 1999 that was approved by our Board of Directors and paid in 2000.

(5) All other compensation for Mr. Boruch includes imputed loan interest and a reimbursement for vehicle expenses.

(6) For the period ended December 31, 2001, Mr. Freyman was not a board elected executive officer but qualifies as a "Named Executive Officer" pursuant to Item 402(a)(3)(iii) of Regulation S-K. All other compensation for Mr. Freyman in 1999 includes an award for a patentable discovery.

(7) Mr. Grant is not a board elected executive officer but qualifies as a "Named Executive Officer" pursuant to Item 402(a)(3)(iii) of Regulation S-K. All other compensation for Mr. Grant includes reimbursements for vehicle and living expenses.

(8) All other compensation for Mr. Joyce in 2001 includes a reimbursement for relocation costs.

                          OPTION GRANTS IN FISCAL 2001

The following table provides information concerning each grant of options to purchase our common stock made during 2001 to the Named Executive Officers.


                                                    INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE VALUE
                                   ---------------------------------------------------                  MINUS EXERCISE PRICE AT
                                     NUMBER OF        % OF TOTAL                                          ASSUMED ANNUAL RATES OF
                                    SECURITIES          OPTIONS            EXERCISE                   STOCK PRICE APPRECIATION FOR
                                   UNDERLYING          GRANTED TO            PRICE                    ----------------------------
                                      OPTIONS         EMPLOYEES IN         PER SHARE    EXPIRATION             OPTION TERM(1)
     NAME                           GRANTED(#)        FISCAL YEAR          ($/SH)(2)       DATE             5%               10%
     ----                          -------------      -------------      -------------  -----------    -----------       ----------
James J. Kim ................         250,000             5.8%              $ 16.36       4/4/06       $ 1,129,992       $ 2,496,986
   Chief Executive Officer and
   Chairman
John N. Boruch ..............         175,000             4.1%              $ 14.875      4/4/11       $ 1,637,091       $ 4,148,711
   Chief Operating Officer and
   President
Bruce J. Freyman ............         150,000             3.5%              $ 14.875      4/4/11       $ 1,403,221       $ 3,556,038
   Executive Vice President,
   Manufacturing and Product
   Operations
Paul B. Grant ...............          40,000             0.9%              $ 14.875      4/4/11       $   374,192       $   948,277
   Corporate Vice President and
   Country Manager, Japan
Kenneth T. Joyce ............          40,000             0.9%              $ 14.875      4/4/11       $   374,192       $   948,277
   Executive Vice President and
   Chief Financial Officer
Eric R. Larson ..............          40,000             0.9%              $ 14.875      4/4/11       $   374,192       $   948,277
   Executive Vice President,
   Corporate Development
   and Wafer Fab


-----------------

(1) Potential realizable value is based on the assumption that: (1) our common stock will appreciate at the compound annual rate shown from the date of grant until the expiration of the option term and (2) that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. We assume stock appreciation of 5% and 10% pursuant to rules promulgated by the Securities and Exchange Commission, and these percentages do not reflect our estimate of future stock price growth.

(2) All options shown granted in fiscal 2001 become exercisable as to 25% of the share subject to the option exercisable starting one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

                             YEAR-END OPTION VALUES

The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 2001. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.


                                                                      NUMBER OF SECURITIES               DOLLAR VALUE OF
                                                                          UNDERLYING                       UNEXERCISED
                                                                     UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                                       SHARES                          DECEMBER 31, 2001               DECEMBER 31, 2001(1)
                                      ACQUIRED        VALUE       ----------------------------    -----------------------------
     NAME                           ON EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
     ----                           -----------      --------     -----------    -------------    -----------      -------------
James J. Kim ..................            --              --         88,541        411,459        $       --        $     --
   Chief Executive Officer and
   Chairman
John N. Boruch ................            --              --        528,454        344,281        $2,634,085        $772,052
   Chief Operating Officer and
   President
Bruce Freyman .................        10,760        $144,292        190,917        262,937        $  789,041        $404,052
   Executive Vice President,
   Manufacturing and Product
   Operations
Paul B. Grant .................        30,000        $366,513        146,564        100,202        $  804,180        $319,934
   Corporate Vice President and
   Country Manager, Japan
Kenneth T. Joyce ..............            --              --         36,936         66,064        $  103,595        $ 73,815
   Executive Vice President and
   Chief Financial Officer
Eric R. Larson ................        13,000        $176,670        105,330         81,670        $  449,960        $167,430
   Executive Vice President,
   Corporate Development and
   Wafer Fab


--------------

(1) The value of unexercised options equals (i) $16.03, the value of our common stock as of December 31, 2001 as reported by the Nasdaq Stock Market, minus (ii) the exercise price of such option.

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

If all or substantially all of our assets are sold to another entity or we merge with or into another corporation, that acquiring entity or corporation may either assume all outstanding options under the Director Plan or may substitute equivalent options. Following an assumption or substitution, if the director is terminated other than upon a voluntary resignation, any assumed or substituted options will vest and become exercisable in full. If the acquiring entity does not either assume all of the outstanding options under the Director Plan or substitute an equivalent option, each option issued under the Director Plan will immediately vest and become exercisable in full. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS

The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor's subsidiaries during fiscal 2001. None of Amkor's Compensation Committee members or executive officers has served on the board of directors or on the compensation committee of any other entity that has an executive officer serving either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of March 31, 2002 by:

- each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

-  each of our directors; and

-  the Named Executive Officers.

                                                    BENEFICIAL OWNERSHIP(A)
                                                    -----------------------
                                                    NUMBER OF   PERCENTAGE
NAME AND ADDRESS                                     SHARES      OWNERSHIP
----------------                                    ---------   ----------
James J. Kim Family Control Group(b) ........      76,281,415      45.7%
   1345 Enterprise Drive
   West Chester, PA 19380
J.& W. Seligman & Co. Incorporated(c) .......      13,089,984       8.0
   100 Park Avenue
   New York, New York 10017
Capital Group International, Inc.(d) ........       9,734,400       5.9
   11100 Santa Monica Blvd
   Los Angeles, CA 90025
Winston J. Churchill(e) .....................          30,000      *
Thomas D. George(f) .........................          30,000      *
Gregory K. Hinckley(g) ......................          23,000      *
Dr. Juergen Knorr(h) ........................           5,000      *
John B. Neff(i) .............................          66,667      *
John N. Boruch(j) ...........................         658,435      *
Eric R. Larson(k) ...........................         137,764      *
Kenneth T. Joyce(l) .........................          58,147      *
Bruce J. Freyman(m) .........................         287,279      *
Paul Grant (n) ..............................         185,122      *
All directors and Named Executive Officers(o)      77,762,829      46.2

*  Represents less than 1%.

(a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before May 31, 2002 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b) Represents 29,727,093 shares held by James J. and Agnes C. Kim; 3,000,000 shares issuable upon the conversion of convertible debt held by Mrs. Kim that is convertible on or before May 31, 2002; 182,290 shares issuable upon the exercise of stock options held by Mr. Kim that are exercisable on or before May 31, 2002; 14,457,344 shares held by the David D. Kim Trust of December 31, 1987;

    14,457,344 shares held by the John T. Kim Trust of December 31, 1987; 6,257,344 shares held by the Susan Y. Kim Trust of December 31, 1987; and 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim's minor children, with Susan Y. Kim as the Trustee. James J. and Agnes C. Kim are husband and wife and, accordingly, each may be deemed to beneficially own shares of our common stock held in the name of the other. David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan
    Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). All of the above-referenced trusts, together with their respective trustees and James J. and Agnes C. Kim may be considered a "group" under Section 13(d) of the Exchange Act on the basis that the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with James Kim's extended family. This group may be deemed to have beneficial ownership of 76,281,415 shares or approximately 46% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c) J.& W. Seligman & Co. Incorporated ("JWS") reported in a Schedule 13G/A filed with the Commission on February 14, 2002 that it beneficially owned these shares as of December 31, 2001. JWS also reported that William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares beneficially owned by JWS. JWS is the investment adviser for Seligman Communications and Information Fund, Inc. (the "Fund"). Of the 13,089,984 shares that JWS beneficially owns, the Fund beneficially owns 10,000,000 shares.

(d) Capital Group International, Inc. reported in a Schedule 13G/A filed with the Commission on February 11, 2002 that it beneficially owned 9,734,400 as of December 31, 2001, 9,468,500 of which were held by Capital International, Inc., a wholly-owned subsidiary of Capital Group International, Inc.

(e) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(f) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(g) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(h) Includes 5,000 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(i) Includes 16,667 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(j) Includes 648,535 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(k) Includes 132,831 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(l) Includes 54,331 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(m) Includes 265,261 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(n) Includes 173,474 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

(o) Includes 1,538,389 shares issuable upon the exercise of stock options that are exercisable on or before May 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have had a long-standing relationship with Anam Semiconductor, Inc. ("ASI") and we currently own 42% of ASI's outstanding shares. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998, we continue to have the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. Additionally, we have not committed to purchase a minimum quantity of ASI's wafer output. After January 2003, this agreement is cancelable at any time by either party upon five-year prior written notice. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. Each of these transactions was conducted on an arms-length basis in the ordinary course of business. In addition, ASI's former construction subsidiary is currently in reorganization and its affairs are managed by a number of creditor banks; all transactions between Amkor and this entity are subject to review and approval by these banks. Total purchases from ASI and its affiliates included in cost of revenue for the year ended December 31, 2001 were $161.6 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the year ended December 31, 2001 were $14.7 million.

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

As of December 31, 2001, Mr. James Kim and members of his immediate family and
H. S. Kim beneficially owned approximately 47% of our outstanding common stock.

Amkor Electronics, Inc. ("AEI"), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. The accompanying consolidated statements of income include an unaudited pro forma adjustment to reflect income taxes which would have been recorded if AEI had not been an S Corporation, based on the tax laws in effect during the respective periods. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. As of December 31, 2001, we had a receivable of $3.3 million from Mr. & Mrs. Kim and the Kim Family Trusts related to the finalization of AEI's tax returns.

We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2001 were $1.2 million.

We maintain split-value life insurance policies on the joint lives of James J. Kim and Agnes C. Kim for the benefit of the Trust of James J. Kim dated September 30, 1992 (the "1992 Trust"). We pay approximately $700,000 in annual premiums for these policies. We will receive in death benefits an amount equal to the lesser of the total net premiums paid in cash by us or the net cash surrender value of the policy as of the date of death of James J. Kim or Agnes
C. Kim.

In January 1998, we loaned $120,000 to Mr. Boruch, our President and Chief Operating Officer, of which $99,000 remains outstanding as of December 31, 2001. This loan bears interest at 7% per year and is to be repaid by January 2003.


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

10.14 Amended and Restated Manufacturing and Purchase Agreement by and between Texas Instruments Incorporated, Anam Semiconductor, Inc. and Amkor Technology, Inc., dated as of December 31, 2001.(17)+

10.15 1998 Stock Option Plan for French Employees.(1)

10.16 Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998.(3)

10.17 Intellectual Property Transfer and License Agreement by and between Amkor Technology, Inc. and Anam Semiconductor, Inc.(5)

12.1  Calculation of Ratio of Earnings to Fixed Charges.(17)

21.1  List of Subsidiaries of the Registrant.(17)

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

      (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2001.

      (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2001

      (15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

      (16) Incorporated by reference to the Company's Annual Report on Form 10-K filed April 2, 2001, as amended on May 16, 2001.

      (17) Incorporated by reference to the Company's Annual Report on Form 10-K filed April 1, 2002.

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


Date: April 25, 2002





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                                    TITLE                                     DATE
          ----                                    -----                                     ----
            *                         Chief Executive Officer and Chairman              April 25, 2002
-------------------------
James J. Kim

            *                                President and Director                     April 25, 2002
-------------------------
John N. Boruch

/s/ Kenneth Joyce                           Chief Financial Officer                     April 25, 2002
-------------------------       (Principal Financial and Accounting Officer)
Kenneth Joyce

            *                                     Director                              April 25, 2002
-------------------------
Winston J. Churchill

            *                                     Director                              April 25, 2002
-------------------------
Thomas D. George

            *                                     Director                              April 25, 2002
-------------------------
Gregory K. Hinckley

            *                                     Director                              April 25, 2002
-------------------------
John B. Neff

*By: /s/ Kenneth Joyce
     --------------------
     Kenneth Joyce
     Attorney-in-Fact