Form 10-Q
period 2002-03-31
AMKOR TECHNOLOGY INC
filed 2002-05-15
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

                                    FORM 10-Q

                              --------------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     The number of outstanding shares of the registrant's Common Stock as of April 30, 2002 was 164,047,856.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                          2002            2001
                                                       ----------      ----------
                                                             (UNAUDITED)
Net revenues ......................................     $ 349,641      $ 480,623
Cost of revenues - including purchases from ASI ...       363,112        398,838
                                                        ---------      ---------
Gross profit (loss) ...............................       (13,471)        81,785
                                                        ---------      ---------
Operating expenses:
     Selling, general and administrative ..........        47,687         53,994
     Research and development .....................         8,144         10,502
     Loss on disposal of fixed assets .............         1,674          1,124
     Amortization of acquired intangibles .........         1,252          1,158
     Amortization of goodwill .....................          --           20,754
                                                        ---------      ---------
         Total operating expenses .................        58,757         87,532
                                                        ---------      ---------
Operating income (loss) ...........................       (72,228)        (5,747)
                                                        ---------      ---------
Other (income) expense:
     Interest expense, net ........................        36,185         44,795
     Foreign currency (gain) loss .................         2,003         (1,310)
     Other (income) expense, net ..................          (498)          (956)
                                                        ---------      ---------
         Total other expense ......................        37,690         42,529
                                                        ---------      ---------
Loss before income taxes, equity in loss of
     investees and minority interest ..............      (109,918)       (48,276)
Provision (benefit) for income taxes ..............       (22,533)        (5,310)
Equity in loss of investees:
     Equity in loss of investees ..................        (2,094)       (17,385)
     Loss on impairment of equity investment ......       (96,576)          --
     Amortization of equity method goodwill .......          --           (8,863)
Minority interest .................................        (1,753)          --
                                                        ---------      ---------
Net loss ..........................................     $(187,808)     $ (69,214)
                                                        =========      =========
Basic net loss per common share ...................     $   (1.15)     $   (0.45)
                                                        ---------      ---------
Diluted net loss per common share .................     $   (1.15)     $   (0.45)
                                                        ---------      ---------
Shares used in computing net loss per common share:
     Basic ........................................       162,766        152,185
                                                        =========      =========
     Diluted ......................................       162,766        152,185
                                                        =========      =========


         The accompanying notes are an integral part of these statments.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                2002             2001
                                                                             -----------     ------------
                                                                             (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents ............................................  $   175,281      $   200,057
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of
           $6,557 and $6,842...............................................      218,079          211,419
         Due from affiliates ..............................................          874              871
         Other ............................................................        9,796            8,953
     Inventories ..........................................................       73,441           73,784
     Other current assets .................................................       33,693           37,106
                                                                             -----------      -----------
              Total current assets ........................................      511,164          532,190
                                                                             -----------      -----------
Property, plant and equipment, net ........................................    1,319,518        1,392,274
                                                                             -----------      -----------
Investments ...............................................................      284,381          382,951
                                                                             -----------      -----------
Other assets:
     Due from affiliates ..................................................       21,963           20,518
     Goodwill .............................................................      695,198          659,130
     Acquired intangibles, net ............................................       36,174           37,050
     Other ................................................................      218,932          199,205
                                                                             -----------      -----------
                                                                                 972,267          915,903
                                                                             -----------      -----------
              Total assets ................................................  $ 3,087,330      $ 3,223,318
                                                                             ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft .......................................................  $    13,767      $     5,116
     Short-term borrowings and current portion of long-term debt ..........       53,969           54,815
     Trade accounts payable ...............................................      145,018          148,923
     Due to affiliates ....................................................       26,311           16,936
     Accrued expenses .....................................................      143,898          145,544
                                                                             -----------      -----------
              Total current liabilities ...................................      382,963          371,334
Long-term debt ............................................................    1,765,899        1,771,453
Other noncurrent liabilities ..............................................       68,985           64,077
                                                                             -----------      -----------
              Total liabilities ...........................................    2,217,847        2,206,864
                                                                             -----------      -----------

Commitments and contingencies

Minority interest .........................................................        9,669            7,737
                                                                             -----------      -----------

Stockholders' equity:
     Preferred stock ......................................................         --               --
     Common stock .........................................................          164              162
     Additional paid-in capital ...........................................    1,160,500        1,123,541
     Retained earnings (deficit) ..........................................     (294,783)        (106,975)
     Receivable from stockholder ..........................................       (3,276)          (3,276)
     Accumulated other comprehensive loss .................................       (2,791)          (4,735)
                                                                             -----------      -----------
              Total stockholders' equity ..................................      859,814        1,008,717
                                                                             -----------      -----------
              Total liabilities and stockholders' equity ..................  $ 3,087,330      $ 3,223,318
                                                                             ===========      ===========


         The accompanying notes are an integral part of these statments.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                               COMMON STOCK                        RETAINED    RECEIVABLE
                                        ------------------------     PAID-IN       EARNINGS       FROM
                                           SHARES        AMOUNT      CAPITAL      (DEFICIT)    STOCKHOLDER
                                        ------------    --------   -----------    ----------   -----------
Balance at December 31, 2000 ........      152,118      $  152     $  975,026     $ 343,886      $(3,276)
 Net income (loss) ..................           --          --             --       (69,214)        --
Unrealized gains on investments,
 net of tax .........................           --          --             --            --           --
 Cumulative translation adjustment...           --          --             --            --           --

 Comprehensive loss .................

 Issuance of stock through employee
   stock purchase plan and
   stock options ....................          109           1          1,089            --           --
                                         ---------      ------     ----------     ---------      -------
Balance at March 31, 2001 ...........      152,227      $  153     $  976,115     $ 274,672      $(3,276)
                                         =========      ======     ==========     =========      =======

Balance at December 31, 2001 ........      161,782      $  162     $1,123,541     $(106,975)     $(3,276)
 Net income (loss) ..................           --          --             --      (187,808)          --
 Unrealized gains on investments,
 net of tax .........................           --          --             --            --           --
 Cumulative translation adjustment...           --          --             --            --           --

 Comprehensive loss .................

 Issuance of stock for acquisitions..        1,827           2         35,200            --           --
 Issuance of stock through employee
   stock purchase plan and stock
   options ..........................          175          --          1,759            --           --
                                         ---------      ------     ----------     ---------      -------
Balance at March 31, 2002 ...........      163,784      $  164     $1,160,500     $(294,783)     $(3,276)
                                         =========      ======     ==========     =========      =======

                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE                 COMPREHENSIVE
                                            INCOME                        INCOME
                                            (LOSS)        TOTAL           (LOSS)
                                        -------------  ------------   -------------
Balance at December 31, 2000 ........     $  (954)     $ 1,314,834
 Net income (loss) ..................          --          (69,214)     $ (69,214)
Unrealized gains on investments,
 net of tax .........................         112              112            112
 Cumulative translation adjustment...        (564)            (564)          (564)
                                                                        ---------
 Comprehensive loss .................                                   $ (69,666)
                                                                        =========
 Issuance of stock through employee
   stock purchase plan and
   stock options ....................          --            1,090
                                          -------      -----------
Balance at March 31, 2001 ...........     $(1,406)     $ 1,246,258
                                          =======      ===========

Balance at December 31, 2001 ........     $(4,735)     $ 1,008,717
 Net income (loss) ..................          --         (187,808)     $(187,808)
 Unrealized gains on investments,
   net of tax .......................          31               31             31
 Cumulative translation adjustment...       1,913            1,913          1,913
                                                                        ---------
 Comprehensive loss .................                                   $(185,864)
                                                                        =========
 Issuance of stock for acquisitions..          --           35,202
 Issuance of stock through employee
   stock purchase plan and stock
   options ..........................          --            1,759
                                          -------      -----------
Balance at March 31, 2002 ...........     $(2,791)     $   859,814
                                          =======      ===========



         The accompanying notes are an integral part of these statments.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                       2002          2001
                                                                                   -----------    -----------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) .........................................................     $(187,808)     $ (69,214)
   Adjustments to reconcile net income to net cash provided
     by operating activities -
     Depreciation and amortization ...........................................        94,192        108,214
     Deferred debt issuance costs ............................................         2,057          9,458
     Provision for accounts receivable .......................................          (285)          (201)
     Provision for excess and obsolete inventory .............................        (2,245)         8,355
     Deferred income taxes ...................................................       (16,144)        (2,436)
     Equity in (income) loss of investees ....................................         2,094         26,248
     Loss on impairment of equity investment .................................        96,576             --
     Loss on sale of fixed assets and investments ............................         1,674          1,124
     Minority interest .......................................................         1,753             --
   Changes in assets and liabilities excluding effects of acquisitions -
     Accounts receivable .....................................................        (6,858)        31,781
     Other receivables .......................................................          (843)        (1,996)
     Inventories .............................................................         2,461          9,897
     Due to/from affiliates, net .............................................         7,927        (27,239)
     Other current assets ....................................................           (90)        (5,647)
     Other noncurrent assets .................................................         1,348          1,122
     Accounts payable ........................................................        (3,488)       (18,314)
     Accrued expenses ........................................................        (1,450)        (1,537)
     Other long-term liabilities .............................................           338          3,562
                                                                                   ---------      ---------
       Net cash provided (used) by operating activities ......................        (8,791)        73,177
                                                                                   ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ................................       (19,704)       (71,751)
   Acquisitions, net of cash acquired ........................................        (2,830)        (7,338)
   Proceeds from the sale of property, plant and equipment ...................           267            646
   Proceeds from the sale (purchase) of investments ..........................           (70)          (145)
                                                                                   ---------      ---------
       Net cash used in investing activities .................................       (22,337)       (78,588)
                                                                                   ---------      ---------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ...................         8,637          9,917
   Net proceeds from issuance of long-term debt ..............................            --        509,009
   Payments of long-term debt ................................................        (5,827)      (400,111)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options .........................................         1,759          1,090
                                                                                   ---------      ---------
Net cash provided by financing activities ....................................         4,569        119,905
                                                                                   ---------      ---------

Effect of exchange rate fluctuations on cash and cash equivalents ............         1,783           (410)
                                                                                   ---------      ---------

Net increase (decrease) in cash and cash equivalents .........................       (24,776)       114,084
Cash and cash equivalents, beginning of period ...............................       200,057         93,517
                                                                                   ---------      ---------
Cash and cash equivalents, end of period .....................................     $ 175,281      $ 207,601
                                                                                   =========      =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest ................................................................     $  31,289      $  30,412
     Income taxes ............................................................     $   4,331      $    (267)


         The accompanying notes are an integral part of these statments.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     Basis of Presentation. The consolidated financial statements and related disclosures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2001 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

     Recently Issued Accounting Standards. In June 2001, the FASB issued SFAS No. 141, Business Combinations, which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. For existing acquisitions, the provisions of SFAS No. 142 were effective as of January 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption of SFAS 142, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

     As of January 1, 2002, we reclassified intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally at adoption of SFAS 142, we stopped amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI accounted for under the equity method of accounting. The cessation of amortization of goodwill will reduce amortization expense and, with respect to equity investees, it will reduce equity in loss of investees, annually by approximately $80 million and $36 million, respectively. We have reassessed the useful lives of our identified intangibles and they continue to be appropriate. Because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to goodwill upon adoption of this statement cannot be estimated at this time. Goodwill is attributable to two reporting units, assembly and test services. An appraisal firm has been engaged to assist in the determination of the fair value of our reporting units. By June 30, 2002, any indication of goodwill impairment will be determined by comparing the fair value of the reporting units with their respective carrying values as of January 1, 2002. The unaudited as adjusted financial information below assumes that the cessation of amortization occurred as of January 1, 2001.

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                    ----------------------------------------
                                                                                 AS ADJUSTED
                                                       2002           2001          2001
                                                    ---------      ---------     -----------
Net revenues ..................................     $ 349,641      $ 480,623      $ 480,623
Cost of revenues - including purchases from ASI       363,112        398,838        398,838
                                                    ---------      ---------      ---------
Gross profit (loss) ...........................       (13,471)        81,785         81,785
Operating expenses ............................        58,757         87,532         66,778
                                                    ---------      ---------      ---------
Operating income (loss) .......................       (72,228)        (5,747)        15,007
Other expense, net ............................        37,690         42,529         42,529
                                                    ---------      ---------      ---------
Loss before income taxes, equity in loss of
     investees and minority interest ..........      (109,918)       (48,276)       (27,522)
Provision (benefit) for income taxes ..........       (22,533)        (5,310)        (5,310)
Equity in loss of investees ...................       (98,670)       (26,248)       (17,385)
Minority interest .............................        (1,753)            --             --
                                                    ---------      ---------      ---------
Net loss ......................................     $(187,808)     $ (69,214)     $ (39,597)
                                                    =========      =========      =========
Basic net loss per common share ...............     $   (1.15)     $   (0.45)     $   (0.26)
                                                    =========      =========      =========
Diluted net loss per common share .............     $   (1.15)     $   (0.45)     $   (0.26)
                                                    =========      =========      =========

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by us beginning on January 1, 2003. We are currently in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations and financial position, if any.

     Risks and Uncertainties

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long- and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc. (ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of ASI as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

2.   ACQUISITIONS

     In January 2002, we acquired Agilent Technologies, Inc.'s assembly business related to semiconductor packages utilized in printers. The acquired tangible assets were integrated into our existing manufacturing facilities. The total purchase price of $2.8 million was financed from cash on hand and principally allocated to the tangible assets of our assembly operations reporting unit. Our results of operations were not significantly impacted by this acquisition.

     In July 2001, we acquired, in separate transactions, 69% of Taiwan Semiconductor Technology Corporation (TSTC) and 98% of Sampo Semiconductor Corporation (SSC) in Taiwan. Including our prior ownership interest in TSTC, we own 94% of the outstanding shares of TSTC. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. The carrying value of our prior investment in TSTC was $17.8 million. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill.

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. The total purchase price of $77.1 million was financed by a short-term note payable to Toshiba of $21.1 million, $47.0 million in other financing from a Toshiba financing affiliate and cash on hand. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement based on a cost plus calculation. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.5 million to $30.1 million based on the spot exchange rate at March 31, 2002).

3.   OUR INVESTMENT IN ASI

     Financial Information for ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI.

                                                             FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             --------------------------
                                                               2002              2001
                                                             --------          --------
                                                                    (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ............................................... $ 55,158          $ 36,615
Gross profit (loss) ........................................  (24,431)          (22,791)
Loss from continuing operations ............................   (4,838)          (43,438)
Net income (loss) ..........................................   (4,838)          (43,438)

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 2002          2001
                                                                               ---------   ------------
                                                                                   (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits ...........................  $ 88,525     $ 84,721
Current assets ..............................................................   145,804      144,898
Property, plant and equipment, net ..........................................   598,986      646,298
Noncurrent assets (including property, plant and equipment) .................   747,475      770,932
Current liabilities .........................................................   130,509      134,727
Total debt and other long-term financing (including current portion) ........   212,046      238,970
Noncurrent liabilities (including debt and other long-term financing) .......   155,115      175,487
Total stockholders' equity ..................................................   607,655      605,616


     We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility beginning in 2000 and continuing into 2002. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. Although we believe that ASI's stock price does not take into account all of the information relevant for determining the value of our investment in ASI, in view of the length of time ASI's stock price has traded below our carrying value, we elected to record an impairment charge. Amkor continues to explore opportunities to maximize the value of our investment in ASI.

     The decline in ASI's stock price began in the third quarter of 2000 concurrent with the unprecedented downturn in the semiconductor industry. Although we have historically observed a cyclical pattern in the semiconductor industry over time where demand for semiconductors has declined temporarily before returning to or exceeding prior levels, the magnitude and duration of the decline in the semiconductor industry was greater and longer than we and industry analysts had forecasted. We believe that the bottom of this cycle for the semiconductor industry occurred during the third quarter of 2001; the share prices of ASI and its competitors began to rebound in the fourth quarter of 2001 from a low point at September 30, 2001 and continued to improve in 2002. ASI's stock price increased from $1.77 per share at September 30, 2001 to $4.29 per share at December 31, 2001 and reached a high point of $8.04 per share (which price was above the carrying price per share of our investment in ASI) on January 10, 2002. At March 31, 2002 ASI's stock price was $5.85 per share and declined to $3.94 per share as of April 30, 2002. Based on ASI's closing share price on April 30, 2002, the unrealized loss on our investment is $91.5 million. In the absence of other compelling evidence regarding the value of our investment in ASI, should ASI's stock price continue to trade below our carrying value during the third or fourth quarter of 2002, we would expect to record an additional impairment charge equal to the difference between our carrying value and ASI's stock price.

4.   INVENTORIES

     Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                   MARCH 31,  DECEMBER 31,
                                                     2002        2001
                                                   ---------  -----------
                                                      (IN THOUSANDS)
Raw materials and purchased components ........    $64,111     $64,752
Work-in-process ...............................       9,330       9,032
                                                    -------     -------
                                                    $73,441     $73,784
                                                    =======     =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                             MARCH 31,      DECEMBER 31,
                                                               2002             2001
                                                           ------------     ------------
                                                                  (IN THOUSANDS)
Land .................................................     $    88,676      $    88,667
Buildings and improvements ...........................         519,452          495,104
Machinery and equipment ..............................       1,662,032        1,661,140
Furniture, fixtures and other equipment ..............         118,651          118,069
Construction in progress .............................          44,520           63,782
                                                           -----------      -----------
                                                             2,433,331        2,426,762
Less - Accumulated depreciation and amortization......      (1,113,813)      (1,034,488)
                                                           -----------      -----------
                                                           $ 1,319,518      $ 1,392,274
                                                           ===========      ===========

6.   ACQUIRED INTANGIBLES

     Acquired intangibles consist of the following:

                                              MARCH 31,   DECEMBER 31,
                                                2002          2001
                                             ----------   ------------
                                                 (IN THOUSANDS)
Patents and technology rights ...........     $ 47,187      $ 46,713
Less - Accumulated amortization .........      (11,013)       (9,663)
                                              --------      --------
                                              $ 36,174      $ 37,050
                                              ========      ========

     The estimated annual amortization expense for each of the next five years ending on December 31 is $5.6 million. The weighted average amortization period for the patents and technology rights is 9 year.

7.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                           MARCH 31,   DECEMBER 31,
                                                             2002          2001
                                                          ----------   ------------
                                                               (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 42%) (see Note 3) ...............     $279,339     $377,947
   Other equity investments (20% - 50% owned) ........          975          966
                                                           --------     --------
       Total equity investments ......................      280,314      378,913
Marketable securities classified as available for sale        4,067        4,038
                                                           --------     --------
                                                           $284,381     $382,951
                                                           ========     ========


8.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                      MARCH 31,    DECEMBER 31,
                                        2002          2001
                                     ----------    -----------
                                         (IN THOUSANDS)
Accrued income taxes ............     $ 42,163     $ 53,364
Accrued interest ................       36,609       32,584
Accrued payroll .................       22,838       20,813
Other accrued expenses ..........       42,288       38,783
                                      --------     --------
                                      $143,898     $145,544
                                      ========     ========

8.   DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2002            2001
                                                                                     -----------     -------------
                                                                                            (IN THOUSANDS)
Secured bank facility:
   Term B loans, LIBOR plus 4% due September 2005 ..............................     $    97,661      $    97,706
   $100.0 million revolving line of credit, LIBOR plus 2% - 2.75% due March 2005              --               --
9.25% Senior notes due May 2006 ................................................         425,000          425,000
9.25% Senior notes due February 2008 ...........................................         500,000          500,000
10.5% Senior subordinated notes due May 2009 ...................................         200,000          200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share .............................................         250,000          250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share .............................................         258,750          258,750
Other debt .....................................................................          88,457           94,812
                                                                                     -----------      -----------
                                                                                       1,819,868        1,826,268
Less - Short-term borrowings and current portion of long-term debt .............         (53,969)         (54,815)
                                                                                     -----------      -----------
                                                                                     $ 1,765,899      $ 1,771,453
                                                                                     ===========      ===========

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $1.0 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively, in the accompanying consolidated statements of operations.

9.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings
Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options. For the three months ended March 31, 2002, 3.0 million stock options and the outstanding convertible notes and warrants were excluded from the computation of diluted earnings per share as a result of the antidilutive effect. For the three months ended March 31, 2001, 2.0 million stock options and the outstanding convertible notes and warrants were excluded from the computation of diluted earnings per share as a result of the antidilutive effect.

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

     We derived 95.6% and 60.2% of our wafer fabrication revenues from Texas Instruments (TI) for the three months ended March 31, 2002 and 2001, respectively. Total net revenues derived from TI accounted for 17.3% and 6.4% of our consolidated net revenues for the three months ended March 31, 2002 and 2001, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 11.5% and 14.2% of our consolidated net revenues for the three months ended March 31, 2002 and 2001, respectively.

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

                                                        PACKAGING         WAFER
                                                        AND TEST       FABRICATION        OTHER           TOTAL
                                                      -----------      -----------     -----------     -----------
Three Months Ended March 31, 2002
   Net revenues .................................     $   288,955      $    60,686              --     $   349,641
   Gross profit (loss) ..........................         (19,523)           6,052              --         (13,471)
   Operating income (loss) ......................         (76,134)           3,906              --         (72,228)

Three Months Ended March 31, 2001
   Net Revenues .................................     $   439,413      $    41,210     $        --     $   480,623
   Gross Profit .................................          77,972            3,813              --          81,785
   Operating Income (Loss) ......................          (7,221)           1,474              --          (5,747)

Total Assets
   March 31, 2002 ...............................       2,499,825          108,789         478,716       3,087,330
   December 31, 2001 ............................       2,540,020           87,953         595,345       3,223,318

     The following presents property, plant and equipment, net based on the location of the asset.

                                                      MARCH 31,    DECEMBER 31,
                                                        2002           2001
                                                     ----------    ------------
                                                           (IN THOUSANDS)
Property, Plant and Equipment, net
  United States ..................................   $   87,094     $   87,776
  Philippines ....................................      431,756        471,302
  Korea ..........................................      660,322        698,448
  Taiwan .........................................       92,236         90,088
  Japan ..........................................       36,257         35,074
  China ..........................................       11,178          9,093
  Other foreign countries ........................          675            493
                                                     ----------     ----------
                                                     $1,319,518     $1,392,274
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

     We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate amount payable by us, as of March 31, 2002, could be up to an additional $15.4 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

12.  SUBSEQUENT EVENTS

     In April 2002, we acquired the semiconductor assembly business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million payment at closing and an additional payment one year from the closing that cannot be less than 1.7 billion Japanese yen and cannot exceed 2.4 billion Japanese yen ($12.8 million to $18.1 million based on the spot exchange rate at March 31, 2002). Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's assembly and test operation in Kagoshima, Japan. The formation and structure of the acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We anticipate that the transaction will be completed in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future revenue and operating performance, (4) statements regarding the future of our relationship with ASI and utilization of the capacity of ASI's wafer fabrication facility and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

     Amkor is the world's largest subcontractor of semiconductor packaging and test services. The company has built a leading position through:

     o one of the industry's broadest offerings of packaging and test services,

     o expertise in the development and implementation of packaging and test technology,

     o long-standing relationships with customers, including many of the world's leading semiconductor companies, and

     o    expertise in high-volume manufacturing.

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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2001, there were 11 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 13 years when growth was 19% or greater. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996, 1998 and most recently beginning in the fourth quarter of 2000 and continuing through 2001. The semiconductor industry declined an estimated 32% in 2001. Semiconductor industry analysts are forecasting little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we expect significant quarter-to-quarter growth during 2002. In addition, industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004.

     While worldwide economic conditions remain sluggish, and the timing of a rebound in market demand is uncertain, there are several positive indicators for our business, namely (i) we are seeing additional evidence that semiconductor companies are accelerating their outsourcing strategies, (ii) inventories continue to be reduced throughout most of the supply chain and (iii) our customers' long-range forecasts have generally been building since the beginning of the year. On the basis of these positive indicators, we currently expect assembly and test revenues for the second quarter of 2002 to be approximately 20% higher than the first quarter of 2002, with a modest increase in wafer fabrication services revenue in the same period. We expect that demand for wafer fabrication services will continue to increase throughout the year in connection with Texas Instrument's announced strategy to outsource a larger part of their wafer requirements. We also expect Texas Instruments to fully utilize ASI's 0.18 micron capacity during 2002. Although, we expect our results will continue to be adversely impacted while the semiconductor industry fully recovers, we expect demand for our services to improve to profitable levels on a net income basis by the end of the fourth quarter of 2002. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our profitability. Prices for packaging and test services and wafer fabrication services have declined over time. Historically we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer.

     OVERVIEW OF OUR HISTORICAL RESULTS

Our Historical Relationship with ASI

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

     In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, but we continue to market ASI's wafer fabrication services. In May 2000 we committed to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of the each the packaging and test operations and the equity investment. We have invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999. We own 42% of the outstanding voting stock of ASI and report ASI's results in our financial statements through the equity method of accounting.

Our 2002 Acquisitions

     In January 2002, we acquired Agilent Technologies, Inc.'s assembly business related to semiconductor packages utilized in printers. The acquired tangible assets were integrated into our existing manufacturing facilities. The total purchase price of $2.8 million was financed from cash on hand and principally allocated to the tangible assets. Our results of operations were not significantly impacted by this acquisition. In April 2002, we acquired the semiconductor assembly business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property.

     Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's assembly and test operation in Kagoshima, Japan. The formation and structure of this acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We anticipate that the transaction with Fujitsu will be completed in the third quarter of 2002.

Our Venture with Toshiba Corporation

     As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement terminating two years subsequent to our acquisition of Toshiba's ownership interest in

Amkor Iwate. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.5 million to $30.1 million based on the spot exchange rate at March 31, 2002).

Our Acquisitions of Taiwan Semiconductor Technology Corporation and Sampo Semiconductor Corporation

     In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The results of TSTC and SSC have been included in the accompanying consolidated financial statements since the acquisition dates. Our results of operations were not significantly impacted by these acquisitions. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2002             2001
                                                      ----------       ---------
                                                            (UNAUDITED)
Net revenues ....................................       100.0%          100.0%
Gross profit (loss) .............................        (3.9)           17.0
Operating income (loss) .........................       (20.7)           (1.2)
Income (loss) before income taxes, equity in loss
   of investees and minority interest ...........       (31.4)          (10.0)
Net income (loss) ...............................       (53.7)          (14.4)


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Revenues. Net revenues decreased $130.9 million, or 27.3%, to $349.7 million in the three months ended March 31, 2002 from $480.6 million in the three months ended March 31, 2001. Packaging and test net revenues decreased 34.2% to $289.0 million in the three months ended March 31, 2002 from $439.4 million in the three months ended March 31, 2001. Wafer fabrication net revenues increased 47.3% to $60.7 million in the three months ended March 31, 2002 from $41.2 million in the three months ended March 31, 2001.

     The decrease in packaging and test net revenues for the three months ended March 31, 2002, excluding the impact of our acquisitions in Japan and Taiwan, was principally attributed to a 6.1% decrease in unit volumes and a 23% decline in average selling prices across all product lines as compared to the comparable period a year ago. This overall unit volume decrease was driven by a 10.5% decrease in our traditional leadframe business and a 0.9% unit volume decrease for advanced leadframe and laminate packages as a result of a broad based decrease in demand. The revenues of our Japanese acquisition, Amkor Iwate, for the three months ended March 31, 2002 declined $22.2 million compared to the three month ended March 31, 2001. Partially offsetting the declines in assembly and test net revenues, was the benefit of $17.8 million in net revenues for the three months ended March 31, 2002 related to our acquisitions in Taiwan.

     Prices for packaging and test services and wafer fabrication services have declined over time. Historically we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended March 31, 2002 as compared to the comparable period a year ago, the decline in average selling prices significantly impacted our gross margins.

     The increase in wafer fabrication net revenues was primarily attributed to a 133.9% increase in sales to Texas Instruments in the three months ended March 31, 2002 as compared with the three months ended March 31, 2001 partially offset by a decrease in demand from our other wafer fabrication services customers. We derived 95.6% and 60.2% of our wafer fabrication revenues from Texas Instruments
(TI) for the three months ended March 31, 2002 and 2001, respectively.

     Gross Profit (Loss). Gross profit decreased $95.3 million, or 116.5%, to a gross loss of $13.5 million in the three months ended March 31, 2002 from a gross profit of $81.8 in the three months ended March 31, 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin. As a result of 2001 acquisitions in Japan and Taiwan and geographic expansions, we substantially increased our fixed costs.

   Gross margins as a percentage of net revenues decreased 122.6% to a negative 3.9% of net revenues in the three months ended March 31, 2002 as compared to a positive 17.0% of net revenues in the three months ended March 31, 2001 principally as a result of the following:

     o Average selling price erosion across our product lines caused an estimated 101% decline in gross margins.

     o Our acquisitions in Taiwan and expansion into China contributed approximately 14% to the decline in gross margin as a result of these facilities ramping operations in anticipation of the expected increase in demand.

     o Decreasing unit volumes in the three months ended March 31, 2002 at our factories in Korea and the Philippines that caused an approximate 10% decline in gross margins as a result of the factories' substantial fixed and labor costs to be distributed over a smaller revenue base. This decline in gross margins is net of the benefit of our cost reduction initiatives to reduce labor and other factory overhead costs and includes approximately $2.5 million in severance costs in the Philippines.

     o The negative impacts on gross margins were partially offset by the benefit of increased gross profits with respect to our wafer fabrication services as compared to the prior period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.3 million, or 11.7%, to $47.7 million, or 13.6% of net revenues, in the three months ended March 31, 2002 from $54.0 million, or 11.2% of net revenues, in the three months ended March 31, 2001. The decrease in these costs was due to:

     o Decreased costs of $5.6 million principally related to our U.S. based administrative overhead cost reduction initiatives in the first and second quarters of 2001;

     o Decreased administrative overhead of $2.1 million in our facilities in Korea, the Philippines and Japan as a result of our cost reduction initiatives in the first and second quarters of 2001; and

     o Increased costs of $1.4 million related to the acquisitions in Taiwan and the commencement of operations in China.

     Research and Development. Research and development expenses decreased $2.4 million to $8.1 million, or 2.3% of net revenues, in the three months ended March 31, 2002 from $10.5 million, or 2.2% of net revenues, in the three months ended March 31, 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $20.8 million for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001.

     Other (Income) Expense. Other expenses, net decreased $4.8 million, to $37.7 million, or 10.8% of net revenues, in the three months ended March 31, 2002 from $42.5 million, or 8.8% of net revenues, in the three months ended March 31, 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $8.6 million. Net interest expense in the three months ended March 31, 2001 included $7.1 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February 2001 of term loans outstanding under our secured bank facility. Other expenses were negatively impacted by a change in foreign currency gains and losses of $3.3 million for the three months ended March 31, 2002 as compared with the corresponding period in the prior year.

     Provision (Benefit) for Income Taxes. Our effective tax rate in the three months ended March 31, 2002 and 2001 was a benefit of (20.5%) and 11.0%, respectively. The change in the effective tax rate in the three months ended March 31, 2002 was due to operating losses in jurisdictions for which there is no offsetting tax benefit from tax holidays as well as operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

     Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the three months ended March 31, 2002 of $2.1 million compared to $17.4 million in the three months ended March 31, 2001. Our share of ASI's net loss includes a $12.0 million net gain principally for the recovery or receivables from affiliated companies of ASI that had been previously reserved.

      As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $8.9 million for the three months ended March 31, 2002 as compared with the corresponding period.

     During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. Although we believe that ASI's stock price does not take into account all of the information relevant for determining the value of our investment in ASI, in view of the length of time ASI's stock price has traded below our carrying value, we elected to record an impairment charge. Amkor continues to explore opportunities to maximize the value of our investment in ASI.

LIQUIDITY AND CAPITAL RESOURCES

     Semiconductor industry analysts have forecasted little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we expect significant quarter-to-quarter growth during 2002. In addition, industry analysts have forecasted significant growth in the semiconductor industry in each of 2003 and 2004. While worldwide economic conditions remain sluggish, and the timing of a rebound in market demand is uncertain, we believe that there are several positive indicators for our business: (i) we are seeing additional evidence that semiconductor companies are accelerating their outsourcing strategies, (ii) inventories continue to be reduced throughout most of the supply chain, (iii) our customers' long-range forecasts have generally been building since the beginning of the year. On the basis of these positive indicators, we currently expect assembly and test revenues for the second quarter of 2002 to be approximately 20% higher than the first quarter of 2002, with a modest increase in wafer fabrication services revenue in the same period. We expect that demand for wafer fabrication services will continue to increase throughout the year in connection with Texas Instrument's announced strategy to outsource a larger part of their wafer requirements. We also expect Texas Instruments to fully utilize ASI's 0.18 micron capacity during 2002. Although, we expect our results will continue to be adversely impacted while the semiconductor industry fully recovers, we expect demand for our services to improve to profitable levels on a net income basis by the end of the fourth quarter of 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

     As a result of the adverse impact on our cash flows caused by the decline in demand for our products and services, net cash used by operating activities for the three months ended March 31, 2002 was $8.8 million. Comparatively, the net cash provided by operating activities for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 were $73.2 million, $61.0 million, $16.2 million and $10.1 million, respectively. Net cash used in investing activities during the three months ended March 31, 2002 and 2001 was $22.3 million and $78.6 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2002 and 2001 was $4.6 million and $119.9 million, respectively. Our cash and cash equivalents balance as of March 31, 2002 was $175.3 million, and we have up to $100 million available from our revolving line of credit.

     The reduced levels of operating cash flow in 2001 required us to renegotiate our existing bank debt covenants. In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured bank facilities. In connection with the September 2001 amendment, our revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. If the semiconductor industry and the demand for our services do not recover as we expect, we may not be able to remain in compliance with our financial covenants. In the event of default, we may not be able to cure the default or obtain a waiver, and our operations could be significantly disrupted and harmed. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us.

      During this industry downturn, our business strategy has been in part to enhance our financial flexibility. In February 2001 and May 2001, we raised $500.0 million through the sale of 9.25% senior notes due 2008 and $250.0 million through the sale of 5.75% convertible subordinated notes due 2006, respectively. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, following our announced plan to redeem these notes, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2002, we had a total of $1,819.9 million debt and had available to us a $100.0 million revolving line of credit under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt principally interest. For the three months ended March 31, 2002, interest expense payable in cash was $35.1 million.

     As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend up to $100.0 million in total capital expenditures in 2002, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. Our secured bank facility restricts our future capital expenditures to $25.0 million per quarter for five quarters beginning with the quarter ending December 31, 2001. We are evaluating business opportunities that could require us to increase our capital expenditures beyond what is permitted under the secured bank facility; accordingly, we may need to renegotiate our bank debt covenants. During the three months ended March 31, 2002 and 2001, we made capital expenditures of $19.7 million and $71.8 million, respectively. During the year ended December 31, 2001 and 2000, we made capital expenditures of $158.7 million and $480.1 million, respectively.

     Our business strategy during the current industry downturn and previously has been to diversify our operations geographically. In January 2002, we acquired Agilent Technologies, Inc.'s assembly business related to semiconductor packages utilized in printers. The total purchase price of $2.8 million was financed from cash on hand and was principally allocated to the tangible assets. In April 2002, we acquired the semiconductor assembly business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million payment at closing and an additional payment one year from the closing that cannot be less than 1.7 billion Japanese yen and cannot exceed 2.4 billion Japanese yen ($12.8 million to $18.1 million based on the spot exchange rate at March 31, 2002). Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's assembly and test operation in Kagoshima, Japan. The formation and structure of the acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We anticipate that the transaction will be completed in the third quarter of 2002. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation
(SSC) in Taiwan. The combined purchase price, including the settlement of a January 2002 earn-out provision, was paid with the issuance of 6.7 million shares of our common stock valued at $123.1 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase within three years. The share purchase price will be determined based on the performance of the joint venture during the three-year period, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($7.5 million to $30.1 million based on the spot exchange rate at March 31, 2002).

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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K. Our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of March 31, 2002 and December 31, 2001, the accrual for current taxes and estimated additional taxes was $42.2 million and $53.4 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

Valuation of Long-Lived Assets. We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant under-performance relative to expected historical or projected future operating results;

     o    significant changes in the manner of our use of the asset;

     o    significant negative industry or economic trends; and

     o    our market capitalization relative to net book value.

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

     Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our assembly assets having estimated useful lives of four years. We are evaluating the estimated useful lives of our lower technology assembly assets that are not subject to rapid obsolescence to assess whether a longer life is more appropriate. Our evaluation of the estimated useful lives of such assembly equipment will consider the following:

     o    expected future cash flows;

     o    prevailing industry practice;

     o    consultations with an independent appraisal firm;

     o    consultations with equipment manufacturers; and

     o    historical experience.

     We believe that our principal competitors depreciate their assembly assets over periods six to eight years. If we were to change the estimated useful lives such a change would be considered a change in estimate and would be accounted for prospectively in the period of change and future periods.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

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

     The stock prices for semiconductor companies, including ASI and its competitors, have experienced significant volatility during 2000, 2001 and 2002 driven by the weakness in the demand for semiconductors and the anticipation of the recovery of such demand. This decline in demand has negatively affected ASI's operations and the market value of ASI's stock. We evaluated the carrying amount of this investment quarterly throughout 2001 and continue to evaluate it on an ongoing basis. As part of this evaluation, we consider a number of positive and negative factors affecting ASI's business and the value of our investment in ASI including:

     o    ASI's stock price;

     o    Stock prices of ASI's competitors;

     o    Operating results of ASI;

     o    Current conditions and trends in the semiconductor industry;

     o    Current operating outlook for ASI;

     o    Other indicators of ASI's value; and

     o    Our plans and ability hold this investment.

     During 2001, we concluded that the positive factors indicating a temporary decline in the market value of our investment in ASI outweighed the negative factors and that an impairment charge was not warranted. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. Although we believe that ASI's stock price does not take into account all of the information relevant for determining the value of our investment in ASI, in view of the length of time ASI's stock price has traded below our carrying value, we elected to record an impairment charge. Amkor continues to explore opportunities to maximize the value of our investment in ASI. A more thorough evaluation of the positive and negative factors we considered follows.

     The decline in ASI's stock price began in the third quarter of 2000 concurrent with the unprecedented downturn in the semiconductor industry. Although we have historically observed a cyclical pattern in the semiconductor industry over time where demand for semiconductors has declined temporarily before returning to or exceeding prior levels, the magnitude and duration of the most recent decline in the semiconductor industry was greater and longer than we and industry analysts forecasted. We believe that the bottom of this cycle for the semiconductor industry occurred during the third quarter of 2001. The share prices of ASI and its competitors began to rebound in the fourth quarter of 2001 from a low point at September 30, 2001 and continued to improve in 2002. ASI's stock price increased from $1.77 per share at September 30, 2001 to $4.29 per share at December 31, 2001 and reached a high point of $8.04 per share (which price was above the carrying price per share of our investment in ASI) on January 10, 2002. At March 31, 2002 ASI's stock price was $5.85 per share and it subsequently declined to $3.94 per share as of April 30, 2002. Based on ASI's closing share price on April 30, 2002, the unrealized loss on our investment was $91.5 million. In the absence of other compelling evidence regarding the value of our investment in ASI, should ASI's stock price continue to trade below our carrying value during the third or fourth quarter of

2002, we would expect to record an additional impairment charge equal to the difference between our carrying value and ASI's stock price.

     Although we view ASI's stock price as a significant indicator of value, we believe that this price does not take into account all of the information relevant for determining the value of our investment in ASI. In particular, the trading price for shares of ASI's stock does not reflect any premium value which should be associated with owning a substantial portion of the outstanding shares of ASI. In addition, we believe that ASI's stock price does not reflect the information we have obtained in evaluating ASI's long-term operating results, including possible transactions to restructure ASI or our investment in ASI.

     As part of our analysis of the value of our investment in ASI, we review the long-term operating prospects for ASI based upon forecasts for the semiconductor industry, forecasts that we receive from our customers and our reviews of ASI's business. Semiconductor industry analysts are forecasting little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we expect significant quarter-to-quarter growth during 2002. In addition, industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. ASI's significant losses in 2001 were consistent with the steep and significant decline in overall demand for semiconductors during 2001. The sequential quarter to quarter growth in ASI's wafer foundry sales from the second quarter of 2001 to the first quarter of 2002 was 20.1%, 18.5% and 10.2%, respectively. Utilization rates for the major foundry companies, including ASI, have been increasing steadily over the past several quarters. Based on rolling six-month forecasts which we regularly receive from our semiconductor wafer fabrication services customers and increased orders for wafer fabrication services in the last two quarters from Texas Instruments, our primary wafer fabrication services customer, we expect ASI's business to continue to improve as the semiconductor market recovers in 2002. We expect ASI's business to also be bolstered by increasing utilization of
0.18 micron technology, which is the principal technology employed by ASI's wafer foundry. Industry analysts expect utilization rates for 0.18-micron processing technology to continue to increase throughout 2002. We believe ASI has sufficient cash on hand and debt capacity to sustain operations until the anticipated recovery of its operations is realized.

     In evaluating the value of our investment in ASI, we also prepared discounted cash flow analyses for ASI based on ASI projections. These projections were based primarily on regular six-month customer forecasts provided by Texas Instruments and other customers, as well as the expectations of semiconductor industry analysts. Our cash flow analyses have indicated that our investment in ASI has a value greater than our current carrying value.

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

Valuation of Inventory. In general we order raw materials based on customers' forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and accordingly if we believe that it is probable that we will not be able to recover such costs we adjust our reserve estimate. Additionally, our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     The following section discloses the known material risks facing our company. Additional risks and uncertainties that are presently unknown to us or that we currently deem immaterial may also impair our business operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES - WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

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

CONDITIONS IN THE SEMICONDUCTOR INDUSTRY WEAKENED SIGNIFICANTLY IN 2001 AND MAY NOT RECOVER AS EXPECTED - WE HAVE BEEN, AND MAY CONTINUE TO BE, AFFECTED BY THESE TRENDS.

     The semiconductor industry weakened significantly in 2001 and conditions are expected to improve in 2002. The significant uncertainty throughout the industry related to market demand is hindering the visibility throughout the supply chain and that lack of visibility makes it difficult to forecast the recovery of the semiconductor industry. There can be no assurance that overall industry conditions will recover in 2002, or, if industry conditions do not recover, what impact the lack of a recovery would have on our business.

FLUCTUATIONS IN OPERATING RESULTS - OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL.

     Our operating results have varied significantly from period to period. Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others:

     o    evolutions in the life cycles of our customers' products,

     o    changes in our capacity utilization,

     o the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors,

     o the short-term nature of our customers' commitments, timing and volume of orders relative to our production capacity,

     o    rescheduling and cancellation of large orders,

     o    erosion of packaging selling prices,

     o    fluctuations in wafer fabrication service charges paid to ASI,

     o changes in costs, availability and delivery times of raw materials and components and changes in costs and availability of labor,

     o    fluctuations in manufacturing yields,

     o    changes in semiconductor package mix,

     o    timing of expenditures in anticipation of future orders,

     o    availability and cost of financing for expansion,

     o    ability to develop and implement new technologies on a timely basis,

     o    competitive factors,

     o    changes in effective tax rates,

     o    loss of key personnel or the shortage of available skilled workers,

     o    international political, economic or terrorist events,

     o    currency and interest rate fluctuations,

     o    environmental events, and

     o    intellectual property transactions and disputes.

DECLINING AVERAGE SELLING PRICES - THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Prices for packaging and test services and wafer fabrication services have declined over time. Historically we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended March 31, 2002 as compared to the comparable period a year ago, the decline in average selling prices significantly impacted our gross margins. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS - OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of March 31, 2002, total debt was $1,819.9 million. We have a $100.0 million revolving line of credit of which no amounts were drawn as of March 31, 2002. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

     Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. Our substantial indebtedness could:

     o increase our vulnerability to general adverse economic and industry conditions;

     o limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

     o require us to dedicate a substantial portion of our cash flow from operations to service interest and principal payments on our debt;

     o limit our flexibility to react to changes in our business and the industry in which we operate;

     o place us at a competitive disadvantage to any of our competitors that have less debt; and

     o limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

RELATIONSHIP WITH ASI - OUR BUSINESS PERFORMANCE CAN BE ADVERSELY AFFECTED BY ASI'S FINANCIAL PERFORMANCE OR A DISRUPTION IN THE WAFER FABRICATION SERVICES ASI PROVIDES TO US.

     As of March 31, 2002 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

     Our wafer fabrication business depends on ASI providing wafer fabrication services on a timely basis. If ASI was to significantly reduce or curtail its operations for any reason, or if our relationship with ASI was to be disrupted for any reason, our wafer fabrication business would be harmed. We may not be able to identify and qualify alternate suppliers of wafer fabrication services quickly, if at all. In addition, we currently have no other qualified third party suppliers of wafer fabrication services and do not have any plans to qualify additional third party suppliers.

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

ABSENCE OF BACKLOG - WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND FALLS SUDDENLY.

     Our packaging and test business does not typically operate with any material backlog. We expect that in the future our quarterly net revenues from packaging and test will continue to be substantially dependent upon our customers' demand in that quarter. None of our customers has committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period. In addition, our customers could reduce, cancel or delay their purchases of packaging and test services. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS - WE DEPEND ON OUR FACTORIES IN THE PHILIPPINES, KOREA, JAPAN, TAIWAN AND CHINA. MANY OF OUR CUSTOMERS' AND VENDORS' OPERATIONS ARE ALSO LOCATED OUTSIDE OF THE U.S.

     We provide packaging and test services through our factories located in the Philippines, Korea, Japan, Taiwan and China. We also source wafer fabrication services from ASI's wafer fabrication facility in Korea. Moreover, many of our customers' and vendors' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

     o    regulatory limitations imposed by foreign governments;

     o    fluctuations in currency exchange rates;

     o    political and terrorist risks;

     o disruptions or delays in shipments caused by customs brokers or government agencies;

     o unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

     o    difficulties in staffing and managing foreign operations; and

     o potentially adverse tax consequences resulting from changes in tax laws.

DIFFICULTIES INTEGRATING ACQUISITIONS - WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR EXPANSION PLANS.

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

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS - OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

     Our wafer fabrication business depends significantly upon Texas Instruments. The amended Manufacturing and Purchasing Agreement with Texas instruments requires Texas Instruments to purchase from us at least 40% of ASI's wafer fabrication facility's capacity in the quarter ending March 31, 2002, 30% of such capacity in the quarter ending June 30, 2002, and 20% of such capacity in each subsequent quarter, and, under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we cannot assure you that Texas Instruments will meet its purchase obligations in the future. As a result of the weakness in the semiconductor industry, Texas Instruments and our other customers' demand for the output of ASI's wafer foundry decreased significantly in 2001. Texas Instruments did not meet the minimum purchase commitment throughout the twelve months ended December 31, 2001. Texas Instruments has made certain concessions to us to partially mitigate the shortfall in its purchases. If Texas Instruments fails to meet its purchase obligations, our company and ASI's businesses could be harmed.

     Texas Instruments has transferred certain of its complementary metal oxide silicon ("CMOS") process technologies to ASI, and ASI is dependent upon Texas Instruments' assistance for developing certain other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover 0.35 micron, 0.25 micron, and 0.18 micron CMOS process technology. Texas Instruments has provided ASI a license to use wafer fabrication-related trade secrets for non-Texas Instruments products. Texas Instruments has not granted ASI a license to Texas Instruments patents, copyrights, or maskworks. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

       In order for the Manufacturing and Purchasing Agreement and the technology assistance agreements we and ASI have entered into with Texas Instruments to continue until December 31, 2007, Amkor, ASI and Texas Instruments would have to enter into a new technology assistance agreement by December 31, 2002. However, the advanced wafer fabrication technology that would be licensed under this agreement would require ASI either to (i) invest in excess of $400 million to refurbish its existing manufacturing facility, requiring the shutdown of part or all of its existing facility during the period of refurbishment, (ii) obtain access to a new or existing manufacturing facility owned by a third party that could support the advanced technology, or (iii) build and equip a new manufacturing facility, which would require substantially greater capital investment by ASI than the other options. We cannot be certain that Amkor and ASI will be able to negotiate successfully a new technical assistance agreement with Texas Instruments.

Moreover, we believe that it will be extremely difficult for ASI to finance, acquire and equip the necessary manufacturing facility to deploy the advanced wafer fabrication technology that would be transferred by Texas Instruments. If the Manufacturing and Purchasing Agreement and the technology assistance agreements with Texas Instruments were to be terminated, we cannot be certain what the nature of Amkor's and ASI's business relationship, if any, would be with Texas Instruments. If Texas Instruments was to significantly reduce or terminate its purchase of ASI's wafer fabrication services, our wafer fabrication business would be seriously harmed.

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

COMPETITION - WE COMPETE AGAINST ESTABLISHED COMPETITORS IN BOTH THE PACKAGING AND TEST BUSINESS AND THE WAFER FABRICATION BUSINESS.

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

     The subcontracted wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with other subcontractors of semiconductor wafers, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and has been operating for some time. Many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. If we cannot compete successfully in the future against existing or potential competitors, our operating results will suffer.

ENVIRONMENTAL REGULATIONS - FUTURE ENVIRONMENTAL REGULATIONS COULD PLACE ADDITIONAL BURDENS ON OUR MANUFACTURING OPERATIONS.

     The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign manufacturing facilities, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the United States, as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.

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

PROTECTION OF INTELLECTUAL PROPERTY - WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     As of April 30, 2002, we held 124 U.S. patents, had 261 pending patents and were preparing an additional 13 patent applications for filing. In addition to the U.S. patents, we held 445 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes a valid claim against us, we could be required to:

     o    discontinue the use of certain processes;

     o    cease the manufacture, use, import and sale of infringing products;

     o    pay substantial damages;

     o    develop non-infringing technologies; or

     o    acquire licenses to the technology we had allegedly infringed.

CONTINUED CONTROL BY EXISTING STOCKHOLDERS - MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN DETERMINE THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of April 30, 2002, Mr. James Kim and members of his family beneficially owned approximately 44.6% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

STOCK PRICE VOLATILITY

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     o actual or anticipated quarter-to-quarter variations in operating results;

     o announcements of technological innovations or new products and services by Amkor or our competitors;

     o    general conditions in the semiconductor industry;

     o    changes in earnings estimates or recommendations by analysts;

     o    developments affecting ASI; and

     o    other events or factors, many of which are out of our control.

     In addition, the stock market in general, and the Nasdaq National Market and the markets for technology companies in particular, have experienced extreme price and volume fluctuations. This volatility has affected the market prices of securities of companies like ours for reasons that have often been unrelated or disproportionate to such companies' operating performance. These broad market fluctuations may adversely affect the market price of our common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

     Our company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risks

     Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won and Japanese yen. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos, won and yen. Our use of derivatives instruments including forward exchange contracts has been insignificant throughout 2001 and 2000 and we expect our use of derivative instruments to continue to be minimal.

     The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at March 31, 2002 and December 31, 2001, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $6.5 million and $3.9 million, respectively, in peso-based net assets.

     The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at March 31, 2002 and December 31, 2001, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $3.5 million and $3.8 million, respectively, in won-based net assets.

     The yen-based financial instruments primarily consist of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Our exposure to the yen is principally a result of our 2001 acquisition of Amkor Iwate Corporation. Based on the portfolio of yen-based assets and liabilities at March 31, 2002 and December 31, 2001, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $16.4 million and $15.6 million, respectively, in yen-based net liabilities.

Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of March 31, 2002, we had a total of $1,819.9 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of March 31, 2002. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2001, we had a total of $1,826.3 million debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2002.

                                            YEAR ENDING DECEMBER 31,
                               ------------------------------------------------
                                                                                                              FAIR
                                2002       2003      2004      2005      2006    THEREAFTER    TOTAL          VALUE
                               -------   -------   -------   -------   --------  ----------  ----------    ----------
Long-term debt:
  Fixed rate debt .........    $13,343   $10,966        --        --   $675,000   $958,750   $1,658,059    $1,564,493
  Average interest rate....       4.0%      4.0%                           8.0%      8.4%         8.1%

  Variable rate debt ......    $40,377   $19,067   $55,259   $42,069   $  2,852   $  2,183   $  161,807    $  161,807
  Average interest rate ...       1.8%      5.9%      5.9%      5.9%       4.8%       4.1%         4.8%


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


                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. On January 10, 2002, we issued 1.8 million shares of our common stock to the stockholders of SSC in connection with our acquisition of SSC and the settlement of an earn-out provision that provided for additional purchase price. The shares were issued in reliance in part on Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in part in reliance on Regulation 903 promulgated under the Securities Act, based on representations that all of the stockholders of SSC who received our common stock were either accredited investors or non-U.S. persons. The combined purchase price, including the settlement of the January 2002 earn-out provision, was paid with the issuance of a total of 6.7 million shares of our common stock valued at $123.1 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
-------      ----------------------
12.1         Computation of Ratio of Earnings to Fixed Charges

(b) REPORTS ON FORM 8-K

    We filed no reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended March 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            AMKOR TECHNOLOGY, INC.

                                            By: /s/ KENNETH T. JOYCE
                                                --------------------------------
                                                Kenneth T. Joyce
                                                Chief Financial Officer
                                                (Principal Financial,
                                                Chief Accounting Officer and
                                                Duly Authorized Officer)

                                            Date:  May 14, 2002