Form 10-Q
period 2002-06-30
AMKOR TECHNOLOGY INC
filed 2002-08-14
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

      The number of outstanding shares of the registrant's Common Stock as of July 31, 2002 was 164,489,328.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                        FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED

                                                                  JUNE 30,                            JUNE 30,
                                                        ---------------------------         ---------------------------
                                                          2002              2001              2002              2001
                                                        ---------         ---------         ---------         ---------
                                                                (UNAUDITED)                         (UNAUDITED)
Net revenues ...................................        $ 409,884         $ 350,169         $ 759,525         $ 830,792
Cost of revenues -- including purchases from ASI          397,503           342,158           760,615           740,996
                                                        ---------         ---------         ---------         ---------
Gross profit (loss) ............................           12,381             8,011            (1,090)           89,796
                                                        ---------         ---------         ---------         ---------

Operating expenses:
   Selling, general and administrative .........           49,607            51,365            97,294           105,359
   Research and development ....................            8,769             8,135            16,913            18,637
   Loss on disposal of fixed assets ............            1,438               398             3,112             1,522
   Amortization of acquired intangibles ........            1,743             1,181             2,995             2,339
   Amortization of goodwill ....................               --            19,392                --            40,146
   Special charges .............................          268,166                --           268,166                --
                                                        ---------         ---------         ---------         ---------
      Total operating expenses .................          329,723            80,471           388,480           168,003
                                                        ---------         ---------         ---------         ---------
Operating loss .................................         (317,342)          (72,460)         (389,570)          (78,207)
                                                        ---------         ---------         ---------         ---------

Other expense (income):
   Interest expense, net .......................           37,434            40,411            73,619            85,206
   Foreign currency loss .......................              702             2,375             2,705             1,065
   Other expense (income), net .................             (489)             (455)             (987)           (1,411)
                                                        ---------         ---------         ---------         ---------
      Total other expense ......................           37,647            42,331            75,337            84,860
                                                        ---------         ---------         ---------         ---------
Loss before income taxes, equity in loss
   of investees and minority interest ..........         (354,989)         (114,791)         (464,907)         (163,067)
Provision (benefit) for income taxes ...........          (25,440)          (25,673)          (47,973)          (30,983)
Equity in loss of investees ....................          (10,111)          (26,345)          (12,205)          (52,593)
Loss on impairment of equity investment ........          (42,960)               --          (139,536)               --
Minority interest ..............................             (908)             (828)           (2,661)             (828)
                                                        ---------         ---------         ---------         ---------
Net loss .......................................        $(383,528)        $(116,291)        $(571,336)        $(185,505)
                                                        =========         =========         =========         =========

Per Share Data:
   Basic net loss per common share .............        $   (2.33)        $   (0.76)        $   (3.49)        $   (1.21)
                                                        =========         =========         =========         =========

   Diluted net loss per common share ...........        $   (2.33)        $   (0.76)        $   (3.49)        $   (1.21)
                                                        =========         =========         =========         =========

   Shares used in computing basic net loss
     per common share ..........................          164,281           153,950           163,529           153,068
                                                        =========         =========         =========         =========

   Shares used in computing diluted net loss
     per common share ..........................          164,281           153,950           163,529           153,068
                                                        =========         =========         =========         =========



        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2002                2001
                                                                                -----------         -----------
                                                                                (UNAUDITED)
                                      ASSETS

Current assets:
   Cash and cash equivalents ...........................................        $   161,938         $   200,057
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $6,912 and $6,842            253,625             211,419
      Due from affiliates ..............................................                711                 871
      Other ............................................................              9,236               8,953
   Inventories .........................................................             80,158              73,784
   Other current assets ................................................             42,014              37,106
                                                                                -----------         -----------
         Total current assets ..........................................            547,682             532,190
                                                                                -----------         -----------
Property, plant and equipment, net .....................................          1,082,764           1,392,274
                                                                                -----------         -----------
Investments ............................................................            231,336             382,951
                                                                                -----------         -----------
Other assets:
   Due from affiliates .................................................             21,775              20,518
   Goodwill ............................................................            624,047             659,130
   Acquired intangibles, net ...........................................             49,121              37,050
   Deferred taxes ......................................................            154,013             108,064
   Other ...............................................................             84,122              91,141
                                                                                -----------         -----------
                                                                                    933,078             915,903
                                                                                -----------         -----------
         Total assets ..................................................        $ 2,794,860         $ 3,223,318
                                                                                ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ......................................................        $    10,189         $     5,116
   Short-term borrowings and current portion of long-term debt .........             58,625              54,815
   Trade accounts payable ..............................................            176,198             148,923
   Due to affiliates ...................................................             37,166              16,936
   Accrued expenses ....................................................            171,867             145,544
                                                                                -----------         -----------
         Total current liabilities .....................................            454,045             371,334
Long-term debt .........................................................          1,761,582           1,771,453
Other noncurrent liabilities ...........................................             78,168              64,077
                                                                                -----------         -----------
         Total liabilities .............................................          2,293,795           2,206,864
                                                                                -----------         -----------

Commitments and contingencies

Minority interest ......................................................             10,576               7,737
                                                                                -----------         -----------

Stockholders' equity:
   Preferred stock .....................................................                 --                  --
   Common stock ........................................................                165                 162
   Additional paid-in capital ..........................................          1,168,221           1,123,541
   Accumulated deficit .................................................           (678,311)           (106,975)
   Receivable from stockholder .........................................             (3,276)             (3,276)
   Accumulated other comprehensive income (loss) .......................              3,690              (4,735)
                                                                                -----------         -----------
         Total stockholders' equity ....................................            490,489           1,008,717
                                                                                -----------         -----------
         Total liabilities and stockholders' equity ....................        $ 2,794,860         $ 3,223,318
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

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                    RETAINED    RECEIVABLE  COMPREHENSIVE              COMPREHENSIVE
                                        COMMON STOCK     PAID-IN    EARNINGS       FROM        INCOME                     INCOME
                                      SHARES    AMOUNT   CAPITAL    (DEFICIT)   STOCKHOLDER    (LOSS)        TOTAL        (LOSS)
                                      -------   ------  ----------  ---------   ----------- ------------- -----------  -------------
Balance at December 31, 2000 ......   152,118    $152   $  975,026  $ 343,886     $(3,276)     $  (954)   $ 1,314,834
  Net income (loss) ...............        --      --           --   (185,505)         --           --       (185,505)   $(185,505)
  Cumulative translation adjustment        --      --           --         --          --         (760)          (760)        (760)
                                                                                                                         ---------
  Comprehensive loss ..............                                                                                      $(186,265)
                                                                                                                         =========
  Issuance of stock through
   employee stock purchase plan and
   stock options                          533       1        6,869         --          --           --          6,870
  Debt conversion .................     3,716       3       48,962         --          --           --         48,965
                                      -------    ----   ----------  ---------     -------      -------    -----------
Balance at June 30, 2001  .........   156,367    $156   $1,030,857  $ 158,381     $(3,276)     $(1,714)   $ 1,184,404
                                      =======    ====   ==========  =========     =======      =======    ===========


Balance at December 31, 2001 ......   161,782    $162   $1,123,541  $(106,975)    $(3,276)     $(4,735)   $ 1,008,717
  Net income (loss) ...............        --      --           --   (571,336)         --           --       (571,336)   $(571,336)
  Unrealized loss on investments,
   net of tax .....................        --      --           --         --          --           (6)            (6)          (6)
  Cumulative translation adjustment        --      --           --         --          --        8,431          8,431        8,431
                                                                                                                         ---------
  Comprehensive loss ..............                                                                                      $(562,911)
                                                                                                                         =========
  Issuance of stock for
   acquisitions ...                     1,827       2       35,200         --          --           --         35,202
  Issuance of stock through
   employee stock purchase plan and
   stock options                          880       1        9,480         --          --           --          9,481
                                      -------    ----   ----------  ---------     -------      -------    -----------
Balance at June 30, 2002 ..........   164,489    $165   $1,168,221  $(678,311)    $(3,276)     $ 3,690    $   490,489
                                      =======    ====   ==========  =========     =======      =======    ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                ---------         ---------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net income (loss) ....................................................        $(571,336)        $(185,505)
   Adjustments to reconcile net income to net cash provided
   by operating activities --
   Depreciation and amortization .......................................          189,139           216,586
   Special charges .....................................................          268,166                --
   Deferred debt issuance costs ........................................            4,115            14,124
   Provision for accounts receivable ...................................               70              (588)
   Provision for excess and obsolete inventory .........................           (2,245)           11,628
   Deferred income taxes ...............................................          (42,509)             (155)
   Equity in (income) loss of investees ................................           12,205            52,593
   Loss on impairment of equity investment .............................          139,536                --
   Loss on sale of fixed assets ........................................            3,112             1,522
   Minority interest ...................................................            2,661               828
  Changes in assets and liabilities excluding effects of acquisitions --
   Accounts receivable .................................................          (36,275)           73,369
   Other receivables ...................................................             (283)           (1,433)
   Inventories .........................................................           (3,215)           24,014
   Due to/from affiliates, net .........................................           19,133           (21,705)
   Other current assets ................................................           (3,522)           (6,054)
   Other noncurrent assets .............................................            2,800             2,875
   Accounts payable ....................................................           22,860             9,300
   Accrued expenses ....................................................            8,062           (60,913)
   Other long-term liabilities .........................................            5,449             3,722
                                                                                ---------         ---------
     Net cash provided by operating activities .........................           17,923           134,208
                                                                                ---------         ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment ...........................          (51,323)         (112,664)
  Acquisitions, net of cash acquired ...................................          (10,797)           (7,338)
  Proceeds from the sale of property, plant and equipment ..............            1,243               793
  Proceeds from the sale (purchase) of investments .....................             (132)             (161)
                                                                                ---------         ---------
     Net cash used in investing activities .............................          (61,009)         (119,370)
                                                                                ---------         ---------

Cash flows from financing activities:
  Net change in bank overdrafts and short-term borrowings ..............            2,767               764
  Net proceeds from issuance of long-term debt .........................               --           750,995
  Payments of long-term debt ...........................................           (9,740)         (527,440)
  Proceeds from issuance of stock through employee stock
   purchase plan and stock options .....................................            9,481             6,870
                                                                                ---------         ---------
     Net cash provided by financing activities .........................            2,508           231,189
                                                                                ---------         ---------

Effect of exchange rate fluctuations on cash and cash equivalents ......            2,459              (409)
                                                                                ---------         ---------

Net increase (decrease) in cash and cash equivalents ...................          (38,119)          245,618
Cash and cash equivalents, beginning of period .........................          200,057            93,517
                                                                                ---------         ---------
Cash and cash equivalents, end of period ...............................        $ 161,938         $ 339,135
                                                                                =========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest ............................................................        $  71,516         $  68,899
   Income taxes ........................................................        $   2,700         $    (158)


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

      Basis of Presentation. The consolidated financial statements and related disclosures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2001 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

      Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, the continuing negative impacts of the unprecedented industry downturn in 2001, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long- and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc. (ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of ASI as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

      Recent Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred rather than when a company commits to such an activity. We will adopt SFAS No. 146 beginning with exit or disposal activities that are initiated after December 31, 2002.

2. SPECIAL CHARGES

      Special charges consist of the following:

                                                                     JUNE 30,
                                                                       2002
                                                                  -------------
                                                                  (IN THOUSANDS)
Impairment of long-lived assets (Note 4).........................   $ 190,266
Impairment of goodwill (Note 3)..................................      73,080
Lease termination and other exit costs (Note 5)..................       4,820
                                                                    ---------
                                                                    $ 268,166
                                                                    =========

3. SFAS NO. 141, BUSINESS COMBINATIONS AND SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. For existing acquisitions, the provisions of SFAS No. 142 were effective as of January 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption of SFAS No. 142, goodwill be tested for impairment at the reporting unit level as of the date of adoption.

      We adopted SFAS No. 142 as of January 1, 2002 and we reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally at adoption of SFAS No. 142, we stopped amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI accounted for under the equity method of accounting. The unaudited as adjusted financial information below assumes that the cessation of amortization occurred as of January 1, 2001.

                                          FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                                        JUNE 30,
                                   ------------------------------------------      ------------------------------------------
                                                                  AS ADJUSTED                                     AS ADJUSTED
                                     2002            2001            2001            2002            2001            2001
                                   ---------       ---------      -----------      ---------       ---------      -----------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net revenues ................      $ 409,884       $ 350,169       $ 350,169       $ 759,525       $ 830,792       $ 830,792
Cost of revenues -- including
  purchases from ASI ........        397,503         342,158         342,158         760,615         740,996         740,996
                                   ---------       ---------       ---------       ---------       ---------       ---------
Gross profit (loss) .........         12,381           8,011           8,011          (1,090)         89,796          89,796
Operating expenses ..........        329,723          80,471          61,079         388,480         168,003         127,857
                                   ---------       ---------       ---------       ---------       ---------       ---------
Operating loss ..............       (317,342)        (72,460)        (53,068)       (389,570)        (78,207)        (38,061)
Other expense, net ..........         37,647          42,331          42,331          75,337          84,860          84,860
                                   ---------       ---------       ---------       ---------       ---------       ---------
Loss before income taxes,
  equity in loss of investees
  and minority interest .....       (354,989)       (114,791)        (95,399)       (464,907)       (163,067)       (122,921)
Provision (benefit) for

  income taxes ..............        (25,440)        (25,673)        (25,673)        (47,973)        (30,983)        (30,983)
Equity in loss of investees .        (53,071)        (26,345)        (17,392)       (151,741)        (52,593)        (34,777)
Minority interest ...........           (908)           (828)           (828)         (2,661)           (828)           (828)
                                   ---------       ---------       ---------       ---------       ---------       ---------
Net loss ....................      $(383,528)      $(116,291)      $ (87,946)      $(571,336)      $(185,505)      $(127,543)
                                   =========       =========       =========       =========       =========       =========
Basic net loss per share ....      $   (2.33)      $   (0.76)      $   (0.57)      $   (3.49)      $   (1.21)      $   (0.83)
                                   =========       =========       =========       =========       =========       =========
Diluted net loss per share ..      $   (2.33)      $   (0.76)      $   (0.57)      $   (3.49)      $   (1.21)      $   (0.83)
                                   =========       =========       =========       =========       =========       =========


As of the adoption date of the standard, we have reassessed the useful lives of our identified intangibles and they continue to be appropriate. Goodwill and other intangible assets are attributable to two reporting units, packaging and test services. We completed the initial impairment test during the second quarter of 2002. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows.

      SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several non-core packaging services assets remained at low utilization rates during the second quarter of 2002 and are no longer expected to reach previously anticipated utilization levels. As discussed in Note 4 we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows.

The changes in the carrying value of goodwill by reporting unit are as follows:

                                    PACKAGING          TEST
                                     SERVICES        SERVICES           TOTAL
                                    ---------        --------         ---------
                                                  (IN THOUSANDS)
Balance as of January 1, 2002        $586,344        $ 72,786         $ 659,130
Goodwill acquired ...........          35,202              --            35,202
Goodwill impairment .........              --         (73,080)          (73,080)
Translation adjustments .....           2,501             294             2,795
                                     --------        --------         ---------
Balance as of June 30, 2002 .        $624,047        $     --         $ 624,047
                                     ========        ========         =========

4. SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized a $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows.

5. RESTRUCTURING CHARGE

      During the second quarter of 2002, we consolidated some of our U.S. office locations and closed our San Jose test facility. Test development is now centralized in our primary test development center in Wichita, Kansas. These activities were designed to reduce expenses and enhance operational efficiencies. In connection with these activities we recognized $4.8 million in lease cancellation costs and other facility exit expenses.

6. ACQUISITIONS

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchased price as well as contingent payments, which together cannot be less than 1.7 billion Japanese yen and cannot exceed 2.4 billion Japanese yen ($14.2 million to $20.0 million based on the spot exchange rate at June 30, 2002). If we make the additional contingent payments of 700 million Japanese yen ($5.8 million based on the spot exchange rate at June 30, 2002), we will record them as additional amounts of purchase price effective as of the date the contingency is resolved in January 2003. In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

      Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan. The formation and structure of the acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We currently anticipate that the transaction will be completed in the fourth quarter of 2002.

      In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The acquired tangible assets were integrated into our existing manufacturing facilities. The purchase price was principally allocated to the tangible assets of our packaging services reporting unit. Our results of operations were not significantly impacted by this acquisition.

      In July 2001, we acquired, in separate transactions, 69% of Taiwan Semiconductor Technology Corporation (TSTC) and 98% of Sampo Semiconductor Corporation (SSC) in Taiwan. Including our prior ownership interest in TSTC, we now own 94% of the outstanding shares of TSTC. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. The carrying value of our prior investment in TSTC was $17.8 million. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill.

      In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. The total purchase price of $77.1 million was financed by a short-term note payable to Toshiba of $21.1 million, $47.0 million in other financing from a Toshiba financing affiliate and cash on hand. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement based on a cost plus calculation. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.3 million based on the spot exchange rate at June 30, 2002).

7. OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

      Financial Information for ASI

      The following summary of consolidated financial information was derived from the consolidated financial statements of ASI.

                                                                             FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                               2002            2001
                                                                             --------        --------
                                                                                  (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ........................................................        $109,899        $ 70,449
Gross profit (loss) .................................................         (40,057)        (49,662)
Net loss ............................................................         (29,172)        (84,335)

                                                                             JUNE 30,      DECEMBER 31,
                                                                               2002            2001
                                                                             --------        --------
                                                                                  (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits ...................        $ 88,382        $ 84,721
Current assets ......................................................         164,966         144,898
Property, plant and equipment, net ..................................         566,399         646,298
Noncurrent assets (including property, plant and equipment) .........         686,323         770,932
Current liabilities .................................................         106,156         134,727
Total debt and other long-term financing (including current portion)          192,882         238,970
Noncurrent liabilities (including debt and other long-term financing)         164,976         175,487
Total stockholders' equity ..........................................         580,157         605,616

      We evaluate our investment in ASI for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, the largest customer for the output of ASI's foundry, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility beginning in 2000 and continuing into 2002. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an additional impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share based on negotiations with a third party to acquire a portion of our interest in ASI. These negotiations culminated into the signing of an agreement on July 10, 2002. Additional information regarding the partial sale of our investment in ASI is included in Note 17, Subsequent Events. At June 30, 2002 and July 31, 2002, ASI's stock price was $3.80 per share and $4.21 per share, respectively.

8.   INVENTORIES

   Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                           JUNE 30,          DECEMBER 31,
                                                            2002                2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Raw materials and purchased components...........        $    70,511         $    64,752
Work-in-process..................................              9,647               9,032
                                                         -----------         -----------
                                                         $    80,158         $    73,784
                                                         ===========         ===========

9. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                           JUNE 30,          DECEMBER 31,
                                                            2002                2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Land ............................................        $    89,042         $    88,667
Buildings and improvements ......................            516,469             495,104
Machinery and equipment .........................          1,506,474           1,661,140
Furniture, fixtures and other equipment .........            121,731             118,069
Construction in progress ........................             47,050              63,782
                                                         -----------         -----------
                                                           2,280,766           2,426,762
Less -- Accumulated depreciation and amortization         (1,198,002)         (1,034,488)
                                                         -----------         -----------
                                                         $ 1,082,764         $ 1,392,274
                                                         ===========         ===========

      As described in Note 4, we recorded a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.

10. ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                                           JUNE 30,          DECEMBER 31,
                                                            2002                2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Patents and technology rights....................        $    61,950         $    46,713
Less -- Accumulated amortization.................            (12,829)             (9,663)
                                                         -----------         -----------
                                                         $    49,121         $    37,050
                                                         ===========         ===========

      The estimated annual amortization expense for each of the next five years ending on December 31 is $7.7 million. The weighted average amortization period for the patents and technology rights is 8 years. As described in Note 4, we reduced the carrying value of our test services patents and technology rights by a $4.8 million impairment charge.

11. INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                           JUNE 30,          DECEMBER 31,
                                                            2002                2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Equity investments under the equity method:

  ASI (ownership of 42%) (see Note 3 and 17).....        $   226,232         $   377,947
  Other equity investments (20% - 50% owned).....              1,035                 966
                                                         -----------         -----------
     Total equity investments....................            227,267             378,913
Marketable securities classified as available for
  sale                                                         4,069               4,038
                                                         -----------         -----------
                                                         $   231,336         $   382,951
                                                         ===========         ===========

12. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                           JUNE 30,          DECEMBER 31,
                                                            2002                2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Accrued income taxes.............................        $    46,861         $    53,364
Accrued interest.................................             32,731              32,584
Accrued payroll..................................             27,793              20,813
Other accrued expenses...........................             64,482              38,783
                                                         -----------         -----------
                                                         $   171,867         $   145,544
                                                         ===========         ===========

13. DEBT

   Following is a summary of short-term borrowings and long-term debt:

                                                           JUNE 30,          DECEMBER 31,
                                                             2002               2001
                                                         -----------         -----------
                                                                 (IN THOUSANDS)
Secured bank facility:
  Term B loans, LIBOR plus 4% due September 2005.        $    97,618         $    97,706
  $100.0 million revolving line of credit, LIBOR
    plus 2% - 2.75% due March 2005                                --                  --
9.25% Senior notes due May 2006..................            425,000             425,000
9.25% Senior notes due February 2008.............            500,000             500,000
10.5% Senior subordinated notes due May 2009.....            200,000             200,000
5.75% Convertible subordinated notes due June
  2006, convertible at $35.00 per share..........            250,000             250,000
5% Convertible subordinated notes due March 2007,
  convertible at $57.34 per share................            258,750             258,750
Other debt.......................................             88,839              94,812
                                                         -----------         -----------
                                                           1,820,207           1,826,268
Less -- Short-term borrowings and current portion
  of long-term debt                                          (58,625)            (54,815)
                                                         -----------         -----------
                                                         $ 1,761,582         $ 1,771,453
                                                         ===========         ===========

      Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $1.9 million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively, in the accompanying consolidated statements of operations.

14. EARNINGS PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options. For the three and six months ended June 30, 2002, 2.1 million shares and 2.3 million shares, respectively, for outstanding options, convertible notes and warrants for common stock were excluded from the computation of diluted earnings per share as a result of the antidilutive effect. For the three and six months ended June 30, 2001, 3.0 million shares and 2.5 million shares, respectively, for outstanding options, convertible notes and warrants for common stock were excluded from the computation of diluted earnings per share as a result of the antidilutive effect.

15. SEGMENT INFORMATION

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have two reportable segments, packaging and test services and wafer fabrication services. These segments are managed separately because the services provided by each segment require different technology and marketing strategies.

      Packaging and Test Services. Through our factories located in the Philippines, Korea, Japan, Taiwan and China, we offer a complete and integrated set of packaging and test services including integrated circuit (IC) packaging design, leadframe and substrate design, IC package packaging, final testing, burn-in, reliability testing and thermal and electrical characterization.

      Wafer Fabrication Services. Through our wafer fabrication services division, we provide marketing, engineering and support services for ASI's wafer foundry, under a long-term supply agreement.

      We derived 93.3% and 67.2% of our wafer fabrication revenues from Texas Instruments (TI) for the six months ended June 30, 2002 and 2001, respectively. Total net revenues derived from TI accounted for 15.5% and 7.5% of our consolidated net revenues for the six months ended June 30, 2002 and 2001, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba, total net revenues derived from Toshiba accounted for 11.8% and 14.6% of our consolidated net revenues for the six months ended June 30, 2002 and 2001, respectively.

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

                                         PACKAGING           WAFER
                                         AND TEST         FABRICATION        OTHER             TOTAL
                                        -----------       -----------       --------        -----------
Three Months Ended June 30, 2002
  Net revenues .................        $   350,471         $ 59,413              --        $   409,884
  Gross profit .................              6,445            5,936              --             12,381
  Operating income (loss) ......           (320,652)           3,310              --           (317,342)

Three Months Ended June 30, 2001
  Net revenues .................        $   311,423         $ 38,746        $     --        $   350,169
  Gross profit .................              4,089            3,922              --              8,011
  Operating income (loss) ......            (74,168)           1,708              --            (72,460)

Six Months Ended June 30, 2002
  Net revenues .................        $   639,426         $120,099        $     --        $   759,525
  Gross profit (loss) ..........            (13,078)          11,988              --             (1,090)
  Operating income (loss) ......           (396,786)           7,216              --           (389,570)

Six Months Ended June 30, 2001
  Net revenues .................        $   750,836         $ 79,956        $     --        $   830,792
  Gross profit .................             82,061            7,735              --             89,796
  Operating income (loss) ......            (81,389)           3,182              --            (78,207)

Total  Assets
  June 30, 2002 ................        $ 2,262,260         $120,465        $412,135        $ 2,794,860
  December 31, 2001 ............          2,540,020           87,953         595,345          3,223,318

      The following presents property, plant and equipment, net based on the location of the asset.

                                                    JUNE 30,         DECEMBER 31,
                                                     2002                2001
                                                  ----------         ------------
                                                          (IN THOUSANDS)
Property, Plant and Equipment, net
  United States ........................          $   88,139          $   87,776
  Philippines ..........................             320,201             471,302
  Korea ................................             528,702             698,448
  Taiwan ...............................              87,453              90,088
  Japan ................................              44,371              35,074
  China ................................              13,229               9,093
  Other foreign countries ..............                 669                 493
                                                  ----------          ----------
                                                  $1,082,764          $1,392,274
                                                  ==========          ==========

16. COMMITMENTS AND CONTINGENCIES

      Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

      We are disputing certain amounts due under a technology license agreement with a third party. To date, this dispute has not involved the judicial systems. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate amount payable by us, as of June 30, 2002, could be up to an additional $16.1 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

17. SUBSEQUENT EVENTS

      During July 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.74 per share based on the spot exchange rate at June 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu". The transaction is currently scheduled to close on August 28, 2002. The proceeds from the sale will used to repay all amounts outstanding under our bank debt. Upon repayment of the bank debt, we will seek to simplify the financial covenants associated with the revolving line of credit or seek a new line of credit. If the transaction with Dongbu does not close as expected, we expect that we will seek an amendment or waiver by March 31, 2003 of the financial covenants associated with the bank debt. One of the conditions to closing of this transaction is that Dongbu, ASI and Texas Instruments enter into a letter of intent to consummate a Technology Transfer Agreement and a Manufacturing and Purchase Agreement. As of the date of this filing we have received a 50% deposit from Dongbu. The balance of the purchase price is payable within two weeks after the closing date. Following the transaction, Amkor will own 27.7 million shares of ASI. The carrying value of our remaining investment in ASI will be valued at approximately $131.4 million, based on the June 30, 2002 investment balance. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of Amkor's 20 million shares will reduce Amkor's ownership interest in ASI to approximately 22%. We cannot assure you that Dongbu, ASI and Texas Instruments will reach agreement on a letter of intent as required to consummate these transactions. In order to reach agreement on the letter of intent, the parties will need to reach agreement on a variety of complex and difficult technical and business issues. In the event such a letter of intent cannot be agreed upon, Amkor may be required to return to Dongbu any amounts paid to Amkor by Dongbu.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than September 30, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. If an agreement can be reached by September 30, 2002, we will reflect our wafer fabrication services segment as a discontinued operation. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

      In connection with the planned disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea that had previously been owned 20% by ASI and which an entity controlled by the family of James Kim, currently holds a 25% ownership interest. We have historically purchased and continue to purchase lead frames from Acqutek. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2002 and 2001 was $6.3 million and $8.7 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future revenue and operating performance, (4) statements regarding the future of our relationship with ASI and utilization of the capacity of ASI's wafer fabrication facility and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

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

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2001, there were 11 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 13 years when growth was 19% or greater. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996, 1998 and most recently beginning in the fourth quarter of 2000 and continued through 2001. The semiconductor industry declined an estimated 32% in 2001. Semiconductor industry analysts are forecasting little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we have experienced and expect to continue to experience significant quarter-to-quarter growth during 2002. In addition, industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. We recognized total impairment charges of $263.4 million. The nature of the impairment charges was as follows: (1) $18.7 million impairment charge to reduce the carrying value of the test and packaging assets to be disposed to their fair value less cost to sell; (2) $171.6 million impairment charge to reduce the carrying value of test assets and certain non-core packaging assets that are held and used to fair value, and (3) $73.1 million goodwill impairment charge associated with our test services reporting unit.

      We currently expect third quarter packaging and test revenue to be around 5% higher than second quarter packaging and test revenues. Wafer fabrication services revenue should be down modestly in the third quarter. Our gross margin should increase from 3% in the second quarter to around 9% in the third quarter, reflecting the positive operating leverage in our business, reduced operating expenses and lower levels of depreciation. We presently expect to incur approximately $10 million to $15 million of charges during the third quarter in connection with additional consolidation and cost reductions initiatives. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our profitability. Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer. During the three and six months ended June 30, 2002, as compared to the comparable period a year ago, the decline in average selling prices was in excess of 20% and significantly impacted our gross margins.

      OVERVIEW OF OUR HISTORICAL RESULTS

Our Historical Relationship with ASI

      Historically we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI, which operated four packaging and test facilities in Korea. In the fourth quarter of 1998 ASI's business had been severely affected by the economic crisis in Korea. ASI was part of the Korean financial restructuring program known as the "Workout" program beginning in October 1998. The Workout program was the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. The process involved negotiation between the related banks and ASI, and did not involve the judicial system. The Workout process restructured the terms of ASI's significant bank debt. Although ASI's operations continued uninterrupted during the process, it caused concern among our customers that we could potentially lose access to ASI's services. As a result, we decided to acquire ASI's packaging and test operations to ensure continued access to the manufacturing services previously provided by ASI. During the course of negotiations for the purchase of the packaging and test operations, both ASI management and the bank group presented a counter-proposal whereby, in addition to the purchase of the packaging and test operations, we would also make an equity investment in ASI. The bank group and ASI management proposed this structure because they believed the equity investment would reflect a level of commitment from us to continue our ongoing business relationship with ASI after the sale of its packaging and test operations to Amkor.

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

      During July 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.74 per share based on the spot exchange rate at June 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu". The transaction is currently scheduled to close on August 28, 2002. The proceeds from the sale will be applied to paying off our $97.6 million term loan under the secured bank credit agreement. One of the conditions to closing of this transaction is that Dongbu, ASI and Texas Instruments enter into a letter of intent to consummate a Technology Transfer Agreement and a Manufacturing and Purchase Agreement. As of the date of this filing we have received a 50% deposit from Dongbu. The balance of the purchase price is payable within two weeks after the closing date. Following the transaction, Amkor will own 27.7 million shares of ASI. The carrying value of our remaining investment in ASI will be valued at approximately $131.4 million, based on the June 30, 2002 investment balance. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of Amkor's 20 million shares will reduce Amkor's ownership interest in ASI to approximately 22%. We cannot assure you that Dongbu, ASI and Texas Instruments will reach agreement on a letter of intent as required to consummate these transactions. In order to reach agreement on the letter of intent, the parties will need to reach agreement on a variety of complex and difficult technical and business issues. In the event such a letter of intent cannot be agreed upon, Amkor may be required to return to Dongbu any amounts paid to Amkor by Dongbu.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than September 30, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. If an agreement can be reached by September 30, 2002, we will reflect our wafer fabrication services segment as a discontinued operation. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

      In connection with the planned disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea that had previously been owned 20% by ASI and which an entity controlled by the family of James Kim, our founder, CEO and Chairman, currently holds a 25% ownership interest. We have historically purchased and continue to purchase lead frames from Acqutek. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2002 and 2001 was $6.3 million and $8.7 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

Our 2002 Acquisitions

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchased price as well as contingent payments, which together cannot be less than 1.7 billion Japanese yen and cannot exceed 2.4 billion Japanese yen ($14.2 million to $20.0 million based on the spot exchange rate at June 30, 2002). In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

      In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The acquired tangible assets were integrated into our existing manufacturing facilities. The purchase price was principally allocated to the tangible assets. Our results of operations were not significantly impacted by this acquisition.

      Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan. The formation and structure of this acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We currently anticipate that the transaction with Fujitsu will be completed in the fourth quarter of 2002.

Our Venture with Toshiba Corporation

      As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement terminating two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.1 million based on the spot exchange rate at June 30, 2002).

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                          FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                          --------------------------     ------------------------
                                              2002           2001           2002           2001
                                          ------------   -----------     -----------    ---------
                                                   (UNAUDITED)                   (UNAUDITED)
Net revenues .........................        100.0%         100.0%         100.0%         100.0%
Gross profit (loss) ..................          3.0            2.3           (0.1)          10.8
Operating loss .......................        (77.4)         (20.7)         (51.3)          (9.4)
Loss before income taxes and equity in
   loss of investees .................        (86.6)         (32.8)         (61.2)         (19.6)
Net loss .............................        (93.6)         (33.2)         (75.2)         (22.3)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Net Revenues. Net revenues increased $59.8 million, or 17.1%, to $409.9 million in the three months ended June 30, 2002 from $350.1 million in the three months ended June 30, 2001. Packaging and test net revenues increased 12.5% to $350.5 million in the three months ended June 30, 2002 from $311.4 million in the three months ended June 30, 2001. Wafer fabrication net revenues increased 53.3% to $59.4 million in the three months ended June 30, 2002 from $38.7 million in the three months ended June 30, 2001.

      The increase in packaging and test net revenues for the three months ended June 30, 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to a 35.5% increase in unit volumes partially offset by a 20% decline in average selling prices across our product lines as compared to the comparable period a year ago. This overall unit volume increase was driven by a 65.3% increase for advanced leadframe and laminate packages and a 13.7% increase in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the three months ended June 30, 2002 declined $5.4 million compared to the three month ended June 30, 2001. Our acquisitions in Taiwan and expansion into China contributed $20.9 million in net revenues for the three months ended June 30, 2002.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended June 30, 2002, the decline in average selling prices significantly impacted our gross margins as compared to the comparable period a year ago.

      The increase in wafer fabrication net revenues was primarily attributed to a 87.2% increase in sales to Texas Instruments in the three months ended June 30, 2002 as compared with the three months ended June 30, 2001 partially offset by a decrease in demand from our other wafer fabrication services customers. We derived 91.2% and 74.6% of our wafer fabrication revenues from Texas Instruments for the three months ended June 30, 2002 and 2001, respectively. If we are able to consummate the contemplated transactions with Dongbu, we will discontinue the operations associated with our wafer fabrication services.

      Gross Profit (Loss). Gross profit increased $4.4 million, or 54.5%, to $12.4 million in the three months ended June 30, 2002 from $8.0 million in the three months ended June 30, 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin. As a result of 2001 acquisitions in Japan and Taiwan as well as other geographic expansions, we substantially increased our fixed costs.

      Gross margins as a percentage of net revenues increased 32.0% to 3.0% in the three months ended June 30, 2002 as compared to 2.3% in the three months ended June 30, 2001 principally as a result of the following:

   - Increasing unit volumes in the three months ended June 30, 2002 at our factories in Korea and the Philippines that caused an approximate 411% increase in gross margins as a result of the factories' substantial fixed and labor costs being distributed over a larger revenue base and the impact of our cost savings initiatives at these factories.

   - Material cost savings that contributed approximately 295% to the increase in gross margins.

   - Increased gross profits with respect to our wafer fabrication services as compared to the prior period as well as other factors that increased gross margins by approximately 27%.

      The positive impacts on gross margins were partially offset by:

   - Average selling price erosion across our product lines caused an estimated 622% decline in gross margins.

   - Our acquisitions in Taiwan and expansion into China contributed approximately 79% to the decline in gross margin as a result of the costs associated with these facilities ramping operations in anticipation of the expected increase in demand.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million, or 3.4%, to $49.6 million, or 12.1% of net revenues, in the three months ended June 30, 2002 from $51.4 million, or 14.7% of net revenues, in the three months ended June 30, 2001. The decrease in these costs was principally due to:

   - Decreased costs of $3.7 million principally related to our U.S. based administrative overhead cost reduction initiatives; partially offset by

   - Increased administrative overhead of $0.4 million in our facilities in Korea, the Philippines and Japan as a result of additional indirect labor associated with the additional production volumes; and

   - Increased costs of $1.5 million related to the acquisitions in Taiwan and the geographic expansion in China.

      Research and Development. Research and development expenses increased $0.7 million to $8.8 million, or 2.1% of net revenues, in the three months ended June 30, 2002 from $8.1 million, or 2.3% of net revenues, in the three months ended June 30, 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $19.4 million for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

      Special Charges. During the second quarter of 2002, we recorded $268.2 million of special charges. Special charges were comprised of:

                                                                     JUNE 30,
                                                                       2002
                                                                  --------------
                                                                  (IN THOUSANDS)
Impairment of long-lived assets .................................   $ 190,266
Impairment of goodwill ..........................................      73,080
Lease termination and other exit costs ..........................       4,820
                                                                  --------------
                                                                    $ 268,166
                                                                  ==============

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized a $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows.

      SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances, including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows.

      During the second quarter of 2002, we consolidated some of our U.S. office locations and closed our San Jose test facility. Test development is now centralized in our primary test development center in Wichita, Kansas. These activities were designed to reduce expenses and enhance operational efficiencies. In connection with these activities we recognized $4.8 million in lease cancellation costs and other facility exit expenses.

      Other (Income) Expense. Other expenses, net decreased $4.7 million, to $37.6 million, or 9.2% of net revenues, in the three months ended June 30, 2002 from $42.3 million, or 12.1% of net revenues, in the three months ended June 30, 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $3.0 million. Net interest expense in the three months ended June 30, 2001 included $2.3 million of unamortized deferred debt issuance costs expensed in connection with the repayment in May 2001 of term loans outstanding under our secured bank facility. Other expenses were positively impacted by a change in foreign currency gains and losses of $1.7 million for the three months ended June 30, 2002 as compared with the corresponding period in the prior year.

      Provision (Benefit) for Income Taxes. Our effective tax rate in the three months ended June 30, 2002 and 2001 was a benefit of (7.2%) and (22.4%), respectively. The change in the effective tax rate in the three months ended June 30, 2002 was due to impairment charges recorded in jurisdictions for which there is limited offsetting tax benefits as a result of tax holidays. We project the effective income tax rate to be approximately 18% for the remainder of 2002. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the three months ended June 30, 2002 of $10.1 million compared to $26.3 million ($17.4 million excluding the amortization of equity method goodwill) in the three months ended June 30, 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $9.0 million for the three months ended June 30, 2002 as compared with the corresponding period.

      During the three months ended June 30, 2002, we recorded an impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share based on negotiations with a third party to acquire a portion of our interest in ASI. These negotiations culminated into the signing of an agreement on July 10, 2002. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its contemplated transaction to purchase 20 million shares from our company will reduce our ownership interest in ASI to approximately 22%.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Net Revenues. Net revenues decreased $71.3 million, or 8.6%, to $759.5 million in the six months ended June 30, 2002 from $830.8 million in the six months ended June 30, 2001. Packaging and test net revenues decreased 14.8% to $639.4 million in the six months ended June 30, 2002 from $750.8 million in the six months ended June 30, 2001. Wafer fabrication net revenues increased 50.2% to $120.1 million in the six months ended June 30, 2002 from $80.0 million in the six months ended June 30, 2001.

      The decrease in packaging and test net revenues for the six months ended June 30, 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to a 23% decline in average selling prices across our product lines as compared to the comparable period a year ago. Partially offsetting the decline in average selling prices, overall unit volumes increased 3.7% which was driven by a 26.3% increase for advanced leadframe and laminate packages offset by a 12.3% decrease in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the six months ended June 30, 2002 declined $27.6 million compared to the six month ended June 30, 2001. Our acquisitions in Taiwan and expansion into China contributed $38.9 million in net revenues for the six months ended June 30, 2002.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the six months ended June 30, 2002, the decline in average selling prices significantly impacted our gross margins as compared to the comparable period a year ago.

      The increase in wafer fabrication net revenues was primarily attributed to a 108.8% increase in sales to Texas Instruments in the six months ended June 30, 2002 as compared with the six months ended June 30, 2001 partially offset by a 70.6% decrease in demand from our other wafer fabrication services customers. We derived 93.3% and 67.2% of our wafer fabrication revenues from Texas Instruments for the six months ended June 30, 2002 and 2001, respectively. If we are able to consummate the contemplated transactions with Dongbu, we will discontinue the operations associated with our wafer fabrication services.

      Gross Profit (Loss). Gross profit decreased $90.9 million, or 101.2%, to a gross loss of $1.1 million in the six months ended June 30, 2002 from a positive $89.8 in the six months ended June 30, 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin. As a result of 2001 acquisitions in Japan and Taiwan as well as other geographic expansions, we substantially increased our fixed costs.

      Gross margins as a percentage of net revenues decreased 101.3% to (0.1%) in the six months ended June 30, 2002 as compared to 10.8% in the six months ended June 30, 2001 principally as a result of the following:

   - Average selling price erosion across our product lines caused an estimated 150% decline in gross margins.

   - Our acquisitions in Taiwan and expansion into China contributed approximately 20% to the decline in gross margin as a result of the costs associated with these facilities ramping operations in anticipation of the expected increase in demand.

      The negative impacts on gross margins were partially offset by:

   - Material cost savings that contributed approximately 42% to the increase in gross margins.

   - Increasing unit volumes in the six months ended June 30, 2002 at our factories in Korea and the Philippines that caused an approximate 21% increase in gross margins as a result of the factories' substantial fixed and labor costs being distributed over a larger revenue base and the impact of our cost savings initiatives at these factories.

   - Increased gross profits with respect to our wafer fabrication services as compared to the prior period as well as other factors that increased gross margins by approximately 6%.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.1 million, or 7.7%, to $97.3 million, or 12.8% of net revenues, in the six months ended June 30, 2002 from $105.4 million, or 12.7% of net revenues, in the six months ended June 30, 2001. The decrease in these costs was principally due to:

   - Decreased costs of $9.8 million principally related to our U.S. based administrative overhead cost reduction initiatives; partially offset by,

   - Decreased administrative overhead of $2.5 million in our facilities in Korea, the Philippines and Japan as a result of our cost reduction initiatives in the first and second quarters of 2001, and

   - Increased costs of $4.2 million related to the acquisitions in Taiwan and the geographic expansion in China.

      Research and Development. Research and development expenses decreased $1.7 million to $16.9 million, or 2.2% of net revenues, in the six months ended June 30, 2002 from $18.6 million, or 2.2% of net revenues, in the six months ended June 30, 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $40.1 million for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

      Special Charges. During the second quarter of 2002, we recorded $268.2 million of special charges. Special charges were comprised of:

                                                                    JUNE 30,
                                                                      2002
                                                                 --------------
                                                                 (IN THOUSANDS)
Impairment of long-lived assets ................................   $ 190,266
Impairment of goodwill .........................................      73,080
Lease termination and other exit costs .........................       4,820
                                                                 --------------
                                                                   $ 268,166
                                                                 ==============

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized a $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows.

      SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows.

      During the second quarter of 2002, we consolidated some of our U.S. office locations and closed our San Jose test facility. Test development is now centralized in our primary test development center in Wichita, Kansas. These activities were designed to reduce expenses and enhance operational efficiencies. In connection with these activities we recognized $4.8 million in lease cancellation costs and other facility exit expenses.

      Other (Income) Expense. Other expenses, net decreased $9.6 million, to $75.3 million, or 9.9% of net revenues, in the six months ended June 30, 2002 from $84.9 million, or 10.2% of net revenues, in the six months ended June 30, 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $11.6 million. Net interest expense in the six months ended June 30, 2001 included $9.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February 2001 and May 2001 of term loans outstanding under our secured bank facility. Other expenses were negatively impacted by a change in foreign currency gains and losses of $1.6 million for the six months ended June 30, 2002 as compared with the corresponding period in the prior year.

      Provision (Benefit) for Income Taxes. Our effective tax rate in the six months ended June 30, 2002 and 2001 was a benefit of (10.3%) and (19.0%), respectively. The change in the effective tax rate in the six months ended June 30, 2002 was due to impairment charges recorded in jurisdictions for which there is limited offsetting tax benefits as a result of tax holidays. We project the effective income tax rate to be approximately 18% for the remainder of 2002. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the six months ended June 30, 2002 of $12.2 million compared to $52.6 million ($34.8 million excluding the amortization of equity method goodwill) in the six months ended June 30, 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $17.8 million for the six months ended June 30, 2002 as compared with the corresponding period.

      During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share based on negotiations with a third party to acquire a portion of our interest in ASI. These negotiations culminated into the signing of an agreement on July 10, 2002. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its contemplated transaction to purchase 20 million shares from our company will reduce our ownership interest in ASI to approximately 22%.

LIQUIDITY AND CAPITAL RESOURCES

      Semiconductor industry analysts have forecasted little to no growth in 2002 on an annual basis as compared to 2001. However, because of the steep decline in semiconductor sales on a quarterly basis during 2001, we have experienced and expect to continue to experience significant quarter-to-quarter growth during 2002. In addition, industry analysts have forecasted significant growth in the semiconductor industry in each of 2003 and 2004. Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. We recognized total impairment charges of $263.4 million. The nature of the impairment charges was as follows: (1) $18.7 million impairment charge to reduce the carrying value of the test and packaging assets to be disposed to their fair value less cost to sell; (2) $171.6 million impairment charge to reduce the carrying value of test assets and certain non-core packaging assets that are held and used to fair value, and (3) $73.1 million goodwill impairment charge associated with our test services reporting unit. We currently expect third quarter packaging and test revenue to be around 5% higher than second quarter packaging and test revenues. Wafer fabrication services revenue should be down modestly in the third quarter. Our gross margin should increase from 3% in the second quarter to around 9% in the third quarter, reflecting the positive operating leverage in our business, reduced operating expenses and lower levels of depreciation. We presently expect to incur approximately $10 million to $15 million of charges during the third quarter in connection with additional consolidation and cost reductions initiatives. Although, we expect our results will continue to be adversely impacted while the semiconductor industry fully recovers, we expect demand for our services to improve to profitable levels on a net income basis by the end of the fourth quarter of 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

      Net cash used by operating activities for the three months ended March 31, 2002 was $8.8 million and net cash provided by operating activities for the three months ended June 30, 2002 was $26.7 million. Comparatively, the net cash provided by operating activities for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 were $73.2 million, $61.0 million, $16.2 million and $10.1 million, respectively. Net cash used in investing activities during the six months ended June 30, 2002 and 2001 was $61.0 million and $119.4 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2002 and 2001 was $2.5 million and $231.2 million, respectively. Our cash and cash equivalents balance as of June 30, 2002 was $161.9 million, and we have up to $100 million available from our revolving line of credit.

      In June 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures and investment restrictions. Additionally, the reduced levels of our operating cash flow in 2001 required us to renegotiate our existing bank debt covenants in March 2001, June 2001 and September 2001. In connection with the September 2001 amendment, our revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. We expect to repay all amounts outstanding under our bank debt with the proceeds from the sale of a portion of our investment in ASI to Dongbu during the third quarter of 2002. At that time, we will seek to simplify the financial covenants associated with the revolving line of credit or seek a new line of credit. If the transaction with Dongbu does not close as expected, we will need to obtain an amendment or waiver by March 31, 2003 of the financial covenants associated with the bank debt or repay amounts outstanding under the bank debt. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing if we need it on satisfactory terms or at all.

      During this industry downturn, our business strategy has been in part to enhance our financial flexibility. In February 2001and May 2001, we raised $500.0 million through the sale of 9.25% senior notes due 2008 and $250.0 million through the sale of 5.75% convertible subordinated notes due 2006, respectively. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, following our announced plan to redeem these notes, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2002, we had a total of $1,820.2 million debt and had available to us a $100.0 million revolving line of credit under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the six months ended June 30, 2002, interest expense payable in cash was $71.4 million.

      As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend up to $100.0 million in total capital expenditures in 2002, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. During the six months ended June 30, 2002 and 2001, we made capital expenditures of $51.3 million and $112.7 million, respectively. During the year ended December 31, 2001 and 2000, we made capital expenditures of $158.7 million and $480.1 million, respectively.

      We continue to diversify our operations geographically. In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The purchase price was principally allocated to the tangible assets. In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing and an additional payment one year from the closing that cannot be less than 1.7 billion Japanese yen and cannot exceed 2.4 billion Japanese yen ($14.2 million to $20.0 million based on the spot exchange rate at June 30, 2002). Additionally, in April 2002, we signed a non-binding memorandum of understanding with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan. The formation and structure of the acquisition are subject to the negotiation and execution of definitive agreements as well as any necessary corporate and regulatory approvals. We currently anticipate that the transaction will be completed in the fourth quarter of 2002. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The combined purchase price, including the settlement of a January 2002 earn-out provision, was paid with the issuance of 6.7 million shares of our common stock valued at $123.1 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase within three years. The share purchase price will be determined based on the performance of the joint venture during the three-year period, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.1 million based on the spot exchange rate at June 30, 2002).

      During July 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.74 per share based on the spot exchange rate at June 30, 2002) to the Dongbu Group. The transaction is currently scheduled to close on August 28, 2002. The proceeds from the sale will be applied to paying off our $97.6 million term loan under the secured bank credit agreement. As a condition precedent to closing of this transaction, Dongbu and Texas Instruments are negotiating a letter of intent to consummate a Technology Transfer Agreement and a Manufacturing and Purchase Agreement. As of the date of this filing we have received a 50% deposit from Dongbu. The balance of the purchase price is payable within two weeks after the closing date. Following the transaction, Amkor will own 27.7 million shares of ASI. The carrying value of our remaining investment in ASI will be valued at approximately $131.4 million, based on the June 30, 2002 investment balance. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of Amkor's 20 million shares will reduce Amkor's ownership interest in ASI to approximately 22%. We cannot assure you that Dongbu, ASI and Texas Instruments will reach agreement on a letter of intent as required to consummate these transactions. In order to reach agreement on the letter of intent, the parties will need to reach agreement on a variety of complex and difficult technical and business issues. In the event such a letter of intent cannot be agreed upon, Amkor may be required to return to Dongbu any amounts paid to Amkor by Dongbu.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than September 30, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. If an agreement can be reached by September 30, 2002, we will reflect our wafer fabrication services segment as a discontinued operation. With the termination of the foundry agreement, we will no longer benefit from the income from operations of our wafer fabrication services segment.

      In connection with the planned disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea that had previously been owned 20% by ASI and which an entity controlled by the family of James Kim, our founder, CEO and Chairman, currently holds a 25% ownership interest. We have historically purchased and continue to purchase lead frames from Acqutek. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2002 and 2001 $6.3 million and $8.7 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

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

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K. Our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of June 30, 2002 and December 31, 2001, the accrual for current taxes and estimated additional taxes was $46.9 million and $53.4 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized a $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved.

      In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill as of January 1, 2002 and then on an annual basis or between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. Since we tested our long-lived assets for recoverability as of June 30, 2002, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved.

      Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. We are evaluating the estimated useful lives of our lower technology packaging assets that are not subject to rapid obsolescence to assess whether a longer life is more appropriate. Our evaluation of the estimated useful lives of such packaging equipment will consider the following:

   -  expected future cash flows;

   -  prevailing industry practice;

   -  consultations with an independent appraisal firm;

   -  consultations with equipment manufacturers; and

   -  historical experience.

      We believe that our principal competitors depreciate their packaging assets over periods six to eight years. If we were to change the estimated useful lives such a change would be considered a change in estimate and would be accounted for prospectively in the period of change and future periods.

Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility beginning in 2000 and continuing into 2002. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an additional impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share based on negotiations with a third party to acquire a portion of our interest in ASI. These negotiations culminated into the signing of an agreement on July 10, 2002. At June 30, 2002 and July 31, 2002, ASI's stock price was $3.80 per share and $4.21 per share, respectively.

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

THE SEMICONDUCTOR INDUSTRY MAY NOT RECOVER AS EXPECTED -- WE MAY RECOGNIZE LOWER THAN EXPECTED REVENUES.

      Although we experienced significant recovery in our company's core packaging services during the second quarter of 2002 and expect growth in our revenues during the balance of 2002 and into 2003, there continues to be significant uncertainty throughout the industry related to market demand which is hindering visibility throughout the supply chain. That lack of visibility makes it difficult to forecast whether the recovery we are experiencing will be sustained. There can be no assurance that overall industry conditions will continue to recover in 2002. If industry conditions do not continue to improve, it is unlikely we will be able to meet our expectations of increased revenues in 2002. If our revenues do not increase as expected, we expect to continue to sustain significant losses which could materially impact our business including our liquidity.

FLUCTUATIONS IN OPERATING RESULTS -- OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL.

      Our operating results have varied significantly from period to period. Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. These factors include, among others:

   -  evolutions in the life cycles of our customers' products,

   -  changes in our capacity utilization,

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

   -  changes in semiconductor package mix,

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

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three and six months ended June 30, 2002, the decline in average selling prices were in excess of 20% and significantly impacted our gross margins as compared to the comparable period a year ago. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of June 30, 2002, total debt was $1,820.2 million. We have a $100.0 million revolving line of credit of which no amounts were drawn as of June 30, 2002. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

      We expect to repay all amounts outstanding under our bank debt with the proceeds from the sale of a portion of our investment in ASI to Dongbu during the third quarter of 2002. At that time, we will seek to simplify the financial covenants associated with the revolving line of credit or seek a new line of credit. If the transaction with Dongbu does not close as expected, we will need to obtain an amendment or waiver by March 31, 2003 of the financial covenants associated with the bank debt or repay amounts outstanding under the bank debt. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing if we need it on satisfactory terms or at all. Our substantial indebtedness could:

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

      As of June 30, 2002 we owned approximately 42% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

      The weakness in the semiconductor industry in 2001 adversely affected the demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results. Demand for our wafer fabrication services and the wafer output from ASI's foundry have improved significantly for the three and six months ended June 30, 2002. However, there can be no assurance that industry conditions will continue to improve as expected. If industry conditions do not recover as expected, our and ASI's operating results could be adversely affected.

      During July 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.74 per share based on the spot exchange rate at June 30, 2002) to the Dongbu Group. The transaction is currently scheduled to close on August 28, 2002. The proceeds from the sale will be applied to paying off our $97.6 million term loan under the secured bank credit agreement. One of the conditions to closing of this transaction is that Dongbu, ASI and Texas Instruments enter into a letter of intent to consummate a Technology Transfer Agreement and a Manufacturing and Purchase Agreement. As of the date of this filing we have received a 50% deposit from Dongbu. The balance of the purchase price is payable within two weeks after the closing date. Following the transaction, Amkor will own 27.7 million shares of ASI. Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of Amkor's 20 million shares will reduce Amkor's ownership interest in ASI to approximately 22%. We cannot assure you that Dongbu, ASI and Texas Instruments will reach agreement on a letter of intent as required to consummate these transactions. In order to reach agreement on the letter of intent, the parties will need to reach agreement on a variety of complex and difficult technical and business issues. In the event such a letter of intent cannot be agreed upon, Amkor may be required to return to Dongbu any amounts paid to Amkor by Dongbu.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than September 30, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. If an agreement can be reached by September 30, 2002, we will reflect our wafer fabrication services segment as a discontinued operation. If we fail to consummate these transactions, we will still hold 47.7 million shares of ASI's common stock and we will maintain our rights under the foundry agreement.

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

DIFFICULTIES INTEGRATING ACQUISITIONS -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR GROWTH.

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

      Texas Instruments has transferred certain of its complementary metal oxide silicon (CMOS) process technologies to ASI, and ASI is dependent upon Texas Instruments' assistance for developing certain other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover 0.35 micron, 0.25 micron, and 0.18 micron CMOS process technology. Texas Instruments has provided ASI a license to use wafer fabrication-related trade secrets for non-Texas Instruments products. Texas Instruments has not granted ASI a license to Texas Instruments patents, copyrights, or maskworks. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company and ASI's businesses could be harmed if ASI cannot obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

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

      In the event we are able to successfully close the contemplated sale of ASI stock to Dongbu, we expect to terminate our foundry agreement with ASI and our wafer fabrication services agreements with Texas Instruments. Accordingly, we will then no longer benefit from the revenues or income from operations of our wafer fabrication segment.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

      As of July 31, 2002, we held 161 U.S. patents, had 268 pending patents and were preparing an additional 7 patent applications for filing. In addition to the U.S. patents, we held 454 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

      As of July 31, 2002, Mr. James Kim and members of his family beneficially owned approximately 44.4% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

   -  developments affecting ASI; and

   -  other events or factors, many of which are out of our control.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

      Our company is exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risks

      Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won and Japanese yen. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in pesos, won and yen. Our use of derivatives instruments including forward exchange contracts has been insignificant throughout 2002 and 2001 and we expect our use of derivative instruments to continue to be minimal.

      The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at June 30, 2002 and December 31, 2001, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $2.8 million and $3.9 million, respectively, in peso-based net assets.

      The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at June 30, 2002 and December 31, 2001, a 20% increase in the

Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $2.7 million and $3.8 million, respectively, in won-based net assets.

      The yen-based financial instruments primarily consist of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Our exposure to the yen is principally a result of our 2001 acquisition of Amkor Iwate Corporation. Based on the portfolio of yen-based assets and liabilities at June 30, 2002 and December 31, 2001, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $16.0 million and $15.6 million, respectively, in yen-based net liabilities.

Interest Rate Risks

      Our company has interest rate risk with respect to our long-term debt. As of June 30, 2002, we had a total of $1,820.2 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of June 30, 2002. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2001, we had a total of $1,826.3 million debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2002.

                                              YEAR ENDING DECEMBER 31,
                        ------------------------------------------------------------------
                                                                                                                              FAIR
                           2002          2003          2004          2005          2006       THEREAFTER      TOTAL         VALUE
                        ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Long-term debt:
 Fixed rate debt .....  $    7,291    $   15,023           671            --    $  675,000    $  958,750    $1,656,735    $1,174,585
 Average interest rate         4.0%          4.0%          4.0%                        8.0%          8.4%          8.1%

 Variable rate debt ..  $   43,397    $   16,947    $   55,569    $   42,307    $    2,974    $    2,277    $  163,471    $  163,471
 Average interest rate         1.8%          5.8%          5.8%          5.8%          4.6%          3.7%          4.7%

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

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      At Amkor Technology, Inc.'s Annual Meeting of Stockholders held on June 25, 2002 the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

                                                        NUMBER OF SHARES
                                                VOTED FOR               WITHHELD
                                               -----------             ---------
James J. Kim .....................             132,286,558             7,411,958
John N. Boruch ...................             132,398,133             7,300,383
Winston J. Churchill .............             139,614,680                83,836
Thomas D. George .................             139,637,142                61,374
George K. Hinckley ...............             139,639,065                59,451
Juergen Knorr ....................             139,618,618                79,898
John B. Neff .....................             139,614,601                83,915

2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the company for the current year. Votes totaled 138,629,591 for, 1,062,207 against and 6,718 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

4.14 Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex.
         Brown, Inc.

10.18    Share Sale and Purchase Agreement between the Registrant and Dongbu
         Corporation dated as of July 10, 2002

10.19    Shareholders Agreement between the Registrant, Dongbu Corporation,
         Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd.
         dated as of July 29, 2002

12.1     Computation of Ratio of Earnings to Fixed Charges

99.1     Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002

99.2     Sworn Statements Pursuant to Section 21(a)(1) of the Securities
         Exchange Act of 1934

(b)   REPORTS ON FORM 8-K

      We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended June 30, 2002:

      Current Report on Form 8-K dated March 29, 2002 (filed April 1, 2002) related to the consolidated financial statements of Anam Semiconductor, Inc. and its subsidiaries as of and for each of the three years ended December 31, 2001 filed pursuant to rule 3-09 of Regulation S-X.

      Current Report on Form 8-K dated April 23, 2002 (filed April 25, 2002) related to a press release dated April 23, 2002 announcing the signing of a non-binding memorandum of understanding to purchase an packaging and test facility in Japan.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    AMKOR TECHNOLOGY, INC.


                                    By:/s/ KENNETH T. JOYCE
                                       -------------------------------
                                       Kenneth T. Joyce
                                       Chief Financial Officer
                                       (Principal Financial, Chief Accounting
                                       Officer and Duly Authorized Officer)


                                    Date:  August 14, 2002