Form 10-Q
period 2002-09-30
AMKOR TECHNOLOGY INC
filed 2002-11-14
CIK 1047127

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

      The number of outstanding shares of the registrant's Common Stock as of October 31, 2002 was 165,154,229.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   -------------------------------    ----------------------------
                                                                        2002              2001            2002             2001
                                                                    -----------      -----------      -----------      -----------
                                                                              (UNAUDITED)                      (UNAUDITED)
Net revenues ..................................................     $   453,928      $   334,716      $ 1,213,453      $ 1,165,508
Cost of revenues -- including purchases from ASI ..............         401,555          346,355        1,162,170        1,087,351
                                                                    -----------      -----------      -----------      -----------
Gross profit (loss) ...........................................          52,373          (11,639)          51,283           78,157
                                                                    -----------      -----------      -----------      -----------

Operating expenses:
     Selling, general and administrative ......................          47,103           47,847          144,397          153,206
     Research and development .................................           7,622            9,784           24,535           28,421
     (Gain) loss on disposal of fixed assets ..................            (200)           3,132            2,912            4,654
     Amortization of acquired intangibles .....................           2,000            1,184            4,995            3,523
     Amortization of goodwill .................................            --             20,030             --             60,176
     Special charges ..........................................          13,819             --            281,985             --
                                                                    -----------      -----------      -----------      -----------
         Total operating expenses .............................          70,344           81,977          458,824          249,980
                                                                    -----------      -----------      -----------      -----------
Operating loss ................................................         (17,971)         (93,616)        (407,541)        (171,823)
                                                                    -----------      -----------      -----------      -----------

Other expense (income):
     Interest expense, net ....................................          37,391           37,904          111,010          123,110
     Foreign currency (gain) loss .............................            (813)          (1,071)           1,892               (6)
     Other expense (income), net ..............................             991           (1,513)               4           (2,924)
                                                                    -----------      -----------      -----------      -----------
         Total other expense ..................................          37,569           35,320          112,906          120,180
                                                                    -----------      -----------      -----------      -----------
Loss before income taxes, equity in loss
     of investees and minority interest .......................         (55,540)        (128,936)        (520,447)        (292,003)
Provision (benefit) for income taxes ..........................         (10,109)         (24,498)         (58,082)         (55,481)
Equity in loss of investees ...................................         (12,532)         (23,661)         (24,737)         (76,254)
Loss on impairment of equity investment .......................            --               --           (139,536)            --
Loss on disposition of equity investment ......................          (1,767)            --             (1,767)            --
Minority interest .............................................             423             (645)          (2,238)          (1,473)
                                                                    -----------      -----------      -----------      -----------
Net loss ......................................................     $   (59,307)     $  (128,744)     $  (630,643)     $  (314,249)
                                                                    ===========      ===========      ===========      ===========
Per Share Data:
     Basic net loss per common share ..........................     $     (0.36)     $     (0.80)     $     (3.85)     $     (2.02)
                                                                    ===========      ===========      ===========      ===========
     Diluted net loss per common share ........................     $     (0.36)     $     (0.80)     $     (3.85)     $     (2.02)
                                                                    ===========      ===========      ===========      ===========
     Shares used in computing basic net loss
       per common share .......................................         164,489          160,581          163,854          155,594
                                                                    ===========      ===========      ===========      ===========
     Shares used in computing diluted net loss
       per common share .......................................         164,489          160,581          163,854          155,594
                                                                    ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                                 2002             2001
                                                                                             -----------      -----------
                                                                                              (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents .........................................................     $   235,038      $   200,057
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $6,893 and $6,842 ............         255,135          211,419
         Due from affiliates ...........................................................             725              871
         Other .........................................................................           9,154            8,953
     Inventories .......................................................................          79,275           73,784
     Other current assets ..............................................................          74,120           37,106
                                                                                             -----------      -----------
              Total current assets .....................................................         653,447          532,190
                                                                                             -----------      -----------
Property, plant and equipment, net .....................................................       1,022,454        1,392,274
                                                                                             -----------      -----------
Investments ............................................................................         125,973          382,951
                                                                                             -----------      -----------
Other assets:
     Due from affiliates ...............................................................          21,348           20,518
     Goodwill ..........................................................................         623,713          659,130
     Acquired intangibles, net .........................................................          46,941           37,050
     Deferred taxes ....................................................................         165,957          108,064
     Other .............................................................................          85,110           91,141
                                                                                             -----------      -----------
                                                                                                 943,069          915,903
                                                                                             -----------      -----------
              Total assets .............................................................     $ 2,744,943      $ 3,223,318
                                                                                             ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft ....................................................................     $     6,252      $     5,116
     Short-term borrowings and current portion of long-term debt .......................          50,849           54,815
     Trade accounts payable ............................................................         174,634          148,923
     Due to affiliates .................................................................          46,337           16,936
     Accrued expenses ..................................................................         195,285          145,544
                                                                                             -----------      -----------
              Total current liabilities ................................................         473,357          371,334
Long-term debt .........................................................................       1,754,809        1,771,453
Other noncurrent liabilities ...........................................................          81,693           64,077
                                                                                             -----------      -----------
              Total liabilities ........................................................       2,309,859        2,206,864
                                                                                             -----------      -----------

Commitments and contingencies

Minority interest ......................................................................          10,158            7,737
                                                                                             -----------      -----------

Stockholders' equity:
     Preferred stock ...................................................................            --               --
     Common stock ......................................................................             165              162
     Additional paid-in capital ........................................................       1,168,221        1,123,541
     Accumulated deficit ...............................................................        (737,618)        (106,975)
     Receivable from stockholder .......................................................          (2,887)          (3,276)
     Accumulated other comprehensive income (loss) .....................................          (2,955)          (4,735)
                                                                                             -----------      -----------
              Total stockholders' equity ...............................................         424,926        1,008,717
                                                                                             -----------      -----------
              Total liabilities and stockholders' equity ...............................     $ 2,744,943      $ 3,223,318
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

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                 ACCUMULATED
                                                                                                                    OTHER
                                                                                     RETAINED      RECEIVABLE   COMPREHENSIVE
                                                 COMMON STOCK         PAID-IN        EARNINGS        FROM           INCOME
                                               SHARES     AMOUNT      CAPITAL       (DEFICIT)     STOCKHOLDER       (LOSS)
                                               ------     ------      -------       ---------     -----------       ------
Balance at December 31, 2000 .............     152,118    $  152    $   975,026    $   343,886      $  (3,276)   $   (954)
   Net loss ..............................        --        --             --         (314,249)            --          --
   Cumulative translation adjustment ........     --        --             --             --               --         146
   Comprehensive loss ....................
   Issuance of stock for acquisitions ....       4,948         5         87,869           --               --          --
   Issuance of stock through employee
     stock purchase plan and stock options         650         1          8,125           --               --          --
   Debt conversion .......................       3,716         4         48,948           --               --          --
                                               -------    ------    -----------    -----------      --------    ---------
Balance at September 30, 2001 ............     161,432    $  162    $ 1,119,968    $    29,637     $  (3,276)   $    (808)
                                               =======    ======    ===========    ===========      ========    =========


Balance at December 31, 2001 .............     161,782    $  162    $ 1,123,541    $  (106,975)    $ (3,276)    $  (4,735)
   Net loss ..............................        --        --             --         (630,643)          --          --
   Unrealized loss on investments,
     net of tax ..........................        --        --             --             --             --          (655)
   Cumulative translation adjustment .....        --        --             --             --             --         2,435
   Comprehensive loss ....................
   Issuance of stock for acquisitions ....       1,827         2         35,200           --             --          --
   Issuance of stock through employee
     stock purchase plan and stock options         880         1          9,480           --             --          --
   Payment received from stockholder .....        --        --             --             --             389         --
                                               -------    ------    -----------    -----------      --------    ---------
Balance at September 30, 2002 ............     164,489    $  165    $ 1,168,221    $  (737,618)     $ (2,887)   $  (2,955)
                                               =======    ======    ===========    ===========      ========    =========

                                                        COMPREHENSIVE
                                                            INCOME
                                                TOTAL       (LOSS)
                                                -----       ------
Balance at December 31, 2000 .............    $1,314,834
   Net loss ..............................      (314,249)  $ (314,249)
   Cumulative translation adjustment ........        146          146
                                                           ----------
   Comprehensive loss ....................                 $ (314,103)
                                                           ==========
   Issuance of stock for acquisitions ....        87,874
   Issuance of stock through employee
     stock purchase plan and stock options         8,126
   Debt conversion .......................        48,952
                                              ----------
Balance at September 30, 2001 ............    $1,145,683
                                              ==========


Balance at December 31, 2001 .............    $1,008,717
   Net loss ..............................      (630,643)  $(630,643)
   Unrealized loss on investments,
     net of tax ..........................          (655)       (655)
   Cumulative translation adjustment .....         2,435       2,435
                                                           ----------
   Comprehensive loss ....................                 $(628,863)
                                                           ==========
   Issuance of stock for acquisitions ....        35,202
   Issuance of stock through employee
     stock purchase plan and stock options         9,481
   Payment received from stockholder .....           389
                                               ---------
Balance at September 30, 2002 ............     $ 424,926
                                               =========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                2002            2001
                                                                              ---------      ---------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
   Net loss .............................................................     $(630,643)     $(314,249)
   Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization ......................................       265,687        328,920
     Special charges ....................................................       274,340           --
     Deferred debt issuance costs .......................................         6,172         16,446
     Provision for accounts receivable ..................................           256           (300)
     Provision for excess and obsolete inventory ........................         3,447         13,794
     Deferred income taxes ..............................................       (56,082)       (69,656)
     Equity in loss of investees ........................................        24,737         76,254
     Loss on impairment of equity investment ............................       139,536           --
     Loss on disposition of equity investment ...........................         1,767           --
     Loss on sale of fixed assets .......................................         2,912          6,254
     Minority interest ..................................................         2,238          1,473
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable ................................................       (39,636)        82,124
     Other receivables ..................................................          (201)        (2,718)
     Inventories ........................................................        (8,352)        30,353
     Due to/from affiliates, net ........................................        28,717         (7,810)
     Other current assets ...............................................       (16,014)        (3,381)
     Other noncurrent assets ............................................        16,233          6,102
     Accounts payable ...................................................        23,038        (21,080)
     Accrued expenses ...................................................        37,172          2,046
     Other long-term liabilities ........................................         7,988          5,843
                                                                              ---------      ---------
       Net cash provided by operating activities ........................        83,312        150,415
                                                                              ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ...........................       (82,298)      (134,947)
   Acquisitions, net of cash acquired ...................................       (10,797)       (11,057)
   Proceeds from the sale of property, plant and equipment ..............         2,200          1,105
   Proceeds from disposition of equity investment .......................        58,139           --
   Proceeds from the sale (purchase) of investments .....................        (2,011)          (257)
                                                                              ---------      ---------
       Net cash used in investing activities ............................       (34,767)      (145,156)
                                                                              ---------      ---------

Cash flows from financing activities:
   Net change in bank overdrafts and short-term borrowings ..............         1,136          3,746
   Net proceeds from issuance of long-term debt .........................          --          750,486
   Payments of long-term debt ...........................................       (25,475)      (532,636)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options ....................................         9,481          8,126
   Payment received from stockholder ....................................           389           --
                                                                              ---------      ---------
       Net cash provided by financing activities ........................       (14,469)       229,722
                                                                              ---------      ---------
Effect of exchange rate fluctuations on cash and cash equivalents .......           905           (274)
                                                                              ---------      ---------
Net increase in cash and cash equivalents ...............................        34,981        234,707
Cash and cash equivalents, beginning of period ..........................       200,057         93,517
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $ 235,038      $ 328,224
                                                                              =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest............................................................     $ 103,174      $ 102,805
     Income taxes........................................................     $   5,754      $    (195)


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     Basis of Presentation. The consolidated financial statements and related disclosures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2001 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

     Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, the continuing negative impacts of the unprecedented industry downturn beginning in 2001, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long- and short-term, competitive pricing and declines in average selling prices we experience, our dependence on our relationship with Anam Semiconductor, Inc. (ASI) for all of our wafer fabrication output, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of ASI as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

     Recent Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 is required to be adopted beginning with exit or disposal activities that are initiated after December 31, 2002; however, early adoption is permitted.

2.   SPECIAL CHARGES

     Special charges consist of the following:

                                                                       THREE MONTHS ENDED       NINE
                                                                    ------------------------ MONTHS ENDED
                                                                     JUNE 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                                      2002         2002         2002
                                                                    --------     --------     --------
                                                                             (IN THOUSANDS)
Impairment of long-lived assets (Note 4) .......................    $190,266     $   --       $190,266
Impairment of goodwill (Note 3) ................................      73,080         --         73,080
Lease termination and other exit costs (Note 5) ................       4,820       13,819       18,639
                                                                    --------     --------     --------
                                                                    $268,166       13,819      281,985
                                                                    ========     ========     ========

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

                                             FOR THE THREE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                     SEPTEMBER 30,
                                       ------------------------------------------     -----------------------------------------
                                                                      AS ADJUSTED                                   AS ADJUSTED
                                           2002           2001            2001           2002           2001           2001
                                       -----------    -----------     -----------     -----------    -----------    -----------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net revenues .......................   $   453,928    $   334,716     $   334,716     $ 1,213,453    $ 1,165,508    $ 1,165,508
Cost of revenues -- including
   purchases from ASI ..............       401,555        346,355         346,355       1,162,170      1,087,351      1,087,351
                                       -----------    -----------     -----------     -----------    -----------    -----------
Gross profit (loss) ................        52,373        (11,639)        (11,639)         51,283         78,157         78,157
Operating expenses .................        70,344         81,977          61,947         458,824        249,980        189,804
                                       -----------    -----------     -----------     -----------    -----------    -----------
Operating loss .....................       (17,971)       (93,616)        (73,586)       (407,541)      (171,823)      (111,647)
Other expense, net .................        37,569         35,320          35,320         112,906        120,180        120,180
                                       -----------    -----------     -----------     -----------    -----------    -----------
Loss before income taxes,
   equity in loss of investees
   and minority interest ...........       (55,540)      (128,936)       (108,906)       (520,447)      (292,003)      (231,827)
Provision (benefit) for
   income taxes ....................       (10,109)       (24,498)        (24,498)        (58,082)       (55,481)       (55,481)
Equity in loss of investees ........       (14,299)       (23,661)        (14,732)       (166,040)       (76,254)       (49,509)
Minority interest ..................           423           (645)           (645)         (2,238)        (1,473)        (1,473)
                                       -----------    -----------     -----------     -----------    -----------    -----------
Net loss ...........................   $   (59,307)   $  (128,744)    $   (99,785)    $  (630,643)   $  (314,249)   $  (227,328)
                                       ===========    ===========     ===========     ===========    ===========    ===========
Basic net loss per share ...........   $     (0.36)   $     (0.80)    $     (0.62)    $     (3.85)   $     (2.02)   $     (1.46)
                                       ===========    ===========     ===========     ===========    ===========    ===========
Diluted net loss per share .........   $     (0.36)   $     (0.80)    $     (0.62)    $     (3.85)   $     (2.02)   $     (1.46)
                                       ===========    ===========     ===========     ===========    ===========    ===========

As of the adoption date of the standard, we have reassessed the useful lives of our identified intangibles and they continue to be appropriate. Goodwill and other intangible assets are attributable to two reporting units, packaging and test services. We completed the initial impairment test during the second quarter of 2002. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several non-core packaging services assets remained at low utilization rates during the second quarter of 2002 and are no longer expected to reach previously anticipated utilization levels. As discussed in Note 4 we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

The changes in the carrying value of goodwill by reporting unit are as follows:

                                                          PACKAGING            TEST
                                                           SERVICES           SERVICES            TOTAL
                                                         -------------    --------------    -------------
                                                                          (IN THOUSANDS)
Balance as of January 1, 2002.........................   $     586,344    $       72,786    $    659,130
Goodwill acquired.....................................          35,845               --           35,845
Goodwill impairment...................................             --            (73,080)        (73,080)
Translation adjustments...............................           1,524               294           1,818
                                                         -------------    --------------    ------------
Balance as of September 30, 2002......................   $     623,713    $          --     $    623,713
                                                         =============    ==============    ============

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

     Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets that we expect to dispose by June 30, 2003. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

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

     During the third quarter of 2002, we recorded $13.8 million of special charges principally related to the consolidation of our operations in Taiwan. The charge was comprised of $10.8 million to write-off leasehold improvements and other long-lived assets and $3.0 million for lease termination and other exit costs.

     Of the total $18.6 million restructuring charges recorded in the second and third quarter of 2002, $7.2 million remains outstanding as of September 30, 2002. $11.4 million was charged against the restructuring accrual principally to write-off leasehold improvements and other long-lived assets.

6.   ACQUISITIONS

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchased price as well as contingent payments, which together can not be less than 1.7 billion Japanese yen and can not exceed 2.4 billion Japanese yen ($13.9 million to $19.7 million based on the spot exchange rate at September 30, 2002). If we make the additional contingent payments of 700 million Japanese yen ($5.7 million based on the spot exchange rate at September 30, 2002), we will record them as additional amounts of purchase price effective as of the date the contingency is resolved in January 2003. In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

     In October 2002, we terminated negotiations with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan pursuant to the April 2002 memorandum of understanding between our company and Fujitsu.

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

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. The total purchase price of $77.1 million was financed by a short-term note payable to Toshiba of $21.1 million, $47.0 million in other financing from a Toshiba financing affiliate and cash on hand. Amkor Iwate provides packaging and test services to Toshiba's Iwate factory under a long-term supply agreement based on a cost plus calculation. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but can not be less than 1 billion Japanese yen and can not exceed 4 billion Japanese yen ($8.2 million to $32.8 million based on the spot exchange rate at September 30, 2002).

7.    OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

      During the third quarter of 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.66 per share based on the spot exchange rate at September 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." The transaction closed on September 30, 2002. As of the closing date, we received $58.1 million in net cash proceeds and promissory notes totaling 42 billion Korean won ($34.2 million based on the spot exchange rate at September 30, 2002) of which 21 billion Korean won is payable on September 30, 2003 and the balance is payable on February 10, 2004. We divested an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection this transaction. In a separate transaction, Dongbu acquired 12.0 million newly issued shares of ASI in July 2002. Following these transactions, Amkor owns 26.7 million shares of ASI or approximately 21% of ASI's outstanding voting stock. We recognized a capital loss on the partial disposition of our investment in ASI of approximately $117.0 million for which we recorded a full valuation allowance to offset the tax benefit that we do not expect to realize.

     The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

Financial Information for ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI.

                                                                               FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2002              2001
                                                                            -------------     -------------
                                                                                      (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues.............................................................   $     166,024     $     111,771
Gross profit (loss)......................................................         (68,501)          (60,201)
Net loss.................................................................         (60,831)         (118,650)


                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  2002            2001
                                                                            -------------     -------------
                                                                                       (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits........................   $     129,226     $      84,721
Current assets...........................................................         208,790           144,898
Property, plant and equipment, net.......................................         527,998           646,298
Noncurrent assets (including property, plant and equipment)..............         641,571           770,932
Current liabilities......................................................         109,857           134,727
Total debt and other long-term financing (including current portion).....         169,824           238,970
Noncurrent liabilities (including debt and other long-term financing)....         141,998           175,487
Total stockholders' equity...............................................         598,506           605,616

      We evaluate our investment in ASI for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, the largest customer for the output of ASI's foundry, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility beginning in 2000 and continuing into 2002. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an additional impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share as of June 30, 2002 based on negotiations with Dongbu to acquire a portion of our interest in ASI. At September 30, 2002 and October 31, 2002, ASI's stock price was $2.96 per share and $4.13 per share, respectively. During the fourth quarter of 2002, if the market value of ASI's stock remains below our carrying value, we will likely record an additional impairment charge.

8.    INVENTORIES

      Inventories consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2002             2001
                                                       --------------    ------------
                                                               (IN THOUSANDS)
Raw materials and purchased components..............   $       70,084    $     64,752
Work-in-process.....................................            9,191           9,032
                                                       --------------    ------------
                                                       $       79,275    $     73,784
                                                       ==============    ============

9.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                        (IN THOUSANDS)
Land  ........................................................  $      88,687    $     88,667
Buildings and improvements....................................        541,191         495,104
Machinery and equipment.......................................      1,507,897       1,661,140
Furniture, fixtures and other equipment.......................        129,584         118,069
Construction in progress......................................         12,320          63,782
                                                                -------------    ------------
                                                                    2,279,679       2,426,762
Less -- Accumulated depreciation and amortization.............     (1,257,225)     (1,034,488)
                                                                -------------    ------------
                                                                $   1,022,454    $  1,392,274
                                                                =============    ============

      As described in Note 4, we recorded a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.

10.   ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2002              2001
                                                        -------------     ------------
                                                               (IN THOUSANDS)
Patents and technology rights........................   $      61,835     $     46,713
Less -- Accumulated amortization.....................         (14,894)          (9,663)
                                                        -------------     ------------
                                                        $      46,941     $     37,050
                                                        =============     ============

      The estimated annual amortization expense for each of the next five years ending on December 31 is $7.7 million. The weighted average amortization period for the patents and technology rights is 8 years. As described in Note 4, we reduced the carrying value of our test services patents and technology rights by a $4.8 million impairment charge.

11.   INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2002             2001
                                                                     -------------    ------------
                                                                            (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 21% and 42% at September 30, 2002
         and December 31, 2001, respectively) (see Note 7).......... $     119,625    $    377,947
   Other equity investments (20% - 50% owned).......................         1,106             966
                                                                     -------------    ------------
         Total equity investments...................................       120,731         378,913
Marketable securities classified as available for sale..............         5,242           4,038
                                                                     -------------    ------------
                                                                     $     125,973    $    382,951
                                                                     =============    ============

      In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, holds a 25% ownership interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2002 and 2001 was $12.5 million and $11.5 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

12.   ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2002             2001
                                                           -------------    ------------
                                                                  (IN THOUSANDS)
Accrued income taxes.....................................  $      51,883    $     53,364
Accrued interest.........................................         36,572          32,584
Accrued payroll..........................................         32,264          20,813
Other accrued expenses...................................         74,566          38,783
                                                           -------------    ------------
                                                           $     195,285    $    145,544
                                                           =============    ============

13.   DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002              2001
                                                                                    -------------     ------------
                                                                                            (IN THOUSANDS)
Secured bank facility:
   Term B loans, LIBOR plus 4% due September 2005.................................  $      97,368     $     97,706
   $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005.......            --               --
9.25% Senior notes due May 2006...................................................        425,000          425,000
9.25% Senior notes due February 2008..............................................        500,000          500,000
10.5% Senior subordinated notes due May 2009......................................        200,000          200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share................................................        250,000          250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share................................................        258,750          258,750
Other debt........................................................................         74,540           94,812
                                                                                    -------------     ------------
                                                                                        1,805,658        1,826,268
Less -- Short-term borrowings and current portion of long-term debt...............        (50,849)         (54,815)
                                                                                    -------------     ------------
                                                                                    $   1,754,809     $  1,771,453
                                                                                    =============     ============

      In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings.

      Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $2.9 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively, in the accompanying consolidated statements of operations.

14.   EARNINGS PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and nine months ended September 30, 2002 and 2001, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of September 30, 2002, the total number of potentially dilutive securities outstanding was 14.8 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of September 30, 2001, the total number of potentially dilutive securities outstanding was 12.3 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively.

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

     Total net revenues derived from Toshiba accounted for 12.6% and 14.7% of our consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively. Total net revenues derived from TI accounted for 14.3% and 8.6% of our consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively. We derived 91.8% and 71.4% of our wafer fabrication revenues from Texas Instruments (TI) for the nine months ended September 30, 2002 and 2001, respectively.

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

                                            PACKAGING         WAFER
                                             AND TEST       FABRICATION       OTHER            TOTAL
                                             --------       -----------       -----            -----
                                                                 (IN THOUSANDS)
                                                                                           <C
Three Months Ended September 30, 2002
   Net revenues .....................     $   393,563      $    60,365     $      --       $   453,928
   Gross profit .....................          47,510            4,863            --            52,373
   Operating income (loss) ..........         (20,849)           2,878            --           (17,971)

Three Months Ended September 30, 2001
   Net revenues .....................     $   288,529      $    46,187     $      --       $   334,716
   Gross profit (loss) ..............         (15,992)           4,353            --           (11,639)
   Operating income (loss) ..........         (95,586)           1,970            --           (93,616)

Nine Months Ended September 30, 2002
   Net revenues .....................     $ 1,032,989      $   180,464     $      --       $ 1,213,453
   Gross profit .....................          34,432           16,851            --            51,283
   Operating income (loss) ..........        (417,635)          10,094            --          (407,541)

Nine Months Ended September 30, 2001
   Net revenues .....................     $ 1,039,365      $   126,143     $      --       $ 1,165,508
   Gross profit .....................          66,069           12,088            --            78,157
   Operating income (loss) ..........        (176,975)           5,152            --          (171,823)

Total Assets
   September 30, 2002 ...............     $ 2,238,312      $   124,590     $   382,041     $ 2,744,943
   December 31, 2001 ................       2,540,020           87,953         595,345       3,223,318

     The following presents property, plant and equipment, net based on the location of the asset.

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2002           2001
                                                     -----------     -----------
                                                             (IN THOUSANDS)
Property, Plant and Equipment, net
   United States..................................   $    81,814     $    87,776
   Philippines....................................       293,797         471,302
   Korea..........................................       513,636         698,448
   Taiwan.........................................        76,755          90,088
   Japan..........................................        41,848          35,074
   China..........................................        14,001           9,093
   Other foreign countries........................           603             493
                                                     -----------     -----------
                                                     $ 1,022,454     $ 1,392,274
                                                     ===========     ===========

16.   COMMITMENTS AND CONTINGENCIES

      Amkor is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the company is a party will have a material adverse effect on our financial condition or results of operations.

      We are disputing certain amounts due under a technology license agreement with a third party. We remit to the third party our estimate of amounts due under this agreement. Depending on the outcome of this dispute, the ultimate amount payable by us, as of September 30, 2002, could be up to an additional $16.6 million. The third party is not actively pursuing resolution to this dispute and we have not accrued the potential additional amount.

17.   SUBSEQUENT EVENTS

      Effective with the fourth quarter of 2002, we will change the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We will not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change is expected to reduce depreciation expense by approximately $18 million per quarter.

      On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our Board of Directors can elect to surrender their existing options and be granted new options six months and one day after the tendered options are cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees. The exercise price will equal the fair market value of common stock as of the new grant date which is expected to be no earlier than June 12, 2003. As of October 31, 2002, we had options outstanding of 14.8 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future revenue and operating performance, (4) statements regarding the future of our relationship with ASI and utilization of the capacity of ASI's wafer fabrication facility and
(5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

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



      We also market the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Intel Corporation, LSI Logic Corporation, RF Micro Devices, ST Microelectronics PTE, Sony Semiconductor Corporation, Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete from time to time with many of our vertically integrated customers, who may decide to outsource or not outsource certain of their packaging and test requirements.

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1978 through 2001, there were 11 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 13 years when growth was 19% or greater. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets. Since 1970, the semiconductor industry declined in 1975, 1985, 1996, 1998 and most recently beginning in the fourth quarter of 2000 and continued through 2001. The semiconductor industry declined an estimated 32% in 2001. Semiconductor industry analysts are forecasting little to no growth in 2002 on an annual basis as compared to 2001. However, industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. We recognized total impairment charges of $263.4 million during the second quarter of 2002. The nature of the impairment charges was as follows: (1) $18.7 million impairment charge to reduce the carrying value of the test and packaging assets to be disposed to their fair value less cost to sell;
(2) $171.6 million impairment charge to reduce the carrying value of test assets and certain non-core packaging assets that are held and used to fair value, and
(3) $73.1 million goodwill impairment charge associated with our test services reporting unit.

      We currently expect packaging and test revenue for the fourth quarter of 2002 to be around 5% lower than packaging and test revenues for the third quarter of 2002. Wafer fabrication services revenue should be around $50 million for the fourth quarter of 2002.

Effective with the fourth quarter of 2002, we will change the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We will not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change is expected to reduce depreciation expense by approximately $18 million per quarter. We expect that as a result of this change, together with ongoing cost efficiency programs, fourth quarter gross margin will improve to around 13%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we can not reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer. During the three and nine months ended September 30, 2002, as compared to the comparable period a year ago, the decline in average selling prices of 7% and 18%, respectively, significantly impacted our gross margins.

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

      In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services, but we continue to market ASI's wafer fabrication services. In May 2000 we committed to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of the each the packaging and test operations and the equity investment. We invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999.

      During the third quarter of 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.66 per share based on the spot exchange rate at September 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." The transaction closed on September 30, 2002. As of the closing date, we received $58.1 million in net cash proceeds and promissory notes totaling 42 billion Korean won ($34.2 million based on the spot exchange rate at September 30, 2002) of which 21 billion Korean won is payable on September 30, 2003 and the balance is payable on February 10, 2004. We divested an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection this transaction. In a separate transaction, Dongbu acquired 12.0 million newly issued shares of ASI in July 2002. Following these transactions, we own 26.7 million shares of ASI or approximately 21% of ASI's outstanding voting stock. We report ASI's results in our financial statements through the equity method of accounting.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation and we will no longer benefit from the income from operations and cash flows of our wafer fabrication services segment. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

      In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, holds a 25% ownership interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2002 and 2001 was $12.5 million and $11.5 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

Our 2002 Acquisitions

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchased price as well as contingent payments, which together can not be less than 1.7 billion Japanese yen and can not exceed 2.4 billion Japanese yen ($13.9 million to $19.7 million based on the spot exchange rate at September 30, 2002). In accordance with the new accounting standards related to purchase business combinations and goodwill, we recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

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

      In October 2002, we terminated negotiations with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan pursuant to the April 2002 memorandum of understanding between our company and Fujitsu.

Our Venture with Toshiba Corporation

      As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. Within three years we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but can not be less than 1 billion Japanese yen and can not exceed 4 billion Japanese yen ($8.2 million to $32.8 million based on the spot exchange rate at September 30, 2002).

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    -------------------------------
                                                          2002             2001              2002             2001
                                                     -------------     ------------     -------------     -------------
                                                              (UNAUDITED)                          (UNAUDITED)

Net revenues.....................................          100.0%            100.0%           100.0%            100.0%
Gross profit (loss)..............................           11.5              (3.5)             4.2               6.7
Operating loss...................................           (4.0)            (28.0)           (33.6)            (14.7)
Loss before income taxes, equity in
     loss of investees and minority interest.....          (12.2)            (38.5)           (42.9)            (25.1)
Net loss ........................................          (13.1)            (38.5)           (52.0)            (27.0)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Net Revenues. Net revenues increased $119.3 million, or 35.6%, to $454.0 million in the three months ended September 30, 2002 from $334.7 million in the three months ended September 30, 2001. Packaging and test net revenues increased 36.4% to $393.6 million in the three months ended September 30, 2002 from $288.5 million in the three months ended September 30, 2001. Wafer fabrication net revenues increased 30.7% to $60.4 million in the three months ended September 30, 2002 from $46.2 million in the three months ended September 30, 2001.

      The increase in packaging and test net revenues for the three months ended September 30, 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to a 42.8% increase in unit volumes partially offset by a 7% decline in average selling prices across our product lines as compared to the comparable period a year ago. This overall unit volume increase was driven by a 61.3% increase for advanced leadframe and laminate packages and a 24.9% increase in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the three months ended September 30, 2002 increased $9.2 million compared to the three month ended September 30, 2001. Our acquisitions in Taiwan and expansion into China contributed $10.2 million to the increase in net revenues for the three months ended September 30, 2002.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended September 30, 2002, the decline in average selling prices significantly impacted our gross margins as compared to the comparable period a year ago.

      The increase in wafer fabrication net revenues was primarily attributed to a 47.9% increase in sales to Texas Instruments in the three months ended September 30, 2002 as compared with the three months ended September 30, 2001 partially offset by a decrease in demand from our other wafer fabrication services customers. We derived 88.9% and 78.6% of our wafer fabrication revenues from Texas Instruments for the three months ended September 30, 2002 and 2001, respectively. The definitive agreements with Dongbu provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation.

      Gross Profit (Loss). Gross profit increased $64.0 million to $52.4 million in the three months ended September 30, 2002 from a gross loss of $11.6 million in the three months ended September 30, 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin. As a result of acquisitions in Japan and Taiwan in 2001 as well as other geographic expansions, we substantially increased our fixed costs.

      Gross margins as a percentage of net revenues increased 15 percentage points to 11.5% in the three months ended September 30, 2002 as compared to a negative (3.5%) in the three months ended September 30, 2001 principally as a result of the following:

   - Our factories in Korea and the Philippines caused an approximate 16 percentage point increase in gross margins attributed to increased capacity utilization as a result of increased unit volumes together with the impact of our cost savings initiatives and an estimated reduction of $19 million in depreciation expense as a result of the fixed asset impairment charge recorded during the second quarter of 2002.

   - Material cost savings that contributed approximately 3 percentage points to the increase in gross margins.

   The positive impacts on gross margins were partially offset by:

   - Average selling price erosion across our product lines caused an estimated 2 percentage point decline in gross margins.

   - Our acquisitions in Taiwan and expansion into China caused an approximate 2 percentage point decline in gross margin as a result of the costs associated with ramping and reconfiguring operations at these facilities as well as other factors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 1.6%, to $47.1 million, or 10.4% of net revenues, in the three months ended September 30, 2002 from $47.8 million, or 14.3% of net revenues, in the three months ended September 30, 2001. The decrease in these costs was principally due to:

   - Decreased costs of $1.8 million principally related to our U.S. based administrative overhead cost reduction initiatives; and

   - Decreased costs of $1.8 million related to the acquisitions in Taiwan and the geographic expansion in China attributed to the significant start-up expenses incurred during the three months ended September 30, 2001; partially offset by

   - Increased administrative overhead of $2.9 million in our facilities in Korea, the Philippines and Japan as a result of additional indirect labor associated with the additional production volumes.

      Research and Development. Research and development expenses decreased $2.2 million to $7.6 million, or 1.7% of net revenues, in the three months ended September 30, 2002 from $9.8 million, or 2.9% of net revenues, in the three months ended September 30, 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $20.0 million for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001.

      Special Charges. During the three months ended September 30, 2002, we recorded $13.8 million of special charges principally related to the consolidation of our operations in Taiwan. The charge was comprised of $10.8 million to write-off leasehold improvements and other long-lived assets and $3.0 million for lease termination and other exit costs.

      Other (Income) Expense. Other expenses, net increased $2.3 million, to $37.6 million, or 8.3% of net revenues, in the three months ended September 30, 2002 from $35.3 million, or 10.6% of net revenues, in the three months ended September 30, 2001.

      Provision (Benefit) for Income Taxes. Our effective tax rate in the three months ended September 30, 2002 and 2001 was a benefit of (18.2%) and (19.0%), respectively. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future. If we continue to incur losses, a valuation allowance may be required for a portion or all of our deferred tax assets related primarily to net operating loss carryforwards.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the three months ended September 30, 2002 of $12.5 million compared to $23.7 million ($14.7 million excluding the amortization of equity method goodwill) in the three months ended September 30, 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $8.9 million for the three months ended September 30, 2002 as compared with the corresponding period.

      During the three months ended September 30, 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. With Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of 20 million shares from our company and our disposition of an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection with the transaction with Dongbu, our ownership interest in ASI was reduced to approximately 21%.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Net Revenues. Net revenues increased $48.0 million, or 4.1%, to $1,213.5 million in the nine months ended September 30, 2002 from $1,165.5 million in the nine months ended September 30, 2001. Packaging and test net revenues decreased 0.6% to $1,033.0 million in the nine months ended September 30, 2002 from $1,039.4 million in the nine months ended September 30, 2001. Wafer fabrication net revenues increased 43.1% to $180.5 million in the nine months ended September 30, 2002 from $126.1 million in the nine months ended September 30, 2001.

      The decrease in packaging and test net revenues for the nine months ended September 30, 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to a 18% decline in average selling prices across our product lines as compared to the comparable period a year ago. Partially offsetting the decline in average selling prices, overall unit volumes increased 15.3% which was driven by a 38.0% increase for advanced leadframe and laminate packages offset by a 2.4% decrease in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the nine months ended September 30, 2002 declined $18.4 million compared to the nine month ended September 30, 2001. Our acquisitions in Taiwan and expansion into China contributed $49.0 million to the increase in net revenues for the nine months ended September 30, 2002.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the nine months ended September 30, 2002, the decline in average selling prices significantly impacted our gross margins as compared to the comparable period a year ago.

      The increase in wafer fabrication net revenues was primarily attributed to a 84.2% increase in sales to Texas Instruments in the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001 partially offset by a 59.3% decrease in demand from our other wafer fabrication services customers. We derived 91.8% and 71.4% of our wafer fabrication revenues from Texas Instruments for the nine months ended September 30, 2002 and 2001, respectively. The definitive agreements with Dongbu provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation.

      Gross Profit (Loss). Gross profit decreased $26.9 million, or 34.4%, to $51.3 million in the nine months ended September 30, 2002 from $78.2 million in the nine months ended September 30, 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin. As a result of acquisitions in Japan and Taiwan in 2001 as well as other geographic expansions, we substantially increased our fixed costs.

      Gross margins as a percentage of net revenues decreased 2.5 percentage points to 4.2% in the nine months ended September 30, 2002 as compared to 6.7% in the nine months ended September 30, 2001 principally as a result of the following:

   - Average selling price erosion across our product lines caused an estimated 12 percentage points decline in gross margins.

   - Our acquisitions in Taiwan and expansion into China contributed approximately 1 percentage point to the decline in gross margin as a result of the costs associated with ramping and reconfiguring operations at these facilities.

      The negative impacts on gross margins were partially offset by:

- Our factories in Korea and the Philippines caused an approximate 6.5 percentage point increase in gross margins attributed to increased capacity utilization as a result of increased unit volumes together with the impact of our cost savings initiatives and an estimated reduction of $19 million in depreciation expense as a result of the fixed asset impairment charge recorded during the second quarter of 2002.

- Material cost savings that contributed approximately 4 percentage points to the increase in gross margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.8 million, or 5.7%, to $144.4 million, or 11.9% of net revenues, in the nine months ended September 30, 2002 from $153.2 million, or 13.1% of net revenues, in the nine months ended September 30, 2001. The decrease in these costs was principally due to decreased costs of $9.4 million principally related to our U.S. based administrative overhead cost reduction initiatives; partially offset by $0.6 million for increased administrative costs in our factories.

      Research and Development. Research and development expenses decreased $3.9 million to $24.5 million, or 2.0% of net revenues, in the nine months ended September 30, 2002 from $28.4 million, or 2.4% of net revenues, in the nine months ended September 30, 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

      Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $60.2 million for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001.

      Special Charges. During the nine months ended September 30, 2002, we recorded $282.0 million of special charges. Special charges were comprised of:

                                                                  SEPTEMBER 30,
                                                                       2002
                                                                  --------------
                                                                  (IN THOUSANDS)
Impairment of long-lived assets ................................  $      190,266
Impairment of goodwill .........................................          73,080
Lease termination and other exit costs .........................          18,639
                                                                  --------------
                                                                  $      281,985
                                                                  ==============

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

      SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

      During the three months ended September 30, 2002, we recorded $13.8 million of special charges principally related to the consolidation of our operations in Taiwan. The charge was comprised of $10.8 million to write-off leasehold improvements and other long-lived assets and $3.0 million for lease termination and other exit costs.

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

      Other (Income) Expense. Other expenses, net decreased $7.3 million, to $112.9 million, or 9.3% of net revenues, in the nine months ended September 30, 2002 from $120.2 million, or 10.3% of net revenues, in the nine months ended September 30, 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $12.1 million. Net interest expense in the nine months ended September 30, 2001 included $9.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February 2001 and May 2001 of term loans outstanding under our secured bank facility. Other expenses were negatively impacted by a change in foreign currency gains and losses of $1.9 million for the nine months ended September 30, 2002 as compared with the corresponding period in the prior year.

      Provision (Benefit) for Income Taxes. Our effective tax rate in the nine months ended September 30, 2002 and 2001 was a benefit of (11.2%) and (19.0%), respectively. The change in the effective tax rate in the nine months ended September 30, 2002 was due to impairment charges recorded in jurisdictions for which there is limited offsetting tax benefits as a result of tax holidays. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future. If we continue to incur losses, a valuation allowance may be required for a portion or all of our deferred tax assets related primarily to net operating loss carryforwards.

      Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in the nine months ended September 30, 2002 of $24.7 million compared to $76.2 million ($49.5 million excluding the amortization of equity method goodwill) in the nine months ended September 30, 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $26.7 million for the nine months ended September 30, 2002 as compared with the corresponding period.

      During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share as of June 30, 2002 based on the negotiations with Dongbu to acquire a portion of our interest in ASI. During the three months ended September 30, 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. With Dongbu's recent purchase of 12.0 million newly issued shares of ASI together with its purchase of 20 million shares from our company and our disposition of an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection with the transaction with Dongbu, our ownership interest in ASI was reduced to approximately 21%.

LIQUIDITY AND CAPITAL RESOURCES

      Semiconductor industry analysts have forecasted little to no growth in 2002 on an annual basis as compared to 2001. In addition, industry analysts have forecasted significant growth in the semiconductor industry in each of 2003 and 2004. Because of the steep decline in semiconductor sales on a quarterly basis during 2001, we have experienced significant quarter-to-quarter growth during 2002, although we currently expect packaging and test revenue for the fourth quarter of 2002 to be around 5% lower than packaging and test revenues for the third quarter of 2002. Wafer fabrication services revenue should be around $50 million for the fourth quarter of 2002. Effective with the fourth quarter of 2002, we will change the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We will not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change is expected to reduce depreciation expense by approximately $18 million per quarter. We expect that as a result of this change, together with ongoing cost efficiency programs, fourth quarter gross margin will improve to around 13%. During the third quarter of 2002, we recorded $13.8 million charge principally related to the consolidation of our operations in Taiwan. The charge was comprised of $10.8 million to write-off leasehold improvements and other long-lived assets and $3.0 million for lease termination and other exit costs. During the second quarter of 2002, we consolidated some of our U.S. office locations and closed our San Jose test facility and recognized $4.8 million in lease cancellation costs and other facility exit expenses. These activities were designed to reduce expenses and enhance operational efficiencies. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including consolidating packaging lines, reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities.

      As a result of the favorable impact on our cash flows caused by the increase in demand for our services, net cash provided by operating activities for the three months ended June 30, 2002 and September 30, 2002 was $26.7 million and $65.2 million, respectively. The net cash used by operating activities for the three months ended March 31, 2002 was $8.8 million. Comparatively, the net cash provided by operating activities for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 were $73.2 million, $61.0 million, $16.2 million and $10.1 million, respectively. Net cash used in investing activities during the nine months ended September 30, 2002 and 2001 was $34.8 million and $145.2 million, respectively. Net cash used by financing activities during the nine months ended September 30, 2002 was $14.5 million and net cash provided by financing activities during the nine months ended September 30, 2001 was $229.7 million. Our cash and cash equivalents balance as of September 30, 2002 was $235.0 million, and we have up to $100 million available from our unused revolving line of credit. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

      In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our bank debt facility agreed to extend the existing financial covenant framework through December 31, 2003. Our bank debt encompasses a $97.4 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of approximately $12 million per quarter beginning in December 2003 through December 2005. The bank debt facility will revert to its original covenant structure in January 2004. Additionally, the reduced levels of our operating cash flow in 2001 required us to renegotiate our existing bank debt covenants in March 2001, June 2001 and September 2001. In connection with the September 2001 amendment, our revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.

      During this industry downturn, our business strategy has been in part to enhance our financial flexibility. In February 2001 and May 2001, we raised $500.0 million through the sale of 9.25% senior notes due 2008 and $250.0 million through the sale of 5.75% convertible subordinated notes due 2006, respectively. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, following our announced plan to redeem these notes, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2002, we had a total of $1,805.7 million debt and had available to us a $100.0 million revolving line of credit under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the nine months ended September 30, 2002, interest expense payable in cash was $107.7 million.

      As a result of the current business conditions, we have significantly reduced our capital expenditure plans. We expect to spend up to $100.0 million in total capital expenditures in each 2002 and 2003, primarily to support the development of our Flip Chip, System-in-Package and high-end BGA capabilities. During the nine months ended September 30, 2002 and 2001, we made capital expenditures of $82.3 million and $134.9 million, respectively. During the year ended December 31, 2001 and 2000, we made capital expenditures of $158.7 million and $480.1 million, respectively.

      We continue to diversify our operations geographically. In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The purchase price was principally allocated to the tangible assets. In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing and an additional payment one year from the closing that can not be less than 1.7 billion Japanese yen and can not exceed 2.4 billion Japanese yen ($13.9 million to $19.7 million based on the spot exchange rate at September 30, 2002). In October 2002, we terminated negotiations with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan pursuant to the April 2002 memorandum of understanding between our company and Fujitsu. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation (TSTC) and Sampo Semiconductor Corporation (SSC) in Taiwan. The combined purchase price, including the settlement of a January 2002 earn-out provision, was paid with the issuance of 6.7 million shares of our common stock valued at $123.1 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase within three years. The share purchase price will be determined based on the performance of the joint venture during the three-year period, but can not be less than 1 billion Japanese yen and can not exceed 4 billion Japanese yen ($8.2 million to $32.8 million based on the spot exchange rate at September 30, 2002).

      During the third quarter of 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.66 per share based on the spot exchange rate at September 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." The transaction closed on September 30, 2002. As of the closing date, we received $58.1 million in net cash proceeds and promissory notes totaling 42 billion Korean won ($34.2 million based on the spot exchange rate at September 30, 2002) of which 21 billion Korean won is payable on September 30, 2003 and the balance is payable on February 10, 2004. We divested an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection this transaction. In a separate transaction, Dongbu acquired 12.0 million newly issued shares of ASI in July 2002. Following these transactions, we own 26.7 million shares of ASI or approximately 21% of ASI's outstanding voting stock.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation and we will no longer benefit from the income from operations and cash flows of our wafer fabrication services segment.

      In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, holds a 25% ownership interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2002 and 2001 was $12.5 million and $11.5 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

      We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We can not assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on our company.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements in our annual report on Form 10-K, as amended. Our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions, which are subject to examination by tax authorities. Our tax returns have been examined through 1994 in the Philippines and through 1996 in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of September 30, 2002 and December 31, 2001, the accrual for current taxes and estimated additional taxes was $51.9 million and $53.4 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

      Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. As of September 30, 2002, net deferred tax assets were $165.4 million. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. The year ending December 31, 2002, will be our second consecutive year of losses; however, we generated during the years ended December 31, 2000, 1999, and 1998 cumulative income before income taxes, equity in income of investees and minority interest of $403.5 million. If we continue to incur losses, we may be required to increase our valuation allowance.

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

      Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved.

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

      Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we will change the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We will not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change is expected to reduce depreciation expense by approximately $18 million per quarter. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

-     historical experience;

-     expected future cash flows;

-     prevailing industry practice;

-     consultations with an independent appraisal firm; and

-     consultations with equipment manufacturers.

      We believe that our principal competitors depreciate their packaging assets over periods six to eight years. The change of the estimated useful lives is considered a change in estimate and will be accounted for prospectively beginning with the fourth quarter of 2002.

Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. Such evaluation includes an assessment of general economic and company specific considerations such as regular customer forecasts provided by Texas Instruments, regularly updated projections of ASI operating results, and other indications of value including valuations indicated by possible strategic transactions involving ASI that Amkor and ASI have explored. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility beginning in 2000 and continuing into 2002. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an additional impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share as of June 30, 2002 based on negotiations with a Dongbu to acquire a portion of our interest in ASI. At September 30, 2002 and October 31, 2002, ASI's stock price was $2.96 per share and $4.13 per share, respectively. During the fourth quarter of 2002, if the market value of ASI's stock remains below our carrying value, we will likely record an additional impairment charge.

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

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

      The following section discloses the known material risks facing our company. Additional risks and uncertainties that are presently unknown to us or that we currently deem immaterial may also impair our business operations. We can not assure you that any of the events discussed in the risk factors below will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected.

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

THE SEMICONDUCTOR INDUSTRY MAY NOT RECOVER AS EXPECTED -- WE MAY RECOGNIZE LOWER THAN EXPECTED REVENUES.

      Although we experienced significant recovery in our company's core packaging services during the second and third quarter of 2002, there continues to be significant uncertainty throughout the industry related to market demand which is hindering visibility throughout the supply chain. That lack of visibility makes it difficult to forecast whether the recovery we are experiencing will be sustained. If industry conditions do not continue to improve, we could continue to sustain significant losses which could materially impact our business including our liquidity.

FLUCTUATIONS IN OPERATING RESULTS -- OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CAN NOT CONTROL.

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

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

      Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three and nine months ended September 30, 2002, as compared to the comparable periods a year ago, the decline in average selling prices of 7% and 18%, respectively, significantly impacted our gross margins. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we can not reduce the cost of our packaging and test services and wafer fabrication services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of September 30, 2002, total debt was $1,805.7 million. We have a $100.0 million revolving line of credit of which no amounts were drawn as of September 30, 2002. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

      In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our bank debt facility agreed to extend the existing financial covenant framework through December 31, 2003. Our bank debt encompasses a $97.4 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of approximately $12 million per quarter beginning in December 2003 through December 2005. The bank debt facility will revert to its original covenant structure in January 2004. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:

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

      As of September 30, 2002 we owned approximately 21% of ASI's outstanding voting stock. Accordingly, we report ASI's financial results in our financial statements through the equity method of accounting. If ASI's results of operations are adversely affected for any reason (including as a result of losses at its consolidated subsidiaries and equity investees), our results of operations will suffer as well. Financial or other problems affecting ASI could also lead to a complete loss of our investment in ASI. Our wafer fabrication business may suffer if ASI reduces its operations or if our relationship with ASI is disrupted.

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

      The weakness in the semiconductor industry in 2001 adversely affected the demand for the wafer output from ASI's foundry, our wafer fabrication services results and ASI's operating results. Demand for our wafer fabrication services and the wafer output from ASI's foundry have improved significantly for the three and nine months ended September 30, 2002. Wafer fabrication services revenue should be around $50 million for the fourth quarter of 2002. There can be no assurance that industry conditions will continue to improve as expected. If industry conditions do not recover as expected, our and ASI's operating results could be adversely affected.

      During the third quarter of 2002, we entered into definitive agreements to sell 20 million shares of common stock of Anam Semiconductor, Inc. (ASI) at a price of 5,700 Korean won per share ($4.66 per share based on the spot exchange rate at September 30, 2002) to the Dongbu Group. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." The transaction closed on September 30, 2002. As of the closing date, we received $58.1 million in net cash proceeds and promissory notes totaling 42 billion Korean won ($34.2 million based on the spot exchange rate at September 30, 2002) of which 21 billion Korean won is payable on September 30, 2003 and the balance is payable on February 10, 2004. We divested an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection this transaction. In a separate transaction, Dongbu acquired 12.0 million newly issued shares of ASI in July 2002. Following these transactions, we own 26.7 million shares of ASI or approximately 21% of ASI's outstanding voting stock.

      The definitive agreements with Dongbu also provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. In consideration of such termination, Dongbu will pay Amkor at least $45.0 million and no more than $65.0 million. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. The ultimate amount of net proceeds associated with these transactions is uncertain and can not be reasonably estimated. Upon termination of the foundry agreement, we will reflect our wafer fabrication services segment as a discontinued operation and we will no longer benefit from the income from operations of our wafer fabrication services segment.

ABSENCE OF BACKLOG -- WE MAY NOT BE ABLE TO ADJUST COSTS QUICKLY IF OUR CUSTOMERS' DEMAND FALLS SUDDENLY.

      Our packaging and test business does not typically operate with any material backlog. We expect that in the future our quarterly net revenues from packaging and test will continue to be substantially dependent upon our customers' demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period. In addition, our customers could reduce, cancel or delay their purchases of packaging and test services. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may be unable to adjust costs in a timely manner to compensate for any revenue shortfall.

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

      Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. We can not assure you that we will continue to be successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

RISKS ASSOCIATED WITH OUR WAFER FABRICATION BUSINESS -- OUR WAFER FABRICATION BUSINESS IS SUBSTANTIALLY DEPENDENT ON TEXAS INSTRUMENTS.

      Our wafer fabrication business depends significantly upon Texas Instruments. The amended Manufacturing and Purchasing Agreement with Texas instruments requires Texas Instruments to purchase from us at least 20% of ASI's wafer fabrication facility's capacity per quarter, and, under certain circumstances, Texas Instruments has the right to purchase from us up to 70% of this capacity. From time to time, Texas Instruments has failed to meet its minimum purchase obligations, and we can not assure you that Texas Instruments will meet its purchase obligations in the future. As a result of the weakness in the semiconductor industry, Texas Instruments and our other customers' demand for the output of ASI's wafer foundry decreased significantly in 2001. Texas Instruments did not meet the minimum purchase commitment throughout the twelve months ended December 31, 2001. Texas Instruments has made certain concessions to us to partially mitigate the shortfall in its purchases. If Texas Instruments fails to meet its purchase obligations, our company and ASI's businesses could be harmed.

      Texas Instruments has transferred certain of its complementary metal oxide silicon (CMOS) process technologies to ASI, and ASI is dependent upon Texas Instruments' assistance for developing certain other state-of-the-art wafer manufacturing processes. In addition, ASI's technology agreements with Texas Instruments only cover 0.35 micron, 0.25 micron, and 0.18 micron CMOS process technology. Texas Instruments has provided ASI a license to use wafer fabrication-related trade secrets for non-Texas Instruments products. Texas Instruments has not granted ASI a license to Texas Instruments patents, copyrights, or maskworks. Moreover, Texas Instruments has no obligation to transfer any next-generation technology to ASI. Our company and ASI's businesses could be harmed if ASI can not obtain new technology on commercially reasonable terms or ASI's relationship with Texas Instruments is disrupted for any reason.

      In order for the Manufacturing and Purchasing Agreement and the technology assistance agreements we and ASI have entered into with Texas Instruments to continue until December 31, 2007, Amkor, ASI and Texas Instruments would have to enter into a new technology assistance agreement by December 31, 2002. However, the advanced wafer fabrication technology that would be licensed under this agreement would require ASI either to (i) invest in excess of $400 million to refurbish its existing manufacturing facility, requiring the shutdown of part or all of its existing facility during the period of refurbishment, (ii) obtain access to a new or existing manufacturing facility owned by a third party that could support the advanced technology, or (iii) build and equip a new manufacturing facility, which would require substantially greater capital investment by ASI than the other options. We can not be certain that Amkor and ASI will be able to negotiate successfully a new technical assistance agreement with Texas Instruments. Moreover, we believe that it will be extremely difficult for ASI to finance, acquire and equip the necessary manufacturing facility to deploy the advanced wafer fabrication technology that would be transferred by Texas Instruments. If the Manufacturing and Purchasing Agreement and the technology assistance agreements with Texas Instruments were to be terminated, we can not be certain what the nature of Amkor's and ASI's business relationship, if any, would be with Texas Instruments. If Texas Instruments was to significantly reduce or terminate its purchase of ASI's wafer fabrication services, our wafer fabrication business would be seriously harmed.

      The definitive agreements we consummated with Dongbu provide that Amkor, ASI and Dongbu will reach agreement no later than December 31, 2002 to terminate Amkor's foundry agreement with ASI. Under the existing terms of the foundry agreement, Amkor has exclusive rights to sell all the output of ASI's foundry until 2008. As of the date of this report, the negotiations with Dongbu to terminate the foundry agreement and to acquire the net assets associated with our wafer fabrication services segment were ongoing. In addition, pursuant to the definitive agreements, Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable. As of the date of this report, Texas Instruments, Dongbu and ASI are negotiating revisions to the technology transfer assistance agreement and the manufacturing and purchase agreements.

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

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT CHANGES ADVERSELY.

      We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we can not obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality and (4) at competitive prices.

RAPID TECHNOLOGICAL CHANGE -- OUR BUSINESS WILL SUFFER IF WE CAN NOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

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

      Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we can not achieve advances in package design and wafer fabrication technology or obtain access to advanced package designs and wafer fabrication technology developed by others, our business could suffer.

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

      The subcontracted wafer fabrication business is also highly competitive. Our wafer fabrication services compete primarily with other subcontractors of semiconductor wafers, including those of Chartered Semiconductor Manufacturing, Inc., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation. Each of these companies has significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities and have been operating for some time. Many of these companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. If we can not compete successfully in the future against existing or potential competitors, our operating results will suffer.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

      As of October 31, 2002, we held 187 U.S. patents and had 259 pending patents. In addition to the U.S. patents, we held 531 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we can not assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

CONTINUED CONTROL BY EXISTING STOCKHOLDERS -- MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN SUBSTANTIALLY CONTROL THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

      As of October 31, 2002, Mr. James Kim and members of his family beneficially owned approximately 44.3% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

      The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at September 30, 2002 and December 31, 2001, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $2.0 million and $3.9 million, respectively, in peso-based net assets.

      The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses and include the cash and promissory notes received by us from Dongbu in connection with the September 2002 transaction to divest a portion of our investment in ASI. Based on the portfolio of won-based assets and liabilities at September 30, 2002 and December 31, 2001, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $4.3 million and $3.8 million, respectively, in won-based net assets.

      The yen-based financial instruments primarily consist of cash, non-trade receivables, accrued payroll taxes, debt and other expenses. Our exposure to the yen is principally a result of our 2001 acquisition of Amkor Iwate Corporation and our 2002 acquisition of a semiconductor packaging business of Citizen Watch Co., Ltd . Based on the portfolio of yen-based assets and liabilities at September 30, 2002 and December 31, 2001, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $16.4 million and $15.6 million, respectively, in yen-based net liabilities.

Interest Rate Risks

      Our company has interest rate risk with respect to our long-term debt. As of September 30, 2002, we had a total of $1,805.7 million of debt of which 92% was fixed rate debt and 8% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of September 30, 2002. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2001, we had a total of $1,826.3 million debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value, in thousands, of our fixed and variable rate debt as of September 30, 2002.

                                                 YEAR ENDING DECEMBER 31,
                              --------------------------------------------------------------
                                                                                                                           FAIR
                                 2002         2003         2004         2005         2006      THEREAFTER     TOTAL        VALUE
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt:

  Fixed rate debt             $    3,628   $   14,879   $      767   $       62   $  675,000   $  958,750   $1,653,086   $  507,211
  Average interest rate              4.0%         4.0%         4.0%         4.0%         8.0%         8.4%         8.1%

  Variable rate debt          $   36,118   $   38,281   $   55,268   $   17,860   $    2,858   $    2,187   $  152,572   $  152,572
  Average interest rate              2.0%         5.8%         5.8%         5.7%         4.3%         3.4%        4.8%

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

      (b) There were no significant changes in the our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
4.15        Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing
            Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and
            Deutsche Banc Alex. Brown, Inc.

10.20 Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu Corporation dated as of September 27, 2002

12.1        Computation of Ratio of Earnings to Fixed Charges

99.1        Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

      We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended September 30, 2002:

      Current Report on Form 8-K dated August 21, 2002 (filed August 22, 2002) related to a press release dated August 21, 2002 announcing the status of negotiations between Texas Instruments, Dongbu and Anam Semiconductor, Inc.

      Current Report on Form 8-K dated July 30, 2002 (filed August 1, 2002) related to press releases dated July 30, 2002 and July 31, 2002 announcing our financial results for the second quarter ended June 30, 2002.

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

                                     Date: November 14, 2002

                          SECTION 302(A) CERTIFICATION


I, James J. Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amkor Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  /s/ JAMES J. KIM
                                                  ------------------------------
                                                  By:    James J. Kim
                                                  Title: Chief Executive Officer

                          SECTION 302(A) CERTIFICATION


I, Kenneth T. Joyce, certify that:

7. I have reviewed this quarterly report on Form 10-Q of Amkor Technology, Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  /s/ KENNETH T. JOYCE
                                                  ------------------------------
                                                  By:    Kenneth T. Joyce
                                                  Title: Chief Financial Officer