Form 10-K
period 2002-12-31
AMKOR TECHNOLOGY INC
filed 2003-03-27
CIK 1047127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

                        Commission File Number 000-29472
                             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate  by check mark whether the  registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2002, was approximately $567,696,638.

     The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2003, was as follows: 165,155,936 shares of Common Stock, $0.001 par value.

     Documents Incorporated by Reference: None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I......................................................................    3
     Item 1.    Business....................................................    3
     Item 2.    Properties..................................................   14
     Item 3.    Legal Proceedings...........................................   15
     Item 4.    Submission of Matters to a Vote of Security Holders.........   17
PART II.....................................................................   17
     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   17
     Item 6.    Selected Financial Data.....................................   19
     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   21
     Item 7A.   Quantitative and Qualitative Disclosures About Market
                Risk........................................................   47
     Item 8.    Financial Statements and Supplementary Data.................   48
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   87
PART III....................................................................   87
     Item 10.   Directors, Executive Officers and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...........   87
     Item 11.   Executive Compensation......................................   91
     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................   95
     Item 13.   Certain Relationships and Related Transactions..............   97
PART IV.....................................................................   99
     Item 14.   Controls and Procedures.....................................   99
     Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................   99

     All references in this annual report to "Amkor," "we," "us," "our" or the "company" are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as "Korea." All references in this annual report to "ASI" are to Anam Semiconductor, Inc. and its subsidiaries, an equity investment of ours. As of December 31, 2002, we owned 21% of ASI's outstanding voting stock. PowerQuad, SuperBGA, FlexBGA, ChipArray, PowerSOP, MicroLeadFrame, Amkor Technology are trademarks or registered trademarks of Amkor Technology, Inc. Also, microBGA is a registered trademark of Tessera, Inc. All other trademarks appearing herein are held by their respective owners.

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

OVERVIEW

     Amkor is the world's largest subcontractor of semiconductor packaging and test services. Amkor was incorporated in Delaware in 1997. The company has built a leading position by:

     - Providing a broad portfolio of packaging and test technologies and services;

     - Maintaining a leading role in the design and development of new package and test technologies;

     - Cultivating long-standing relationships with customers, including many of the world's leading semiconductor companies;

     - Developing expertise in high-volume manufacturing; and

     - Diversifying   our   operational   scope   by   establishing   production
       capabilities in China, Japan and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

     The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Atmel Corporation, Intel
Corporation, LSI Logic Corporation, Mediatek Inc., Philips Electronics N.V., R.F. Microdevices, ST Microelectronics PTE, Sony Semiconductor Corporation and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     Packaging and test are an integral part of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor wafers are cut into individual chips which are then attached to a substrate and encased in a protective material to provide optimal electrical and thermal performance. Increasingly, packages are custom designed for specific chips and specific end-market applications. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications.

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). On February 28, 2003, we sold our wafer fabrication services business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

     A web site featuring current information regarding Amkor Technology, Inc. can be found on the internet at www.amkor.com.

INDUSTRY BACKGROUND

     Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been three important consequences: (1) an increase in demand for computers and consumer electronics fostered by declining prices for such products; (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, communications equipment and automotive systems; and (3) an increase in the semiconductor content in electronic products.

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

  SUBCONTRACT PROVIDERS HAVE DEVELOPED EXPERTISE IN ADVANCED PACKAGING TECHNOLOGIES.

     Semiconductor companies are facing ever-increasing demands for miniaturization, higher lead counts and improved thermal and electrical performance in semiconductor devices. This trend, coupled with increasing complexity in the design of semiconductor devices has led many semiconductor companies to view packaging as an enabling technology requiring sophisticated expertise and technological innovation. Many semiconductor companies have had difficulty developing the adequate internal capabilities and are relying on subcontract providers of packaging and test services as a key source of new package designs.

  SUBCONTRACT PROVIDERS CAN OFFER SHORTER TIME TO MARKET FOR NEW PRODUCTS BECAUSE THEIR RESOURCES ARE DEDICATED TO PACKAGING AND TEST SOLUTIONS.

     We believe that semiconductor companies are seeking to shorten the time to market for their new products, and that having the right packaging technology and capacity in place is a critical factor in reducing delays for these companies.

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

  MANY SEMICONDUCTOR MANUFACTURERS DO NOT HAVE THE ECONOMIES OF SCALE TO OFFSET THE SIGNIFICANT COSTS OF BUILDING PACKAGING AND TEST FACTORIES.

     Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, faster introductions of new products and the need to update or replace packaging equipment to accommodate new products have made it more difficult for semiconductor companies to maintain cost effective manufacturing and capacity utilization. Subcontract providers of packaging and test services, on the other hand, can use their equipment to support a broad range of customers, potentially generating greater manufacturing economies of scale.

  THE AVAILABILITY OF HIGH QUALITY PACKAGING AND TESTING FROM SUBCONTRACTORS ALLOWS SEMICONDUCTOR MANUFACTURERS TO FOCUS THEIR RESOURCES ON SEMICONDUCTOR DESIGN AND WAFER FABRICATION.

     With semiconductor process technology migrating to larger semiconductor wafers with more and smaller semiconductor dies, new wafer fabrication facilities are requiring investments of $2 billion or more. Subcontractors have demonstrated their ability to deliver advanced packaging and test solutions at a competitive price. Accordingly, semiconductor companies are choosing to focus their capital resources on core wafer fabrication activities rather than invest in advanced packaging and test technology.

  THERE ARE A GROWING NUMBER OF SEMICONDUCTOR COMPANIES WITHOUT FACTORIES, KNOWN AS "FABLESS" COMPANIES, THAT OUTSOURCE ALL OF THE MANUFACTURING OF THEIR SEMICONDUCTOR DESIGNS.

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

COMPETITIVE STRENGTHS

     We believe our competitive strengths include the following:

  BROAD OFFERING OF PACKAGE DESIGN, PACKAGING AND TEST SERVICES

     Integrating advanced semiconductor technology into electronic end products often poses unique thermal and electrical challenges, and Amkor employs a large number of design engineers to create package formats that solve these challenges. Amkor produces more than 1,000 package types, representing one of the broadest package offerings in the semiconductor industry. We provide customers with a wide array of packaging alternatives including traditional leadframe, advanced leadframe and laminate packages, in both wirebond and flip chip formats. We are also a leading assembler of complementary metal oxide silicon ("CMOS") image sensor devices used in digital cameras and cellular phones, and micro-electromechanical system ("MEMS") devices used in a variety of end markets, including automotive, industrial and personal entertainment. We also offer an extensive line of services to test digital, logic, analog and mixed signal semiconductor devices. We believe that the breadth of our packaging and test services is important to customers seeking to reduce the number of their suppliers.

  LEADING TECHNOLOGY INNOVATOR

     We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art leadframe and laminate package formats including our MicroLeadFrame(TM), VisionPak(TM), PowerQuad(R), SuperBGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have more than 300 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs.

  LONG-STANDING RELATIONSHIPS WITH PROMINENT SEMICONDUCTOR COMPANIES

     Our customer base consists of more than 400 companies, including most of the world's largest semiconductor companies. Over the last three decades Amkor has developed long-standing relationships with many of our customers.

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

COMPETITIVE DISADVANTAGES

     You should be aware that our competitive strengths may be diminished or eliminated due to certain challenges faced by our company and which our principal competitors may not face, including the following:

     - High Leverage and Restrictive Covenants -- Our substantial indebtedness and the covenants contained in the agreements with our lenders could materially restrict our operations and adversely affect our financial condition.

     - Risks Associated With International Operations -- We depend on our factories in the Philippines, Korea, Japan, Taiwan and China. Many of our customers' operations are also located outside of the U.S. To the extent political or economic instability or military actions occur in any of these regions, our operations could be harmed.

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

STRATEGY

     To build upon our leading industry position and to remain a preferred subcontractor of semiconductor packaging and test services, we are pursuing the following strategies:

  CAPITALIZE ON OUTSOURCING TREND

     We believe that while the outsourcing trend has been impacted during the recent industry downturn, there remains a long-term trend towards more outsourcing on the part of semiconductor companies. During this downturn, we believe that many vertically integrated semiconductor companies increased the use of their in-house packaging and test capabilities in order to minimize the impact of significant excess internal capacity that resulted from sharply lowered demand. At the same time, however, a number of vertically integrated semiconductor companies accelerated their use of outsourcing. In January 2001, we commenced a 60% Amkor-owned venture with Toshiba Corporation, in which Toshiba outsourced an entire packaging and test factory to the venture. We also reached agreement in 2002 with Agilent Technologies, whereby Agilent has ceased the packaging and testing of certain package types for its semiconductor devices used in printers, and is now using Amkor as the exclusive provider of packaging and test services for these package types. We intend to continue to capitalize on the expected growth in the outsourcing of semiconductor packaging and test services. We believe semiconductor companies will increasingly outsource packaging and test services to companies who can provide advanced technology and high-quality, high-volume manufacturing expertise.

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

 MAINTAIN OUR TECHNOLOGY LEADERSHIP

     We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities through the following activities:

     - Collaborating with customers to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy the requirements of those technology roadmaps;

     - Collaborating with companies, such as Toshiba Corporation, Cisco Systems, Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products; and

     - Implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. its microBGA(R) design. We have also licensed flip chip package technology from LSI Logic Corporation and wafer bumping technology from Flip Chip Technologies and Unitive Technologies. In general, these license agreements are non-exclusive, royalty-bearing arrangements with terms extending to various dates between 2008 and 2011.

 BROADEN THE GEOGRAPHICAL SCOPE OF OUR MANUFACTURING BASE

     Prior to 2001, our company's manufacturing operations were centered in Korea and the Philippines. In order to diversify our operational footprint and better serve our customers, we adopted a strategy of expanding our operational base to key microelectronic manufacturing areas of Asia. During 2001, we commenced a joint venture with Toshiba Corporation in Japan, we acquired two businesses in Taiwan, and we established a new factory in China. Our goal is to build operational scale in these new geographic locations and capitalize on growth opportunities in their respective markets.

 PROVIDE AN INTEGRATED, TURNKEY SOLUTION

     We are able to provide a turnkey solution comprised of semiconductor package design, packaging, test and drop shipment services. We believe that this will enable customers to achieve faster time to market for new products and improved cycle times.

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

PACKAGING AND TEST SERVICES

PACKAGING SERVICES

     We offer a broad range of package formats designed to provide our customers with a full array of packaging solutions. Our packages are divided into two families: traditional, which includes principally traditional leadframe products, and advanced packages, which includes principally advanced leadframes and laminate products.

     In response to the increasing demands of today's high-performance electronic products, semiconductor packages have evolved from traditional leadframe packages and now include advanced leadframe, and laminate formats. The differentiating characteristics of these package formats include (1) the size of the package, (2) the number of electrical connections the package can support
(3) the thermal and electrical characteristics of the package, and (4) in the case of our System-in-Package family of laminate packages, the integration of multiple active and passive components in a single package.

     As semiconductor devices increase in complexity, they often require a larger number of electrical connections. Leadframe packages are so named because they connect the electronic circuitry on the semiconductor device to the system board through leads on the perimeter of the package. Our laminate products, typically called ball grid array or BGA, use balls on the bottom of the package to create the electrical connections. This array format can support larger numbers of electrical connections.

     Evolving semiconductor technology has allowed designers to increase the level of performance and functionality in portable and handheld electronics products, and this has led to the development of smaller package sizes. In leading-edge packages, the size of the package is reduced to approximately the size of the individual chip itself in a process known as chip scale packaging.

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    2002             2001             2000
                                               --------------   --------------   --------------
                                                            (DOLLARS IN MILLIONS)
Traditional packages.........................  $  391    27.8%  $  439    32.8%  $  606    30.1%
Advanced packages............................     915    65.1      790    59.1    1,286    64.0
Test.........................................     100     7.1      108     8.1      118     5.9
                                               ------   -----   ------   -----   ------   -----
  Total packaging and test net revenues......  $1,406   100.0%  $1,337   100.0%  $2,010   100.0%
                                               ======   =====   ======   =====   ======   =====

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). Our net revenues from wafer fabrication services were $234 million, $181 million and $378 million of in 2002, 2001 and 2000, respectively. On February 28, 2003, we sold our wafer fabrication services business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

 TRADITIONAL PACKAGES

     Traditional, leadframe-based packages are the most widely used package family in the semiconductor industry and are typically characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. The most common traditional leadframe package is the SOIC, which accounts for approximately one half of all integrated circuit (IC) packages produced by the semiconductor industry. The traditional leadframe package family has evolved from "through hole design," where the leads are plugged into holes on the circuit board to "surface mount design," where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers' semiconductor devices.

 ADVANCED PACKAGES

  Advanced Leadframe Packages

     Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, with the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages also have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products.

     One of our newest advanced leadframe package offerings is the MicroLeadFrame(TM), a family of "leadless" advanced leadframe packages that is particularly well suited for radio frequency ("RF") and wireless applications. Our smallest MicroLeadFrame package is only 2mm square and can fit on the head of a pin.

 Laminate Packages

     The laminate family employs the ball grid array design which utilizes a plastic or tape laminate substrate rather than a leadframe substrate and places the electrical connections on the bottom of the package rather than around the perimeter.

     The ball grid array format was developed to address the need for higher lead counts required by advanced semiconductor devices. As the number of leads on leadframe packages increased, leads were placed closer to one another in order to maintain the size of the package. The increased lead density resulted in electrical shorting problems, and required the development of increasingly sophisticated and expensive techniques for producing circuit boards to accommodate the high number of leads.

     The ball grid array format solved this problem by effectively creating leads on the bottom of the package in the form of small bumps or balls that can be evenly distributed across the entire bottom surface of the package, allowing greater distance between the individual leads.

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

     - Tape SuperBGA(R), TapeArray(TM) BGA and Wafer Level Package further reduce package size and increase manufacturing efficiency.

 Other Advanced Packages

     To capitalize on an increasing customer demand for higher levels of system integration, we created our "System-in-Package" ("SiP") modules. SiP modules are integrated solutions that use both advanced packaging and traditional surface mount techniques to enable the combination of otherwise incompatible technologies in a single, highly reliable package. Most of our SiP packages are laminate based. By integrating various system elements into a single-function block, the SiP module delivers space and power efficiency, high performance, and lower production costs. Our SiP technology is being used to produce a variety of devices including power amplifiers for cellular phones, memory cards and sensors.

     In order to accommodate the emerging use of digital imaging in a variety of consumer products, we developed VisionPak(TM), a family of CMOS image sensor-based packages that can be incorporated in such products as cellular phones, PDAs, digital cameras and PCs.

     We are also a leading outsourced provider of micro-electromechanical system ("MEMS") based packages that are used in a broad range of industrial and consumer applications, including automobiles and home entertainment.

 TEST SERVICES

     Amkor provides a complete range of test solutions including wafer probe, final test, strip test, marking, bake, drypack, and tape and reel. The devices we test encompass nearly all technologies produced in the industry today including digital, linear, mixed signal, RF and integrated combinations of these technologies. In 2002 Amkor tested over 1.1 billion units making Amkor one of the highest volume testing companies in the subcontract packaging and test business. We tested 21%, 16% and 17% of the units that we packaged in 2002, 2001 and 2000, respectively. Our test operations are geographically located with our packaging operations to improve cycle time and facilitate information flow between the various manufacturing operations and with our customers.

     We are also an industry leader in providing innovative testing solutions that help to lower the total cost of test for our customers. Two examples of these innovative approaches are strip test and low cost RF test. In strip test, we integrate the testing process into the packaging process. This is a significant departure from the industry standard practice of treating packaging and test as separate unlinked operations. Using strip test technology, semiconductor devices are tested while they are still in the format they are naturally produced in during the packaging process. This process is superior to traditional non-integrated testing because it allows for large numbers of devices to be tested at the same time, increases the number of good devices, improves the quality of the finished device and improves throughput.

     In the area of low cost RF test, we have developed one of the lowest cost test solutions in the industry for testing simple RF devices that are pervasive in today's cell phones and wireless LAN products. This test approach combines inexpensive test hardware with integration software to achieve test costs that are significantly less costly than industry standard test practices. We believe that our low cost RF test technology provides a competitive advantage for Amkor and when it is combined with our System in Package packaging technology, offers our customers one of the industry's lowest total cost solutions.

     Amkor also provides value added engineering services in addition to basic device testing. These services include test program development, test hardware development, test program conversion to lower cost test systems, device characterization and reliability qualification testing. In total, Amkor can provide all of the test engineering services needed by our customers to get their products ready for high volume production. We believe that this service will continue to become more valuable to our customers as they face resource constraints not only in their production testing, but also in their test engineering and development areas.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility using 0.35 micron, 0.25 micron and 0.18 micron complementary metal oxide silicon ("CMOS") process technology provided by Texas Instruments pursuant to technology assistance agreements with ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus on developing new package products and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success factors in the semiconductor packaging and test market and believe that we have a distinct advantage in this area. Our research and development efforts support our customers' needs for smaller packages, increased performance, and lower cost. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, micro-electromechanical system ("MEMS") devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     As of December 31, 2002, we had more than 300 employees in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2002, 2001 and 2000, we spent $31.2 million, $38.8 million and $26.1 million, respectively, on research and development. We expect to continue to invest in research and development at similar levels in future periods.

     We believe that our focus on research and product development and the launching of leading-edge package technologies enables us to enter new markets early, capture market share and promote the adoption of our new package offerings as industry standards. We license our leading-edge technology such as MicroLeadFrame(TM) to customers and competitors. We seek to enhance our in-house research and development capability through the following activities:

     - Collaborating with customers to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy the requirements of those technology roadmaps;

     - Collaborating with companies, such as Toshiba Corporation, Cisco Systems, Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products; and

     - Implementing new package designs by entering into technology alliances and by licensing leading-edge designs from others. For example, we have entered into a strategic alliance with Sharp Corporation to promote chip scale packaging with fleXBGA(R). We have licensed from Tessera, Inc. their microBGA(R) design. We have also licensed flip chip package technology from LSI Logic Corporation and wafer bumping technology from Flip Chip Technologies and Unitive Technologies. In general, these license agreements are non-exclusive, royalty-bearing arrangements with terms extending to various dates between 2008 and 2011.

MARKETING AND SALES

     We sell our packaging and test services to our customers and support them through a network of international offices. To better serve our customers, our offices are located near our largest customers or areas where there is a concentration of several of our customers. Our office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania, and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore and Taiwan.

     To provide comprehensive sales and customer service, we assign each of our customers a direct support team consisting of an account manager, a technical program manager, a test program manager and both field and factory customer support representatives. We also typically support our largest multinational customers from multiple office locations to make sure we are fully aligned with their various operational and business entities.

     The direct support teams are closely supported by an extended staff of product managers, process and reliability engineers, marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

     - managing and coordinating ongoing manufacturing activity;

     - providing information and expert advice on packaging solutions and trends;

     - managing the start-up of specific packaging and test programs;

     - providing a continuous flow of information to the customers regarding products and programs in process; and

     - researching and assisting in the resolution of technical and logistical issues.

     We implement direct electronic links with our customers to achieve near real time and automated communications of order fulfillment information, such as inventory control and production schedules, and engineering data, such as production yields, device specifications and quality indices, and to connect our customers to our sales and marketing personnel worldwide and to our factories. Web-enabled tools provide our customers real time access to the status of their products, the performance of our manufacturing lines, and technical data they require to support their new product introductions.

CUSTOMERS

     As of January 31, 2003, we had more than 400 customers, and our customers include many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2002 based on revenues:

AMI Semiconductor, Inc.
Adaptec, Inc.
Advanced Micro Devices, Inc.
Agere Technologies, Inc.
Agilent Technologies
Altera Corporation
American Micro Systems, Inc.
Analog Devices, Inc.
Atmel Corporation
Austria Mikro Systeme
Cirrus Logic
Conexant Systems Inc.
Cypress Semiconductor
ESS Technology Inc.
Fairchild Semiconductor Corporation
Fujitsu Limited
Infineon Technologies AG
Integrated Circuit Systems, Inc.
Integrated Device Technology, Inc.
Intel Corporation
International Business Machines Corporation
International Rectifier
Intersil Corporation
Lattice Semiconductor Corporation
LSI Logic Corporation
Macronix International Corporation
Maxim Integrated Circuits
Mediatek Inc.
Melexis N.V.
Microchip Technology Inc.
Motorola, Inc.
National Semiconductor Corporation
NEC Corporation Ltd.
Omachi Fuji Co., LTD
ON Semiconductor
PMC -- Sierra Inc.
Philips Electronics
R.F Micro Devices
Robert Bosch GmbH
Samsung Electronics Corporation, LTD
Sanyo Electric Co., LTD
Silicon Laboratories Inc.
Skyworks Solutions, Inc.
Sony Semiconductor Corporation
ST Microelectronics PTE
Standard Microsystems
Texas Instruments, Inc.
Toshiba Corporation
Xilinx, Inc.
Zilog Electronics

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 12.6% and 14.3% of our consolidated net revenues for 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived substantially all of our wafer fabrication revenues from Texas

Instruments ("TI").  Total net  revenues derived  from TI  accounted for  13.9%,
10.2%   and  14.1%  of  consolidated  net  revenues  in  2002,  2001  and  2000, respectively.

MATERIALS AND EQUIPMENT

     Our packaging operations depend upon obtaining adequate supplies of materials and equipment on a timely basis. The principal materials used in our packaging process are leadframes or laminate substrates, gold wire and mold compound. We purchase materials based on customer forecasts, and our customers are generally responsible for any unused materials in excess of the quantity that they indicated that they would need.

     We work closely with our primary material suppliers to insure that materials are available and delivered on time. Moreover, we also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations. We are not dependent on any one supplier for a substantial portion of our material requirements.

     Our packaging operations depend on obtaining adequate supplies of manufacturing equipment on a timely basis. We work closely with major equipment suppliers to insure that equipment is delivered on time and that the equipment meets our stringent performance specifications.

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

COMPETITION

     The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., ASE Test Limited, ASAT Ltd., ChipPAC Incorporated, Orient Semiconductor Engineering, ST Assembly and Test Services, and Siliconware Precision Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     The principal elements of competition in the subcontracted semiconductor packaging market include: (1) breadth of package offering, (2) technical competence, (3) new package design and implementation,

(4) manufacturing yields, (5) manufacturing cycle times, (6) customer service and (7) price. We believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

     As of March 20, 2003, we held 224 U.S. patents and had 209 pending patents. In addition to the U.S. patents, we held 637 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

EMPLOYEES

     As of December 31, 2002, we had 20,276 full-time employees including approximately 700 employees seconded from Toshiba whose employment will be transferred to Amkor as of January 1, 2004. Of the total employee population, 13,021 were engaged in manufacturing, 5,650 were engaged in manufacturing support, 326 were engaged in research and development, 233 were engaged in marketing and sales and 1,046 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S., the Philippines, Taiwan and China are not represented by a collective bargaining unit. Certain members of our factories in Korea and Japan are members of a union, and all employees at these factories are subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

     We provide packaging and test services through our factories in Korea, Philippines, Japan, Taiwan and China. We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001, ISO9002, ISO14001, QS9000 and SAC Level I certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. In addition to providing world-class manufacturing services, our factories in the Philippines and Korea provide purchasing, engineering and customer service support. The size, location, and manufacturing services provided by each of our company's factories are set forth in the table below as of February 28, 2003.

                                                      APPROXIMATE
                                                     FACTORY SIZE
LOCATION                                             (SQUARE FEET)                 SERVICES
--------                                             -------------                 --------
Our Factories
Korea
Seoul, Korea (K1)..................................     670,000      Packaging services
                                                                     Package and process development
Bucheon, Korea (K2)(1).............................     271,000      Packaging services
Pupyong, Korea (K3)................................     428,000      Packaging and test services
Kwangju, Korea (K4)................................     885,000      Packaging and test services
Philippines
Muntinlupa, Philippines (P1)(2)....................     602,000      Packaging and test services
                                                                     Packaging and process development
Muntinlupa, Philippines (P2)(2)....................     112,000      Packaging services
Province of Laguna, Philippines (P3)(2)............     406,000      Packaging and test services
Province of Laguna, Philippines (P4)(2)............     200,000      Test services
Taiwan
Lung Tan, Taiwan...................................     246,000      Packaging and test services
China
Shanghai, China(3).................................     145,000      Packaging and test services
Japan
Kitakami, Japan(3).................................     147,000      Packaging and test services

---------------

(1) The land associated with this facility is leased from ASI. The buildings are owned by Amkor.

(2) As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from subsidiaries in which Amkor controls a minority interest, generally a 40% interest. Amkor owns the buildings at our P1, P3 and P4 facilities and leases the buildings at our P2 facility.

(3) Leased facility.

     We expect to complete the closing of the K2 facility in Bucheon, South Korea during the second quarter of 2003. We will transfer most of its packaging operations into our K4 factory in Kwangju, South Korea. Our operational headquarters is located in Chandler, Arizona, and our administrative headquarters, which is leased, is located in West Chester, Pennsylvania. In addition to an executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region and product management planning and marketing. The West Chester location houses finance and accounting, legal, and information systems, and serves as a satellite sales office for our eastern sales region. Our sales offices are located throughout the U.S. (Austin, Texas; Boston, Massachusetts; Chandler, Arizona; Dallas, Texas; Greensboro, North Carolina; Irvine, San Diego and Santa Clara, California; and West Chester, Pennsylvania) and internationally in France, Singapore, Taiwan, the Philippines, Japan and Korea.

ITEM 3.  LEGAL PROCEEDINGS

     We currently are a party to various legal proceedings, including those noted below. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the following legal proceedings could change in the future.

  Fujitsu Limited v. Cirrus Logic, Inc.

     On April 16, 2002, Amkor was served with a Third Party Complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of
California, San Jose Division. In this action, Fujitsu alleges that semiconductor devices it purchased from Cirrus Logic are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Fujitsu did not specify the amount of damages sought. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its Third Party Complaint against Amkor alleging that any liability for chip defects should be assigned to Amkor because Amkor assembled the subject semiconductor devices. Upon receipt of the Third Party Complaint, Amkor filed an Answer denying all liability, and its own Third Party Complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. Sumitomo Bakelite Co., Ltd., filed an Answer denying liability. The case is in discovery. Currently, the matter is scheduled to proceed to trial in January 2004.

     Amkor believes it has meritorious defenses to Cirrus Logic's Third Party Complaint and intends to vigorously defend the case. Moreover, Amkor believes it has valid third party claims against Sumitomo Bakelite should the epoxy mold compound in question be found to be defective. However, no assurance can be given that an adverse result cannot occur, or that any adverse result would not have a material impact upon Amkor. In this regard, other customers of Amkor have made inquiry about the epoxy mold compound in issue, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to that of Cirrus Logic will not be made against Amkor by other customers in the future.

  Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, Amkor filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor is seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an Immunity Agreement dated June 30, 1993 between Amkor and Motorola (the "Immunity Agreement").

     Amkor and Motorola have recently resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement will be dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remain pending, with a trial date currently scheduled for Fall 2003.

     Amkor believes it will prevail on the merits in this case. Moreover, should it be determined that the License Agreement or Citizen's interest in the '133 and '278 Patents were not successfully transferred to Amkor, Amkor believes it has recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact on Amkor.

  Alcatel Business Systems

     On November 5, 1999, Amkor agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The components were manufactured by Anam Semiconductor, Inc. ("Anam") for Amkor. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by Amkor were defective. On March 18, 2002, ABS and its insurer filed suit against Amkor and Anam in the Paris Commercial Court of France. That court has commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court appointed expert is not expected before December 2003. Amkor has denied all liability and intends to vigorously defend itself.

Additionally, Amkor has entered into a written agreement with Anam whereby Anam has agreed to indemnify Amkor against any and all loss related to the claims of AME, ABS and ABS' insurer.

     In response to the Paris lawsuit, on May 22, 2002, Amkor filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania against ABS, AME, and ABS' insurer, claiming that any dispute regarding is subject to the arbitration clause of the November 5, 1999 agreement between Amkor and AME. ABS and ABS' insurer have refused to arbitrate. This action is currently in discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2002.

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

                                                               HIGH     LOW
                                                              ------   ------
2002
     First Quarter..........................................  $22.31   $13.00
     Second Quarter.........................................   24.25     3.90
     Third Quarter..........................................    6.10     1.20
     Fourth Quarter.........................................    7.47     1.61
2001
     First Quarter..........................................  $23.63   $14.63
     Second Quarter.........................................   25.00    14.88
     Third Quarter..........................................   22.48    10.52
     Fourth Quarter.........................................   18.02     9.42

     There were approximately 391 holders of record of our common stock as of February 28, 2003.

DIVIDEND POLICY

     Since our public offering in 1998, we have never paid a dividend to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our secured bank debt agreements and the indentures governing our senior, senior subordinated and convertible subordinated notes restrict our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

EQUITY COMPENSATION PLANS

     The following table summarizes our equity compensation plans as of December 31, 2002, all of which have been approved by our stockholders:

                                                                                      (C)
                                           (A)                               NUMBER OF SECURITIES
                                        NUMBER OF                             REMAINING AVAILABLE
                                     SECURITIES TO BE          (B)            FOR FUTURE ISSUANCE
                                       ISSUED UPON      WEIGHTED-AVERAGE         UNDER EQUITY
                                       EXERCISE OF      EXERCISE PRICE OF      COMPENSATION PLAN
                                       OUTSTANDING         OUTSTANDING       (EXCLUDING SECURITIES
                                         OPTIONS             OPTIONS        REFLECTED IN COLUMN(A))
                                     ----------------   -----------------   -----------------------
Equity compensation plans approved
  by stockholders..................     6,573,263            $14.15         10,614,998(1)-(4)

---------------

(1) Includes 10,096,837 options were reserved for issuance under the 1998 Stock Plan, 343,161 were reserved for issuance under the 1998 Stock Option Plan for French Employees and 175,000 options were reserved for issuance under the 1998 Director Option Plan. On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated and our company has accepted for cancellation options to purchase an aggregate of 7,115,891 shares of our company's common stock under the 1998 Stock Plan, an aggregate of 35,000 shares of our company's common stock under the 1998 Director Option Plan and an aggregate of 248,200 shares of our company's common stock under the 1998 Stock Plan for French Employees. Subject to the terms and conditions of the offer to exchange, our company will grant new options to purchase 7,399,091 shares of our common stock no earlier than June 12, 2003 in exchange for the options tendered by eligible employees and members of our board of directors and accepted by our company. The exercise price will equal the fair market value of common stock as of the new grant date.

(2) As of December 31, 2002, no shares of common stock were available for sale under the Stock Purchase Plan; however, there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under the plan up to 1,000,000 as of each January 1.

(3) As of December 31, 2002, a total of 10,096,837 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. As of January 1, 2003, since there were in excess of 5,000,000 shares available for issuance under the plan, no additional shares were made available pursuant to the annual replenishment provision.

(4) As of December 31, 2002, a total of 343,161 shares of common stock are reserved for issuance under the French Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 250,000 as of each January 1. As of January 1, 2003, since there were in excess of 250,000 shares available for issuance under the plan, no additional shares were made available pursuant to the annual replenishment provision. The French Plan will terminate in April 2003. Amkor intends to implement a new French Plan, subject to shareholder approval in 2003.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

     The  summary  consolidated  financial  data  below  reflects  the following transactions on a historical basis (i) our 1999 acquisition of K4 from Anam Semiconductor, Inc. ("ASI") for $582.0 million together with its related financing, (ii) our 2000 acquisitions of K1, K2 and K3 from ASI for $950.0 million and equity investment in ASI of $459.0 million together with the related financing for the acquisitions and investment, (iii) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan
Semiconductor Technology Corporation (a prior equity investment) and (iv) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                    2002         2001          2000          1999          1998
                                                 ----------   -----------   -----------   -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues:
    Packaging and test services................  $1,406,178   $1,336,674    $2,009,701    $1,617,235    $1,452,285
    Wafer fabrication services.................     233,529      181,188       377,593       292,737       115,698
                                                 ----------   ----------    ----------    ----------    ----------
         Total net revenues....................   1,639,707    1,517,862     2,387,294     1,909,972     1,567,983
                                                 ----------   ----------    ----------    ----------    ----------
  Cost of revenues -- including purchases from
    ASI........................................   1,521,887    1,448,064     1,782,158     1,560,816     1,307,150
                                                 ----------   ----------    ----------    ----------    ----------
  Gross profit.................................     117,820       69,798       605,136       349,156       260,833
                                                 ----------   ----------    ----------    ----------    ----------
  Operating expenses:
    Selling, general and administrative........     188,567      200,218       192,623       144,538       118,392
    Research and development...................      31,189       38,786        26,057        11,436         8,251
    Loss on disposal of fixed assets, net......       2,496       14,515         1,355         1,805         1,837
    Amortization of goodwill and other acquired
      intangibles(a)...........................       6,992       84,962        63,080        17,105         1,454
      Special charges(b).......................     291,970           --            --            --            --
                                                 ----------   ----------    ----------    ----------    ----------
         Total operating expenses..............     521,214      338,481       283,115       174,884       129,934
                                                 ----------   ----------    ----------    ----------    ----------
  Operating income (loss)......................    (403,394)    (268,683)      322,021       174,272       130,899
                                                 ----------   ----------    ----------    ----------    ----------
  Other (income) expense:
    Interest expense, net......................     147,497      164,064       119,840        45,364        18,005
    Foreign currency loss......................         917          872         4,812           308         4,493
    Other (income) expense, net(c).............        (961)      (3,669)          (60)       23,312         7,666
                                                 ----------   ----------    ----------    ----------    ----------
         Total other expense...................     147,453      161,267       124,592        68,984        30,164
                                                 ----------   ----------    ----------    ----------    ----------

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                    2002         2001          2000          1999          1998
                                                 ----------   -----------   -----------   -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Income (loss) before income taxes, equity in
    loss of investees and minority interest....    (550,847)    (429,950)      197,429       105,288       100,735
  Provision (benefit) for income taxes(d)(e)...      65,815      (81,691)       22,285        26,600        24,716
  Equity in loss of investees(f)...............     (33,865)    (100,706)      (20,991)       (1,969)           --
  Loss on impairment of equity investment(g)...    (172,533)          --            --            --            --
  Loss on disposition of equity
    investment(g)..............................      (1,767)          --            --            --            --
  Minority interest(h).........................      (1,932)      (1,896)           --            --          (559)
                                                 ----------   ----------    ----------    ----------    ----------
  Net income (loss)(d).........................  $ (826,759)  $ (450,861)   $  154,153    $   76,719    $   75,460
                                                 ==========   ==========    ==========    ==========    ==========
  Basic net income (loss) per common share.....  $    (5.04)  $    (2.87)   $     1.06    $     0.64    $     0.71
                                                 ==========   ==========    ==========    ==========    ==========
  Diluted net income (loss) per common share...  $    (5.04)  $    (2.87)   $     1.02    $     0.63    $     0.70
                                                 ==========   ==========    ==========    ==========    ==========
  Shares used in computing basic net income per
    common share (pro forma for 1998)..........     164,124      157,111       145,806       119,341       106,221
  Shares used in computing diluted net income
    per common share (pro forma for 1998)......     164,124      157,111       153,223       135,067       116,596
OTHER FINANCIAL DATA:
  Depreciation and amortization including debt
    issue costs................................  $  333,596   $  465,083    $  332,909    $  180,332    $  119,239
  Capital expenditures.........................      95,104      158,700       480,074       242,390       107,889

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                                       1998
                                                                                                   ------------
PRO FORMA DATA (UNAUDITED)(D):
    Historical income before income taxes,
      equity in income (loss) of ASI and
      minority interest......................                                                       $  100,735
    Pro forma provision for income taxes.....                                                           29,216
                                                                                                    ----------
  Pro forma income before equity in income
    (loss) of investees and minority
    interest.................................                                                           71,519
  Historical equity in income (loss) of
    investees................................                                                               --
  Historical minority interest...............                                                             (559)
                                                                                                    ----------
  Pro forma net income.......................                                                       $   70,960
                                                                                                    ==========
  Basic pro forma net income per common
    share....................................                                                       $     0.67
                                                                                                    ==========
  Diluted pro forma net income per common
    share....................................                                                       $     0.66
                                                                                                    ==========

                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2002         2001         2000         1999         1998
                                                 ----------   ----------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents....................  $  311,249   $  200,057   $   93,517   $   98,045   $  227,587
  Short term investments.......................          --           --           --      136,595        1,000
  Working capital..............................     186,523      160,856      102,586      194,352      191,383
  Total assets.................................   2,557,984    3,223,318    3,393,284    1,755,089    1,003,597
  Total long-term debt.........................   1,737,690    1,771,453    1,585,536      687,456      221,846
  Total debt, including short-term borrowings
    and current portion of long-term debt......   1,808,713    1,826,268    1,659,122      693,921      260,503
  Stockholders' equity.........................     231,367    1,008,717    1,314,834      737,741      490,361

---------------

(a) As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b) During 2002, we recorded $292.0 million of special charges. Special charges, in thousands, were comprised of:

Impairment of long-lived assets.............................  $190,266
Impairment of goodwill......................................    73,080
Lease termination and other exit costs......................    28,624
                                                              --------
                                                              $291,970
                                                              ========

(c) In 1999 we recognized a pre-tax loss of $17.4 million as a result of the early conversion of $153.6 million principal amount of our 5 3/4% convertible subordinate notes due 2003.

(d) Prior to our reorganization in April 1998, our predecessor, Amkor Electronics, Inc. ("AEI"), elected to be taxed as an S Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. As a result AEI did not recognize any provision for federal income tax expense. The pro forma provision for income taxes reflects the U.S. federal income taxes that would have been recorded if AEI had been a C Corporation prior to April 1998.

(e) During 2002, we recorded a $138.2 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

(f)  As  of  January  1,  2002, we  adopted  Statement  of  Financial Accounting
     Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI.

(g) During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu.

(h) In 2001, minority interest reflects Toshiba's 40% ownership interest in Amkor Iwate in Japan as well as shares that we did not acquire in connection with our two acquisitions in Taiwan. In 1998, minority interest reflects ASI's 40% interest in the earnings of Amkor/Anam Pilipinas, Inc. ("AAP"), one of our subsidiaries in the Philippines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance, (4) statements regarding the future of our relationship with ASI (5) our statements regarding the anticipated financial impact of the discontinuation of our wafer fabrication services segment, and (6) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report as well as other reports we file with the Securities and Exchange Commission.

     Amkor is the world's largest subcontractor of semiconductor packaging and test services. The company has built a leading position by:

     - Providing a broad portfolio of packaging and test technologies and services;

     - Maintaining a leading role in the design and development of new package and test technologies;

     - Cultivating long-standing relationships with customers, including many of the world's leading semiconductor companies;

     - Developing expertise in high-volume manufacturing; and

     - Diversifying   our   operational   scope   by   establishing   production
       capabilities in China, Japan and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

     The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Atmel Corporation, Intel
Corporation, LSI Logic Corporation, Mediatek Inc., Philips Electronics N.V., R.F. Microdevices, ST Microelectronics PTE, Sony Semiconductor Corporation and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     Packaging and test are an integral part of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor wafers are cut into individual chips which are then attached to a substrate and encased in a protective material to provide optimal electrical and thermal performance. Increasingly, packages are custom designed for specific chips and specific end-market applications. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications.

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. ("ASI"). On February 28, 2003, we sold our wafer fabrication services business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1981 through 2002, there were 12 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 10 years when growth was 19% or greater. Since 1981, the semiconductor industry declined in 1985, 1996, 1998 and 2001. The semiconductor industry declined an unprecedented 32% in 2001 and experienced a 1% growth in 2002 as compared to 2001. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. Semiconductor industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy. Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. We recognized total impairment charges of $263.4 million during the second quarter of 2002. The nature of the impairment charges was as follows: (1) $18.7 million impairment charge to reduce the carrying value of the test and packaging assets to be disposed to their fair value less cost to sell; (2) $171.6 million impairment charge to reduce the carrying value of test assets and certain non-core packaging assets that are held and used to fair value, and (3) $73.1 million goodwill impairment charge associated with our test services reporting unit.

     The first calendar quarter is typically a seasonally down quarter for Amkor. On the basis of customers' forecasts, we currently expect packaging and test revenue for the first quarter of 2003 to be around 10% lower than packaging and test revenues for the fourth quarter of 2002. We expect that first quarter of 2003 gross margin will be around 11%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Average selling prices for 2002 declined 16% as compared to average selling prices in 2001. Average selling prices for 2001 declined 14% as compared to average selling prices in 2000. These declines in average selling prices significantly impacted our gross margins in 2002 and 2001.

OVERVIEW OF OUR HISTORICAL RESULTS

  OUR HISTORICAL RELATIONSHIP WITH ASI

     Historically we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI, which operated four packaging and test facilities in Korea. Beginning in the fourth quarter of 1998 ASI's business was severely affected by the economic crisis in Korea. ASI was part of the Korean financial restructuring program known as the "Workout" program beginning in October 1998. The Workout program was the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. The process involved negotiation between ASI's banks and ASI, and did not involve the judicial system. The Workout process restructured the terms of ASI's significant bank debt. Although ASI's operations continued uninterrupted during the process, it caused concern among our customers that we could potentially lose access to ASI's services. As a result, we decided to acquire ASI's packaging and test operations to ensure continued access to the manufacturing services previously provided by ASI. During the course of negotiations for the purchase of the packaging and test operations, both ASI management and the ASI bank group presented a counter-proposal whereby, in addition to the purchase of the packaging and test operations, we would also make an equity investment in ASI. The bank group and ASI management proposed this structure because they believed the equity investment would reflect a level of commitment from us to continue our ongoing business relationship with ASI after the sale of its packaging and test operations to Amkor.

     In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services. In May 2000 we also committed to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of each the packaging and test operations and the equity investment. We invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999 and, as a result acquired a total of 47.7 million shares of ASI common stock.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

     - As of February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million.

     - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     As of February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results. We no longer benefit from the income from operations and cash flows of our wafer fabrication services segment. The historical results of our wafer fabrication services segment are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net revenues.........................................  $233,529   $181,188   $377,593
Gross profit.........................................    22,205     17,547     37,755
Operating income.....................................    13,526      8,465     24,275
Depreciation expense.................................     2,080      2,171      2,085
Capital expenditures.................................        --        105      1,124
Total assets.........................................   164,048     87,953     46,231

     In connection with the disposition of our wafer fabrication business, we expect to incur an estimated $1 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. We estimate that in the first quarter of 2003 we will recognize a pre-tax net gain on the disposition of our wafer fabrication services business approximately $58 million. The carrying value of the disposed net assets associated with the business as of February 28, 2003 was $3 million. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu

Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. The carrying value of our remaining investment in ASI at December 31, 2002 was $77.5 million, or $2.90 per share. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.7 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale.

  OUR 2002 ACQUISITIONS

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 is 1.7 billion Japanese yen ($14.3 million based on the spot exchange rate at December 31, 2002). We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

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

  OUR VENTURE WITH TOSHIBA CORPORATION

     As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.4 million to $33.7 million based on the spot exchange rate at December 31, 2002). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

  OUR ACQUISITIONS OF TAIWAN SEMICONDUCTOR TECHNOLOGY CORPORATION AND SAMPO SEMICONDUCTOR CORPORATION

     In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation ("TSTC") and Sampo Semiconductor Corporation ("SSC") in Taiwan. The results of TSTC and SSC have been included in the accompanying consolidated financial statements since the acquisition dates. Our results of operations were not significantly impacted by these acquisitions. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Net revenues................................................  100.0%   100.0%   100.0%
Gross profit................................................    7.2      4.6     25.3
Operating income (loss).....................................  (24.6)   (17.7)    13.5
Income (loss) before income taxes, equity in income (loss)
  of investees and minority interest........................  (33.6)   (28.3)     8.3
Net income (loss)...........................................  (50.4)   (29.7)     6.5

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Revenues. Net revenues increased $121.8 million, or 8.0%, to $1,639.7 million in 2002 from $1,517.9 million in 2001. Packaging and test net revenues increased 5.2% to $1,406.2 million in 2002 from $1,336.7 million in 2001. Wafer fabrication net revenues increased 28.9% to $233.5 million in 2002 from $181.2 million in 2001.

     The increase in packaging and test net revenues for 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to an overall unit volumes increase of 19.7% which was driven by a 42.0% increase for advanced packages and a 1.2% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2002 declined 16% as compared to average selling prices in 2001. The revenues of our Japanese acquisition, Amkor Iwate, declined $12.4 million in 2002 compared to 2001. Our acquisitions in Taiwan and expansion into China contributed $54.6 million to the increase in net revenues for 2002.

     Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2002, the decline in average selling prices significantly impacted our gross margins as compared to the comparable period a year ago.

     The increase in wafer fabrication net revenues was primarily attributed to a 50.7% increase in sales to Texas Instruments in 2002 as compared with 2001 partially offset by a 55.1% decrease in demand from our other wafer fabrication services customers. We derived 92.8% and 79.4% of our wafer fabrication revenues from Texas Instruments for 2002 and 2001, respectively. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

     Gross Profit (Loss). Gross profit increased $48.0 million, or 68.8%, to $117.8 million in 2002 from $69.8 million in 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin. As a result of acquisitions in Japan and Taiwan in 2001 as well as other geographic expansions, we substantially increased our fixed costs.

     Gross margins as a percentage of net revenues increased 2.6 percentage points to 7.2% in 2002 as compared to 4.6% in 2001 principally as a result of the following:

     - Increased capacity utilization as a result of increased unit volumes at our factories in Korea and the Philippines together with the impact of our cost savings initiatives at those factories caused an approximate 7 percentage point increase in gross margins.

     - Material cost savings contributed approximately 4 percentage points to the increase in gross margins.

     - Reduced depreciation expense of approximately $42 million as a result of the impact of the fixed asset impairment charge recorded as of June 30, 2002 caused an approximate 2% percentage points increase in gross margins. A discussion of the second quarter impairment charge is presented within the discussion of special charges below.

     - Reduced depreciation expense of approximately $17 million as a result of the impact of the change in estimated useful lives of certain packaging equipment beginning with the fourth quarter of 2002 caused an approximate 1% percentage point increase in gross margins. A discussion of the change in estimated useful lives is set forth below.

     The positive impacts on gross margins were partially offset by:

     - Average selling price erosion across our product lines caused an estimated 10 percentage points decline in gross margins.

     - Our acquisitions in Taiwan and expansion into China contributed approximately 1.4 percentage points to the decline in gross margin as a result of the costs associated with ramping and reconfiguring operations at these facilities.

     Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change decreased our net loss by approximately $16.7 million, or $0.10 per share. There was no offsetting impact to our tax provision related to the change in useful lives because of our consolidated net losses for 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $11.6 million, or 5.8%, to $188.6 million, or 11.5% of net revenues, in 2002 from $200.2 million, or 13.2% of net revenues, in 2001. The decrease in these costs was largely attributed to $12.6 million in cost reductions principally related to our U.S. based administrative overhead cost reduction initiatives; partially offset by $0.9 million for increased administrative costs related to our factories. Our factory administrative expenses increased overall as a result of our 2002 and 2001 acquisitions offset by factory cost reduction initiatives.

     Research and Development. Research and development expenses decreased $7.6 million to $31.2 million, or 1.9% of net revenues, in 2002 from $38.8 million, or 2.6% of net revenues, in 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, micro-electromechanical system ("MEMS") devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     Amortization of Goodwill and Other Acquired Intangibles. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million. The cessation of amortization reduced amortization expense by $80.2 million for 2002 as compared with 2001.

     Special Charges.    During 2002,  we  recorded $292.0  million  of  special
charges. Special charges, in thousands, were comprised of:

Impairment of long-lived assets.............................  $190,266
Impairment of goodwill......................................    73,080
Lease termination and other exit costs......................    28,624
                                                              --------
                                                              $291,970
                                                              ========

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

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

     - Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility;

     - Merging our factory operations in Taiwan into a single location; and

     - Consolidating select U.S. office locations and closing our San Jose test facility.

     The charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We expect to complete the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including consolidating packaging lines, reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities.

     Other (Income) Expense. Other expenses, net decreased $13.9 million, to $147.4 million, or 9.0% of net revenues, in 2002 from $161.3 million, or 10.6% of net revenues, in 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $16.6 million. Net interest expense in 2001 included $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment.

     Provision (Benefit) for Income Taxes. During 2002, we recorded a $138.2 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. The total change in the valuation allowance against our deferred tax assets was $182.7 million in 2002. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. We will resume the recognition of deferred tax assets when we return to profitability. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation. In December 2002, we utilized $33.3 million of U.S. net operating losses by carrying back such amounts to offset U.S. reported taxable income in prior years. At December 31, 2002, our company has remaining U.S. net operating losses available to be carried forward totaling $375.5 million expiring between 2021 and 2022. Additionally, at December 31, 2002, our company had non-U.S. net operating losses available to be carried forward totaling $61.2 million expiring between 2003 and 2012.

     Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI, in 2002 of $33.9 million compared to $100.7 million ($65.2 million excluding the amortization of equity method goodwill) in 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $35.5 million for 2002 as compared with the corresponding period.

     During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. With Dongbu's purchase of 12.0 million newly issued shares of ASI together with its purchase of 20 million shares from our company and our disposition of an additional 1 million shares of ASI stock as payment of transaction costs to our financial advisors in connection with the transaction with Dongbu, our ownership interest in ASI was reduced to approximately 21%.

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

     Other (Income) Expense. Other expenses, net increased $36.8 million, to $161.3 million, or 10.6% of net revenues, in 2001 from $124.5 million, or 5.2% of net revenues, in 2000. The net increase in other expenses was primarily a result of a net increase in interest expense of $44.3 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities. Net interest expense for 2001 also included $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment. Other expenses were favorably impacted by a change in foreign currency gains and losses of $3.9 million for 2001 as compared with the corresponding period in the prior year.

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

QUARTERLY RESULTS

     The following table sets forth our unaudited consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2002. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the semiconductor packaging businesses acquired from Citizen Watch Co., Ltd. and Agilent Technologies, Inc.'s in 2002 are included in the consolidated financial data from the date of the acquisitions. The results of the 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and the consolidated results of Taiwan Semiconductor Technology Corporation (a prior equity investment) are included in the consolidated financial data from the date of the acquisitions.

     We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report.

     Our net revenues, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S. and Asia. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close our factories in the Philippines for holidays in January, and we close our factories in Korea for holidays in February.

     The calculation of basic and diluted net income (loss) per share for each quarter is based on the average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income (loss) per share.

                                                                 QUARTER ENDED
                         ---------------------------------------------------------------------------------------------
                         DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                           2002        2002        2002        2002        2001        2001        2001        2001
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues...........  $ 426,254   $453,928    $ 409,884   $ 349,641   $ 352,354   $ 334,716   $ 350,169   $480,623
Cost of revenues --
  including purchases
  from ASI.............    359,717    401,555      397,503     363,112     360,713     346,355     342,158    398,838
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
    Gross profit
      (loss)...........     66,537     52,373       12,381     (13,471)     (8,359)    (11,639)      8,011     81,785
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Operating expenses:
  Selling, general and
    administrative.....     44,170     47,103       49,607      47,687      47,012      47,847      51,365     53,994
  Research and
    development........      6,654      7,622        8,769       8,144      10,365       9,784       8,135     10,502
  Loss (gain) on
    disposal of assets,
    net................       (416)      (200)       1,438       1,674       9,861       3,132         398      1,124
  Amortization of
    goodwill and other
    acquired
    intangibles........      1,997      2,000        1,743       1,252      21,263      21,214      20,573     21,912
  Special charges......      9,985     13,819      268,166          --          --          --          --         --
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
    Total operating
      expenses.........     62,390     70,344      329,723      58,757      88,501      81,977      80,471     87,532
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Operating income
  (loss)...............      4,147    (17,971)    (317,342)    (72,228)    (96,860)    (93,616)    (72,460)    (5,747)
Other expense, net.....     34,547     37,569       37,647      37,690      41,087      35,320      42,331     42,529
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------

                                                                 QUARTER ENDED
                         ---------------------------------------------------------------------------------------------
                         DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                           2002        2002        2002        2002        2001        2001        2001        2001
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Loss before income
  taxes, equity in loss
  of investees and
  minority interest....    (30,400)   (55,540)    (354,989)   (109,918)   (137,947)   (128,936)   (114,791)   (48,276)
Provision (benefit) for
  income taxes.........    123,897    (10,109)     (25,440)    (22,533)    (26,210)    (24,498)    (25,673)    (5,310)
Equity in loss of
  investees............     (9,128)   (12,532)     (10,111)     (2,094)    (24,452)    (23,661)    (26,345)   (26,248)
Loss on impairment of
  equity investment....    (32,997)        --      (42,960)    (96,576)         --          --          --         --
Loss on disposition of
  equity investment....         --     (1,767)          --          --          --          --          --         --
Minority interest......        306        423         (908)     (1,753)       (423)       (645)       (828)        --
                         ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Net loss...............  $(196,116)  $(59,307)   $(383,528)  $(187,808)  $(136,612)  $(128,744)  $(116,291)  $(69,214)
                         =========   ========    =========   =========   =========   =========   =========   ========
Basic net loss per
  common share.........  $   (1.19)  $  (0.36)   $   (2.33)  $   (1.15)  $   (0.85)  $   (0.80)  $   (0.76)  $  (0.45)
                         =========   ========    =========   =========   =========   =========   =========   ========
Diluted net loss per
  common share.........  $   (1.19)  $  (0.36)   $   (2.33)  $   (1.15)  $   (0.85)  $   (0.80)  $   (0.76)  $  (0.45)
                         =========   ========    =========   =========   =========   =========   =========   ========

                                                                           QUARTER ENDED
                                     -----------------------------------------------------------------------------------------
                                     DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                       2002       2002        2002       2002        2001       2001        2001       2001
                                     --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net revenues.......................  100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues -- including
  purchases from ASI...............    84.4        88.5       97.0       103.9      102.4       103.5       97.7        83.0
                                      -----       -----      -----       -----      -----       -----      -----       -----
    Gross profit (loss)............    15.6        11.5        3.0        (3.9)      (2.4)       (3.5)       2.3        17.0
                                      -----       -----      -----       -----      -----       -----      -----       -----
Operating expenses:
  Selling, general and
    administrative.................    10.4        10.4       12.1        13.6       13.3        14.3       14.7        11.2
  Research and development.........     1.6         1.7        2.1         2.3        2.9         2.9        2.3         2.2
  Loss (gain) on disposal of
    assets, net....................    (0.1)         --        0.4         0.5        2.8         0.9        0.1         0.2
  Amortization of goodwill and
    other acquired intangibles.....     0.5         0.4        0.4         0.4        6.1         6.4        5.9         4.6
  Special charges..................     2.2         3.0       65.4          --         --          --         --          --
                                      -----       -----      -----       -----      -----       -----      -----       -----
      Total operating expenses.....    14.6        15.5       80.4        16.8       25.1        24.5       23.0        18.2
                                      -----       -----      -----       -----      -----       -----      -----       -----
Operating income (loss)............     1.0        (4.0)     (77.4)      (20.7)     (27.5)      (28.0)     (20.7)       (1.2)
Other expense, net.................     8.1         8.2        9.2        10.7       11.6        10.5       12.1         8.8
                                      -----       -----      -----       -----      -----       -----      -----       -----
Loss before income taxes, equity in
  loss of investees and minority
  interest.........................    (7.1)      (12.2)     (86.6)      (31.4)     (39.1)      (38.5)     (32.8)      (10.0)
Provision (benefit) for income
  taxes............................    29.1        (2.2)      (6.2)       (6.5)      (7.5)       (7.3)      (7.4)       (1.1)
Equity in loss of investees........    (2.2)       (2.8)      (2.5)       (0.6)      (7.0)       (7.1)      (7.5)       (5.5)
Loss on impairment of equity
  investment.......................    (7.7)         --         --          --         --          --         --          --
Loss on disposition of equity
  investment.......................      --        (0.4)     (10.5)      (27.7)        --          --         --          --
Minority interest..................     0.1         0.1       (0.2)       (0.5)      (0.2)       (0.2)      (0.3)         --
                                      -----       -----      -----       -----      -----       -----      -----       -----
Net loss...........................   (46.0)%     (13.1)%    (93.6)%     (53.7)%    (38.8)%     (38.5)%    (33.2)%     (14.4)%
                                      =====       =====      =====       =====      =====       =====      =====       =====

LIQUIDITY AND CAPITAL RESOURCES

     Semiconductor industry analysts have forecasted significant growth in the semiconductor industry in 2003 and 2004. The first calendar quarter is typically a seasonally down quarter for Amkor. On the basis of customers' forecasts, we currently expect packaging and test revenue for the first quarter of 2003 to be around 10% lower than packaging and test revenues for the fourth quarter of 2002. We expect that first quarter of 2003 gross margin be around 11%.

     Net  cash  provided  by  (used  in)  operating,  investing  and   financing
activities for the last eight fiscal quarters ended December 31, 2002 were as follows:

                                                             QUARTER ENDED
                       ------------------------------------------------------------------------------------------
                       DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,   MARCH 31,
                         2002       2002        2002       2002        2001        2001        2001       2001
                       --------   ---------   --------   ---------   ---------   ---------   --------   ---------
                                                             (IN THOUSANDS)
Operating
  activities.........  $ 93,165   $ 65,389    $ 26,714   $ (8,791)   $  10,051   $ 16,207    $ 61,031   $ 73,177
Investing
  activities.........   (19,798)    26,242     (38,672)   (22,337)     (23,059)   (25,786)    (40,782)   (78,588)
Financing
  activities.........     2,416    (16,977)     (2,061)     4,569     (115,036)    (1,467)    111,284    119,905

     The significant improvement in our operating cash flows during 2002 was as a result of increase in demand for our services, the effect of our cost savings initiatives and favorable impact to working capital of $45.4 million principally related to processing fees payable to ASI under the foundry agreement which we retained in anticipation of completing the sale of our wafer foundry business to ASI. Our cash and cash equivalents balance as of December 31, 2002 was $311.2 million, and we have up to $89 million available under our $100 million revolving line of credit which is subject to borrowing base of qualified receivables. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

     In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our bank credit facility agreed to extend the existing financial covenant framework through December 31, 2003. Our secured debt encompasses a $97.1 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of approximately $0.25 million per quarter through September 2003 and then $12 million per quarter beginning in December 2003 through September 2005. The bank credit facility will revert to its original covenant structure in January 2004. Additionally, the reduced levels of our operating cash flow in 2001 required us to renegotiate our bank debt covenants in March 2001, June 2001 and September 2001. In connection with the September 2001 amendment, our revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4%, and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.

     During this industry downturn, our business strategy has been in part to enhance our financial flexibility. In February 2001 and May 2001, we raised $500.0 million through the sale of 9.25% senior notes due 2008 and $250.0 million through the sale of 5.75% convertible subordinated notes due 2006, respectively. Of the combined net proceeds of $733.0 million, we used $509.5 million to repay amortizing term loans under our secured credit facility. The balance of the net proceeds supports our expansion efforts and general corporate and working capital purposes. In May 2001 holders of the 5.75% convertible subordinated notes due May 2003, following our announced plan to redeem these notes, converted $50.2 million of their notes into 3.7 million shares of our common stock. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2002, we had total debt of $1,808.7 million debt and had available to us a $100.0 million revolving line of credit, which is subject to borrowing base of qualified receivables, under which no amounts were drawn. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For 2002, interest expense payable in cash was $143.4 million.

     We expect to spend up to $125.0 million in capital expenditures in 2003. During 2002, 2001 and 2000, we made capital expenditures of $95.1 million, $158.7 million and $480.1 million, respectively. Our capital expenditures in 2002 were focused on increasing capacity for MicroLeadFrame(TM), flip chip and digital micro-mirror devices.

     We continue to diversify our operations geographically. In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The purchase price was principally allocated to the tangible assets. In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing and we are required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 is 1.7 billion Japanese yen ($14.3 million based on the spot exchange rate at December 31, 2002). In October 2002, we terminated negotiations with Fujitsu Limited to acquire Fujitsu's packaging and test operation in Kagoshima, Japan pursuant to the April 2002 memorandum of understanding between our company and Fujitsu. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation ("TSTC") and Sampo Semiconductor Corporation ("SSC") in Taiwan. The combined purchase price, including the settlement of a January 2002 earn-out provision, was paid with the issuance of
6.7 million shares of our common stock valued at $123.1 million, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase by January 2004. The share purchase price will be determined based on the historical performance of the joint venture, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.4 million to $33.7 million based on the spot exchange rate at December 31, 2002).

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu."
       Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

     - As of February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million.

     - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

     As of February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We will reflect our wafer fabrication services segment as a discontinued operation as of the first quarter of 2003. In connection with the disposition of our wafer fabrication business, we expect to incur an estimated $1 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. The net proceeds from our sale of ASI stock to Dongbu as well as from the sale of our wafer foundry services will be reinvested into our company pursuant to the requirements of our senior note indentures.

     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

     A summary of our contractual commitments as of December 31, 2002 are as follows:

                                                        YEAR ENDING DECEMBER 31,
                                         -------------------------------------------------------
                                                                 2004-      2006-
                                           TOTAL       2003       2005       2007     AFTER 2008
                                         ----------   -------   --------   --------   ----------
                                                             (IN THOUSANDS)
Total debt, including capital lease
  obligations..........................  $1,808,713   $71,023   $ 98,863   $937,426   $ 701,401
Operating lease obligations............     101,477    10,026     14,048     14,062      63,341
                                         ----------   -------   --------   --------   ---------
Total contractual obligations..........  $1,910,190   $81,049   $112,911   $951,488   $764,7421
                                         ==========   =======   ========   ========   =========

     We have a $100.0 million revolving line of credit through March 2005 of which the entire balance was available as of December 31, 2002. We are required to purchased Toshiba's ownership interest in Amkor Iwate by January 1, 2004 at a purchase price that will be determined based on the historical performance of the joint venture but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.4 million to $33.7 million based on the spot exchange rate at December 31, 2002). Additionally, in connection with our acquisition of a semiconductor packaging business from Citizen Watch Co., Ltd. we are required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 is 1.7 billion Japanese yen ($14.3 million based on the spot exchange rate at December 31, 2002). Such amount was accrued as of the acquisition date and is reflected as a liability on our balance sheet as of December 31, 2002. We have committed by January 2004 to purchase for 559.7 million Japanese yen, or $4.7 million at current exchange rates, a tract of land adjacent to the Amkor Iwate facility that is currently being leased. This commitment can be terminated for approximately $1.8 million.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements. Our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Revenue Recognition and Risk of Loss. Revenues from packaging semiconductors and performing test services are recognized upon shipment or completion of the services. Our company does not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Prior to the sales of our wafer fabrication services business on February 28, 2003, we recorded wafer fabrication services revenues upon shipment of completed wafers. Such policies are consistent with provisions in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. Our tax returns have been examined through 1998 in the Philippines and the U.S., through 1999 in Japan, through 2000 in Taiwan and through 2001 in China. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect. As of December 31, 2002 and 2001, the accrual for current taxes and estimated additional taxes was $48.8 million and $53.4 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. During 2002, we recorded a $138.2 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. The total change in the valuation allowance against our deferred tax assets was $182.7 million in 2002.

Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. We will resume the recognition of deferred tax assets when we return to profitability. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation. In December 2002, we utilized $33.3 million of U.S. net operating losses by carrying back such amounts to offset U.S. reported taxable income in prior years. At December 31, 2002, our company has remaining U.S. net operating losses available to be carried forward totaling $375.5 million expiring between 2021 and 2022. Additionally, at December 31, 2002, our company had non-U.S. net operating losses available to be carried forward totaling $61.2 million expiring between 2003 and 2012.

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

     Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by approximately $17 million per quarter. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

     - historical experience;

     - expected future cash flows;

     - prevailing industry practice;

     - consultations with an independent appraisal firm; and

     - consultations with equipment manufacturers.

     We believe that our principal competitors depreciate their packaging assets over periods of six to eight years. The change of the estimated useful lives is considered a change in estimate and was accounted for prospectively beginning with the fourth quarter of 2002.

     Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. At January 1, 2002 Amkor owned
47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

  FOREIGN CURRENCY RISKS

     Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, Taiwanese dollar and Chinese yuan. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our use of derivative instruments including forward exchange contracts has been insignificant throughout 2002 and 2001 and it is expected our use of derivative instruments will continue to be minimal.

     The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at December 31, 2002 and 2001, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $0.5 million and $3.9 million, respectively, in peso-based net assets.

     The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at December 31, 2002 and 2001, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $10.3 million and $3.8 million, respectively, in won-based net assets.

     The Taiwanese dollar-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes, debt and other expenses. Based on the portfolio of Taiwanese dollar-based assets and liabilities at December 31, 2002 and 2001, a 20% increase in the Taiwanese dollar to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $1.8 million and $1.9 million, respectively, in Taiwanese dollar-based net assets.

     The yuan-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of yuan-based assets and liabilities at December 31, 2002 and 2001, a 20% increase in the Chinese yuan to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $1.0 million and $0.7 million, respectively, in yuan-based net assets.

     The yen-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes, debt and other expenses. Our exposure to the yen is principally as a result of our 2001 acquisition of Amkor Iwate Corporation and our 2002 acquisition of a semiconductor packaging business of Citizen Watch Co., Ltd. Based on the portfolio of yen-based assets and liabilities at December 31, 2002 and 2001, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $15.5 million and $15.6 million, respectively, in yen-based net liabilities.

  INTEREST RATE RISKS

     Our company has interest rate risk with respect to our long-term debt. As of December 31, 2002, we had a total of $1,808.7 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of December 31, 2002. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2001, we had a total of $1,826.3 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2002.

                                        YEAR ENDING DECEMBER 31,
                            -------------------------------------------------
                             2003      2004      2005       2006       2007     THEREAFTER     TOTAL      FAIR VALUE
                            -------   -------   -------   --------   --------   ----------   ----------   ----------
Long-term debt:
  Fixed rate debt.........  $15,426   $ 1,072   $   310   $675,000   $258,750    $700,000    $1,650,558   $1,234,146
  Average interest rate...      4.0%      4.0%      4.0%       8.0%       5.0%        9.6%          8.2%
  Variable rate debt......  $55,597   $55,367   $42,114   $  2,877   $    799    $  1,401    $  158,155   $  158,155
  Average interest rate...      2.6%      5.4%      5.4%       4.1%       3.2%        3.2%          4.4%

  EQUITY PRICE RISKS

     Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We intend to repay our convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business. Although we experienced significant recovery in our company's core packaging services during 2002, there continues to be significant uncertainty throughout the industry related to market demand which is hindering visibility throughout the supply chain. That lack of visibility makes it difficult to forecast whether the recovery we are experiencing will be sustained. If industry conditions do not continue to improve, we could continue to sustain significant losses which could materially impact our business including our liquidity.

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

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Prices for packaging and test services and wafer fabrication services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. Average selling prices for 2002 declined 16% as compared to average selling prices in 2001. Average selling prices for 2001 declined 14% as compared to average selling prices in 2000. These declines in average selling prices significantly impacted our gross margins in 2002 and 2001. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of December 31, 2002, total debt was $1,808.7 million. We have a $100.0 million revolving line of credit of which no amounts were drawn as of December 31, 2002. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

     In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our senior secured credit facility agreed to extend the existing financial covenant framework through December 31, 2003. Our senior secured debt encompasses a $97.1 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of $0.25 million per quarter through September 2003 and then approximately $12 million per quarter beginning in December 2003 through September 2005. The bank debt facility will revert to its original covenant structure in January 2004. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:

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

RELATIONSHIP WITH ASI -- OUR FINANCIAL PERFORMANCE CAN BE ADVERSELY AFFECTED BY ASI'S FINANCIAL PERFORMANCE

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. ("ASI"). We derived 92.8%, 79.4% and 80.7% of our wafer fabrication services revenues for 2002, 2001, and 2000, respectively, from Texas Instruments pursuant to a manufacturing and purchase agreement between our company, ASI and Texas Instruments. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results. In connection with the disposition of our wafer fabrication business, we expect to incur an estimated $1 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. We estimate that in the first quarter of 2003 we will recognize a pre-tax net gain on the disposition of our wafer fabrication services business approximately $58 million. The carrying value of the disposed net assets associated with the business as of February 28, 2003 was $3 million. In addition, pursuant to the agreements between Amkor and Dongbu, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

     - political, military and terrorist risks;

     - disruptions  or  delays  in  shipments  caused  by  customs  brokers   or
       government agencies;

     - unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

     - difficulties in staffing and managing foreign operations; and

     - potentially adverse tax consequences resulting from changes in tax laws.

DIFFICULTIES INTEGRATING ACQUISITIONS -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR GEOGRAPHIC EXPANSION.

     As a result of our geographic expansion we have experienced, and may continue to experience, growth in the scope and complexity of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions and expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations.

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

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST OR SUPPLY OF MATERIALS OR EQUIPMENT CHANGES ADVERSELY.

     We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes and laminate substrates, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality or (4) at competitive prices.

RAPID TECHNOLOGICAL CHANGE -- OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

     The complexity and breadth of semiconductor packaging and test services are rapidly changing. As a result, we expect that we will need to offer more advanced package designs in order to respond to competitive industry conditions and customer requirements. Our success depends upon the ability of our company to develop and implement new manufacturing processes and package design technologies. The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types that could adversely affect our ability to meet customer orders.

     Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design or obtain access to advanced package designs developed by others, our business could suffer.

COMPETITION -- WE COMPETE AGAINST ESTABLISHED COMPETITORS IN THE PACKAGING AND TEST BUSINESS.

     The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are current or potential customers of our company. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     As of March 20, 2003, we held 224 U.S. patents and had 209 pending patents. In addition to the U.S. patents, we held 637 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

     As of February 28, 2003, Mr. James Kim and members of his family beneficially owned approximately 44.3% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Accountants...........................   49
Consolidated Statements of Operations -- Years ended
  December 31, 2002, 2001 and 2000..........................   50
Consolidated Balance Sheets -- December 31, 2002 and 2001...   51
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2002, 2001 and 2000....................   52
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2002, 2001 and 2000..........................   53
Notes to Consolidated Financial Statements..................   54
Reports of Independent Public Accountants...................   85
Schedule II -- Valuation and Qualifying Accounts............   87

     In addition, pursuant to General Instruction G(1) of Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934, as amended, the following financial information of Anam Semiconductor, Inc. required to be included in this Report by Rule 3-09 of Regulation S-X is incorporated by reference from our Report on 8-K filed on March 27, 2003.

Reports of Independent Accountants
Consolidated Balance Sheets -- December 31, 2002 and 2001
Consolidated Statements of Operations -- Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amkor Technology, Inc.:

     In our opinion, based on our audits and the report of another auditor, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amkor Technology Philippines, Inc. (formerly Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc.) a wholly owned subsidiary, referred to herein as ATP, which combined financial statements reflect total assets of 14% and operating expenses of 14% of the related consolidated totals as of and for the year ended December 31, 2002. The combined financial statements of ATP for 2002 were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditor. The financial statements of ATP as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 19, 2002. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

     As discussed in Note 2 and Note 3, the Company adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 29, 2003,
except for the information in Note 7
describing the transaction involving
the Company's wafer fabrication
business for which the date is
February 28, 2003 and the sale of the
Company's investment in ASI for
which the date is March 24, 2003

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2002          2001          2000
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................................  $1,639,707    $1,517,862    $2,387,294
Cost of revenues -- including purchases from ASI.........   1,521,887     1,448,064     1,782,158
                                                           ----------    ----------    ----------
Gross profit.............................................     117,820        69,798       605,136
                                                           ----------    ----------    ----------
Operating expenses:
  Selling, general and administrative....................     188,567       200,218       192,623
  Research and development...............................      31,189        38,786        26,057
  Loss on disposal of fixed assets, net..................       2,496        14,515         1,355
  Amortization of goodwill and other acquired
     intangibles.........................................       6,992        84,962        63,080
  Special charges........................................     291,970            --            --
                                                           ----------    ----------    ----------
     Total operating expenses............................     521,214       338,481       283,115
                                                           ----------    ----------    ----------
Operating income (loss)..................................    (403,394)     (268,683)      322,021
                                                           ----------    ----------    ----------
Other (income) expense:
  Interest expense, net..................................     147,497       164,064       119,840
  Foreign currency loss..................................         917           872         4,812
  Other income, net......................................        (961)       (3,669)          (60)
                                                           ----------    ----------    ----------
     Total other expense.................................     147,453       161,267       124,592
                                                           ----------    ----------    ----------
Income (loss) before income taxes, equity in loss of
  investees and minority interest........................    (550,847)     (429,950)      197,429
Provision (benefit) for income taxes.....................      65,815       (81,691)       22,285
Equity in loss of investees..............................     (33,865)     (100,706)      (20,991)
Loss on impairment of equity investment..................    (172,533)           --            --
Loss on disposition of equity investment.................      (1,767)           --            --
Minority interest........................................      (1,932)       (1,896)           --
                                                           ----------    ----------    ----------
Net income (loss)........................................  $ (826,759)   $ (450,861)   $  154,153
                                                           ==========    ==========    ==========
Basic net income (loss) per common share.................  $    (5.04)   $    (2.87)   $     1.06
                                                           ==========    ==========    ==========
Diluted net income (loss) per common share...............  $    (5.04)   $    (2.87)   $     1.02
                                                           ==========    ==========    ==========
Shares used in computing net income (loss) per common
  share:
  Basic..................................................     164,124       157,111       145,806
                                                           ==========    ==========    ==========
  Diluted................................................     164,124       157,111       153,223
                                                           ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  311,249   $  200,057
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,378
      and $6,842............................................     257,081      211,419
     Due from affiliates....................................         298          871
     Other..................................................       8,234        8,953
  Inventories...............................................      72,121       73,784
  Other current assets......................................      48,661       37,106
                                                              ----------   ----------
          Total current assets..............................     697,644      532,190
                                                              ----------   ----------
Property, plant and equipment, net..........................     968,943    1,392,274
                                                              ----------   ----------
Investments.................................................      83,235      382,951
                                                              ----------   ----------
Other assets:
  Due from affiliates.......................................      20,852       20,518
  Goodwill..................................................     628,099      659,130
  Acquired intangibles......................................      45,033       37,050
  Other.....................................................     114,178      199,205
                                                              ----------   ----------
                                                                 808,162      915,903
                                                              ----------   ----------
          Total assets......................................  $2,557,984   $3,223,318
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $    4,633   $    5,116
  Short-term borrowings and current portion of long-term
     debt...................................................      71,023       54,815
  Trade accounts payable....................................     180,999      148,923
  Due to affiliates.........................................      70,243       16,936
  Accrued expenses..........................................     184,223      145,544
                                                              ----------   ----------
          Total current liabilities.........................     511,121      371,334
Long-term debt..............................................   1,737,690    1,771,453
Other noncurrent liabilities................................      67,661       64,077
                                                              ----------   ----------
          Total liabilities.................................   2,316,472    2,206,864
                                                              ----------   ----------
Commitments and contingencies
Minority interest...........................................      10,145        7,737
                                                              ----------   ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000 shares
     authorized designated Series A, none issued............          --           --
  Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 165,156 in 2002 and 161,782
     in 2001................................................         166          162
  Additional paid-in capital................................   1,170,227    1,123,541
  Accumulated deficit.......................................    (933,734)    (106,975)
  Receivable from stockholder...............................      (2,887)      (3,276)
  Accumulated other comprehensive loss......................      (2,405)      (4,735)
                                                              ----------   ----------
          Total stockholders' equity........................     231,367    1,008,717
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,557,984   $3,223,318
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                               COMMON STOCK                                RECEIVABLE        OTHER                    COMPREHENSIVE
                             ----------------    PAID-IN     ACCUMULATED      FROM       COMPREHENSIVE                   INCOME
                             SHARES    AMOUNT    CAPITAL       DEFICIT     STOCKHOLDER       LOSS          TOTAL         (LOSS)
                             -------   ------   ----------   -----------   -----------   -------------   ----------   -------------
                                                                         (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999.....................  130,660    $131    $  551,964    $ 189,733      $(3,276)       $  (811)     $  737,741
  Net income...............       --      --            --      154,153           --             --         154,153     $ 154,153
  Unrealized losses on
    investments, net of
    tax....................       --      --            --           --           --           (143)           (143)         (143)
                                                                                                                        ---------
  Comprehensive income.....                                                                                             $ 154,010
                                                                                                                        =========
  Issuance of 20.5 million
    common stock shares and
    3.9 million common
    stock warrants.........   20,500      21       409,980           --           --             --         410,001
  Issuance of stock through
    employee stock purchase
    plan and stock
    options................      710      --         9,622           --           --             --           9,622
  Debt conversion..........      248      --         3,460           --           --             --           3,460
                             -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2000.....................  152,118     152       975,026      343,886       (3,276)          (954)      1,314,834
  Net loss.................       --      --            --     (450,861)          --             --        (450,861)    $(450,861)
  Unrealized losses on
    investments, net of
    tax....................       --      --            --           --           --           (103)           (103)         (103)
  Cumulative translation
    adjustment.............       --      --            --           --           --         (3,678)         (3,678)       (3,678)
                                                                                                                        ---------
  Comprehensive loss.......                                                                                             $(454,642)
                                                                                                                        =========
  Issuance of stock for
    acquisitions...........    4,948       5        87,869           --           --             --          87,874
  Issuance of stock through
    employee stock purchase
    plan and stock
    options................    1,000       1        11,698           --           --             --          11,699
  Debt conversion..........    3,716       4        48,948           --           --             --          48,952
                             -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2001.....................  161,782     162     1,123,541     (106,975)      (3,276)        (4,735)      1,008,717
  Net loss.................       --      --            --     (826,759)          --             --        (826,759)    $(826,759)
  Unrealized loss on
    investments, net of
    tax....................       --      --            --           --           --         (1,224)         (1,224)       (1,224)
  Cumulative translation
    adjustment.............       --      --            --           --           --          3,554           3,554         3,554
                                                                                                                        ---------
  Comprehensive loss.......                                                                                             $(824,429)
                                                                                                                        =========
  Issuance of stock for
    acquisitions...........    1,827       2        35,200           --           --             --          35,202
  Issuance of stock through
    employee stock purchase
    plan and stock
    options................    1,547       2        11,486           --           --             --          11,488
  Payment received from
    stockholder............       --      --            --           --          389             --             389
                             -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2002.....................  165,156    $166    $1,170,227    $(933,734)     $(2,887)       $(2,405)     $  231,367
                             =======    ====    ==========    =========      =======        =======      ==========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002        2001         2000
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(826,759)  $(450,861)  $   154,153
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Depreciation and amortization...........................    325,345     442,762       325,896
    Amortization of deferred debt issuance costs............      8,251      22,321         7,013
    Debt conversion expense.................................         --          --           272
    Provision for accounts receivable.......................        756       4,000           (17)
    Provision for excess and obsolete inventory.............      5,841      17,869        10,000
    Deferred income taxes...................................     72,719     (85,022)       (8,255)
    Equity in loss of investees.............................     33,865     100,706        20,991
    Loss on impairment of equity investment.................    172,533          --            --
    Loss on disposition of equity investment................      1,767          --            --
    Loss on disposal of fixed assets, net...................      2,496      14,515         1,355
    Asset impairment charges and facility closure costs.....    284,602       3,600            --
    Minority interest.......................................      1,932       1,896            --
  Changes in assets and liabilities excluding effects of
    acquisitions --
    Accounts receivable.....................................    (40,850)    103,157       (72,914)
    Repurchase of accounts receivable and settlement of
      security agreement....................................         --          --       (71,500)
    Other receivables.......................................        719      (2,488)        2,884
    Inventories.............................................        218      31,372       (23,871)
    Due to/from affiliates, net.............................     53,546     (10,340)        2,110
    Other current assets....................................     (2,207)      6,069       (17,977)
    Other non-current assets................................     19,433       1,700       (19,582)
    Accounts payable........................................     28,064     (24,081)       15,950
    Accrued expenses........................................     25,781     (24,720)       40,209
    Other long-term liabilities.............................      8,425       8,011         7,108
                                                              ---------   ---------   -----------
      Net cash provided by operating activities.............    176,477     160,466       373,825
                                                              ---------   ---------   -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment................    (95,104)   (158,700)     (480,074)
  Acquisitions, net of cash acquired........................    (18,459)    (11,057)      (17,602)
  Acquisitions of K1, K2 and K3 and K4, net of cash
    acquired................................................         --          --      (927,290)
  Investment in ASI.........................................         --          --      (459,000)
  Proceeds from the sale of property, plant and equipment...      2,870       1,863         2,823
  Proceeds from disposition of equity investment............     58,139          --            --
  Proceeds from the sale (purchase) of investments..........     (2,011)       (321)      136,879
                                                              ---------   ---------   -----------
      Net cash used in investing activities.................    (54,565)   (168,215)   (1,744,264)
                                                              ---------   ---------   -----------
Cash flows from financing activities:
  Net change in bank overdrafts and short-term borrowings...      6,189      15,067         5,975
  Net proceeds from issuance of long-term debt..............         --     750,486     1,027,479
  Payments of long-term debt................................    (30,119)   (662,565)      (87,166)
  Net proceeds from the issuance of 20.5 million common
    shares..................................................         --          --       410,001
  Proceeds from issuance of stock through employee stock
    purchase plan and stock options.........................     11,488      11,698         9,622
  Payment received from stockholder.........................        389          --            --
                                                              ---------   ---------   -----------
      Net cash provided by financing activities.............    (12,053)    114,686     1,365,911
                                                              ---------   ---------   -----------
Effect of exchange rate fluctuations on cash and cash
  equivalents...............................................      1,333        (397)           --
                                                              ---------   ---------   -----------
Net increase (decrease) in cash and cash equivalents........    111,192     106,540        (4,528)
Cash and cash equivalents, beginning of period..............    200,057      93,517        98,045
                                                              ---------   ---------   -----------
Cash and cash equivalents, end of period....................  $ 311,249   $ 200,057   $    93,517
                                                              =========   =========   ===========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest................................................  $ 142,299   $ 144,345   $   111,429
    Income taxes............................................  $    (845)  $    (642)  $    18,092

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the functional currency of the majority of our subsidiaries in Korea and the Philippines, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense) in the period in which they occur.

     The local currency is the functional currency of our subsidiaries in Japan, Taiwan and China, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in the stockholders' equity section of the balance sheets. Assets and liabilities denominated in currency other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in other income (expense) in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable, cash and cash equivalents, short-term investments and marketable securities. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents, as well as short-term investments, through diversification of our holdings into various money market accounts, U.S. treasury bonds, federal mortgage backed securities, high grade municipal bonds, commercial paper and preferred stocks.

  RISKS AND UNCERTAINTIES

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, the continuing negative impacts of the unprecedented industry downturn beginning in 2001, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long- and short-term, competitive pricing and declines in average selling prices we experience, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our

                             AMKOR TECHNOLOGY, INC.

dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of Anam Semiconductor, Inc. ("ASI") as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

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

Buildings and improvements..................................  10 to 30 years
Machinery and equipment.....................................    3 to 7 years
Furniture, fixtures and other equipment.....................   3 to 10 years

     Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage. This change decreased our net loss by approximately $16.7 million, or $0.10 per share. There was no offsetting impact to our tax provision related to the change in useful lives because of our consolidated net losses for 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards (see
Note 17).

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $317.6 million, $356.7 million and $262.0 million for 2002, 2001 and 2000, respectively.

  GOODWILL AND ACQUIRED INTANGIBLES

     Goodwill is recorded when the cost of an acquisition exceeds the fair market value of the net tangible and identifiable intangible assets acquired. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 4). The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if warranted. Impairment losses are recorded when

                             AMKOR TECHNOLOGY, INC.

the carrying amount of goodwill exceeds its implied fair value. Such impairment losses are recorded as a part of income from continuing operations.

     Definite-lived intangible assets include acquired patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. The unamortized balances recorded for acquired intangibles are evaluated periodically for potential impairment. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value. Such impairment losses are recorded as a part of income from continuing operations.

  OTHER NONCURRENT ASSETS

     Other noncurrent assets consist principally of a note receivable which is related to our sale of ASI stock to Dongbu (see Note 7), deferred debt issuance costs, security deposits, the cash surrender value of life insurance policies, deferred income taxes and tax credits. As discussed in Note 17, significant tax valuation allowances related to our deferred tax assets were recorded during 2002.

  DUE FROM AND TO AFFILIATES

     Due from affiliates primarily relates to advances made to a Philippine realty corporation in which we own 40%. Such investment is accounted for under the equity method of accounting. Given the foreign ownership restrictions in the Philippines, the affiliated entity owns the land on which our Philippine factories are located. The affiliated entity has no long-term obligations other than their obligations to us and we have not extended guarantees or other commitments to the entity. Due to affiliates primarily relates to our transactions with Anam Semiconductor, Inc. (see Note 7).

  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist primarily of Korean severance plan obligations, Philippine and Taiwanese pension obligations and noncurrent income taxes payable.

  RECEIVABLE FROM STOCKHOLDER

     Amkor Electronics, Inc. ("AEI"), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. We consummated a tax indemnification agreement between us, our predecessor and James Kim and his family (collectively, the "Kim Family"). James Kim, is our founder and significant stockholder, and currently serves as our Chairman and CEO. Under the terms of the tax indemnification agreement, Amkor indemnified the former owners of AEI for the settlement of AEI's S Corporation federal and state tax returns and any adjustments to the reported taxable income.

     At the time AEI was converted to a C Corporation, AEI and the Kim Family identified certain federal and state tax overpayments associated with the results of AEI during S Corporation status years, and AEI, in May 1998, paid such amounts to the Kim Family. These amounts, which principally related to the finalization of AEI's federal tax return, are reflected as a receivable from stockholder in the stockholders' equity section of our balance sheets. As the refunds are paid by the associated taxing authorities and received by the Kim Family, the Kim Family, in turn, remits the funds to Amkor. During 2002, $0.4 million of tax refunds were

                             AMKOR TECHNOLOGY, INC.

received by the Kim Family and used to pay down the stockholder loan. The loan balance will be further reduced as AEI's tax returns are finalized and refunds remitted by the associated taxing authorities.

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

  STOCK COMPENSATION

     We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 19, "Stock Compensation Plans." No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income (loss) and earnings (loss) per share would have been reduced.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         2002           2001          2000
                                                     ------------   ------------   -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  Net income (loss), as reported...................   $(826,759)     $(450,861)     $154,153
  Deduct:
  Total stock-based employee compensation
     determined under fair value based method, net
     of related tax effects........................     (41,470)       (29,619)      (26,572)
                                                      ---------      ---------      --------
  Net income, pro forma............................   $(868,229)     $(480,480)     $127,581
                                                      =========      =========      ========
Earnings (loss) per share:
  Basic:
     As reported...................................       (5.04)         (2.87)         1.06
     Pro forma.....................................       (5.29)         (3.06)         0.88
  Diluted:
     As reported...................................       (5.04)         (2.87)         1.02
     Pro forma.....................................       (5.29)         (3.06)         0.85

     For the 2002 pro forma net loss of $868.2 million, there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses for 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards (see
Note 17).

                             AMKOR TECHNOLOGY, INC.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In  2002,  the Financial  Accounting Standards  Board ("FASB")  issued FASB
Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, we have adopted the disclosure requirements of this interpretation as of December 31, 2002 (see Note 21). We will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. This interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. We are in the process of evaluating the recognition and measurement provisions of the Interpretation and absent any unforeseen events, we do not expect that the adoption of these provisions will have a significant impact on our financial condition, liquidity or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. FIN No. 46 is effective immediately for all variable interest entities created after January 31, 2003, and is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for all variable interest entities created prior to February 1, 2003.

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. The assets and liabilities of these Philippine realty corporations are not currently consolidated within our financial statements. As of December 31, 2002, the combined book value of the assets and liabilities associated with these Philippine realty corporations were $21.7 million and $23.9 million. Our maximum exposure related to these variable interest entities is limited by our investments and loans to these entities of $21.2 million at December 31, 2002.

     In addition to our interests in the Philippine realty corporations, we are currently reviewing our interests in other entities to determine whether any of these entities would be variable interest entities. The maximum exposure to loss as a result of our involvement with any additional variable interest entities identified is not expected to be an amount materially in excess of interests currently reflected in our consolidated balance sheet.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is

                             AMKOR TECHNOLOGY, INC.

incurred rather than when a company commits to such an activity. We will adopt this standard beginning with exit or disposal activities that are initiated after December 31, 2002.

     In January 2003, the Emerging Issues Task Force issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

2.  SPECIAL CHARGES

     Special charges consist of the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Impairment of long-lived assets (Note 3)....................     $190,266
Impairment of goodwill (Note 4).............................       73,080
Lease termination and other exit costs (Note 5).............       28,624
                                                                 --------
                                                                 $291,970
                                                                 ========

3.  SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

     Although significant recovery was noted in our company's core packaging services during the second quarter of 2002, our test services assets and several non-core packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets that we expect to dispose by June 30, 2003. We recognized an $18.7 million impairment

                             AMKOR TECHNOLOGY, INC.

charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain non-core packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value, including $4.8 million for the impairment of test services patents and technology rights. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

4. SFAS NO. 141, BUSINESS COMBINATIONS AND SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

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

     We adopted SFAS No. 142 as of January 1, 2002 and we reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally at adoption of SFAS No. 142, we stopped amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI accounted for under the equity method of accounting. The as adjusted financial information below assumes that the cessation of amortization occurred as of January 1, 2001.

                             AMKOR TECHNOLOGY, INC.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         2002           2001          2000
                                                     ------------   ------------   -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss), reported........................   $(826,759)     $(450,861)     $154,153
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --         80,232        60,003
Goodwill related to equity investments.............          --         35,544        24,910
                                                      ---------      ---------      --------
                                                             --        115,776        84,913
                                                      ---------      ---------      --------
Net income (loss), as adjusted.....................   $(826,759)     $(335,085)     $239,066
                                                      =========      =========      ========
Basic net income (loss) per share, reported........   $   (5.04)     $   (2.87)     $   1.06
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --           0.51          0.41
Goodwill related to equity investments.............          --           0.23          0.17
                                                      ---------      ---------      --------
                                                             --           0.74          0.58
                                                      ---------      ---------      --------
Basic net income (loss) per share, as adjusted.....   $   (5.04)     $   (2.13)     $   1.64
                                                      =========      =========      ========
Diluted net income (loss) per share, reported......   $   (5.04)     $   (2.87)     $   1.02
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --           0.51          0.39
Goodwill related to equity investments.............          --           0.23          0.16
                                                      ---------      ---------      --------
                                                             --           0.74          0.55
                                                      ---------      ---------      --------
Diluted net income (loss) per share, as adjusted...   $   (5.04)     $   (2.13)     $   1.58
                                                      =========      =========      ========

     As of the adoption date of the standard, we reassessed the useful lives of our identified intangibles and they continue to be appropriate. Goodwill and other intangible assets are attributable to two reporting units, packaging and test services. We completed the initial impairment test during the second quarter of 2002. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several non-core packaging services assets remained at low utilization rates during the second quarter of 2002 and were no longer expected to reach previously anticipated utilization levels. As discussed in Note 3, we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

                             AMKOR TECHNOLOGY, INC.

     The changes in the carrying value of goodwill by reporting unit are as follows:

                                                        PACKAGING     TEST
                                                        SERVICES    SERVICES    TOTAL
                                                        ---------   --------   --------
                                                                (IN THOUSANDS)
Balance as of January 1, 2002.........................  $586,344    $72,786    $659,130
Goodwill acquired.....................................    40,890         --      40,890
Goodwill impairment...................................        --    (73,080)    (73,080)
Translation adjustments...............................       865        294       1,159
                                                        --------    -------    --------
Balance as of December 31, 2002.......................  $628,099    $    --    $628,099
                                                        ========    =======    ========

5.  RESTRUCTURING CHARGES

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

     - Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility;

     - Merging our factory operations in Taiwan into a single location; and

     - Consolidating select U.S. office locations and closing our San Jose test facility.

     The charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We expect to complete the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $6.1 million remains outstanding as of December 31, 2002. The outstanding liability is principally future lease payments of which $4.3 million is expected to be paid during 2003. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier.

6.  ACQUISITIONS IN JAPAN AND TAIWAN

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We are required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 is 1.7 billion Japanese yen ($14.3 million based on the spot exchange rate at December 31, 2002). We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

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

                             AMKOR TECHNOLOGY, INC.

existing manufacturing facilities. The purchase price was principally allocated to the tangible assets of our packaging services reporting unit. Our results of operations were not significantly impacted by this acquisition.

     In July 2001, we acquired, in separate transactions, 69% of Taiwan Semiconductor Technology Corporation ("TSTC") and 98% of Sampo Semiconductor Corporation ("SSC") in Taiwan. Including our prior ownership interest in TSTC, our ownership increased to 94% of the outstanding shares of TSTC. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. The carrying value of our prior investment in TSTC was $17.8 million. We recorded intangible assets, principally goodwill, of $23.8 million as of the acquisition date that is nonamortizable. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill. The combined fair value of the assets acquired and liabilities assumed was approximately $95.3 million for fixed assets, $39.5 million for accounts receivable, inventory and other assets, $34.8 million of assumed debt and $10.1 million for other assumed liabilities. The minority interest as of the acquisition date was $4.3 million. The results of TSTC and Sampo have been included in the accompanying consolidated financial statements since the acquisition dates.

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. The total purchase price of $77.1 million was financed by a short-term note payable to Toshiba of $21.1 million, $47.0 million in other financing from a Toshiba financing affiliate and cash on hand. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor
Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.4 million to $33.7 million based on the spot exchange rate at December 31, 2002). The results of Amkor Iwate have been included in the accompanying consolidated financial statements since the date of acquisition. Acquired intangibles as of the acquisition date, based on estimates of fair value, were $21.4 million and are being amortized on a straight-line basis over 5 to 10 years. Acquired intangibles include the value of acquired technology. The combined fair value of the assets acquired and liabilities assumed was approximately $42.4 million for fixed assets, $14.0 million for inventory and other assets, and $0.7 million for assumed liabilities. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

7. ACQUISITIONS FROM ANAM SEMICONDUCTOR, INC. ("ASI") AND OUR RELATIONSHIP WITH ASI

  ACQUISITIONS FROM AND INVESTMENT IN ANAM SEMICONDUCTOR, INC.

     Historically we performed packaging and test services at our factories in the Philippines and subcontracted for additional services with ASI, which operated four packaging and test facilities in Korea. In the fourth quarter of 1998 ASI's business had been severely affected by the economic crisis in Korea. ASI was part of the Korean financial restructuring program known as the "Workout" program beginning in October 1998. The Workout program was the result of an accord among Korean financial institutions to assist in the restructuring of Korean business enterprises. The process involved negotiation between ASI's banks and ASI, and did not involve the judicial system. The Workout process restructured the terms of ASI's significant bank debt. Although ASI's operations continued uninterrupted during the process, it caused concern among our customers that we could potentially lose access to ASI's services. As a result, we decided to acquire ASI's packaging and test operations to ensure continued access to the manufacturing services previously provided by

                             AMKOR TECHNOLOGY, INC.

ASI. During the course of negotiations for the purchase of the packaging and test operations, both ASI management and the ASI bank group presented a counter-proposal whereby, in addition to the purchase of the packaging and test operations, we would also make an equity investment in ASI. The bank group and ASI management proposed this structure because they believed the equity investment would reflect a level of commitment from us to continue our ongoing business relationship with ASI after the sale of its packaging and test operations to Amkor.

     In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services. In May 2000 we committed to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of each the packaging and test operations and the equity investment. We invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999.

     The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $555.8 million and prior to the adoption of SFAS No. 142 (see Note 3) were being amortized on a straight-line basis over a 10 year period. Acquired intangibles at the time of the acquisition included the value of acquired patent rights and of a workforce-in-place. The fair value of the assets acquired and liabilities assumed was approximately $394 million for fixed assets, $9 million for inventory and other assets, and $9 million for assumed liabilities.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

     - As of February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million.

     - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

                             AMKOR TECHNOLOGY, INC.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     As of February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results. In connection with the disposition of our wafer fabrication business, we expect to incur an estimated $1 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. We estimate that in the first quarter of 2003 we will recognize a pre-tax net gain on the disposition of our wafer fabrication services business approximately $58 million. The carrying value of the disposed net assets associated with the business as of February 28, 2003 was $3 million. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

  OUR INVESTMENT IN ASI

     We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. The carrying value of our remaining investment in ASI at December 31, 2002 was $77.5 million, or $2.90 per share.

     On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.7 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale.

                             AMKOR TECHNOLOGY, INC.

  PRO FORMA FINANCIAL INFORMATION RELATED TO AMKOR'S MAY 2000 ACQUISITION OF K1, K2 AND K3 (UNAUDITED)

     The unaudited pro forma information below assumes that the May 2000 acquisition of K1, K2 and K3 occurred at the beginning of 2000. The pro forma adjustments include a provision for amortization of goodwill and other identified intangibles, an adjustment of depreciation expense based on the fair market value of the acquired assets, interest expense on debt issued to finance the acquisitions and income taxes related to the pro forma adjustments. The pro forma results are not necessarily indicative of the results we would actually have achieved if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                               FOR THE YEAR ENDED
                                                               DECEMBER 31, 2000
                                                              --------------------
                                                                 (IN THOUSANDS
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net revenues................................................       $2,397,515
Gross profit................................................          675,172
Operating income............................................          366,686
Income before income taxes and equity in income (loss) of
  investees.................................................          215,904
Net income..................................................          172,518
Earnings per share:
  Basic net income per common share.........................             1.14
  Diluted net income per common share.......................             1.10
Depreciation expense........................................          285,256
Amortization of goodwill and acquired intangibles...........           81,607

     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the year ended December 31, 2000 related to our investments in ASI, pro forma net income would have been $160.8 million and pro forma earnings per share on a diluted basis would have been $1.02.

  FINANCIAL INFORMATION FOR ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI, reflecting ASI's packaging and test operations prior to May 2000 as discontinued operations within their results of operations. ASI's net income for the year ended December 31, 2000 includes a $434.2 million gain on sale of K1, K2 and K3, which was eliminated for purposes of calculating our equity in income of ASI.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002       2001        2000
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues........................................  $213,813   $ 161,700   $344,792
Gross profit (loss).................................   (99,417)   (100,295)    41,682
Loss from continuing operations.....................   (97,129)   (162,173)   (19,703)
Net income (loss)...................................   (97,129)   (162,173)   450,641

                             AMKOR TECHNOLOGY, INC.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits...........  $ 65,891   $ 84,721
Current assets..............................................   167,145    144,898
Property, plant and equipment, net..........................   482,028    646,298
Noncurrent assets (including property, plant and
  equipment)................................................   622,487    770,932
Current liabilities.........................................   111,409    134,727
Total debt and other long-term financing (including current
  portion)..................................................   150,607    238,970
Noncurrent liabilities (including debt and other long-term
  financing)................................................   119,493    175,487
Total stockholders' equity..................................   558,730    605,616

  OUR RELATIONSHIP WITH ASI

     We have had a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the former wafer fabrication services supply agreement which was consummated in January 1998, we had the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. We believe each of these transactions was conducted on an arms-length basis in the ordinary course of business. In addition, ASI's former construction subsidiary is currently in reorganization and its affairs are managed by a number of creditor banks; all transactions between Amkor and this entity are subject to review and approval by these banks. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2002, 2001 and 2000 were $212.6 million, $161.6 million and $499.8 million. Additionally, financial services performed by ASI and its affiliates included in interest expense for the year ended December 31, 2000 was $1.6 million.
Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2002, 2001 and 2000 were $2.8 million, $14.7 million and $38.8 million, respectively.

8.  ACCOUNTS RECEIVABLE SALE AGREEMENT

     Effective July 1997 we entered into an agreement to sell receivables with certain banks. The transaction qualified as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, the participating banks committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable, up to a maximum of $100.0 million. Losses on receivables sold under the agreement were approximately $1.1 million in 2000 and are included in other expense, net. In March 2000, we terminated the agreement and repurchased approximately $71.5 million of accounts receivable.

9.  INVENTORIES

     Inventories, net of reserves for excess and obsolete inventory of $25.0 million and $20.2 million for 2002 and 2001, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                             AMKOR TECHNOLOGY, INC.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials and purchased components......................  $61,806   $64,752
Work-in-process.............................................   10,315     9,032
                                                              -------   -------
                                                              $72,121   $73,784
                                                              =======   =======

10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Land.......................................................  $    88,744   $    88,667
Buildings and improvements.................................      537,288       495,104
Machinery and equipment....................................    1,512,307     1,661,140
Furniture, fixtures and other equipment....................      132,462       118,069
Construction in progress...................................        1,829        63,782
                                                             -----------   -----------
                                                               2,272,630     2,426,762
                                                             ===========   ===========
Less -- Accumulated depreciation and amortization..........   (1,303,687)   (1,034,488)
                                                             -----------   -----------
                                                             $   968,943   $ 1,392,274
                                                             ===========   ===========

     As described in Note 3, we recorded in 2002 a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.

11.  ACQUIRED INTANGIBLES

     Acquired intangibles consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Patents and technology rights...............................  $ 61,994   $46,713
Less -- Accumulated amortization............................   (16,961)   (9,663)
                                                              --------   -------
                                                              $ 45,033   $37,050
                                                              ========   =======

     Amortization expense was $7.3 million, $5.6 million and $3.1 million in 2002, 2001 and 2000, respectively. The estimated annual amortization expense for each of the next five years ending on December 31 is $7.3 million. The weighted average amortization period for the patents and technology rights is 8 years. As described in Note 3, we reduced the carrying value of our test services patents and technology rights in 2002 by a $4.8 million impairment charge.

                             AMKOR TECHNOLOGY, INC.

12.  INVESTMENTS

     Investments  include  equity  investments   in  affiliated  companies   and
noncurrent marketable securities as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Equity investments under the equity method:
ASI (ownership of 21% and 42% at December 31, 2002 and 2001,
  respectively) (see Note 7)................................  $77,450   $377,947
  Other equity investments (20% -- 50% owned)...............    1,195        966
                                                              -------   --------
     Total equity investments...............................   78,645    378,913
Marketable securities classified as available for sale......    4,590      4,038
                                                              -------   --------
                                                              $83,235   $382,951
                                                              =======   ========

     In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for 2002, 2001 and 2000 were $16.0 million, $14.0 million and $29.2 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

13.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued income taxes........................................  $ 48,787   $ 53,364
Accrued interest............................................    32,690     32,584
Accrued payroll.............................................    29,295     20,813
Other accrued expenses......................................    73,451     38,783
                                                              --------   --------
                                                              $184,223   $145,544
                                                              ========   ========

                             AMKOR TECHNOLOGY, INC.

14.  DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Secured bank facility:
  Term B loans, LIBOR plus 4% due September 2005............  $   97,118   $   97,706
  $100.0 million revolving line of credit, LIBOR plus 3.75%
     due March 2005.........................................          --           --
9.25% Senior notes due May 2006.............................     425,000      425,000
9.25% Senior notes due February 2008........................     500,000      500,000
10.5% Senior subordinated notes due May 2009................     200,000      200,000
5.75% Convertible subordinated notes due June 2006,
  convertible at $35.00 per share...........................     250,000      250,000
5% Convertible subordinated notes due March 2007,
  convertible at $57.34 per share...........................     258,750      258,750
Other debt..................................................      77,845       94,812
                                                              ----------   ----------
                                                               1,808,713    1,826,268
Less -- Short-term borrowings and current portion of
  long-term debt............................................     (71,023)     (54,815)
                                                              ----------   ----------
                                                              $1,737,690   $1,771,453
                                                              ==========   ==========

     In June 2002 and September 2002 we amended our existing bank debt covenants with the secured bank lenders to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our bank debt facility agreed to extend the existing financial covenant framework through December 31, 2003.

     In March 2001, June 2001 and September 2001, we amended the financial covenants associated with the secured credit facilities. In connection with the September 2001 amendment, the revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased to LIBOR plus 4% and we prepaid $125 million of the Term B loans in November 2001. We expensed, as interest expense, approximately $4.0 million of deferred debt issuance costs as a result of the reduction of the revolving line of credit commitment and the prepayment of the Term B loans.

     In May 2001, we sold $250.0 million principal amount of our 5.75% convertible subordinated notes due 2006 in a private placement. The notes are convertible into Amkor common stock at a conversion price of $35.00 per share. We used $122.0 million of the $243.0 million of the net proceeds of that offering to repay amounts outstanding under the Term B loans of our secured credit facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in May 2001 of the Term B loans, we expensed, as interest expense, $2.3 million of unamortized deferred debt issuance costs.

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

                             AMKOR TECHNOLOGY, INC.

     In February 2001, we sold $500.0 million principal amount of our 9.25% senior notes due 2008 in a private placement. We used $387.5 million of the $490.0 million of the net proceeds of that offering to repay amounts outstanding under the Term A loans and revolving line of credit of our senior secured credit facility, and the balance of the net proceeds was available to be used for general corporate and working capital purposes. In connection with the repayment in February 2001 of the Term A loans, we expensed, as interest expense, $7.1 million of unamortized deferred debt issuance costs.

     Other debt as of December 31, 2002 and 2001 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of December 31, 2002 the foreign debt had interest rates ranging from 1.0% to 6.6%. These debt instruments do not include significant financial covenants.

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

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $4.2 million, $10.3 million and $14.2 million in 2002, 2001 and 2000, respectively, in the accompanying consolidated statements of operations. The principal payments required under short-term and long-term debt borrowings at December 31, 2002 are as follows: 2003 -- $71.0 million, 2004 -- $56.4 million, 2005 -- $42.4 million, 2006 -- $677.9 million,
2007 -- $259.6 million and thereafter -- $701.4 million.

15.  STOCKHOLDERS' EQUITY

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

16.  EMPLOYEE BENEFIT PLANS

  U.S. DEFINED CONTRIBUTION PLAN

     Our company has a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to 13% of salary to the plan and the company matches in cash 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $2.0 million, $2.1 million and $1.8 million in 2002, 2001 and 2000, respectively.

                             AMKOR TECHNOLOGY, INC.

  PHILIPPINE PENSION PLAN

     Our Philippine subsidiary sponsors a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

     The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Service cost of current period...........................  $2,339   $ 2,534   $ 1,862
Interest cost on projected benefit obligation............   1,681     1,919     1,468
Expected return on plan assets...........................    (920)   (1,482)   (1,092)
Amortization of transition obligation and actuarial
  gains/losses...........................................      62        64        66
                                                           ------   -------   -------
     Total pension expense...............................  $3,162   $ 3,035   $ 2,304
                                                           ======   =======   =======

     It is our policy to make contributions sufficient to meet the minimum contributions required by law and regulation. The following table sets forth the funded status of our Philippine defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $19,742   $16,585
  Service cost..............................................    2,339     2,534
  Interest cost.............................................    1,681     1,919
  Effect of curtailment.....................................   (2,148)       --
  Actuarial gain............................................   (1,997)     (401)
  Foreign exchange gain.....................................     (807)     (378)
  Benefits paid.............................................     (203)     (517)
                                                              -------   -------
  Projected benefit obligation at end of year...............   18,607    19,742
                                                              -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year............   10,003    11,585
  Actual return on plan assets..............................     (283)     (800)
  Effect of curtailment.....................................   (1,500)       --
  Foreign exchange gain.....................................     (408)     (265)
  Benefits paid.............................................     (203)     (517)
                                                              -------   -------
  Fair value of plan assets at end of year..................    7,609    10,003
                                                              -------   -------
Funded status:
  Projected benefit obligation in excess of plan assets.....   10,996     9,739
  Unrecognized actuarial loss...............................   (1,642)   (3,218)
  Unrecognized transition obligation........................     (440)     (523)
                                                              -------   -------
  Accrued pension costs.....................................  $ 8,914   $ 5,998
                                                              =======   =======

     The discount rate used in determining the projected benefit obligation for our Philippine defined benefit plan was 8%, 10% and 12% as of December 31, 2002, 2001 and 2000, respectively. The rate of increase in future compensation levels was 7%, 9% and 11% as of December 31, 2002, 2001 and 2000, respectively. The

                             AMKOR TECHNOLOGY, INC.

expected long-term rate of return on plan assets was 8%, 12% and 12% as of December 31, 2002, 2001 and 2000, respectively. These rates reflect economic and market conditions in the Philippines. The fair value of plan assets includes an investment in our common stock of $0.5 million and $1.6 million at December 31, 2002 and 2001, respectively.

  KOREAN SEVERANCE PLAN

     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. Contributed amounts are:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Balance at the beginning of year............................  $40,002   $31,446
Provision of severance benefits.............................   16,805    13,430
Severance payments..........................................   (8,897)   (3,132)
(Gain)/loss on foreign currency translation.................    4,436    (1,742)
                                                              -------   -------
                                                               52,346    40,002
Payments remaining with the Korean National Pension Fund....   (1,632)   (1,715)
                                                              -------   -------
Balance at the end of year..................................  $50,714   $38,287
                                                              =======   =======

  TAIWAN PENSION PLAN

     Our Taiwan subsidiary sponsors a defined benefit plan that covers substantially all full-time employees. Charges to expense are based upon costs computed by independent actuaries. As of December 31, 2002 and 2001, the projected benefit obligation was $2.1 million and $1.2 million, respectively. Pension assets at fair market value as of December 31, 2002 and 2001 were $1.9 million and $1.4 million, respectively. Accrued pension cost at December 31, 2002 and 2001 was $0.5 million.

                             AMKOR TECHNOLOGY, INC.

17.  INCOME TAXES

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2002        2001        2000
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal.............................................  $(21,275)   $     --    $ 2,149
  State...............................................        --          --       (159)
  Foreign.............................................    14,371       3,331     28,550
                                                        --------    --------    -------
                                                          (6,904)      3,331     30,540
                                                        --------    --------    -------
Deferred:
  Federal.............................................    70,738     (87,077)    (6,869)
  Foreign.............................................     1,981       2,055     (1,386)
                                                        --------    --------    -------
                                                          72,719     (85,022)    (8,255)
                                                        --------    --------    -------
     Total provision (benefit)........................  $ 65,815    $(81,691)   $22,285
                                                        ========    ========    =======

     The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Federal statutory rate.............................  $(192,771)  $(150,419)  $ 69,101
Income (loss) of foreign subsidiaries subject to
  tax holiday......................................     63,337      33,762    (43,367)
Foreign exchange (losses) gains recognized for
  income taxes.....................................     14,855      13,221       (382)
Change in valuation allowance......................    138,228       3,656      5,898
Difference in rates on foreign subsidiaries........     24,140      20,415     (8,142)
Change in tax rate from prior year.................         --       5,796         --
State taxes, net of federal benefit................     (3,297)     (8,480)      (661)
Goodwill and other permanent differences...........     21,323         358       (162)
                                                     ---------   ---------   --------
     Total.........................................  $  65,815   $ (81,691)  $ 22,285
                                                     =========   =========   ========

                             AMKOR TECHNOLOGY, INC.

     The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $160,043   $103,340
  Capital loss carryover....................................    45,069         --
  Inventories...............................................     7,945     10,495
  Corporate income tax credits..............................     5,447      9,990
  Accounts receivable.......................................     3,605      3,248
  Property, plant and equipment.............................     3,594      1,103
  Goodwill..................................................     4,023      5,331
  Other accrued liabilities.................................     2,790        542
  Unrealized foreign exchange losses........................     1,054        257
  Loss on impairment/lease shutdown reserves................    11,890         --
  Other.....................................................     6,666      6,309
                                                              --------   --------
Total deferred tax assets...................................   252,126    140,615
Valuation allowance.........................................  (196,442)   (13,722)
                                                              --------   --------
Total deferred tax assets net of valuation allowance........    55,684    126,893
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................     8,714      6,291
  Goodwill..................................................     6,146      9,218
  Unrealized foreign exchange gains.........................     2,203         88
  Other.....................................................     1,424      1,380
                                                              --------   --------
Total deferred tax liabilities..............................    18,487     16,977
                                                              --------   --------
Net deferred tax assets.....................................  $ 37,197   $109,916
                                                              ========   ========

     During 2002, we recorded a $138.2 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we have determined, during 2002, that a valuation allowance representing substantially all of our deferred tax assets is appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards.

     In connection with our 2001 acquisitions in Japan and Taiwan, we recorded as of the acquisition date a net deferred tax assets of $13.3 million, which is net of a $1.3 million valuation allowance.

     As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China is subject to reduced tax rates, and in some cases is wholly exempt from taxes. As a result of our 1999 and 2000 acquisitions of K1, K2, K3 and K4 in Korea, we benefit from a tax holiday extending through 2012 that provides for a 100% tax holiday for seven years and then 50%

                             AMKOR TECHNOLOGY, INC.

tax holiday for an additional 3 years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays we have committed to certain export and employment levels. One of our Philippine locations benefits from a full tax holiday through 2003, followed by perpetual reduced tax rate of 5%, while the other location benefits from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then 50% tax holiday for an additional two years. As a result of the net losses incurred by our foreign subsidiaries subject to tax holidays during 2002 and 2001, there is a forgone income tax benefit attributable to the tax status of these subsidiaries of approximately $63.3 million or $0.385 per share and $33.8 million or $0.21 per share, in 2002 and 2001, respectively. The income tax benefit in 2000 attributable to the tax status of these subsidiaries was approximately $43.4 million or $0.28 per share.

     The deferred tax asset and liability for foreign exchange gains and losses relate to U.S. dollar denominated monetary assets and liabilities for which foreign exchange gains or losses were realized for book purposes and not for tax purposes. During 2000 one of our Philippine subsidiaries realized net foreign exchange gains and losses for book purposes which were deferred for tax and established a valuation allowance for a portion of the related deferred tax assets. Our ability to utilize these assets depends on the timing of the settlement of the related assets or liabilities and the amount of taxable income recognized within the Philippine statutory carryforward limit of three years. During 2002 and 2001, such Philippine subsidiary realized the foreign exchange gains and losses for tax causing a reduction to the valuation allowance established in 2000.

     In December 2002, we utilized $33.3 million of U.S. net operating losses by carrying back such amounts to offset U.S. reported taxable income in prior years. At December 31, 2002, our company has remaining U.S. net operating losses available to be carried forward totaling $375.5 million expiring between 2021 and 2022. Additionally, at December 31, 2002, our company had non-U.S. net operating losses available to be carried forward totaling $61.2 million expiring between 2003 and 2012. The tax returns for open years are subject to changes upon final examination. Non-U.S. loss before taxes and minority interest was $395.3 million and 180.7 million in 2002 and 2001, respectively, and non-U.S.
income before taxes and minority interest was $201.0 million in 2000. At December 31, 2002, net cumulative undistributed losses of non-U.S. subsidiaries totaled approximately $61.4 million. No liabilities are recognized for our cumulative earnings loss position and no U.S. income and foreign withholding taxes would be due on the cumulative earnings loss. It is the company's intention to reinvest any undistributed earnings outside the U.S.

     At December 31, 2002 and 2001 current deferred tax assets of $5.5 million and $16.3 million, respectively, are included in other current assets and noncurrent deferred tax assets of $36.3 million and $108.1 million, respectively, are included in other assets in the consolidated balance sheet. The net deferred tax assets include amounts, which, in our opinion, are more likely than not to be realizable through future taxable income. In addition, at December 31, 2002 and 2001, noncurrent deferred tax liabilities of $4.6 million and $14.5 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

     We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. Our tax returns have been examined through 1998 in the Philippines and the U.S., through 1999 in Japan, through 2000 in Taiwan and through 2001 in China. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. As of December 31, 2002 and 2001, the accrual for current taxes and estimated additional

                             AMKOR TECHNOLOGY, INC.

taxes was $48.8 million and $53.4 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

18.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the years ended December 31, 2002 and 2001, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of December 31, 2002, the total number of potentially dilutive securities outstanding was 6.6 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of December 31, 2001, the total number of potentially dilutive securities outstanding was 12.4 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. The basic and diluted per share amounts are the same for the years 2002 and 2001, due to net losses.

     Year 2000 basic and diluted per share amounts are calculated as follows:

                                                                            WEIGHTED
                                                            EARNINGS     AVERAGE SHARES   PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                           -----------   --------------   ---------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings per Share -- Year Ended December 31, 2000
  Basic earnings per share...............................   $154,153        145,806         $1.06
  Impact of convertible notes............................      2,414          3,744
  Dilutive effect of options.............................         --          3,673
                                                            --------        -------         -----
  Diluted earnings per share.............................   $156,567        153,223         $1.02
                                                            ========        =======         =====

19.  STOCK COMPENSATION PLANS

     1998 Director Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the board of directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to an non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors.

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

                             AMKOR TECHNOLOGY, INC.

Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year period and the term of the options granted under the 1998 Plan may not exceed ten years.

     1998 Stock Option Plan for French Employees. The 1998 French Plan will terminate in April 2003. Amkor intends to implement a new French Plan, subject to shareholder approval, in 2003. The 1998 French Plan provides for the granting of options to employees of our French subsidiaries. A total of 250,000 shares of common stock are reserved for issuance under the 1998 French Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 250,000 as of each January 1. In general, stock options granted under the 1998 French Plan vest over a four year period, the exercise price for each option granted under the 1998 French Plan shall be 100% of the fair market value of the shares of common stock on the date the option is granted and the maximum term of the option must not exceed ten years. Shares subject to the options granted under the 1998 French Plan may not be transferred, assigned or hypothecated in any manner other than by will or the laws of descent or distribution before the date which is five years after the date of grant.

     On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated and our company has accepted for cancellation options to purchase an aggregate of 7,115,891 shares of our company's common stock under the 1998 Stock Plan, an aggregate of 35,000 shares of our company's common stock under the 1998 Director Option Plan and an aggregate of 248,200 shares of our company's common stock under the 1998 French Plan. Subject to the terms and conditions of the offer to exchange, our company intends to grant new options to purchase up to 7,399,091 shares of our common stock no earlier than June 12, 2003 in exchange for the options tendered by eligible employees and members of our board of directors and accepted by our company. The exercise price will equal the fair market value of common stock as of the new grant date. The vesting term of the new options will be similar to the tendered options except the new options contain an additional one year vesting period prior to any options becoming exercisable.

                             AMKOR TECHNOLOGY, INC.

     A summary of the status of the stock option plans follows:

                                                         WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                            NUMBER OF     EXERCISE PRICE       GRANT DATE
                                              SHARES        PER SHARE         FAIR VALUES
                                            ----------   ----------------   ----------------
Balance at December 31, 1999..............   5,065,548        $10.15
Granted...................................   5,168,950         40.15             $22.46
                                                                                 ======
Exercised.................................     418,388         10.32
Cancelled.................................     545,909         33.87
                                            ----------        ------
Balance at December 31, 2000..............   9,270,201         25.48
Granted...................................   4,313,850         15.14             $ 8.47
                                                                                 ======
Exercised.................................     517,822          9.88
Cancelled.................................     709,863         27.60
                                            ----------        ------
Balance at December 31, 2001..............  12,356,366         22.40
Granted...................................   4,004,460         12.76             $ 7.94
                                                                                 ======
Exercised.................................     547,862         10.30
Cancelled.................................   9,239,701         24.88
                                            ----------        ------
Balance at December 31, 2002..............   6,573,263        $14.15
                                            ==========        ======
Options exercisable at:
December 31, 2000.........................   2,827,380        $10.23
December 31, 2001.........................   4,508,557         22.35
December 31, 2002.........................   3,436,469         13.95

     Significant option groups outstanding at December 31, 2002 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                OUTSTANDING            EXERCISABLE        WEIGHTED
                                            --------------------   --------------------    AVERAGE
                                                        WEIGHTED               WEIGHTED   REMAINING
                                                        AVERAGE                AVERAGE      LIFE
                                             SHARES      PRICE      SHARES      PRICE      (YEARS)
                                            ---------   --------   ---------   --------   ---------
Options with exercise price of:
  $ 1.61 - $ 3.22.........................     75,000    $ 2.13           --    $   --       9.7
  $ 3.23 - $ 6.46.........................    476,876    $ 5.51      356,286    $ 5.66       5.1
  $ 6.47 - $12.94.........................  2,124,872    $10.34    2,006,802    $10.36       4.4
  $12.95 - $25.90.........................  3,444,608    $14.24      720,965    $15.42       7.6
  $25.91 - $51.82.........................    451,907    $42.47      352,416    $42.64       2.8
                                            ---------              ---------
Options outstanding at December 31,
  2002....................................  6,573,263              3,436,469
                                            =========              =========

                             AMKOR TECHNOLOGY, INC.

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Expected life (in years)....................................    4      4      4
Risk-free interest rate.....................................  2.5%   4.5%   6.8%
Volatility..................................................   85%    70%    66%
Dividend yield..............................................   --     --     --

     1998 Employee Stock Purchase Plan. A total of 1,000,000 shares of common stock are available for sale under the Stock Purchase Plan and an annual increase is to be added as of each January 1 to restore the maximum aggregate number of shares of common stock available for sale under the plan up to 1,000,000. Employees (including officers and employee directors of the company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the compensation an employee receives on each payday. Each participant will be granted an option on the first day of a two year offering period, and shares of common stock will be purchased on four purchase dates within the offering period. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the purchase date. Employees may end their participation in an offering period at any time, and participation ends automatically on termination of employment with the company. The Stock Purchase Plan will terminate in January 2008, unless sooner terminated by the board of directors.

     For the years ended December 31, 2002, 2001 and 2000, employees purchased common stock shares under the stock purchase plan of 996,617, 482,937 and 263,498, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31 2002, 2001 and 2000 based on the Black-Scholes option pricing model were $3.16, $6.53 and $12.17, respectively. The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Expected life (in years)....................................  0.5    0.5    0.5
Risk-free interest rate.....................................  2.5%   4.5%   6.8%
Volatility..................................................   85%    70%    66%
Dividend yield..............................................   --     --     --

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Long-term  debt.    The carrying  amount  of  our total  long-term  debt as
December 31, 2002 was $1,737.7 million and the fair value based on available market quotes is estimated to be $1,321.3 million.

21.  COMMITMENTS AND CONTINGENCIES

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

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                                                               DECEMBER 31,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
2003........................................................     $ 10,026
2004........................................................        7,798
2005........................................................        6,250
2006........................................................        7,077
2007........................................................        6,985
Thereafter..................................................       63,341
                                                                 --------
     Total (net of minimum sublease income of $7,585).......     $101,477
                                                                 ========

     Rent expense amounted to $15.0 million, $21.8 million and $13.7 million for 2002, 2001 and 2000, respectively. We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in each of 2002, 2001 and 2000 were $1.2 million.

  Indemnifications and Guarantees

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We have adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about our indemnifications and guarantees are provided below.

     We have indemnified members of our board of directors and our corporate officers (collectively, the "Indemnitees") against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The Indemnitees are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at December 31, 2002. Due to the nature of

                             AMKOR TECHNOLOGY, INC.

this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     In connection with the termination of AEI's status as an S Corporation (see
Note 1, Receivable from Stockholder), in 1998 we indemnified and agreed to hold harmless the Kim family against any U.S. federal or state income tax liability resulting from the Kim family being required to include in income amounts in excess of the income shown to be reportable on the original tax returns filed, as they relate to the previously existing S Corporation. The carrying amount recorded for this indemnification as of December 31, 2002 is $15.0 million. It is reasonably possible that future payments may exceed amounts accrued. The maximum potential loss related to this indemnification is $23.3 million. No assets are held as collateral and no specific recourse provisions exist.

     As of December 31, 2002, we have outstanding $1.0 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

22.  SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we had two reportable segments, packaging and test services and wafer fabrication services. These segments were managed separately because the services provided by each segment required different technology and marketing strategies.

     Packaging and Test Services. Through our factories located in the Philippines, Korea, Japan, Taiwan and China, we offer a complete and integrated set of packaging and test services including integrated circuit ("IC") packaging design, leadframe and substrate design, IC package assembly, final testing, burn-in, reliability testing and thermal and electrical characterization.

     Wafer Fabrication Services. Through our wafer fabrication services division, we provided marketing, engineering and support services for ASI's wafer foundry, under a long-term supply agreement. As of February 28, 2003, we sold our wafer fabrication services business to ASI. Beginning with the first quarter of 2003, we will reflect our wafer fabrication services segment as a discontinued operation and restate our historical results.

     Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived 92.8%, 79.4% and 80.7% of our wafer fabrication revenues from Texas Instruments ("TI") for 2002, 2001 and 2000, respectively. Effective as of February 28, 2003, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Total net revenues derived from TI accounted for 13.9%, 10.2% and 14.1% of consolidated net revenues in 2002, 2001 and 2000, respectively. With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 12.6% and 14.3% of our consolidated net revenues for 2002 and 2001, respectively.

     The accounting policies for segment reporting are the same as those for our consolidated financial statements. We evaluate our operating segments based on operating income. Summarized financial information concerning reportable segments is shown in the following table. The "Other" column includes the

                             AMKOR TECHNOLOGY, INC.

elimination of inter-segment balances and corporate assets which include cash and cash equivalents, non-operating balances due from affiliates, investment in equity affiliates and other investments.

                                                 PACKAGING       WAFER
                                                  AND TEST    FABRICATION    OTHER       TOTAL
                                                 ----------   -----------   --------   ----------
                                                                  (IN THOUSANDS)
2002
  Net revenues.................................  $1,406,178    $233,529     $     --   $1,639,707
  Gross profit.................................      95,615      22,205           --      117,820
  Operating income (loss)......................    (416,920)     13,526           --     (403,394)
  Depreciation and amortization including debt
     issue costs...............................     331,516       2,080           --      333,596
  Capital expenditures including by
     acquisition...............................      95,104          --           --       95,104
  Total assets.................................   1,978,600     164,048      415,336    2,557,984
2001
  Net revenues.................................  $1,336,674    $181,188     $     --   $1,517,862
  Gross profit.................................      52,251      17,547           --       69,798
  Operating income (loss)......................    (277,148)      8,465           --     (268,683)
  Depreciation and amortization including debt
     issue costs...............................     462,912       2,171           --      465,083
  Capital expenditures including by
     acquisition...............................     296,346         105           --      296,451
  Total assets.................................   2,540,020      87,953      595,345    3,223,318
2000
  Net revenues.................................  $2,009,701    $377,593     $     --   $2,387,294
  Gross profit.................................     567,381      37,755           --      605,136
  Operating income.............................     297,746      24,275           --      322,021
  Depreciation and amortization including debt
     issue costs...............................     330,824       2,085           --      332,909
  Capital expenditures including by
     acquisition...............................     883,752       1,124           --      884,876
  Total assets.................................   2,732,733      46,231      614,320    3,393,284

     The following table presents net revenues by country based on the location of the customer:

                                                               NET REVENUES
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
United States....................................  $  660,527   $  601,066   $1,280,896
Ireland..........................................      71,237       76,786       92,548
Japan............................................     333,232      297,277       76,133
Singapore........................................     150,813      151,183      325,903
Taiwan...........................................     108,674       72,947      108,674
Other foreign countries..........................     315,224      318,603      503,140
                                                   ----------   ----------   ----------
Consolidated.....................................  $1,639,707   $1,517,862   $2,387,294
                                                   ==========   ==========   ==========

                             AMKOR TECHNOLOGY, INC.

     The following table presents property, plant and equipment based on the location of the asset:

                                                      PROPERTY, PLANT AND EQUIPMENT
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
United States.....................................  $ 74,088   $   87,776   $   84,351
Philippines.......................................   281,089      471,302      579,619
Korea.............................................   484,938      698,448      813,983
Taiwan............................................    76,542       90,088           --
Japan.............................................    39,727       35,074          174
China.............................................    11,996        9,093           --
Other foreign countries...........................       563          493          383
                                                    --------   ----------   ----------
Consolidated......................................  $968,943   $1,392,274   $1,478,510
                                                    ========   ==========   ==========

     The following supplementary information presents net revenues allocated by product family for the packaging and test segment:

                                                               NET REVENUES
                                                  --------------------------------------
                                                     2002          2001          2000
                                                  ----------   ------------   ----------
                                                              (IN THOUSANDS)
Traditional packages............................  $  391,338    $  438,557    $  605,637
Advanced packages...............................     915,067       790,495     1,286,289
Test............................................      99,773       107,622       117,775
                                                  ----------    ----------    ----------
Consolidated....................................  $1,406,178    $1,336,674    $2,009,701
                                                  ==========    ==========    ==========

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and the Board of Directors
Amkor Technology Philippines, Inc.

     We have audited the accompanying balance sheet of Amkor Technology Philippines, Inc. (the Company, formerly Amkor Technology Philippines (P1/P2), Inc., a company incorporated under the laws of the Republic of the Philippines) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amkor Technology Philippines, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
January 15, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY SYCIP GORRES VELAYO & CO., A MEMBER FIRM OF ARTHUR ANDERSEN, AND HAS NOT BEEN REISSUED BY SYCIP GORRES VELAYO & CO.

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

                                          /s/  SYCIP GORRES VELAYO & CO.

Makati City, Philippines
March 19, 2002

                    AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   ADDITIONS
                                           BEGINNING    CHARGED TO                         BALANCE AT
                                           OF PERIOD     EXPENSE     WRITE-OFFS   OTHER   END OF PERIOD
                                           ----------   ----------   ----------   -----   -------------
Year ended December 31, 2000:
  Allowance for doubtful accounts........    $2,443       $  (17)     $    --        --      $2,426
Year ended December 31, 2001:
  Allowance for doubtful accounts........    $2,426       $4,000      $(1,037)    1,453      $6,842
Year ended December 31, 2002:
  Allowance for doubtful accounts........    $6,842       $  756      $  (220)       --      $7,378

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table sets forth the names and the ages as of February 28, 2003 of our executive officers and our incumbent directors who are being nominated for re-election to the board of directors:

NAME                                          AGE                        POSITION
----                                          ---                        --------
James J. Kim..............................    67     Chief Executive Officer and Chairman
John N. Boruch............................    60     Chief Operating Officer, President and Director
Bruce J. Freyman..........................    42     Executive Vice President, Manufacturing and
                                                     Product Operations
Kenneth T. Joyce..........................    55     Executive Vice President and Chief Financial
                                                     Officer
Eric R. Larson............................    47     Executive Vice President, Corporate Development
                                                     and Wafer Fab
Winston J. Churchill(1)(2)................    62     Director
Thomas D. George(1).......................    62     Director
Gregory K. Hinckley(2)....................    56     Director
Juergen Knorr.............................    70     Director
John B. Neff(2)...........................    71     Director
James W. Zug(2)...........................    62     Director

---------------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

     JAMES J. KIM. James J. Kim, 67, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of Electronics Boutique Holdings Corp., an electronics retail chain.

     JOHN N. BORUCH. John N. Boruch, 60, has served as our President and a director since September 1997 and our Chief Operating Officer since February
1999. Mr. Boruch has served as President of Amkor Electronics, Inc., our predecessor, from February 1992 through April 1998. From 1991 to 1992, he served as our predecessor's Corporate Vice President in charge of sales. Mr. Boruch joined us in 1984. Prior to this he was with Motorola, a communications and electronics company, for 18 years. Mr. Boruch earned a B.A. in Economics from Cornell
University. Mr. Boruch is also a director of the Fabless Semiconductor Association.

     BRUCE J. FREYMAN. Bruce J. Freyman, 42, has served as our Executive Vice President of Manufacturing and Product Operations since January of 2002. Prior to his appointment as Executive Vice President, Mr. Freyman has served in a number of positions at Amkor, including Corporate Vice President of Manufacturing and Product Operations (March 2001 to January 2002), Corporate Vice President of Product Operations (September 1998 to March 2001), and Corporate Vice President of Laminate Products (January 1997 to September 1998). Before joining Amkor, Mr. Freyman spent several years with Motorola, last serving as the Semiconductor Packaging Manager for Motorola's Communications Sector. Mr. Freyman holds an M.B.A. from Florida Atlantic University, and a B.S. in Chemical Engineering from the University of Massachusetts.

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

     ERIC R. LARSON. Eric R. Larson, 47, served as an Executive Vice President until March 2003 and was responsible for Corporate Development since December 2000 and our wafer fabrication services segment since December 2001. Mr. Larson resigned his executive position in March 2003 and continues to serve Amkor in an advisory role. Prior to December 2000, Mr. Larson had previously served in a number of roles in the company's wafer fabrication business including Executive Vice President (1999 to 2000); Vice President (1997 to 1998); and President of the wafer fabrication division of our predecessor (1996 to 1998). From 1979 to 1996, Mr. Larson worked for Hewlett-Packard Company in various senior management capacities, most recently as Worldwide Marketing Manager for disk products. Mr. Larson earned a B.A. in Political Science from Colorado State University and an M.B.A. from the University of Denver.

     WINSTON J. CHURCHILL. Winston J. Churchill, 62, has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Management, L.P., which manages private equity funds for institutional investors. Mr. Churchill is also Chairman of CIP Capital management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Griffin Land and Nurseries, Inc., MedStar Health and of various SCP portfolio companies. In addition, he serves as a director of various charities and educational institutions including American Friends of New College, Oxford, England and the Gesu School and the Young Scholars Charter School. From 1989-1993 he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also a member of the Executive Committee of the Council of Institutional Investors.

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

     GREGORY K. HINCKLEY. Gregory K. Hinckley, 56, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics

Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc.

     JUERGEN KNORR. Juergen Knorr, 70, has been a director of our company since February 2001. Dr. Knorr is the former CEO and Group President of Siemens Semiconductor Group, and a former Member of the Executive Board of Siemens AG. Following his retirement from Siemens in 1996, Dr. Knorr has taken an active role in advancing the European semiconductor industry as a member of the Joint European Submicron Silicon Initiative, as past president of the European Electronics Components Manufacturer Association, and as president and chairman of Micro Electronics Development for European Applications (MEDEA).

     JOHN B. NEFF. John B. Neff, 71, has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a member of the board of directors of Crown Holdings, Inc. and Greenwich Associates and on the executive board of directors of Invemed Catalyst Fund, LLP.

     JAMES W. ZUG. James W. Zug, 62, has been a director of our company since January 2003. Mr. Zug retired from PricewaterhouseCoopers LLP in 2000 following a 37-year career at PricewaterhouseCoopers and Coopers & Lybrand. From 1998 until his retirement Mr. Zug was Global Leader -- Global Deployment for PricewaterhouseCoopers. From 1993 to 1998 he was Managing Director International for Coopers & Lybrand. PricewaterhouseCoopers is Amkor's independent accountants; however, Mr. Zug was not involved with servicing Amkor during his tenure at PricewaterhouseCoopers. Mr. Zug serves on the boards of directors of SPS Technologies, Inc., Stackpole Ltd, Brandywine Fund Inc, and Brandywine Blue Fund Inc. He is also on the boards of directors of the Philadelphia Orchestra Association, the Kimmel Center for the Performing Arts, the Episcopal Academy, and the Merion Golf Club.

BOARD MEETINGS AND COMMITTEES

     Our company's board of directors meets approximately three times a year in regularly scheduled meetings, but will meet more often if necessary. The board of directors held three meetings and acted by unanimous written consent on four occasions during 2002 and all of the directors attended all of the board of directors meetings and Committee meetings of which they were members.

     The full board of directors considers all major decisions of our company. However, the board of directors has established a compensation committee and an audit committee, each of which is chaired by an outside director. The board of directors currently has no nominating committee or committee performing a similar function.

COMPENSATION COMMITTEE

     The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2002, the Compensation Committee met three times apart from regular meetings with the entire board of directors.

THE AUDIT COMMITTEE

     The Audit Committee is comprised of Messrs. Churchill, Hinckley and Neff all of whom meet the independence and experience requirements as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Audit Committee: (1) recommends to the board of directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent auditors and discusses the foregoing with the company's management, (4) reviews and approves non-audit services of the independent auditors, (5) reviews the activities, organizational structure and qualifications of the company's internal audit function, (6) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (7) reviews and discusses with our independent auditors their independence. The Audit Committee met ten times apart from regular meetings with the entire board. In connection with the execution of the responsibilities of the Audit Committee including the review of the company's quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2002 with the company's management and independent accountants.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2002 by our Chief Executive Officer and the six employees representing the company's other most highly-compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                   ANNUAL           COMPENSATION
                                                COMPENSATION         SECURITIES
                                            ---------------------    UNDERLYING       ALL OTHER
NAME                                 YEAR    SALARY     BONUS(1)     OPTIONS(2)    COMPENSATION(3)
----                                 ----   --------   ----------   ------------   ---------------
James J. Kim(4)....................  2002   $790,000   $       --     250,000         $  8,454
  Chief Executive Officer            2001   $790,000   $   79,000     250,000         $  8,173
  and Chairman                       2000   $783,800   $1,740,000     250,000         $  8,200
John N. Boruch(5)..................  2002   $580,000   $       --     225,000         $  9,326
  Chief Operating Officer and        2001   $580,000   $   58,000     175,000         $ 14,780
  President                          2000   $575,400   $  633,625     150,000         $ 15,400
Bruce J. Freyman...................  2002   $385,000   $       --     200,000         $  9,807
  Executive Vice President,          2001   $352,692   $   35,000     150,000         $  6,000
  Manufacturing and Product          2000   $326,923   $  301,813     150,000         $  6,000
  Operations
Kenneth T. Joyce(6)................  2002   $235,000   $       --      70,000         $  8,286
  Executive Vice President and
     Chief                           2001   $235,000   $   23,500      40,000         $106,000
  Financial Officer                  2000   $231,200   $  218,500      40,000         $  6,000
Eric R. Larson.....................  2002   $275,000   $       --      70,000         $ 15,609
  Executive Vice President,
     Corporate                       2001   $275,000   $   27,500      40,000         $  6,000
  Development and Wafer Fab          2000   $273,100   $  219,600      40,000         $  6,000

---------------

(1) Bonus amounts include incentive compensation earned in the year indicated but that were approved by our board of directors and paid in the following year and payments under the Employee Profit Sharing Plan for the year indicated for the prior year's results. No incentive compensation was earned in 2002.

(2) Long-term compensation represents stock options issued under the 1998 Stock Plan.

(3) All other compensation for all of the named executives, except Mr. Kiwan, includes $6,000 paid to each executive's 401(k) plan.

(4) All other compensation for Mr. Kim includes a reimbursement for vehicle expenses.

(5) All other compensation for Mr. Boruch includes imputed loan interest and a reimbursement for vehicle expenses.

(6) All other compensation for Mr. Joyce in 2001 includes a reimbursement for relocation costs.

                          OPTION GRANTS IN FISCAL 2002

     The following table provides information concerning each grant of options to purchase our common stock made during 2002 to the Named Executive Officers.

                                        INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE VALUE
                              -------------------------------------                   MINUS EXERCISE PRICE AT
                                                                                      ASSUMED ANNUAL RATES OF
                              NUMBER OF     % OF TOTAL                             STOCK PRICE APPRECIATION FOR
                              SECURITIES     OPTIONS      EXERCISE                 -----------------------------
                              UNDERLYING    GRANTED TO    PRICE PER                       OPTION TERM(2)
                               OPTIONS     EMPLOYEES IN     SHARE     EXPIRATION   -----------------------------
            NAME              GRANTED(1)   FISCAL YEAR     ($/SH)        DATE           5%              10%
            ----              ----------   ------------   ---------   ----------   -------------   -------------
James J. Kim................   250,000(3)       6.3%       $13.00      2/22/12      $2,043,908      $5,179,663
  Chief Executive Officer
  and Chairman
John N. Boruch..............   225,000(3)       5.6%       $13.00      2/22/12      $1,839,517      $4,661,697
  Chief Operating Officer
  and President
Bruce J. Freyman............   200,000(3)       5.0%       $13.00      2/22/12      $1,635,126      $4,143,731
  Executive Vice President,
  Manufacturing and Product
  Operations
Kenneth T. Joyce............    70,000(3)      1.75%       $13.00      2/22/12      $  572,295      $1,450,306
  Executive Vice President
  and Chief Financial
  Officer
Eric R. Larson..............    70,000(3)      1.75%       $13.00      2/22/12      $  572,295      $1,450,306
  Executive Vice President,
  Corporate Development and
  Wafer Fab

---------------

(1) All options shown granted in fiscal 2002 become exercisable as to 25% of the share subject to the option exercisable starting one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

(2) Potential realizable value is based on the assumption that: (1) our common stock will appreciate at the compound annual rate shown from the date of grant until the expiration of the option term and (2) that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. We assume stock appreciation of 5% and 10% pursuant to rules promulgated by the Securities and Exchange Commission, and these percentages do not reflect our estimate of future stock price growth.

(3) Each of the Named Executive Officers surrendered these options pursuant to a voluntary stock option replacement program initiated on November 8, 2002. This program allowed employees and members of our board of directors to surrender their existing options and to receive new option grants six months and one day after the tendered options were cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees and members of our board of directors. The exercise price will equal the fair market value of common stock as of the new grant date which is expected to be no earlier than June 12, 2003.

                             YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 2002. Also reported are the values for

"in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

                                                           NUMBER OF SECURITIES             DOLLAR VALUE OF
                                                                UNDERLYING                    UNEXERCISED
                                                          UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                 SHARES                    DECEMBER 31, 2002(1)          DECEMBER 31, 2002(2)
                                ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                           -----------   --------   -----------   -------------   -----------   -------------
James J. Kim.................        --            --          --            --             --             --
  Chief Executive Officer and
  Chairman
John N. Boruch...............    50,000      $414,450     137,317        10,418             --             --
  Chief Operating Officer and
  President
Bruce Freyman................        --            --     150,207         3,647             --             --
  Executive Vice President,
  Operations
Kenneth T. Joyce.............        --            --      22,166           834             --             --
  Executive Vice President
  and Chief Financial Officer
Eric R. Larson...............        --            --     103,874         3,126             --             --
  Executive Vice President,
  Corporate Development and
  Wafer Fab

---------------

(1) On November 8, 2002, we initiated a voluntary stock option replacement program which allowed employees and members of our board of directors to surrender their existing options and to receive new option grants six months and one day after the tendered options are cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees and members of our board of directors. The exercise price will equal the fair market value of common stock as of the new grant date which is expected to be no earlier than June 12, 2003. On December 11, 2002, the following Named Executive Officers surrendered the following number of stock options pursuant to the program:

                                                                SHARES
                                                              SURRENDERED
                                                              -----------
James J. Kim................................................    750,000
John N. Boruch..............................................    900,000
Bruce J. Freyman............................................    500,000
Kenneth T. Joyce............................................    150,000
Eric Larson.................................................    150,000

(2) None of the options held by the Named Executive Officers as of December 31, 2002 had an exercise price less than $4.76, the value of our common stock as of December 31, 2002 as reported by the Nasdaq Stock Market.

DIRECTOR COMPENSATION

     We do not compensate directors who are also employees or officers of our company for their services as directors. Non-employee directors, however, are eligible to receive: (1) an annual retainer of $25,000 as of January 2003, (2) $2,000 per meeting of the board of directors that they attend, (3) $2,000 per meeting of a committee of the board of directors that they attend and (4) $500 per non-regularly scheduled telephonic meeting of the board of directors in which they participate. We also reimburse non-employee directors for travel and related expenses incurred by them in attending board and committee meetings.

     1998 Director Option Plan: Our board of directors adopted the 1998 Director Option Plan (the "Director Plan") in January 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the board of directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to an non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors.

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

COMPENSATION COMMITTEE INTERLOCKS

     The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor's subsidiaries during fiscal 2002. None of Amkor's Compensation Committee members or executive officers has served on the board of directors or on the compensation committee of any other entity one of whose executive officers served on our board of directors or on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of February 28, 2003 by:

     - each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

     - each of our directors; and

     - the Named Executive Officers.

                                                              BENEFICIAL OWNERSHIP(A)
                                                              -----------------------
                                                              NUMBER OF    PERCENTAGE
NAME AND ADDRESS                                                SHARES     OWNERSHIP
----------------                                              ----------   ----------
James J. Kim Family Control Group(b)(m).....................  73,238,641      44.3%
  1345 Enterprise Drive
  West Chester, PA 19380
J. & W. Seligman & Co. Incorporated(c)......................   9,515,860       5.8
  100 Park Avenue
  New York, New York 10017
Winston J. Churchill(d)(m)..................................      30,000         *
Thomas D. George(e).........................................      35,000         *
Gregory K. Hinckley(f)......................................      33,000         *
Dr. Juergen Knorr(m)........................................          --         *
John B. Neff(g).............................................     270,000         *
James W. Zug................................................       5,100         *
John N. Boruch(h)(m)........................................     168,595         *
Eric R. Larson(i)(m)........................................     113,369         *
Kenneth T. Joyce(j)(m)......................................      38,184         *
Bruce J. Freyman(k)(m)......................................     177,260         *
All directors and Named Executive Officers(l)...............  74,109,149      44.9

---------------

 *   Represents less than 1%.

(a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before April 30, 2003 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b) Represents 29,727,093 shares held by James J. and Agnes C. Kim; 139,516 shares issuable upon the conversion of convertible debt held by Mrs. Kim that is convertible on or before April 30, 2003; 14,457,344 shares held by the David D. Kim Trust of December 31, 1987, 14,457,344 shares held by the John T. Kim Trust of December 31, 1987; 6,257,344 shares held by the Susan
     Y. Kim Trust of December 31, 1987; and 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan
     Y. Kim's minor children, with Susan Y. Kim as the Trustee. James J. and Agnes C. Kim are husband and wife and, accordingly, each may be deemed to beneficially own shares of our common stock held in the name of the other. David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). All of the above-referenced trusts, together with their respective trustees and James J. and Agnes C. Kim may be considered a "group" under Section 13(d) of the Exchange Act on the basis that the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with James Kim's extended family. This group may be deemed to have beneficial ownership of 73,238,641 shares or approximately 44.3% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c) J. & W. Seligman & Co. Incorporated ("JWS") reported in a Schedule 13G/A filed with the Commission on February 11, 2003 that it beneficially owned these shares as of December 31, 2002. JWS also reported that William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares beneficially owned by JWS. JWS is the investment adviser for Seligman Communications and Information Fund, Inc. (the "Fund"). Of the 9,515,860 shares that JWS beneficially owns, the Fund beneficially owns 9,060,000 shares.

(d) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before April 30, 2003.

(e) Includes 25,000 shares issuable upon the exercise of stock options that are exercisable by Mr. George on or before April 30, 2003.

(f) Includes 25,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinckley on or before April 30, 2003.

(g) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Neff on or before April 30, 2003.

(h) Includes 156,140 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before April 30, 2003.

(i) Includes 106,374 shares issuable upon the exercise of stock options that are exercisable by Mr. Larson on or before April 30, 2003.

(j) Includes 22,833 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before April 30, 2003.

(k) Includes 153,124 shares issuable upon the exercise of stock options that are exercisable by Mr. Freyman on or before April 30, 2003.

(l) Includes 682,134 shares issuable upon the exercise of stock options that are exercisable on or before April 30, 2003.

(m) On November 8, 2002, we initiated a voluntary stock option replacement program which allowed employees and members of our board of directors to surrender their existing options and to receive new option grants six months and one day after the tendered options are cancelled. We will issue new option grants equal to the same number of shares surrendered by the employees and members of our board of directors. The exercise price will equal the fair market value of common stock as of the new grant date which is expected to be no earlier than June 12, 2003. The vesting term of the new options will be similar to the tendered options except the new options contain an additional one year vesting period prior to any options becoming exercisable. On December 11, 2002, the following Named Executive Officers and Directors surrendered the following number of stock options pursuant to the program:

                                                                SHARES
                                                              SURRENDERED
                                                              -----------
James J. Kim................................................    750,000
John N. Boruch..............................................    900,000
Bruce J. Freyman............................................    500,000
Kenneth T. Joyce............................................    150,000
Eric Larson.................................................    150,000
Winston J. Churchill........................................     15,000
Juergen Knorr...............................................     20,000

     The calculation of beneficial ownership does not include any shares that were surrendered pursuant to the voluntary stock option replacement program.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have had a long-standing relationship with Anam Semiconductor, Inc. ("ASI"). ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. With our acquisition of K1, K2 and K3 in May 2000, we no longer received packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998 and terminated as of February 28, 2003, we had the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu."
       Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

     - As of February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million.

     - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million; (ii) we acquired the Precision Machine Division (PMD) of Anam Instruments, a related party to Amkor, for $8 million; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     As of February 28, 2003, we sold our wafer fabrication services business to ASI. In addition, pursuant to the definitive agreements with Dongbu, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. The carrying value of our remaining investment in ASI at December 31, 2002 was $77.5 million, or $2.90 per share. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.7 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale.

     Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. Each of these transactions was conducted on an arms-length basis in the ordinary course of business. In addition, ASI's former construction subsidiary is currently in reorganization and its affairs are managed by a number of creditor banks; all transactions between Amkor and this entity are subject to review and approval by these banks. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2002, 2001 and 2000 were $212.6 million, $161.6 million and $499.8 million. Additionally, financial services performed by ASI and its affiliates included in interest expense for the year ended December 31, 2000 was $1.6 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2002, 2001 and 2000 were $2.8 million, $14.7 million and $38.8 million, respectively.

     Total purchases from Acqutek included in cost of revenue for 2002, 2001 and 2000 were $16.0 million, $14.0 million and $29.2 million, respectively. We believe these transactions with Acqutek were conducted on an arms-length basis in the ordinary course of business.

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

     As of December 31, 2002, Mr. James Kim and members of his immediate family beneficially owned approximately 44% of our outstanding common stock.

     Amkor Electronics, Inc. (AEI), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. We consummated a tax indemnification agreement between us, our predecessor and James Kim and his family (collectively, the "Kim Family"). James Kim, is our founder and significant stockholder, and currently serves as our Chairman and CEO. Under the terms of the tax indemnification agreement, Amkor indemnifies the former owners of AEI for the settlement of AEI's S Corporation federal and state tax returns and any adjustments to the reported taxable income. At the time AEI was converted to a C Corporation, AEI and the Kim Family identified certain federal and state tax overpayments associated with the results of AEI during S Corporation status years and AEI, in May 1998, paid such amounts to the Kim Family. These amounts, which principally related to the finalization of AEI's federal tax return, are reflected as a receivable from stockholder in the stockholders' equity section of our balance sheets. As the refunds are paid by the associated taxing authorities and received by the Kim Family, the Kim Family, in turn, remits the funds to Amkor. During 2002, $0.4 million of tax refunds were received by the Kim Family and used to pay down the stockholder loan. The loan balance will be further reduced as AEI's tax returns are finalized and refunds remitted by the associated taxing authorities.

     We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2002 were $1.2 million.

     We have historically maintained split-value life insurance policies on the joint lives of James J. Kim and Agnes C. Kim for the benefit of the Trust of James J. Kim dated September 30, 1992 (the "1992 Trust"). No premium payments were made by Amkor in 2002. In the event of the death of James J. Kim or Agnes
C. Kim we will receive in death benefits an amount equal to the lesser of the total net premiums paid in cash by us or the net cash surrender value of the policy as of the date of such death.

     In January 1998, we loaned $120,000 to Mr. Boruch, our President and Chief Operating Officer, of which $99,000 was outstanding as of December 31, 2002 and repaid in 2003. This loan was interest bearing at a rate of 7% per year.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to the date of this report, Amkor carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b) There were no significant changes in our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

     The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

     (b)  Reports on Form 8-K

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended December 31, 2002:

     Current Report on Form 8-K dated and filed October 18, 2002 related to a press release dated October 18, 2002 announcing the termination of negotiations with Fujitsu Limited to acquire a business located in Kagoshima, Japan.

     Current Report on Form 8-K/A filed October 29, 2002 amending the Current Report on Form 8-K dated and filed on March 29, 2002 filing the amended consolidated financial statements of Anam Semiconductor, Inc. for each of the three years ended December 31, 2001.

     Current Report on Form 8-K dated October 29, 2002 (filed October 30, 2002) related to press releases dated October 29, 2002 announcing our financial results for the third quarter ended September 30, 2002.

     (c)  Exhibits

 3.1   Certificate of Incorporation.(1)
 3.2   Certificate of Correction to Certificate of
       Incorporation.(4)
 3.3   Restated Bylaws.(4)
 4.1   Specimen Common Stock Certificate.(3)
 4.2   Convertible Subordinated Notes Indenture dated as of May 13,
       1998 between the Registrant and State Street Bank and Trust
       Company, including form of 5 3/4% Convertible Subordinated
       Notes due 2003.(3)
 4.3   Senior Notes Indenture dated as of May 13, 1999 between the
       Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006.(5)
 4.4 Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust
       Company, including form of 10 1/2% Senior Subordinated Note
       Due 2009.(5)
 4.5   Convertible Subordinated Notes Indenture dated as of March
       22, 2000 between the Registrant and State Street Bank and
       Trust Company, including form of 5% Convertible Subordinated
       Notes due 2007.(6)
 4.6 Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
 4.7   Indenture dated as of February 20, 2001 for 9 1/4% Senior
       Notes due February 15, 2008.(7)
 4.8 Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney
       Inc. and Deutsche Banc Alex. Brown Inc.(7)
 4.9   Convertible Subordinated Notes Indenture dated as of May 25,
       2001 between the Registrant and State Street Bank and Trust
       Company, as Trustee, including the form of the 5.75%
       Convertible Subordinated Notes due 2006.(8)
 4.10  Registration Rights Agreement between the Registrant and
       Initial Purchasers named therein dated as of May 25, 2001.(8)
 4.11 Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc.,
       Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
 4.12 Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith
       Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex.
       Brown, Inc.(8)
 4.13 Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith
       Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex.
       Brown, Inc.(9)
 4.14 Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA,
       Inc. and Deutsche Banc Alex. Brown, Inc.(10)

     4.15  Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the
           Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc
           Alex. Brown, Inc.(11)
    10.1   Form of Indemnification Agreement for directors and officers.(3)
    10.2   1998 Stock Plan and form of agreement thereunder.(3)
    10.3   Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
    10.4   Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor
           Electronics, Inc., dated October 1, 1996.(1)
    10.5   Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor
           Electronics, Inc., dated June 14, 1996.(1)
    10.6   Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October
           1, 1990.(1)
    10.7   Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated
           May 6, 1994.(1)
    10.8   Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6,
           1996.(1)
    10.9   Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993.(1)
    10.10  1998 Director Option Plan and form of agreement thereunder.(1)
    10.11  1998 Employee Stock Purchase Plan.(3)
    10.12  1998 Stock Option Plan for French Employees.(1)
    10.13  Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10,
           2002(10)
    10.14  Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and
           Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002(10)
    10.15  Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu
           Corporation dated as of September 27, 2002(11)
    10.16  Business Transfer Agreement between Amkor Technology Limited, Anam Semiconductor, Inc., Anam USA, Inc. and
           the Registrant dated as of January 27, 2003
    10.17  Assignment and Assumption Agreement between the Registrant, Anam Semiconductor, Inc. and Texas Instruments
           Incorporated dated as of February 28, 2003
    12.1   Computation of Ratio of Earnings to Fixed Charges.
    21.1   List of Subsidiaries of the Registrant.
    23.1   Consent of PricewaterhouseCoopers LLP.
    23.2   Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global
    23.3   Consent of Sycip Gorres Velayo & Co., a member firm of Arthur Andersen(12)
    23.4   Consent of Samil Accounting Corporation
    99.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 17, 1999.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2001.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2001.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

(12) The financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., consolidated subsidiaries of the Registrant, for each of the two years in the period ended December 31, 2001, have been audited by the independent public accountants Sycip Gorres Velayo & Co., a member firm of Arthur Andersen, (referred to herein as Arthur Andersen). However, the Registrant has been unable to obtain the written consent of Arthur Andersen with respect to the incorporation by reference of such financial statements in the Registrant's Registration Statements on Form S-3 (File Nos. 333-39642 and 333-81334) and Form S-8 filings (File Nos. 333-62891, 333-63430, 333-76254, 333-86161 and
     333-100814) (collectively, the "Registration Statements". Therefore, the Registrant has dispensed with the requirement to file the written consent of Arthur Andersen in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the financial statements of the registrant for the aforementioned financial statements which are incorporated by reference in the Registration Statements.

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

Date: March 27, 2003

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

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----
                 /s/ JAMES J. KIM
 ------------------------------------------------       Chief Executive Officer and
                   James J. Kim                                  Chairman                March 27, 2003

                /s/ JOHN N. BORUCH
 ------------------------------------------------
                  John N. Boruch                          President and Director         March 27, 2003

                /s/ KENNETH JOYCE                         Chief Financial Officer
 ------------------------------------------------   (Principal Financial and Accounting
                  Kenneth Joyce                                  Officer)                March 27, 2003

             /s/ WINSTON J. CHURCHILL
 ------------------------------------------------
               Winston J. Churchill                              Director                March 27, 2003

               /s/ THOMAS D. GEORGE
 ------------------------------------------------
                 Thomas D. George                                Director                March 27, 2003

             /s/ GREGORY K. HINCKLEY
 ------------------------------------------------
               Gregory K. Hinckley                               Director                March 27, 2003

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----

                 /s/ JOHN B. NEFF
 ------------------------------------------------
                   John B. Neff                                  Director                March 27, 2003

                /s/ JUERGEN KNORR
 ------------------------------------------------
                  Juergen Knorr                                  Director                March 27, 2003

                 /s/ JAMES W. ZUG
 ------------------------------------------------
                   James W. Zug                                  Director                March 27, 2003

                          SECTION 302(a) CERTIFICATION

I, James J. Kim, certify that:

     1. I have reviewed this annual report on Form 10-K of Amkor Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JAMES J. KIM
                                          --------------------------------------
                                          By: James J. Kim
                                          Title: Chief Executive Officer

Date: March 27, 2003

                          SECTION 302(a) CERTIFICATION

I, Kenneth T. Joyce, certify that:

     1. I have reviewed this annual report on Form 10-K of Amkor Technology, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions  about   the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ KENNETH T. JOYCE
                                          --------------------------------------
                                          By: Kenneth T. Joyce
                                          Title: Chief Financial Officer

Date: March 27, 2003