Form 10-Q
period 2003-03-31
AMKOR TECHNOLOGY INC
filed 2003-05-09
CIK 1047127

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

        The number of outstanding shares of the registrant's Common Stock as of May 1, 2003 was 166,155,763.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        -------------------------------
                                                                                             2003              2002
                                                                                        -------------     -------------
                                                                                                  (UNAUDITED)
Net revenues..........................................................................  $     343,131     $     288,955
Cost of revenues......................................................................        296,562           308,478
                                                                                        -------------     -------------
Gross profit (loss)...................................................................         46,569           (19,523)
                                                                                        -------------     -------------
Operating expenses:
     Selling, general and administrative..............................................         42,544            45,540
     Research and development.........................................................          6,488             8,144
     Loss on disposal of fixed assets, net............................................             69             1,674
     Amortization of acquired intangibles.............................................          2,030             1,252
                                                                                        -------------     -------------
         Total operating expenses.....................................................         51,131            56,610
                                                                                        -------------     -------------
Operating loss........................................................................         (4,562)          (76,133)
                                                                                        -------------     -------------
Other expense (income):
     Interest expense, net............................................................         35,862            36,185
     Foreign currency (gain) loss.....................................................           (925)            1,998
     Other expense (income), net......................................................          1,229              (498)
                                                                                        -------------     -------------
         Total other expense..........................................................         36,166            37,685
                                                                                        -------------     -------------
Loss before income taxes, equity in loss of investees, loss on impairment
     of equity investment, minority interest and discontinued operations..............        (40,728)         (113,818)
Equity in loss of investees...........................................................         (3,628)           (2,094)
Loss on impairment of equity investment...............................................             --           (96,576)
Minority interest gain (loss).........................................................            149            (1,753)
                                                                                        -------------     -------------
Loss from continuing operations before income taxes...................................        (44,207)         (214,241)
                                                                                        -------------     -------------

Income tax benefit....................................................................         (4,177)          (24,104)
                                                                                        -------------     -------------
Loss from continuing operations.......................................................        (40,030)         (190,137)
                                                                                        -------------     -------------

Discontinued operations (see Note 3):
     Income from wafer fabrication services business, net of tax......................          3,047             2,329
     Gain on sale of wafer fabrication services business, net of tax..................         51,519                --
                                                                                        -------------     -------------
     Income from discontinued operations..............................................         54,566             2,329
                                                                                        -------------     -------------
Net income (loss).....................................................................  $      14,536     $    (187,808)
                                                                                        =============     =============

Per Share Data:
     Basic and diluted loss per common share from continuing operations...............  $       (0.24)    $       (1.17)
     Basic and diluted income per common share from discontinued operations...........           0.33              0.02
                                                                                        -------------     -------------
     Net income (loss) per common share...............................................  $        0.09     $       (1.15)
                                                                                        =============     =============

     Shares used in computing basic and diluted net income (loss) per common share            165,156           162,766
                                                                                        =============     =============

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2003              2002
                                                                                    -------------     -------------
                                                                                     (UNAUDITED)       (UNAUDITED)
                                                         ASSETS
Current assets:
     Cash and cash equivalents.................................................     $     351,485     $     311,249
     Accounts receivable:
         Trade, net of allowance of $6,938 in 2003 and $7,122 in 2002..........           213,573           234,056
         Due from affiliates...................................................               152               298
         Other.................................................................             7,132             8,234
     Inventories...............................................................            68,433            72,121
     Other current assets......................................................            69,194            48,661
                                                                                    -------------     -------------
              Total current assets.............................................           709,969           674,619
                                                                                    -------------     -------------
Property, plant and equipment, net.............................................           926,581           966,338
                                                                                    -------------     -------------
Investments....................................................................            55,166            83,235
                                                                                    -------------     -------------
Other assets:
     Due from affiliates.......................................................            20,855            20,852
     Goodwill..................................................................           628,147           628,099
     Acquired intangibles......................................................            43,055            45,033
     Other.....................................................................            89,815           114,178
Assets of discontinued operations (see Note 3).................................             5,086            25,630
                                                                                    -------------     -------------
                                                                                          786,958           833,792
                                                                                    -------------     -------------
              Total assets.....................................................     $   2,478,674     $   2,557,984
                                                                                    =============     =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft............................................................     $       5,183     $       4,633
     Short-term borrowings and current portion of long-term debt...............            76,876            71,023
     Trade accounts payable....................................................           146,982           180,999
     Due to affiliates.........................................................            18,122            70,243
     Accrued expenses..........................................................           188,131           184,223
                                                                                    -------------     -------------
              Total current liabilities........................................           435,294           511,121
Long-term debt.................................................................         1,723,370         1,737,690
Other noncurrent liabilities...................................................            69,203            67,661
                                                                                    -------------     -------------
              Total liabilities................................................         2,227,867         2,316,472
                                                                                    -------------     -------------

Minority interest..............................................................             9,996            10,145
                                                                                    -------------     -------------

Committments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares authorized
         designated Series A, none issued......................................                --                --
     Common stock, $0.001 par value, 500,000 shares authorized
         issued and outstanding of 165,156 in 2003 and 2002....................               166               166
     Additional paid-in capital................................................         1,170,227         1,170,227
     Accumulated deficit.......................................................          (919,198)         (933,734)
     Receivable from stockholder...............................................            (2,887)           (2,887)
     Accumulated other comprehensive loss......................................            (7,497)           (2,405)
                                                                                    -------------     -------------
              Total stockholders' equity.......................................           240,811           231,367
                                                                                    -------------     -------------
              Total liabilities and stockholders' equity.......................     $   2,478,674     $   2,557,984
                                                                                    =============     =============

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                      ACCUMULATED
                                                                                                     RECEIVABLE          OTHER
                                                      COMMON STOCK       PAID-IN       ACCUMULATED      FROM         COMPREHENSIVE
                                                    SHARES    AMOUNT     CAPITAL         DEFICIT     STOCKHOLDER          LOSS
                                                    ------    ------     -------         -------     -----------          ----
Balance at December 31, 2001....................    161,782  $   162   $ 1,123,541    $  (106,975)    $ (3,276)       $  (4,735)
   Net loss.....................................         --       --            --       (187,808)          --               --
   Unrealized gains on investments,
     net of tax.................................         --       --            --             --           --               31
   Cumulative translation adjustment............         --       --            --             --           --            1,913
   Comprehensive loss...........................
   Issuance of stock for acquisitions...........      1,827        2        35,200             --           --               --
   Issuance of stock through employee
     stock purchase plan and stock options......        175       --         1,759             --           --               --
                                                    -------  -------   -----------    -----------     --------        ---------
Balance at March 31, 2002.......................    163,784  $   164   $ 1,160,500    $  (294,783)    $ (3,276)       $  (2,791)
                                                    =======  =======   ===========    ===========     ========        =========

Balance at December 31, 2002....................    165,156  $   166   $ 1,170,227    $  (933,734)    $ (2,887)       $  (2,405)
   Net income...................................         --       --            --         14,536           --               --
   Unrealized loss on investments,
     net of tax.................................         --       --            --             --           --           (4,904)
   Cumulative translation adjustment............         --       --            --             --           --             (188)
   Comprehensive income.........................
                                                    -------  -------   -----------    -----------     --------        ---------
Balance at March 31, 2003.......................    165,156  $   166   $ 1,170,227    $  (919,198)    $ (2,887)       $  (7,497)
                                                    =======  =======   ===========    ===========     ========        =========

                                                                COMPREHENSIVE
                                                                    INCOME
                                                     TOTAL          (LOSS)
                                                     -----          ------
Balance at December 31, 2001....................  $1,008,717
   Net loss.....................................    (187,808)     $ (187,808)
   Unrealized gains on investments,
     net of tax.................................          31              31
   Cumulative translation adjustment............       1,913           1,913
                                                                  ----------
   Comprehensive loss...........................                  $ (185,864)
                                                                  ==========
   Issuance of stock for acquisitions...........      35,202
   Issuance of stock through employee
     stock purchase plan and stock options......       1,759
                                                  ----------
Balance at March 31, 2002.......................  $  859,814
                                                  ==========

Balance at December 31, 2002....................  $  231,367
   Net income...................................      14,536      $   14,536
   Unrealized loss on investments,
     net of tax.................................      (4,904)         (4,904)
   Cumulative translation adjustment............        (188)           (188)
                                                                  ----------
   Comprehensive income.........................                  $    9,444
                                                  ----------      ==========
Balance at March 31, 2003.......................  $  240,811
                                                  ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                        -------------------------------
                                                                                                   MARCH 31,
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                  (UNAUDITED)
Cash flows from continuing operating activities:
   Loss from continuing operations...................................................   $     (40,030)    $    (190,137)
     Adjustments to reconcile loss from continuing operations
     to net cash provided by operating activities--
     Depreciation and amortization...................................................          57,793            93,653
     Amortization of deferred debt issuance costs....................................           2,080             2,057
     Provision for accounts receivable...............................................              --              (285)
     Provision for excess and obsolete inventory.....................................             869            (2,245)
     Deferred income taxes...........................................................            (884)          (16,144)
     Equity in loss of investees.....................................................           3,628             2,094
     Loss on impairment of equity investment.........................................              --            96,576
     Loss on disposal of fixed assets, net...........................................              69             1,674
     Unrealized loss on derivative instruments.......................................           2,201                --
     Minority interest...............................................................            (149)            1,753
   Changes in assets and liabilities excluding effects of acquisitions--
     Accounts receivable.............................................................          20,427            (5,129)
     Other receivables...............................................................           1,102              (843)
     Inventories.....................................................................           2,811             2,461
     Due to/from affiliates, net.....................................................            (453)           (1,618)
     Other current assets............................................................             710               (83)
     Other non-current assets........................................................           5,415             1,348
     Accounts payable................................................................         (33,878)           (3,258)
     Accrued expenses................................................................           5,386            (1,553)
     Other long-term liabilities.....................................................           2,367               338
                                                                                        -------------     -------------
       Net cash provided by (used in) operating activities...........................          29,464           (19,341)
                                                                                        -------------     -------------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment........................................         (16,571)          (19,684)
   Acquisitions, net of cash acquired................................................              --            (2,830)
   Proceeds from the sale of property, plant and equipment...........................             514               267
   Proceeds from the sale (purchase) of investments, net.............................          12,764               (70)
                                                                                        -------------     -------------
       Net cash used in investing activities.........................................          (3,293)          (22,317)
                                                                                        -------------     -------------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings...........................             550             9,308
   Payments of long-term debt........................................................          (8,417)           (5,827)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options.................................................              --             1,759
                                                                                        -------------     -------------
       Net cash provided by (used in) financing activities...........................          (7,867)            5,240
                                                                                        -------------     -------------
Effect of exchange rate fluctuations on cash and cash equivalents related to
  continuing operations..............................................................            (207)            1,783
                                                                                        -------------     -------------
Cash flows from discontinued operations:
   Net cash provided by operating activities.........................................          19,727            10,550
   Net cash provided by (used in) investing activities...............................           2,412               (20)
   Net cash used in financing activities.............................................              --              (671)
                                                                                        -------------     -------------
       Net cash provided by discontinued operations..................................          22,139             9,859
                                                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents.................................          40,236           (24,776)
Cash and cash equivalents, beginning of period.......................................         311,249           200,057
                                                                                        -------------     -------------
Cash and cash equivalents, end of period.............................................   $     351,485     $     175,281
                                                                                        =============     =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest........................................................................   $      31,390     $      31,289
     Income taxes....................................................................   $       4,028     $       4,331

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     Basis of Presentation. The consolidated financial statements and related disclosures as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2002 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

     Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, the increased litigation incident to our business, rapid technological change, competition, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, continued control by existing stockholders, stock price volatility and economic uncertainty resulting from terrorist activities.

     Recent Accounting Pronouncements. In 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, we have adopted the disclosure requirements of this interpretation as of December 31, 2002. We have applied the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. This interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The adoption of these provisions has not had a significant impact on our financial condition, liquidity or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. FIN No. 46 became effective for all variable interest entities created after January 31, 2003, and will be effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for all variable interest entities created prior to February 1, 2003.

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. The assets and liabilities of these Philippine realty corporations are not currently consolidated within our financial statements. As of March 31, 2003, the combined book value of the assets and liabilities associated with these Philippine realty corporations were $22.8 million and $24.9 million. Our maximum exposure related to these variable interest entities is limited by our investments and loans to these entities of $21.3 million at March 31, 2003.

     In addition to our interests in the Philippine realty corporations, we are currently reviewing our interests in other entities, which existed prior to February 1, 2003, to determine whether any of these entities would be variable interest entities. The maximum exposure to loss as a result of our involvement with any additional variable interest entities identified is not expected to be an amount materially in excess of interests currently reflected in our consolidated balance sheet.

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

2.   STOCK COMPENSATION

     We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock based plans. No compensation expense has been recognized related to our employee stock based plans. If compensation costs for our stock based plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income (loss) and earnings (loss) per share would have been reduced.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                    MARCH   31,
                                                                                                    -----------
                                                                                              2003                 2002
                                                                                         -------------         -------------
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   Net income (loss), as reported....................................................    $      14,536         $    (187,808)
   Deduct: Total stock-based employee compensation determined
     under fair value based method, net of related tax effects.......................            2,303                10,074
                                                                                         -------------         -------------
Net income (loss), pro forma.........................................................    $      12,233         $    (197,882)
                                                                                         =============         =============

Earnings (loss) per share:
   Basic and diluted:
       As reported...................................................................    $        0.09         $       (1.15)
       Pro forma.....................................................................    $        0.07         $       (1.22)

     For the pro forma net income (loss), there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses in 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards.

3.   DISCONTINUED OPERATIONS

     On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, we have recorded $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also, in the first quarter of 2003 we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

A summary of the results from discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                               (IN THOUSANDS)
Net sales............................................................................   $      34,636     $      60,686
Gross profit.........................................................................           3,451             6,052
Operating income.....................................................................           3,455             3,905
Gain on sale of wafer fabrication services business..................................          58,600                --
Interest.............................................................................              --                --
Other (income) expense...............................................................             (11)               23
Tax expense ($7.1 million associated with gain on sale of the business in 2003)......           7,500             1,553
Net income from discontinued operations..............................................          54,566             2,329

A summary of the assets of our discontinued operations are as follows:

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Accounts receivable..................................................................   $       5,086     $      23,025
Property, plant and equipment, net of accumulated depreciation of
     $8,368 at December 31, 2002.....................................................              --             2,605
                                                                                        -------------     -------------
                                                                                        $       5,086     $      25,630
                                                                                        =============     =============

4.   ACQUISITIONS IN JAPAN AND TAIWAN

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen ($14.4 million based on the spot exchange rate at March 31, 2003). We are withholding payment of 1.4 billion yen of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

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

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.5 million to $33.9 million based on the spot exchange rate at March 31, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

5.   OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

     At January 1, 2002, we owned 47.7 million shares, or 42%, of ASI voting common stock. Accordingly, we accounted for this investment under the equity method of accounting and evaluated our investments for impairment due to declines in market value that were considered other than temporary. In the event of a determination that a decline in market value was other than temporary, a charge to earnings was recorded for the unrealized loss, and a new cost basis in the investment was established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business (see Note 3), we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $33.5 million at a spot exchange rate as of March 31, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

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

     - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million (see Note 3). Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     On March 24, 2003, we sold an additional 7 million shares of ASI common stock to a financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximated the carrying value of those shares. This sale reduced our ownership to 19.7 million shares, or 16% of ASI's voting stock and accordingly, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale (see Note 9). We now adjust our investment in ASI to fair value each period, with the resulting gain or loss recorded through other comprehensive income. In the event of an other than temporary decline in ASI stock price, we will reflect a charge in the Statement of Income. At March 31, 2003, we recorded an unrealized loss of $4.7 million on our investment in ASI through other comprehensive income.

     As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised resulting in us losing our entire investment in the option. The nondeliverable call option is adjusted to its fair value each period, with the resulting gain or loss reflected in the Statement of Income. Accordingly, for the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value.

Financial Information for ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI.

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        --------------------------------
                                                                                            2003              2002
                                                                                        --------------    --------------
                                                                                          (UNAUDITED)      (UNAUDITED)
                                                                                        (IN THOUSANDS)    (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues.........................................................................   $      48,019     $      55,158
Gross profit (loss)..................................................................         (15,155)          (24,431)
Net loss.............................................................................         (20,613)           (4,838)

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                         (UNAUDITED)
                                                                                        (IN THOUSANDS)    (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits....................................   $      46,600     $      65,891
Current assets.......................................................................         126,597           167,145
Property, plant and equipment, net...................................................         448,178           482,028
Noncurrent assets (including property, plant and equipment)..........................         638,070           622,487
Current liabilities..................................................................         119,483           111,409
Total debt and other long-term financing (including current portion).................         144,656           150,607
Noncurrent liabilities (including debt and other long-term financing)................         105,963           119,493
Total stockholders' equity...........................................................         539,221           558,730

6.   INVENTORIES

     Inventories, net of reserves for excess and obsolete inventory of $21.1 million and $20.2 million at March 31, 2003 and December 31, 2002, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Raw materials and purchased components...............................................   $      56,706     $      61,806
Work-in-process......................................................................          11,727            10,315
                                                                                        -------------     -------------
                                                                                        $      68,433     $      72,121
                                                                                        =============     =============

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Land................................................................................    $      87,666     $      88,744
Buildings and improvements...........................................................         538,432           537,288
Machinery and equipment..............................................................       1,513,733         1,512,191
Furniture, fixtures and other equipment..............................................         123,204           121,727
Construction in progress.............................................................           2,890             1,707
                                                                                        -------------     -------------

                                                                                            2,265,925         2,261,657
Less--Accumulated depreciation and amortization.......................................     (1,339,344)       (1,295,319)
                                                                                        -------------     -------------
                                                                                        $     926,581     $     966,338
                                                                                        =============     =============

8.   ACQUIRED INTANGIBLES

     Acquired intangibles consist of the following:

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Patents and technology rights........................................................   $      62,051     $      61,994
Less--Accumulated amortization........................................................        (18,996)          (16,961)
                                                                                        -------------     -------------
                                                                                        $      43,055     $      45,033
                                                                                        =============     =============

     Amortization expense was $2.0 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. The estimated annual amortization expense for each of the next five years ending on December 31 is $8.0 million. The weighted average amortization period for the patents and technology rights is 8 years.

9.   INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003               2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Marketable securities classified as available for sale:
   ASI (ownership of 16% and 21% at March 31, 2003
     and December 31, 2002, respectively) (see Note 5)............................      $      49,511     $      77,450
   Other marketable securities classified as available for sale...................              4,373             4,590
                                                                                        -------------     -------------
     Total marketable securities..................................................             53,884            82,040
Equity investments (20% - 50% owned)..............................................              1,282             1,195
                                                                                        -------------     -------------
                                                                                        $      55,166     $      83,235
                                                                                        =============     =============

     Our investment in ASI is classified as available for sale in the table above. ASI was previously accounted for as an equity investment through March 24, 2003 (see Note 5).

     In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the three months ended March 31, 2003 and 2002 were $3.5 million and $2.6 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

10.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Accrued income taxes.................................................................   $      49,198     $      48,787
Accrued interest.....................................................................          36,586            32,690
Accrued payroll......................................................................          24,163            29,295
Other accrued expenses...............................................................          78,184            73,451
                                                                                        -------------     -------------
                                                                                        $     188,131     $     184,223
                                                                                        =============     =============

11.  RESTRUCTURING RESERVES

     During the second, third and fourth quarters of 2002, we recorded $4.8 million, $13.8 million and $10.0 million, respectively, of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

     - Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility;

     -   Merging our factory operations in Taiwan into a single location; and

     - Consolidating select U.S. office locations and closing our San Jose test facility.

     The 2002 charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We expect to complete the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $5.5 and $6.1 million remains outstanding as of March 31, 2003 and December 31, 2002, respectively, and is reflected in accrued expenses. The outstanding liability is principally future lease payments of which $4.3 million is expected be paid during 2003. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the first quarter of 2003, the restructuring reserve was reduced by $0.6 million for cash expenditures.

12.  DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Secured credit facility:
   Term B loans, LIBOR plus 4% due September 2005....................................   $      96,868     $      97,118
   $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005..........              --                --
9.25% Senior notes due May 2006......................................................         425,000           425,000
9.25% Senior notes due February 2008.................................................         500,000           500,000
10.5% Senior subordinated notes due May 2009.........................................         200,000           200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share...................................................         250,000           250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share...................................................         258,750           258,750
Other debt...........................................................................          69,628            77,845
                                                                                        -------------     -------------
                                                                                            1,800,246         1,808,713
Less--Short-term borrowings and current portion of long-term debt                             (76,876)          (71,023)
                                                                                        -------------     -------------
                                                                                        $   1,723,370     $   1,737,690
                                                                                        =============     =============

     In June 2002 and September 2002 we amended our existing debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $1.8 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively, in the accompanying consolidated statements of operations.

     On April 22, 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. The term loan principal repayments are due $1.3 million, $1.7 million, $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. This new credit facility replaces the existing $196.9 million secured credit facility, which includes a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the $96.9 million term loan outstanding under the existing credit facility and for general corporate purposes. In connection with the redemption of our term loan, we expect to record a charge of $2.4 million during the second quarter of 2003 related to the associated unamortized deferred debt issuance costs.

     Other debt as of March 31, 2003 and 2002 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of March 31, 2003 the foreign debt had interest rates ranging from 1.0% to 6.4%. These debt instruments do not include significant financial covenants.

      In May 2003, we sold $425 million of senior notes due May 2013. We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% Senior Notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption of our 9.25% Senior Notes, we expect to record a charge of $6.2 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs. In addition, we expect to record a charge of $19.7 million during the second quarter of 2003 related to the bond premium associated with the redemption.

13.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three months ended March 31, 2003 and 2002, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of March 31, 2003, the total number of potentially dilutive securities outstanding was
6.1 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of March 31, 2002, the total number of potentially dilutive securities outstanding was 14.6 million,
11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively.

14.  COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We have adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about our indemnifications and guarantees are provided below.

     We have indemnified members of our board of directors and our corporate officers (collectively, the "Indemnitees") against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The Indemnitees are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at March 31, 2003. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     In connection with the termination of AEI's status as an S Corporation, in 1998 we indemnified and agreed to hold harmless the Kim family against any U.S. federal or state income tax liability resulting from the Kim family being required to include in income amounts in excess of the income shown to be reportable on the original tax returns filed, as they relate to the previously existing S Corporation. The carrying amount recorded for this indemnification as of March 31, 2003 is $15.0 million. It is reasonably possible that future payments may exceed amounts accrued. The maximum potential loss related to this indemnification is $23.3 million. No assets are held as collateral and no specific recourse provisions exist.

     As of March 31, 2003, we have outstanding $1.0 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances

Litigation

     We currently are a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the following legal proceedings could change in the future.

     Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation, and in April, 2003, we were served with a cross complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound.

     In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite, should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor was seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an Immunity Agreement dated June 30, 1993 between Amkor and Motorola (the "Immunity Agreement").

     We and Motorola have recently resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement will be dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remain pending, with a trial date currently scheduled for Fall 2003.

     We believe we will prevail on the merits in this case. Moreover, should it be determined that the License Agreement or Citizen's interest in the '133 and '278 Patents were not successfully transferred to us, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2003 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report as well as other reports we file with the Securities and Exchange Commission.

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

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. ("ASI"). On February 28, 2003, we sold our wafer fabrication services business to ASI. We reflect our wafer fabrication services segment as a discontinued operation and restated our historical results.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1981 through 2002, there were 12 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 10 years when growth was 19% or greater. Since 1981, the semiconductor industry declined in 1985, 1996, 1998 and 2001. The semiconductor industry declined an unprecedented 32% in 2001 and experienced a 1% growth in 2002 as compared to 2001. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. Semiconductor industry analysts are forecasting significant growth in the semiconductor industry in each of 2003 and 2004. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy. Although significant recovery was noted in most of our company's packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. We recognized total impairment charges of $263.4 million during the second quarter of 2002. The nature of the impairment charges was as follows: (1) $18.7 million impairment charge to reduce the carrying value of the test and packaging assets to be disposed to their fair value less cost to sell; (2) $171.6 million impairment charge to reduce the carrying value of test assets and certain packaging assets that are held and used to fair value, and (3) $73.1 million goodwill impairment charge associated with our test services reporting unit.

     The second calendar quarter is typically a seasonally higher quarter for Amkor as compared to the first quarter. On the basis of customers' forecasts, we currently expect packaging and test revenue for the second quarter of 2003 to be around 10% higher than packaging and test revenues for the first quarter of 2003. We expect that second quarter of 2003 gross margin will be around 19%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Average selling prices for 2002 declined 16% as compared to average selling prices in 2001. Average selling prices for 2001 declined 14% as compared to average selling prices in 2000. These declines in average selling prices significantly impacted our gross margins in 2002 and 2001. Average selling price declines did not significantly impact our gross margins in the first quarter of 2003.

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

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $33.5 million at a spot exchange rate as of March 31, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

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

     - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     On March 24, 2003, we sold an additional 7 million shares of ASI common stock to a financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximated the carrying value of those shares. This sale reduced our ownership to 19.7 million shares, or 16% of ASI's voting stock and accordingly, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale.

     As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of 1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised resulting in us losing our entire investment in the option. The nondeliverable call option is adjusted to its fair value each period, with the resulting gain or loss reflected in the Statement of Income. Accordingly, for the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value.

     In consideration of the transactions discussed above, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, we have reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also, in the first quarter of 2003 we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

Our 2002 Acquisitions

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was
1.7 billion Japanese yen ($14.4 million based on the spot exchange rate at March 31, 2003). We are withholding payment of 1.4 billion yen of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

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

Our Venture with Toshiba Corporation

     As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.5 million to $33.9 million based on the spot exchange rate at March 31, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                            2003            2002
                                                                                         ----------      ----------
                                                                                                (UNAUDITED)
Net revenues........................................................................       100.0%          100.0%
Gross profit (loss).................................................................        13.6            (6.8)
Operating loss......................................................................        (1.3)          (26.3)
Loss before income taxes, equity in loss
   of investees, minority interest and discontinued operations......................       (11.9)          (39.4)
Loss from continuing operations.....................................................       (11.7)          (65.8)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Revenues. Packaging and test net revenues increased 18.8% to $343.1 million in the three months ended March 31, 2003 from $289.0 million in the three months ended March 31, 2002.

     The increase in packaging and test net revenues for the three months ended March 31, 2003, excluding the impact of our acquisitions in Japan, was principally attributed to a 16.0% increase in unit volumes across all product lines as compared to the comparable period a year ago. This overall unit volume increase was driven by a

37.3% increase in advanced leadframe and laminate packages as a result of a broad based increase in demand. The revenues of our Japanese acquisition, Amkor Iwate, for the three months ended March 31, 2003 increased $11.1 million compared to the three months ended March 31, 2002, driven by increased volumes and bonuses earned under the supply agreement with Toshiba.

     Prices for packaging and test services have declined over time. Historically we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, negotiating lower prices with our material vendors, and driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended March 31, 2003 as compared to the comparable period a year ago, the decline in average selling prices did not significantly impact our gross margins.

     Gross Profit. Gross profit increased $66.1 million, to a gross profit of $46.6 million in the three months ended March 31, 2003 from a gross profit of negative $19.5 million in the three months ended March 31, 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin.

     Gross margins, as a percentage of sales, increased to 13.6% in the three months ended March 31, 2003 from negative 6.8% in the three months ended March 31, 2002. The improvement of 20.4% is principally a result of the following:

- Our factories in Korea and the Philippines caused an approximate 13.9% increase in gross margins attributable to increased capacity utilization as a result of increased unit volumes, cost savings initiatives, and a reduction of $35.0 million in depreciation costs. Approximately $19.0 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $16.0 million was the result of a change in the estimated useful lives of certain assembly equipment effective in the fourth quarter of 2002.

- Material cost savings contributed approximately 4.5% to the increase in gross margins.

- Our Taiwan operations caused an approximate 2.0% increase in gross margins. Taiwan operation margin improvements were primarily attributable to increased capacity utilization as a result of unit volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.0 million, or 6.6%, to $42.5 million, or 12.4% of net revenues, in the three months ended March 31, 2003 from $45.5 million, or 15.8% of net revenues, in the three months ended March 31, 2002. The decrease in these costs was primarily due to our corporate cost reduction initiatives.

     Research and Development. Research and development expenses decreased $1.7 million to $6.5 million, or 1.9% of net revenues, in the three months ended March 31, 2003 from $8.1 million, or 2.8% of net revenues, in the three months ended March 31, 2002. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.

     Other Expense. Other expenses, net decreased $1.5 million, to $36.2 million, or 10.5% of net revenues, in the three months ended March 31, 2003 from $37.7 million, or 13.0% of net revenues, in the three months ended March 31, 2002. The net decrease in other expenses was primarily the result of a beneficial change related to foreign currency of $2.9 million offset by a $2.2 million loss recorded to reduce certain derivative instruments to their fair market value at March 31, 2003.

     Equity in Loss of Investees. Our earnings included our share of losses in our equity affiliates, principally ASI through March 24, 2003, in the three months ended March 31, 2003 of $3.6 million compared to $2.1 million in the three months ended March 31, 2002. On March 24, 2003, we divested an additional 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

     Loss on Impairment of Equity Investment. During the three months ended March 31, 2003, we recorded a $4.7 million impairment charge to other comprehensive income to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2003. During the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to our consolidated statement of income to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002.

     Income Taxes. During the first quarter of 2003, we recorded a $4.2 million tax benefit from continuing operations. This reflects foreign tax expense of $3.3 million, net of a $7.5 million current tax benefit related to the loss from continuing operations. This $7.5 million tax benefit is offset by $7.5 million of current tax expense in discontinued operations.

     We will resume the recognition of deferred tax assets when we return to profitability. We anticipate recognizing approximately $4.0 million per quarter in foreign tax expense for the remainder of 2003. As of March 31, 2003, we had U.S. net operating losses totaling $335.0 million expiring between 2021 and 2022. Additionally, as of March 31, 2003, we had $50 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

RESULTS OF DISCONTINUED OPERATIONS

     On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We reflect our wafer fabrication services segment as a discontinued operation and restated our historical results. In connection with the disposition of our wafer fabrication business, we have reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also, in the first quarter of 2003 we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     Semiconductor industry analysts have forecasted significant growth in the semiconductor industry in 2003 and 2004. The second calendar quarter is typically a seasonally higher quarter for Amkor as compared to the first quarter. On the basis of customers' forecasts, we currently expect packaging and test revenue for the second quarter of 2003 to be around 10% higher than packaging and test revenues for the first quarter of 2003. We expect that gross margin will be around 19% in the second quarter of 2003.

     As a result of the favorable impact on our cash flows caused by the increase in demand for our services, net cash provided by continuing operating activities for the three months ended March 31, 2003 was $29.5 million. Comparatively, the net cash used by continuing operating activities for the three months ended March 31, 2002 was $19.3 million. Net cash used in investing activities from continuing operations during the three months ended March 2003 and 2002 was $3.3 million and $22.3 million, respectively. Net cash used by financing activities from continuing operations during the three months ended March 2003 was $7.9 million. In addition, cash provided by discontinued operations during the three months ended March 31, 2003 and 2002 were $22.1 million and $9.9 million, respectively. Comparatively, the net cash provided by financing activities from continuing operations for the three months ended March 31, 2002 was $5.2 million. Our cash and cash equivalents balance as of March 31, 2003 was $351.5 million. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases, and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

     In addition to the cash and cash equivalents available, we entered into a new $200.0 million senior secured credit facility, in April 2003, consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. The term loan principal repayments are due $1.3 million, $1.7 million and $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. This new credit facility replaces the existing $196.9 million senior secured credit facility, which includes a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the $96.9 million term loan outstanding under the existing credit facility and for general corporate purposes.

     In May 2003, we sold $425 million of senior notes due May 2013. We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% Senior Notes due 2006. The notes have a coupon rate of 7.75% annually and interest payments are due semi-annually. In connection with the redemption of our 9.25% Senior Notes, we expect to record a charge of $6.2 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs. In addition, we expect to record a charge of $19.7 million related to the bond premium associated with the redemption during the second quarter of 2003.

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

     We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2003, we had total debt of $1,800.2 million debt. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the three months ended March 31, 2003, interest expense payable in cash was $35.6 million.

     We expect to spend up to $150.0 million in capital expenditures in 2003, focused on fine pitch wirebonders, testers and related equipment in response to strengthening demand for advanced assembly and test solutions. During the three months ended 2003 and 2002, we made capital expenditures of $16.6 million and $19.7 million, respectively.

     We continue to diversify our operations geographically. In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The purchase price was principally allocated to the tangible assets. In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen ($14.4 million based on the spot exchange rate at March 31, 2003). We are withholding payment of 1.4 billion yen of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation ("TSTC") and Sampo Semiconductor Corporation ("SSC") in Taiwan. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase by January 2004. The share purchase price will be determined based on the historical performance of the joint venture, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.5 million to $33.9 million based on the spot exchange rate at March 31, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

     - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $33.5 million at a spot exchange rate as of March 31, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu."

         Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

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

     - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

     On March 24, 2003, we sold an additional 7 million shares of ASI common stock to a financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximated the carrying value of those shares. This sale reduced our ownership to 19.7 million shares, or 16% of ASI's voting stock, and accordingly, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale.

     As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of 1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised resulting in us losing our entire investment in the option. The nondeliverable call option is adjusted to its fair value each period, with the resulting gain or loss reflected in the Statement of Income. Accordingly, for the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value.

     In consideration of the transactions discussed above, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, we have reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also, in the first quarter of 2003 we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

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

     Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. Our tax returns have been examined through 1998 in the Philippines and the U.S., through 1999 in Japan, through 2000 in Taiwan and through 2001 in China. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect. As of March 31, 2003 and 2002, the accrual for current taxes and estimated additional taxes was $49.2 million and $42.2 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. During 2002, we recorded a $138.2 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. In connection with our divestiture in 2003 of 7 million shares of ASI common stock, we realized a capital loss of approximately $53.4 million and recognized a U.S. tax benefit of $20.3 million for which we provided a full valuation allowance because we did not have any offsetting capital gains.

     Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter of 2002 that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. We will resume the recognition of deferred tax assets when we return to profitability. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation. As of March 31, 2003, we had U.S. net operating losses totaling $335.0 million expiring between 2021 and 2022. Additionally, as of March 31, 2003, we had $50 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

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

     Although significant recovery was noted in most of our company's packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized, in 2002, a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved.

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

     Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by approximately $17 million in 2002. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

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

     Evaluation of Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. At January 1, 2002 Amkor owned
47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of 1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised resulting in us losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     The following section discloses the known material risks facing our company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected.

     These risk factors contain forward-looking statements regarding our expected performance that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business. Although we experienced significant recovery in most of our company's packaging services during 2002, there continues to be significant uncertainty throughout the industry related to market demand which is hindering visibility throughout the supply chain. That lack of visibility makes it difficult to forecast whether the recovery we are experiencing will be sustained. If industry conditions do not continue to improve, we could continue to sustain significant losses which could materially impact our business including our liquidity.

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

     -   the impact of Severe Acute Respiratory Syndrome (SARS),

     -   environmental events, and

     -   intellectual property transactions and disputes.

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three months ended March 31, 2003, as compared to the comparable prior year period, the decline in average selling prices did not significantly impact our gross margins. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of March 31, 2003, total debt was $1,800.2 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

     On April 22, 2003, we entered into a new $200 million senior secured credit facility consisting of a $170 million term loan which matures on January 31, 2006 and a $30 million revolving line of credit (under which no amounts are currently outstanding) which is available through October 31, 2005. The new credit facility replaces our previous $197 million senior secured credit facility, which included a $97 million term loan that was to mature September 30, 2005 and a $100 million revolving credit facility that was to be available through March 31, 2005. A portion of the proceeds from the term loan was used to repay the $97 million term loan then outstanding under the previous credit facility and the remainder of the proceeds will be used for general corporate purposes.

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

INVESTMENT IN ASI -- OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY DECREASES IN THE PRICE OF ASI's COMMON STOCK.

     At January 1, 2002 we owned 47.7 million shares, or 42%, of ASI's voting stock. During 2002, we sold 21 million shares of ASI stock and at December 31, 2002 we owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised resulting in us losing our entire investment in the option. We currently account for our investment in ASI as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value. In addition, in the event of a decline in the market value of the ASI stock that is not temporary, we will be required to record a charge to earnings for the unrealized loss, and a new cost basis for the stock will be established.

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

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST, QUALITY OR SUPPLY OF MATERIALS OR EQUIPMENT CHANGES ADVERSELY.

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

INCREASED LITIGATION INCIDENT TO OUR BUSINESS -- OUR BUSINESS MAY SUFFER AS A RESULT OF OUR INVOLVEMENT IN VARIOUS LAWSUITS.

     We may from time to time become involved in various lawsuits and legal proceedings which are incidental to the conduct of our business. Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. The complaint, as amended to date, alleges damages in excess of $100.0 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation, and in April, 2003, we were served with a cross complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound.

     In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite, should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

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

       As of May 1, 2003, Mr. James Kim and members of his family beneficially owned approximately 44.0% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

Foreign Currency Risks

     Our company's primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, Taiwanese dollar and Chinese yuan. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our use of derivatives instruments including forward exchange contracts has been insignificant in the first quarter of 2003 and throughout 2002 and 2001 and it is expected our use of derivative instruments will continue to be minimal.

     The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at March 31, 2003, a 20% decrease in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a increase of approximately $0.7million in peso-based net liabilities. Based on the portfolio of peso-based assets and liabilities at December 31, 2002, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $0.5 million, in peso-based net assets.

     The won-based financial instruments primarily consist of cash, non-trade receivables, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at March 31, 2003 and December 31 2002, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $11.5 million and $10.3 million, respectively, in won-based net assets.

     The Taiwanese dollar-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll taxes, debt and other expenses. Based on the portfolio of Taiwanese dollar-based assets and liabilities at March 31, 2003, a 20% decrease in the Taiwanese dollar to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $5.0 million in Taiwanese dollar-based net liabilities. Based on the portfolio of Taiwanese dollar-based assets and liabilities at December 31, 2002, a 20% increase in the Taiwanese dollar to U.S. dollar spot exchange rate as of the balance sheet date would result in a decrease of approximately $1.8 million in Taiwanese dollar-based net assets.

     The yuan-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of yuan-based assets and liabilities at March 31, 2003 and December 31, 2002, a 20% increase in the Chinese yuan to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $1.4 million and $1.0 million, respectively, in yuan-based net assets.

     The yen-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes, debt and other expenses. Our exposure to the yen is principally as a result of our 2001 acquisition of Amkor Iwate Corporation and our 2002 acquisition of a semiconductor packaging business of Citizen Watch Co., Ltd. Based on the portfolio of yen-based assets and liabilities at March 31, 2003 and December 31, 2002, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $13.5 million and $15.5 million, respectively, in yen-based net liabilities.

Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of March 31, 2003, we had a total of $1,800.2 million of debt of which 92% was fixed rate debt and 8% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $100.0 million revolving line of credit of which no amounts were drawn as of March 31, 2003. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2002 we had a total of $1,808.9 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2003.

                                          YEAR ENDING DECEMBER 31,
                         ------------------------------------------------------                                  FAIR
                           2003       2004       2005        2006        2007     THEREAFTER      TOTAL          VALUE
                         --------   --------   --------   ---------   ---------   ----------   -----------    -----------
Long-term debt:
  Fixed rate debt        $ 11,593   $  1,072   $    310   $ 675,000   $ 258,750   $ 700,000    $ 1,646,725    $ 1,469,469
  Average interest rate       4.0%       4.0%       4.0%        8.0%        5.0%        9.6%           8.2%

  Variable rate debt     $ 64,957   $ 53,366   $ 30,126   $   2,874   $     799   $   1,399    $   153,521    $   153,531
  Average interest rate       3.1%       5.3%       5.2%        3.8%        2.8%        2.9%           4.3%

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently are a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the following legal proceedings could change in the future.

     Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation, and in April, 2003, we were served with a cross complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound.

     In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite, should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor was seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an Immunity Agreement dated June 30, 1993 between Amkor and Motorola (the "Immunity Agreement").

     We and Motorola have recently resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement will be dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remain pending, with a trial date currently scheduled for Fall 2003.

     We believe we will prevail on the merits in this case. Moreover, should it be determined that the License Agreement or Citizen's interest in the '133 and '278 Patents were not successfully transferred to us, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

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

 99.2                      Business Transfer Agreement by and between Amkor
                           Technology Limited, Anam Semiconductor, Inc., Anam
                           USA, Inc. and Amkor Technology, Inc. dated January
                           27, 2003

 99.3 Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013, dated
                           May 1, 2003

 99.4 Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 8, 2003

(b)  REPORTS ON FORM 8-K

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended March 31, 2003:

     Current Report on Form 8-K dated January 29, 2003 (filed January 31, 2003) related to a press release dated January 29, 2003 announcing our financial results for the quarter ended December 31, 2002 and that we entered into agreement to sell our Wafer Fabrication Services business.

     Current Report on Form 8-K dated March 27, 2003 (filed March 27, 2003) related to the consolidated financial statements of Anam Semiconductor, Inc. and it's subsidiaries as of and for each of the 3 years ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

                                          By: /s/ KENNETH T. JOYCE
                                              ----------------------------------
                                          Kenneth T. Joyce
                                          Chief Financial Officer
                                          (Principal Financial, Chief Accounting
                                          Officer and Duly Authorized Officer)

Date: May 9, 2003

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

Date: May 9, 2003
                                                  /s/ JAMES J. KIM
                                                  ------------------------------
                                                  By: James J. Kim
                                                  Title: Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
                                                  /s/ KENNETH T. JOYCE
                                                  ------------------------------
                                                  By: Kenneth T. Joyce
                                                  Title: Chief Financial Officer