Form 10-K/A
period 2002-12-31
AMKOR TECHNOLOGY INC
filed 2003-06-25
CIK 1047127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

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

     Documents Incorporated by Reference:  None.


     EXPLANATORY NOTE: The purpose of this Form 10K/A is to amend the Form 10-K filed March 27, 2003 to reflect the disposition of our wafer fabrication services business, which requires us to restate our financial statements included in Item 8. As a result of the restatement, we have also made changes to Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) to reflect the restatement. In order to preserve the nature and character of the disclosures set forth in our 10-K as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. As a result, this 10K/A contains forward looking information which has not been updated for events subsequent to March 27, 2003, and we direct you to our SEC filings filed subsequent to March 27, 2003 for additional information.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I........................................................................    3
     Item 1.      Business....................................................    3
     Item 2.      Properties..................................................   14
     Item 3.      Legal Proceedings...........................................   15
     Item 4.      Submission of Matters to a Vote of Security Holders.........   17
PART II.......................................................................   17
     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................   17
     Item 6.      Selected Financial Data.....................................   19
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   22
     Item 7A.     Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   46
     Item 8.      Financial Statements and Supplementary Data.................   47
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   85
PART III......................................................................   85
     Item 10.     Directors, Executive Officers and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........   85
     Item 11.     Executive Compensation......................................   89
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................   92
     Item 13.     Certain Relationships and Related Transactions..............   95
PART IV.......................................................................   97
     Item 14.     Controls and Procedures.....................................   97
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................   97


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


     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). On February 28, 2003, we sold our wafer fabrication services business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.


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

                         PURSUE STRATEGIC ACQUISITIONS

     We are evaluating candidates for strategic acquisitions and joint ventures to strengthen our business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging operations of our customers and competitors. To the extent we acquire operations of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. In addition, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services.

PACKAGING AND TEST SERVICES

PACKAGING SERVICES

     We offer a broad range of package formats designed to provide our customers with a full array of packaging solutions. Our packages are divided into two families: traditional, which includes principally traditional leadframe products, and advanced packages, which includes principally advanced leadframes and laminate products.

     In response to the increasing demands of today's high-performance electronic products, semiconductor packages have evolved from traditional leadframe packages and now include advanced leadframe and laminate formats. The differentiating characteristics of these package formats include (1) the size of the package, (2) the number of electrical connections the package can support,
(3) the thermal and electrical characteristics of the package, and (4) in the case of our System-in-Package family of laminate packages, the integration of multiple active and passive components in a single package.

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

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    2002             2001             2000
                                               --------------   --------------   --------------
                                                            (DOLLARS IN MILLIONS)
Traditional packages.........................  $  391    27.8%  $  439    32.8%  $  606    30.1%
Advanced packages............................     915    65.1      790    59.1    1,286    64.0
Test.........................................     100     7.1      108     8.1      118     5.9
                                               ------   -----   ------   -----   ------   -----
     Total packaging and test net revenues...  $1,406   100.0%  $1,337   100.0%  $2,010   100.0%
                                               ======   =====   ======   =====   ======   =====


     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). On February 28, 2003, we sold our wafer fabrication services business to ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.


  TRADITIONAL PACKAGES

     Traditional, leadframe-based packages are the most widely used package family in the semiconductor industry and are typically characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. The most common traditional leadframe package is the SOIC, which accounts for approximately one half of all integrated circuit (IC) packages produced by the semiconductor industry. The traditional leadframe package family has evolved from "through hole design", where the leads are plugged into holes on the circuit board to "surface mount design", where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers' semiconductor devices.

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

  OTHER ADVANCED PACKAGES

     To capitalize on an increasing customer demand for higher levels of system integration, we created our "System-in-Package" (SiP) modules. SiP modules are integrated solutions that use both advanced packaging and traditional surface mount techniques to enable the combination of otherwise incompatible technologies in a single, highly reliable package. Most of our SiP packages are laminate based. By integrating various system elements into a single-function block, the SiP module delivers space and power efficiency, high performance, and lower production costs. Our SiP technology is being used to produce a variety of devices including power amplifiers for cellular phones, memory cards and sensors.

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

WAFER FABRICATION SERVICES


     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility using 0.35 micron, 0.25 micron and 0.18 micron complementary metal oxide silicon ("CMOS") process technology provided by Texas Instruments pursuant to technology assistance agreements with ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, in the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

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


     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 14.7% and 16.3% of our consolidated net revenues for 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived substantially all of our wafer fabrication revenues from Texas

Instruments (TI), which due to our restatement, are no longer included in net revenues, but rather, as part of discontinued operations in the restated Consolidated Statements of Operations.


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

  Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, Amkor filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor is seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the '133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an Immunity Agreement dated June 30, 1993 between Amkor and Motorola (the "Immunity Agreement").

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

                                                               HIGH     LOW
                                                              ------   ------
2002
  First Quarter.............................................  $22.31   $13.00
  Second Quarter............................................   24.25     3.90
  Third Quarter.............................................    6.10     1.20
  Fourth Quarter............................................    7.47     1.61
2001
  First Quarter.............................................  $23.63   $14.63
  Second Quarter............................................   25.00    14.88
  Third Quarter.............................................   22.48    10.52
  Fourth Quarter............................................   18.02     9.42

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

RECENT SALES OF UNREGISTERED SECURITIES

     None.

EQUITY COMPENSATION PLANS

     The following table summarizes our equity compensation plans as of December 31, 2002, all of which have been approved by our stockholders:

                                                                                              (C)
                                                   (A)                                NUMBER OF SECURITIES
                                                NUMBER OF                             REMAINING AVAILABLE
                                             SECURITIES TO BE          (B)            FOR FUTURE ISSUANCE
                                               ISSUED UPON      WEIGHTED-AVERAGE          UNDER EQUITY
                                               EXERCISE OF      EXERCISE PRICE OF      COMPENSATION PLAN
                                               OUTSTANDING         OUTSTANDING       (EXCLUDING SECURITIES
                                                 OPTIONS             OPTIONS        REFLECTED IN COLUMN (A))
                                             ----------------   -----------------   ------------------------
Equity compensation plans approved by
  stockholders.............................     6,573,263            $14.15                 10,614,998(1)-(4)

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

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA


     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 from our restated consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our restated consolidated financial statements and the related notes, included elsewhere in this annual report.



     The summary consolidated financial data below reflects the following transactions on a historical basis (i) our 1999 acquisition of K4 from Anam Semiconductor, Inc. (ASI) for $582.0 million together with its related financing, (ii) our 2000 acquisitions of K1, K2 and K3 from ASI for $950.0 million and equity investment in ASI of $459.0 million together with the related financing for the acquisitions and investment, (iii) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan Semiconductor Technology Corporation (a prior equity investment) and (iv) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.



                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues.......................  $1,406,178   $1,336,674   $2,009,701   $1,617,235   $1,452,285
  Cost of revenues...................   1,310,563    1,284,423    1,442,320    1,297,358    1,208,806
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit.......................      95,615       52,251      567,381      319,877      243,479
                                       ----------   ----------   ----------   ----------   ----------
  Operating expenses:
     Selling, general and
       administrative................     179,888      191,136      179,143      133,053      109,312
     Research and development........      31,189       38,786       26,057       11,436        8,251
     Loss on disposal of fixed
       assets, net...................       2,496       14,515        1,355        1,805        1,837
     Amortization of goodwill and
       other acquired
       intangibles(a)................       6,992       84,962       63,080       17,105        1,454
     Special charges(b)..............     291,970           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
          Total operating expenses...     512,535      329,399      269,635      163,399      120,854
                                       ----------   ----------   ----------   ----------   ----------
  Operating income (loss)............    (416,920)    (277,148)     297,746      156,478      122,625
                                       ----------   ----------   ----------   ----------   ----------
  Other (income) expense:
     Interest expense, net...........     147,497      164,064      119,840       45,364       18,005
     Foreign currency loss...........         906          872        4,812          308        4,493
     Other (income) expense,
       net(c)........................      (1,014)      (3,586)         (60)      23,312        7,666
                                       ----------   ----------   ----------   ----------   ----------
          Total other expense........     147,389      161,350      124,592       68,984       30,164
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes,
     equity investment losses,
     minority interest and
     discontinued operations.........    (564,309)    (438,498)     173,154       87,494       92,461
  Equity investment losses(f, g).....    (208,165)    (100,706)     (20,991)      (1,969)          --
  Minority interest(h)...............      (1,932)      (1,896)          --           --         (559)
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss) from continuing
     operations before income
     taxes...........................    (774,406)    (541,100)     152,163       85,525       91,902
                                       ----------   ----------   ----------   ----------   ----------
  Income tax expense (benefit)(d,
     e)..............................      60,683      (84,613)      14,362       19,526       21,406
                                       ----------   ----------   ----------   ----------   ----------

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Income (loss) from continuing
     operations......................    (835,089)    (456,487)     137,801       65,999       70,496
                                       ----------   ----------   ----------   ----------   ----------
Discontinued operations:
     Income from wafer fabrication
       services business, net of
       tax...........................       8,330        5,626       16,352       10,720        4,964
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)(d)...............  $ (826,759)  $ (450,861)  $  154,153   $   76,719   $   75,460
                                       ==========   ==========   ==========   ==========   ==========
  Basic income (loss) per common
     share:
     From continuing operations......  $    (5.09)  $    (2.91)  $     0.95   $     0.55   $     0.66
     From discontinued operations....        0.05         0.04         0.11         0.09         0.05
                                       ----------   ----------   ----------   ----------   ----------
       Net income (loss) per common
          share......................  $    (5.04)  $    (2.87)  $     1.06   $     0.64   $     0.71
                                       ==========   ==========   ==========   ==========   ==========
  Diluted income (loss) per common
     share:
     From continuing operations......  $    (5.09)  $    (2.91)  $     0.91   $     0.55   $     0.66
     From discontinued operations....        0.05         0.04         0.11         0.08         0.04
                                       ----------   ----------   ----------   ----------   ----------
       Net income (loss) per common
          share......................  $    (5.04)  $    (2.87)  $     1.02   $     0.63   $     0.70
                                       ==========   ==========   ==========   ==========   ==========
  Shares used in computing basic
     income (loss) per common share
     (pro forma for 1998)............     164,124      157,111      145,806      119,341      106,221
  Shares used in computing diluted
     income (loss) per common share
     (pro forma for 1998)............     164,124      157,111      153,223      135,067      116,596
OTHER FINANCIAL DATA:
  Depreciation and amortization
     including debt issue costs from
     continuing operations...........  $  331,516   $  462,912   $  330,824   $  178,771   $  118,676
  Capital expenditures from
     continuing operations...........      95,104      158,595      478,950      239,854      102,142



                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
PRO FORMA DATA (UNAUDITED)(D):
  Historical income before income taxes, equity investment
     losses, minority interest and discontinued
     operations.............................................    $92,461
  Pro forma provision for income taxes......................     25,906
                                                                -------
  Pro forma income before equity investment losses, minority
     interest and discontinued operations...................     66,555
  Historical equity investment losses.......................         --
  Historical minority interest..............................       (559)
                                                                -------
  Pro forma net income from continuing operations...........    $65,996
                                                                =======
  Basic pro forma income from continuing operations per
     common share...........................................    $  0.62
                                                                =======
  Diluted pro forma income from continuing operations per
     common share...........................................    $  0.61
                                                                =======

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........  $  311,249   $  200,057   $   93,517   $   98,045   $  227,587
Short term investments...........          --           --           --      136,595        1,000
Working capital..................     163,498      139,097       62,311      164,435      133,451
Total assets.....................   2,557,984    3,223,318    3,393,284    1,755,089    1,003,597
Total long-term debt.............   1,737,690    1,771,453    1,585,536      687,456      221,846
Total debt, including short-term
  borrowings and current portion
  of long-term debt..............   1,808,713    1,826,268    1,659,122      693,921      260,503
Stockholders' equity.............     231,367    1,008,717    1,314,834      737,741      490,361


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


(h) In 2002 and 2001, minority interest reflects Toshiba's 40% ownership interest in Amkor Iwate in Japan as well as shares that we did not acquire in connection with our two acquisitions in Taiwan. In 1998, minority interest reflects ASI's 40% interest in the earnings of Amkor/Anam Pilipinas, Inc. ("AAP"), one of our subsidiaries in the Philippines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance, (4) statements regarding the future of our relationship with ASI, and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our restated consolidated financial statements and the related notes, included elsewhere in this annual report as well as other reports we file with the Securities and Exchange Commission.


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


     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. ("ASI"). On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.

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


     In May 1999, we acquired K4, one of ASI's packaging and test facilities, and in May 2000 we acquired ASI's remaining packaging and test facilities, K1, K2 and K3. With the completion of our acquisition of K1, K2 and K3, we no longer depend upon ASI for packaging or test services. In May 2000 we also committed to a $459.0 million equity investment in ASI, and fulfilled this commitment in installments taking place over the course of 2000. In connection with the May 2000 transactions with ASI, we obtained independent appraisals to support the value and purchase price of each of the packaging and test operations and the equity investment. We invested a total of $500.6 million in ASI including an equity investment of $41.6 million made in October 1999 and, as a result acquired a total of 47.7 million shares of ASI common stock.


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


     In consideration of the transactions discussed above, we restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France in the first quarter of 2003. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million. In addition, pursuant to the definitive agreements, (1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between

January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

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


RESULTS OF CONTINUING OPERATIONS


     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Net revenues................................................  100.0%   100.0%   100.0%
Gross profit................................................    6.8      3.9     28.2
Operating income (loss).....................................  (29.6)   (20.7)    14.8
Income (loss) before income taxes, equity investment losses,
  minority interest and discontinued operations.............  (40.1)   (32.8)     8.6
Net income (loss) from continuing operations................  (59.4)   (34.2)     6.9


 YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001


     Net Revenues. Net revenues increased $69.5 million, or 5.2%, to $1,406.2 million in 2002 from $1,336.7 million in 2001. This increase in net revenues for 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to an overall unit volume increase of 19.7% which was driven by a 42.0% increase for advanced packages and a 1.2% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2002 declined 16% as compared to average selling prices in 2001. The revenues of our Japanese acquisition, Amkor Iwate, declined $12.4 million in 2002 compared to 2001. Our acquisitions in Taiwan and expansion into China contributed $54.6 million to the increase in net revenues for 2002.



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



     Gross Profit (Loss). Gross profit increased $43.4 million, or 83.0%, to $95.6 million in 2002 from $52.3 million in 2001. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin. As a result of acquisitions in Japan and Taiwan in 2001 as well as other geographic expansions, we substantially increased our fixed costs.



     Gross margins as a percentage of net revenues increased 2.9 percentage points to 6.8% in 2002 as compared to 3.9% in 2001 principally as a result of the following:



     - Increased capacity utilization as a result of increased unit volumes at our factories in Korea and the Philippines together with the impact of our cost savings initiatives at those factories caused an approximate 8 percentage point increase in gross margins.



     - Material cost savings contributed approximately 45 percentage points to the increase in gross margins.


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



     - Our acquisitions in Taiwan and expansion into China contributed approximately 1.6 percentage points to the decline in gross margin as a result of the costs associated with ramping and reconfiguring operations at these facilities.


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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $11.2 million, or 5.9%, to $179.9 million, or 12.8% of net revenues, in 2002 from $191.1 million, or 14.3% of net revenues, in 2001. The decrease in these costs was largely attributed to $12.6 million in cost reductions principally related to our U.S. based administrative overhead cost reduction initiatives; partially offset by $0.9 million for increased administrative costs related to our factories. Our factory administrative expenses increased overall as a result of our 2002 and 2001 acquisitions offset by factory cost reduction initiatives.



     Research and Development. Research and development expenses decreased $7.6 million to $31.2 million, or 2.2% of net revenues, in 2002 from $38.8 million, or 2.9% of net revenues, in 2001. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, micro-electromechanical system ("MEMS") devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.


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
                                                               --------
                                                               $291,970
                                                               ========


     Although significant recovery was noted in most of our company's packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment of our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized, in 2002, a $171.6 million impairment charge to reduce the carrying value of those assets to fair value. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.


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


     Other (Income) Expense. Other expenses, net decreased $14.0 million, to $147.4 million, or 10.5% of net revenues, in 2002 from $161.3 million, or 12.1% of net revenues, in 2001. The net decrease in other expenses was primarily a result of a decrease in interest expense of $16.6 million. Net interest expense in 2001 included $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment.


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


     Equity Investment Losses. Our earnings included our share of losses in our equity affiliates, principally ASI, in 2002 of $33.9 million compared to $100.7 million ($65.2 million excluding the amortization of equity method goodwill) in 2001. As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI. The cessation of amortization reduced equity in loss of investees by $35.5 million for 2002 as compared with the corresponding period.


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

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000


     Net Revenues. Net revenues decreased $673.0 million, or 33.5%, to $1,336.7 million in 2001 from $2,009.7 million in 2000. This decrease in net revenues, excluding the impact of acquisitions, was primarily attributable to a 37.3% decrease in overall unit volumes in 2001 compared to 2000. This overall unit volume decrease was driven by a 34.6% unit volume decrease for advanced leadframe and laminate packages and a 39.4% decrease in our traditional leadframe business as a result of a broad based decrease in demand for semiconductors. Average selling prices across all product lines eroded by approximately 13.9% for 2001 as compared to 2000. Partially offsetting the decrease in overall unit volumes and average selling price erosion was the benefit of $231.0 million in net revenues related to acquisitions which were completed since January 1, 2001.



     Gross Profit. Gross profit decreased $515.1 million, or 90.8%, to $52.3 million in 2001 from $567.4 in 2000. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, significant increases or decreases in capacity utilization rates have a significant effect on our gross profit. As a result of our May 2000 acquisition of K1, K2 and K3 and our 2001 acquisitions in Japan and Taiwan, we substantially increased our fixed costs.



     Gross margins as a percentage of net revenues decreased 86.0% to 3.9% of net revenues in 2001 as compared to 28.2% of net revenues in 2000 principally as a result the following:


     - Decreasing unit volumes in 2001 at our factories in Korea and the Philippines that caused an approximate 41% decline in gross margins as a result of the factories' substantial fixed and labor costs to be distributed over a smaller revenue base. This decline in gross margins is net of the benefit of our 2001 cost reduction initiatives to reduce labor and other factory overhead costs.


     - Average selling price erosion across our product lines caused an estimated 40% decline in gross margins.


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



     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 6.7%, to $191.1 million, or 14.3% of net revenues, in 2001 from $179.1 million, or 8.9% of net revenues, in 2000. The increase in these costs was due to:


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


     Research and Development. Research and development expenses increased $12.7 million to $38.8 million, or 2.9% of net revenues, in 2001 from $26.1 million, or 1.3% of net revenues, in 2000. Increased research and development expenses resulted from the acquisition of the packaging and test research and development group within ASI related to the K1, K2 and K3 transaction. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to continue the development of our Flip Chip interconnection solutions, our System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single package, and our Chip Scale packages that are nearly the size of the semiconductor die.


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


     Other (Income) Expense. Other expenses, net increased $36.8 million, to $161.4 million, or 12.1% of net revenues, in 2001 from $124.6 million, or 6.2% of net revenues, in 2000. The net increase in other expenses was primarily a result of a net increase in interest expense of $44.3 million. The increased interest expense resulted from the financing related to our May 2000 acquisition of K1, K2 and K3 and our investment in ASI and our 2001 financing activities. Net interest expense for 2001 also included $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment. Other expenses were favorably impacted by a change in foreign currency gains and losses of $3.9 million for 2001 as compared with the corresponding period in the prior year.



     Provision (Benefit) for Income Taxes. Our effective tax rate in 2001 and 2000 was (19.3%) and 8.3%, respectively. The change in the effective tax rate in 2001 was due to operating losses in jurisdictions for which there is no offsetting tax benefit from tax holidays as well as operating losses in jurisdictions with higher corporate income tax rates. The tax returns for open years are subject to changes upon final examination. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased effective tax rates for us in the future.


     Equity Investment Losses. Our earnings included our share of losses in our equity affiliates, principally ASI, in 2001 of $65.2 million compared to our share of their income in 2000 of $3.9 million. Our earnings also included the amortization of the excess of the cost of our investment above of our share of the underlying net assets of $35.5 million and $24.9 million in 2001 and 2000, respectively. Our investment in ASI increased to 42% as of October 2000 from 40% as of September 2000, 38% as of May 2000 and 18% as of October 1999.



RESULTS OF DISCONTINUED OPERATIONS



     On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, in the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.


QUARTERLY RESULTS


     The following table sets forth our unaudited restated consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2002. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the semiconductor packaging businesses acquired from Citizen Watch Co., Ltd. and Agilent Technologies, Inc.'s in 2002 are included in the consolidated financial data from the date of the acquisitions. The results of the 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and the consolidated results of Taiwan Semiconductor Technology Corporation (a prior equity investment) are included in the consolidated financial data from the date of the acquisitions.



     We believe that we have included in the amounts stated below all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of our selected quarterly data. You should read our selected quarterly data in conjunction with our restated consolidated financial statements and the related notes, included elsewhere in this report.


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


     The calculation of basic and diluted per share amounts for each quarter is based on the average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income (loss) per share.



                                                                    QUARTER ENDED
                            ---------------------------------------------------------------------------------------------
                            DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                              2002        2002        2002        2002        2001        2001        2001        2001
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues..............  $ 373,189   $393,563    $ 350,471   $ 288,955   $ 297,309   $ 288,529   $ 311,423   $439,413
Cost of revenues..........    312,006    346,053      344,026     308,478     311,127     304,521     307,334    361,441
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
    Gross profit (loss)...     61,183     47,510        6,445     (19,523)    (13,818)    (15,992)      4,089     77,972
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Operating expenses:
  Selling, general and
    administrative........     42,249     45,118       46,981      45,540      44,866      45,464      49,151     51,655

                                                                    QUARTER ENDED
                            ---------------------------------------------------------------------------------------------
                            DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                              2002        2002        2002        2002        2001        2001        2001        2001
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
  Research and
    development...........      6,654      7,622        8,769       8,144      10,365       9,784       8,135     10,502
  Loss (gain) on disposal
    of assets, net........       (416)      (200)       1,438       1,674       9,861       3,132         398      1,124
  Amortization of goodwill
    and other acquired
    intangibles...........      1,997      2,000        1,743       1,252      21,263      21,214      20,573     21,912
  Special charges.........      9,985     13,819      268,166          --          --          --          --         --
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
    Total operating
      expenses............     60,469     68,359      327,097      56,610      86,355      79,594      78,257     85,193
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Operating income (loss)...        714    (20,849)    (320,652)    (76,133)   (100,173)    (95,586)    (74,168)    (7,221)
Other expense, net........     34,509     37,566       37,629      37,685      41,067      35,420      42,309     42,554
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Loss before income taxes,
  equity investment
  losses, minority
  interest and
  discontinued
  operations..............    (33,795)   (58,415)    (358,281)   (113,818)   (141,240)   (131,006)   (116,477)   (49,775)
Equity investment
  losses..................    (42,125)   (14,299)     (53,071)    (98,670)    (24,452)    (23,661)    (26,345)   (26,248)
Minority interest income
  (loss)..................        306        423         (908)     (1,753)       (423)       (645)       (828)        --
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Loss from continuing
  operations before income
  taxes...................    (75,614)   (72,291)    (412,260)   (214,241)   (166,115)   (155,312)   (143,650)   (76,023)
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Income tax expense
  (benefit)...............    122,574    (11,078)     (26,709)    (24,104)    (27,467)    (25,177)    (26,229)    (5,740)
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Loss from continuing
  operations..............   (198,188)   (61,213)    (385,551)   (190,137)   (138,648)   (130,135)   (117,421)   (70,283)
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Discontinued operations:
Income from wafer
  fabrication services
  business, net of tax....      2,072      1,906        2,023       2,329       2,036       1,391       1,130      1,069
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
Net loss..................  $(196,116)  $(59,307)   $(383,528)  $(187,808)  $(136,612)  $(128,744)  $(116,291)  $(69,214)
                            =========   ========    =========   =========   =========   =========   =========   ========
Basic and diluted income
  (loss) per common share:
  from continuing
  operations..............  $   (1.20)  $  (0.37)   $   (2.34)  $   (1.16)  $   (0.86)  $   (0.81)  $   (0.77)  $  (0.46)
  from discontinued
    operations............       0.01       0.01         0.01        0.01        0.01        0.01        0.01       0.01
                            ---------   --------    ---------   ---------   ---------   ---------   ---------   --------
      Net loss per common
        share.............  $   (1.19)  $  (0.36)   $   (2.33)  $   (1.15)  $   (0.85)  $   (0.80)  $   (0.76)  $  (0.45)
                            =========   ========    =========   =========   =========   =========   =========   ========



                                                                QUARTER ENDED
                          -----------------------------------------------------------------------------------------
                          DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                            2002       2002        2002       2002        2001       2001        2001       2001
                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
Net revenues............   100.0%      100.0%      100.0%     100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues........    83.6        87.9        98.2      106.8      104.6       105.5       98.7        82.3
                           -----       -----      ------      -----      -----       -----      -----       -----
  Gross profit (loss)...    16.4        12.1         1.8       (6.8)      (4.6)       (5.5)       1.3        17.7
                           -----       -----      ------      -----      -----       -----      -----       -----
Operating expenses:
  Selling, general and
    administrative......    11.3        11.5        13.4       15.8       15.1        15.8       15.8        11.8
  Research and
    development.........     1.8         1.9         2.5        2.8        3.5         3.4        2.6         2.4
  Loss (gain) on
    disposal of assets,
    net.................    (0.1)       (0.1)        0.4        0.6        3.3         1.1        0.1         0.3

                                                                QUARTER ENDED
                          -----------------------------------------------------------------------------------------
                          DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                            2002       2002        2002       2002        2001       2001        2001       2001
                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
  Amortization of
    goodwill and other
    acquired
    intangibles.........     0.5         0.5         0.5        0.4        7.2         7.4        6.6         5.0
  Special charges.......     2.7         3.5        76.5         --         --          --         --          --
                           -----       -----      ------      -----      -----       -----      -----       -----
    Total operating
      expenses..........    16.2        17.4        93.3       19.6       29.0        27.6       25.1        19.4
                           -----       -----      ------      -----      -----       -----      -----       -----
Operating income
  (loss)................     0.2        (5.3)      (91.5)     (26.3)     (33.7)      (33.1)     (23.8)       (1.6)
Other expense, net......     9.2         9.5        10.7       13.0       13.8        12.3       13.6         9.7
                           -----       -----      ------      -----      -----       -----      -----       -----
Loss before income
  taxes, equity
  investment losses,
  minority interest and
  discontinued
  operations............    (9.1)      (14.8)     (102.2)     (39.4)     (47.5)      (45.4)     (37.4)      (11.3)
Equity investment
  losses................   (11.3)       (3.6)      (15.1)     (34.1)      (8.2)       (8.2)      (8.5)       (6.0)
Minority interest.......     0.1         0.1        (0.3)      (0.6)      (0.1)       (0.2)      (0.3)         --
                           -----       -----      ------      -----      -----       -----      -----       -----
Loss from continuing
  operations before
  income taxes..........   (20.3)      (18.4)     (117.6)     (74.1)     (55.9)      (53.8)     (46.1)      (17.3)
Income tax expense
  (benefit).............    32.8        (2.8)       (7.6)      (8.3)      (9.2)       (8.7)      (8.4)       (1.3)
Loss from continuing
  operations............   (53.1)      (15.6)     (110.0)     (65.8)     (46.6)      (45.1)     (37.7)      (16.0)
Discontinued operations:
Income from wafer
  fabrication services
  business, net of
  tax...................     0.6         0.5         0.6        0.8        0.7         0.5        0.4         0.2
Net loss................   (52.6)%     (15.1)%    (109.4)%    (65.0)%    (45.9)%     (44.6)%    (37.3)%     (15.8)%


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


     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the last eight fiscal quarters ended December 31, 2002 were as follows:



                                                             QUARTER ENDED
                       ------------------------------------------------------------------------------------------
                       DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,    SEPT. 30,   JUNE 30,   MARCH 31,
                         2002       2002        2002       2002        2001        2001        2001       2001
                       --------   ---------   --------   ---------   ---------   ---------   --------   ---------
                                                             (IN THOUSANDS)
Operating activities
  from continuing
  operations.........  $ 63,753   $ 48,050    $ 20,713   $(19,341)   $  (2,784)  $ 15,869    $ 56,814   $ 71,065
Investing activities
  from continuing
  operations.........   (19,798)    26,218     (38,668)   (22,317)     (23,031)   (25,774)    (40,771)   (78,534)
Financing activities
  from continuing
  operations.........     2,416    (16,977)     (2,061)     5,240     (115,036)    (1,467)    111,284    119,905
Discontinued
  operations.........    29,412     17,363       5,997      9,859       12,807        326       4,206      2,058

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


     We expect to spend up to $125.0 million in capital expenditures in 2003. During 2002, 2001 and 2000, we made capital expenditures related to continuing operations of $95.1 million, $158.6 million and $479.9 million, respectively. Our capital expenditures in 2002 were focused on increasing capacity for MicroLeadFrame(TM), flip chip and digital micro-mirror devices.


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


     As of February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded $1 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. The net proceeds from our sale of ASI stock to Dongbu as well as from the sale of our wafer foundry services will be reinvested into our company pursuant to the requirements of our senior note indentures.


     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or

21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share. The net proceeds from the exercise of this option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.


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

     A summary of our contractual commitments as of December 31, 2002 are as follows:


                                                         YEAR ENDING DECEMBER 31,
                                        -----------------------------------------------------------
                                                                                            AFTER
                                          TOTAL       2003     2004 - 2005   2006 - 2007     2008
                                        ----------   -------   -----------   -----------   --------
                                                              (IN THOUSANDS)
Total debt, including capital lease
  obligations.........................  $1,808,713   $71,023    $ 98,863      $937,426     $701,401
Operating lease obligations...........     101,176     9,865      13,966        14,004       63,341
Total contractual obligations.........  $1,909,889   $80,888    $112,829      $951,430     $764,742


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

CRITICAL ACCOUNTING POLICIES


     Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our consolidated financial statements appears in Note 1 of the notes to the consolidated financial statements. Our preparation of this annual report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

     These factors include, among others:

     - evolutions in the life cycles of our customers' products,

     - changes in our capacity utilization,

     - the cyclical nature of both the semiconductor industry and the markets addressed by end-users of semiconductors,


     - the short-term nature of our customers" commitments, timing and volume of orders relative to our production capacity,


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

RELATIONSHIP WITH ASI -- OUR FINANCIAL PERFORMANCE CAN BE ADVERSELY AFFECTED BY ASI'S FINANCIAL PERFORMANCE


     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. ("ASI"). We derived 92.8%, 79.4% and 80.7% of our wafer fabrication services revenues for 2002, 2001 and 2000, respectively, from Texas Instruments pursuant to a manufacturing and purchase agreement between our company, ASI and Texas Instruments. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, during the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax net gain on the disposition of our wafer fabrication services business of $58.6 million. The carrying value of the disposed net assets associated with the business as of February 28, 2003 was
2.4 million. In addition, pursuant to the agreements between Amkor and Dongbu,
(1) Amkor and Dongbu agreed to use reasonable best efforts to cause Dongbu Electronics and ASI to be merged together as soon as practicable, (2) Amkor and Dongbu agreed to cause ASI to use the proceeds ASI received from its sale of stock to Dongbu to purchase shares in Dongbu Electronics and (3) Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.


     At January 1, 2002 Amkor owned 47.7 million shares or 42% of ASI"s voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an investment bank for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As part of that sale, we purchased a nondeliverable call option for $6.8 million that expires December 2003 and is indexed to ASI"s share price with a strike price of $1.97 per share. The net proceeds from the exercise of the option could be less than the current carrying value and could expire unexercised losing our entire investment in the option. As of March 24, 2003, we owned 19.7 million shares of ASI, or 16% of ASI"s voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

     We provide packaging and test services through our factories located in the Philippines, Korea, Japan, Taiwan and China. Moreover, many of our customers' and vendors" operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

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

     In addition, the stock market in general, and the Nasdaq National Market and the markets for technology companies in particular, have experienced extreme price and volume fluctuations. This volatility has affected the market prices of securities of companies like ours for reasons that have often been unrelated or disproportionate to such companies" operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of information regarding quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     We present the information required by Item 8 of Form 10-K/A here in the following order:



Report of Independent Accountants...........................   48
Consolidated Statements of Operations -- Years ended
  December 31, 2002, 2001 and 2000..........................   49
Consolidated Balance Sheets -- December 31, 2002 and 2001...   50
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2002, 2001 and 2000....................   51
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2002, 2001 and 2000..........................   52
Notes to Consolidated Financial Statements..................   53
Report of Independent Public Accountants....................   83
Schedule II -- Valuation and Qualifying Accounts............   85


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Amkor Technology, Inc.:


     In our opinion, based on our audits and the report of another auditor, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amkor Technology Philippines, Inc. (formerly Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc.) a wholly owned subsidiary, referred to herein as ATP, which combined financial statements reflect total assets of 14% and 17% and operating expenses of 14%, 18% and 17% of the related consolidated totals as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. The combined financial statements of ATP as of December 31, 2002 and for the year ended December 31, 2002 were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditor. The financial statements of ATP as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 19, 2002. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.



     As discussed in Note 4 and Note 5, the Company adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".


                                          PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania


January 29, 2003, except for the information in Note 8 describing the sale of the Company's investment in ASI for which the date is March 24, 2003 and the information in Note 2 for which the date is May 9, 2003

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2002          2001          2000
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................................  $1,406,178    $1,336,674    $2,009,701
Cost of revenues.........................................   1,310,563     1,284,423     1,442,320
                                                           ----------    ----------    ----------
Gross profit.............................................      95,615        52,251       567,381
                                                           ----------    ----------    ----------
Operating expenses:
  Selling, general and administrative....................     179,888       191,136       179,143
  Research and development...............................      31,189        38,786        26,057
  Loss on disposal of fixed assets, net..................       2,496        14,515         1,355
  Amortization of goodwill and other acquired
     intangibles.........................................       6,992        84,962        63,080
  Special charges........................................     291,970            --            --
                                                           ----------    ----------    ----------
       Total operating expenses..........................     512,535       329,399       269,635
                                                           ----------    ----------    ----------
Operating income (loss)..................................    (416,920)     (277,148)      297,746
                                                           ----------    ----------    ----------
Other (income) expense:
  Interest expense, net..................................     147,497       164,064       119,840
  Foreign currency loss..................................         906           872         4,812
  Other income, net......................................      (1,014)       (3,586)          (60)
                                                           ----------    ----------    ----------
     Total other expense.................................     147,389       161,350       124,592
                                                           ----------    ----------    ----------
Income (loss) before income taxes, equity investment
  losses, minority interest and discontinued
  operations.............................................    (564,309)     (438,498)      173,154
Equity investment losses (see Note 8)....................    (208,165)     (100,706)      (20,991)
Minority interest expense................................      (1,932)       (1,896)           --
                                                           ----------    ----------    ----------
Income (loss) from continuing operations before income
  taxes..................................................    (774,406)     (541,100)      152,163
                                                           ----------    ----------    ----------
Income tax expense (benefit).............................      60,683       (84,613)       14,362
                                                           ----------    ----------    ----------
Income (loss) from continuing operations.................    (835,089)     (456,487)      137,801
                                                           ----------    ----------    ----------
Income from discontinued operations, net of tax (see Note
  2).....................................................       8,330         5,626        16,352
                                                           ----------    ----------    ----------
Net income (loss)........................................  $ (826,759)   $ (450,861)   $  154,153
                                                           ==========    ==========    ==========
Per Share Data:
Basic income (loss) per common share:
  from continuing operations.............................  $    (5.09)   $    (2.91)   $     0.95
  from discontinued operations...........................        0.05          0.04          0.11
                                                           ----------    ----------    ----------
     Net income (loss) per common share..................  $    (5.04)   $    (2.87)   $     1.06
                                                           ==========    ==========    ==========
Diluted income (loss) per common share:
  from continuing operations.............................  $    (5.09)   $    (2.91)   $     0.91
  from discontinued operations...........................        0.05          0.04          0.11
                                                           ----------    ----------    ----------
     Net income (loss) per common share..................  $    (5.04)   $    (2.87)   $     1.02
                                                           ==========    ==========    ==========
Shares used in computing per share data:
  Basic..................................................     164,124       157,111       145,806
                                                           ==========    ==========    ==========
  Diluted................................................     164,124       157,111       153,223
                                                           ==========    ==========    ==========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  311,249   $  200,057
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,122
      and $6,842............................................     234,056      189,660
     Due from affiliates....................................         298          871
     Other..................................................       8,234        8,953
  Inventories...............................................      72,121       73,784
  Other current assets......................................      48,661       37,106
                                                              ----------   ----------
          Total current assets..............................     674,619      510,431
                                                              ----------   ----------
Property, plant and equipment, net..........................     966,338    1,387,619
                                                              ----------   ----------
Investments.................................................      83,235      382,951
                                                              ----------   ----------
Other assets:
  Due from affiliates.......................................      20,852       20,518
  Goodwill..................................................     628,099      659,130
  Acquired intangibles......................................      45,033       37,050
  Other.....................................................     114,178      197,186
  Assets of discontinued operations (see Note 2)............      25,630       28,433
                                                              ----------   ----------
                                                                 833,792      942,317
                                                              ----------   ----------
          Total assets......................................  $2,557,984   $3,223,318
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $    4,633   $    5,116
  Short-term borrowings and current portion of long-term
     debt...................................................      71,023       54,815
  Trade accounts payable....................................     180,999      148,923
  Due to affiliates.........................................      70,243       16,936
  Accrued expenses..........................................     184,223      145,544
                                                              ----------   ----------
          Total current liabilities.........................     511,121      371,334
Long-term debt..............................................   1,737,690    1,771,453
Other noncurrent liabilities................................      67,661       64,077
                                                              ----------   ----------
          Total liabilities.................................   2,316,472    2,206,864
                                                              ----------   ----------
Commitments and contingencies
Minority interest...........................................      10,145        7,737
                                                              ----------   ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000 shares
     authorized designated Series A, none issued............          --           --
  Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 165,156 in 2002 and 161,782
     in 2001................................................         166          162
  Additional paid-in capital................................   1,170,227    1,123,541
  Accumulated deficit.......................................    (933,734)    (106,975)
  Receivable from stockholder...............................      (2,887)      (3,276)
  Accumulated other comprehensive loss......................      (2,405)      (4,735)
                                                              ----------   ----------
          Total stockholders' equity........................     231,367    1,008,717
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,557,984   $3,223,318
                                                              ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                COMMON STOCK                                RECEIVABLE        OTHER                    COMPREHENSIVE
                              ----------------    PAID-IN     ACCUMULATED      FROM       COMPREHENSIVE                   INCOME
                              SHARES    AMOUNT    CAPITAL       DEFICIT     STOCKHOLDER       LOSS          TOTAL         (LOSS)
                              -------   ------   ----------   -----------   -----------   -------------   ----------   -------------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999......................  130,660    $131    $  551,964    $ 189,733      $(3,276)       $  (811)     $  737,741
  Net income................       --      --            --      154,153           --             --         154,153     $ 154,153
  Unrealized losses on
    investments, net of
    tax.....................       --      --            --           --           --           (143)           (143)         (143)
                                                                                                                         ---------
  Comprehensive income......                                                                                             $ 154,010
                                                                                                                         =========
  Issuance of 20.5 million
    common stock shares and
    3.9 million common stock
    warrants................   20,500      21       409,980           --           --             --         410,001
  Issuance of stock through
    employee stock purchase
    plan and stock
    options.................      710      --         9,622           --           --             --           9,622
  Debt conversion...........      248      --         3,460           --           --             --           3,460
                              -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2000......................  152,118     152       975,026      343,886       (3,276)          (954)      1,314,834
  Net loss..................       --      --            --     (450,861)          --             --        (450,861)    $(450,861)
  Unrealized losses on
    investments, net of
    tax.....................       --      --            --           --           --           (103)           (103)         (103)
  Cumulative translation
    adjustment..............       --      --            --           --           --         (3,678)         (3,678)       (3,678)
                                                                                                                         ---------
  Comprehensive loss........                                                                                             $(454,642)
                                                                                                                         =========
  Issuance of stock for
    acquisitions............    4,948       5        87,869           --           --             --          87,874
  Issuance of stock through
    employee stock purchase
    plan and stock
    options.................    1,000       1        11,698           --           --             --          11,699
  Debt conversion...........    3,716       4        48,948           --           --             --          48,952
                              -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2001......................  161,782     162     1,123,541     (106,975)      (3,276)        (4,735)      1,008,717
  Net loss..................       --      --            --     (826,759)          --             --        (826,759)    $(826,759)
  Unrealized loss on
    investments, net of
    tax.....................       --      --            --           --           --         (1,224)         (1,224)       (1,224)
  Cumulative translation
    adjustment..............       --      --            --           --           --          3,554           3,554         3,554
                                                                                                                         ---------
  Comprehensive loss........                                                                                             $(824,429)
                                                                                                                         =========
  Issuance of stock for
    acquisitions............    1,827       2        35,200           --           --             --          35,202
  Issuance of stock through
    employee stock purchase
    plan and stock
    options.................    1,547       2        11,486           --           --             --          11,488
  Payment received from
    stockholder.............       --      --            --           --          389             --             389
                              -------    ----    ----------    ---------      -------        -------      ----------
BALANCE AT DECEMBER 31,
  2002......................  165,156    $166    $1,170,227    $(933,734)     $(2,887)       $(2,405)     $  231,367
                              =======    ====    ==========    =========      =======        =======      ==========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2002        2001         2000
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
Cash flows from continuing operating activities:
  Income (loss) from continuing operations..................  $(835,089)  $(456,487)  $   137,801
  Adjustments to reconcile income (loss) from continuing
    operations to net cash by operating activities --
    Depreciation and amortization...........................    323,265     440,591       323,811
    Amortization of deferred debt issuance costs............      8,251      22,321         7,013
    Debt conversion expense.................................         --          --           272
    Provision for accounts receivable.......................        500       4,000           (17)
    Provision for excess and obsolete inventory.............      5,841      17,869        10,000
    Deferred income taxes...................................     72,719     (85,022)       (8,255)
    Equity in loss of investees.............................     33,865     100,706        20,991
    Loss on impairment of equity investment.................    172,533          --            --
    Loss on disposition of equity investment................      1,767          --            --
    Loss on disposal of fixed assets, net...................      2,496      14,515         1,355
    Asset impairment charges and facility closure costs.....    284,602       3,600            --
    Minority interest.......................................      1,932       1,896            --
  Changes in assets and liabilities excluding effects of
    acquisitions --
    Accounts receivable.....................................    (39,328)     84,641       (62,556)
    Repurchase of accounts receivable and settlement of
      security agreement....................................         --          --       (71,500)
    Other receivables.......................................        719      (2,488)        2,884
    Inventories.............................................        218      31,372       (23,871)
    Due to/from affiliates, net.............................        529      (2,447)      (17,616)
    Other current assets....................................     (2,210)      6,034       (18,047)
    Other non-current assets................................     19,433        (214)      (17,612)
    Accounts payable........................................     28,313     (23,808)       15,682
    Accrued expenses........................................     24,394     (24,126)       40,238
    Other long-term liabilities.............................      8,425       8,011         7,108
                                                              ---------   ---------   -----------
      Net cash provided by operating activities.............    113,175     140,964       347,681
                                                              ---------   ---------   -----------
Cash flows from continuing investing activities:
  Purchases of property, plant and equipment................    (95,104)   (158,595)     (478,950)
  Acquisitions, net of cash acquired........................    (18,459)    (11,057)      (17,602)
  Acquisitions of K1, K2 and K3 and K4, net of cash
    acquired................................................         --          --      (927,290)
  Investment in ASI.........................................         --          --      (459,000)
  Proceeds from the sale of property, plant and equipment...      2,870       1,863         2,823
  Proceeds from disposition of equity investment............     58,139          --            --
  Proceeds from the sale (purchase) of investments..........     (2,011)       (321)      136,879
                                                              ---------   ---------   -----------
      Net cash used in investing activities.................    (54,565)   (168,110)   (1,743,140)
                                                              ---------   ---------   -----------
Cash flows from continuing financing activities:
  Net change in bank overdrafts and short-term borrowings...      6,860      15,067         5,975
  Net proceeds from issuance of long-term debt..............         --     750,486     1,027,479
  Payments of long-term debt................................    (30,119)   (662,565)      (87,166)
  Net proceeds from the issuance of 20.5 million common
    shares..................................................         --          --       410,001
  Proceeds from issuance of stock through employee stock
    purchase plan and stock options.........................     11,488      11,698         9,622
  Payment received from stockholder.........................        389          --            --
      Net cash provided by (used in) financing activities...    (11,382)    114,686     1,365,911
Effect of exchange rate fluctuations on cash and cash
  equivalents related to continuing operations..............      1,333        (397)           --
                                                              ---------   ---------   -----------
Cash flows from discontinued operations:
  Net cash provided by operating activities.................     63,302      19,502        26,144
  Net cash used in investing activities.....................         --        (105)       (1,124)
  Net cash used in financing activities.....................       (671)         --            --
                                                              ---------   ---------   -----------
      Net cash provided by discontinued operations..........     62,631      19,397        25,020
                                                              ---------   ---------   -----------
Net increase (decrease) in cash and cash equivalents........    111,192     106,540        (4,528)
Cash and cash equivalents, beginning of period..............    200,057      93,517        98,045
                                                              ---------   ---------   -----------
Cash and cash equivalents, end of period....................  $ 311,249   $ 200,057   $    93,517
                                                              =========   =========   ===========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest................................................  $ 142,299   $ 144,345   $   111,429
    Income taxes............................................  $    (845)  $    (642)  $    18,092


   The accompanying notes are in integral part of these financial statements

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


  CONCENTRATIONS AND CREDIT RISK


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

  RISKS AND UNCERTAINTIES


     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, the continuing negative impacts of the unprecedented industry downturn beginning in 2001, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, uncertainty as to the demand from our customers over both the long- and short-term, competitive pricing and declines in average selling prices we experience, the timing and volume of orders relative to our production capacity, the absence of significant backlog in our business, fluctuations in manufacturing yields, the availability of financing, our competition, our

                             AMKOR TECHNOLOGY, INC.

dependence on international operations and sales, our dependence on raw material and equipment suppliers, exchange rate fluctuations, our dependence on key personnel, difficulties integrating acquisitions, the enforcement of intellectual property rights by or against us, our need to comply with existing and future environmental regulations, the results of Anam Semiconductor, Inc.
(ASI) as it impacts our financial results and political and economic uncertainty resulting from terrorist activities.

  CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  INVENTORIES


     Inventories are stated at the lower of cost or market. Cost is determined principally by using a moving average method. In general, we order raw materials based on the customers' forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.


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


     Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage. This change decreased our 2002 net loss by approximately $16.7 million, or $0.10 per share. There was no offsetting impact to our tax provision related to the change in useful lives because of our consolidated net losses for 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards (see Note 18).


     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $317.6 million, $356.7 million and $262.0 million for 2002, 2001 and 2000, respectively.

  GOODWILL AND ACQUIRED INTANGIBLES


     Goodwill is recorded when the cost of an acquisition exceeds the fair market value of the net tangible and identifiable intangible assets acquired. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 5). The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if warranted. Impairment losses are recorded when

                             AMKOR TECHNOLOGY, INC.

the carrying amount of goodwill exceeds its implied fair value. Such impairment losses are recorded as a part of income from continuing operations.

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

  OTHER NONCURRENT ASSETS


     Other noncurrent assets consist principally of a note receivable which is related to our sale of ASI stock to Dongbu (see Note 8), deferred debt issuance costs, security deposits, the cash surrender value of life insurance policies, deferred income taxes and tax credits. As discussed in Note 18, significant tax valuation allowances related to our deferred tax assets were recorded during 2002.


  DUE FROM AND TO AFFILIATES


     Due from affiliates primarily relates to advances made to a Philippine realty corporation in which we own 40%. Such investment is accounted for under the equity method of accounting. Given the foreign ownership restrictions in the Philippines, the affiliated entity owns the land on which our Philippine factories are located. The affiliated entity has no long-term obligations other than their obligations to us and we have not extended guarantees or other commitments to the entity. Due to affiliates primarily relates to our transactions with Anam Semiconductor, Inc. (see Note 8).


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

  STOCK COMPENSATION


     We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 20, "Stock Compensation Plans." No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income (loss) and earnings (loss) per share would have been reduced.


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


     For the 2002 pro forma net loss of $868.2 million, there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses for 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards (see
Note 18).


  RESEARCH AND DEVELOPMENT COSTS

     Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the

                             AMKOR TECHNOLOGY, INC.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS


     In 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, we have adopted the disclosure requirements of this interpretation as of December 31, 2002 (see Note 22). We will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. This interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. We are in the process of evaluating the recognition and measurement provisions of the Interpretation and absent any unforeseen events, we do not expect that the adoption of these provisions will have a significant impact on our financial condition, liquidity or results of operations.


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

                             AMKOR TECHNOLOGY, INC.

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


2.  DISCONTINUED OPERATIONS



     On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, during the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.



     A summary of the results from discontinued operations for the years ended December 31, 2002, 2001 and 2000 are as follows:



                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Net sales............................................  $233,529    $181,188    $377,593
Gross profit.........................................    22,205      17,547      37,755
Operating income.....................................    13,526       8,465      24,275
Other (income) expense...............................        64         (83)         --
Tax expense..........................................     5,132       2,922       7,923
Net income from discontinued operations..............     8,330       5,626      16,352



     A summary of the assets of our discontinued operations are as follows:



                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable, net of allowance of $256 and $-0-,.....  $23,025   $21,759
Property, plant and equipment, net of accumulated
  depreciation of $8,368 and $6,289 at December 31, 2002 and
  2001, respectively........................................    2,605     4,655
Other long term assets......................................       --     2,019
                                                              -------   -------
                                                              $25,630   $28,433
                                                              =======   =======

                             AMKOR TECHNOLOGY, INC.

3.  SPECIAL CHARGES


     Special charges consist of the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Impairment of long-lived assets (Note 4)....................     $190,266
Impairment of goodwill (Note 5).............................       73,080
Lease termination and other exit costs (Note 6).............       28,624
                                                                 --------
                                                                 $291,970
                                                                 ========


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

                             AMKOR TECHNOLOGY, INC.

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


                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         2002           2001          2000
                                                     ------------   ------------   -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (loss) from continuing operations, as
  reported.........................................   $(835,089)     $(456,487)     $137,801
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --         80,232        60,003
Goodwill related to equity investments.............          --         35,544        24,910
                                                      ---------      ---------      --------
                                                             --        115,776        84,913
                                                      ---------      ---------      --------
Income (loss) from continuing operations, as
  adjusted.........................................    (835,089)      (340,711)      222,714
Income from discontinued operations, as reported...       8,330          5,626        16,352
                                                      ---------      ---------      --------
Net income (loss), as adjusted.....................   $(826,759)     $(335,085)     $239,066
                                                      =========      =========      ========
Basic income (loss) from continuing operations per
  share, as reported...............................   $   (5.09)     $   (2.91)     $   0.95
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --           0.51          0.41
Goodwill related to equity investments.............          --           0.23          0.17
                                                      ---------      ---------      --------
                                                             --           0.74          0.58
                                                      ---------      ---------      --------
Basic income (loss) from continuing operations per
  share, as adjusted...............................       (5.09)         (2.17)         1.53
Basic income from discontinued operations, as
  reported.........................................        0.05           0.04          0.11
                                                      ---------      ---------      --------
Basic net income (loss), as adjusted...............   $   (5.04)     $   (2.13)     $   1.64
                                                      =========      =========      ========
Diluted income (loss) from continuing operations
  per share, as reported...........................   $   (5.09)     $   (2.91)     $   0.91
                                                      ---------      ---------      --------
Goodwill and assembled workforce amortization......          --           0.51          0.39
Goodwill related to equity investments.............          --           0.23          0.16
                                                      ---------      ---------      --------
                                                             --           0.74          0.55
                                                      ---------      ---------      --------
Diluted income (loss) from continuing operations
  per share, as adjusted...........................       (5.09)         (2.17)         1.46
Diluted income from discontinued operations, as
  reported.........................................        0.05           0.04          0.11
                                                      ---------      ---------      --------
Diluted net income (loss), as adjusted.............   $   (5.04)     $   (2.13)     $   1.58
                                                      =========      =========      ========

                             AMKOR TECHNOLOGY, INC.

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


     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several packaging services assets remained at low utilization rates during the second quarter of 2002 and were no longer expected to reach previously anticipated utilization levels. As discussed in Note 4, we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.


     The changes in the carrying value of goodwill by reporting unit are as follows:

                                                       PACKAGING     TEST
                                                       SERVICES    SERVICES    TOTAL
                                                       ---------   --------   --------
                                                               (IN THOUSANDS)
Balance as of January 1, 2002........................  $586,344    $ 72,786   $659,130
Goodwill acquired....................................    40,890          --     40,890
Goodwill impairment..................................        --     (73,080)   (73,080)
Translation adjustments..............................       865         294      1,159
                                                       --------    --------   --------
Balance as of December 31, 2002......................  $628,099    $     --   $628,099
                                                       ========    ========   ========


6.  RESTRUCTURING CHARGES


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

                             AMKOR TECHNOLOGY, INC.

during 2003. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier.


7.  ACQUISITIONS IN JAPAN AND TAIWAN


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

                             AMKOR TECHNOLOGY, INC.

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


8.  ACQUISITIONS FROM ANAM SEMICONDUCTOR, INC. (ASI) AND OUR RELATIONSHIP WITH
ASI


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

     The acquisition of K1, K2 and K3 was accounted for as a purchase. Accordingly, the results of K1, K2 and K3 have been included in the accompanying consolidated financial statements since the date of acquisition. Goodwill and acquired intangibles as of the acquisition date were $555.8 million and prior to the adoption of SFAS No. 142 (see Note 5) were being amortized on a straight-line basis over a 10 year period. Acquired intangibles at the time of the acquisition included the value of acquired patent rights and of a workforce-in-place. The fair value of the assets acquired and liabilities assumed was approximately $394 million for fixed assets, $9 million for inventory and other assets, and $9 million for assumed liabilities.

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

                             AMKOR TECHNOLOGY, INC.

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

                             AMKOR TECHNOLOGY, INC.

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


                                                               FOR THE YEAR ENDED
                                                               DECEMBER 31, 2000
                                                              --------------------
                                                                 (IN THOUSANDS
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net revenues................................................       $2,019,922
Gross profit................................................          637,417
Operating income............................................          342,411
Income before income taxes, equity investment losses,
  minority interest and discontinued operations.............          191,629
Income from continuing operations...........................          156,166
Net income..................................................          172,518
Per share data:
  Basic income per common share:
     from continuing operations.............................             1.03
     from discontinued operations...........................             0.11
       Net income per common share..........................             1.14
  Diluted income per common share:
     from continuing operations.............................             1.00
     from discontinued operations...........................             0.10
       Net income per common share..........................             1.10
Depreciation expense........................................          283,171
Amortization of goodwill and acquired intangibles...........           81,607



     The pro forma adjustments exclude the effects of our investments in ASI. Had we included pro forma adjustments for the year ended December 31, 2000 related to our investments in ASI, pro forma net income would have been $144.5 million and pro forma earnings per share on a diluted basis would have been $0.90.


  FINANCIAL INFORMATION FOR ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI, reflecting ASI's packaging and test operations prior to May 2000 as discontinued operations within their results of operations. ASI's net income for the year ended December 31, 2000 includes

                             AMKOR TECHNOLOGY, INC.

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

                                                                  DECEMBER 31,
                                                              --------------------
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

  OUR RELATIONSHIP WITH ASI

     We have had a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H.S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically have had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. Beginning in May 2000 with our acquisition of K1, K2 and K3, we no longer receive packaging and test services from ASI. Under the former wafer fabrication services supply agreement which was consummated in January 1998, we had the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. Historically, we have had other relationships with ASI affiliated companies for financial services, construction services, materials and equipment. We believe each of these transactions was conducted on an arms-length basis in the ordinary course of business. In addition, ASI's former construction subsidiary is currently in reorganization and its affairs are managed by a number of creditor banks; all transactions between Amkor and this entity are subject to review and approval by these banks. Total purchases from ASI and its affiliates included in cost of revenue for the years ended December 31, 2002, 2001 and 2000 were $212.6 million, $161.6 million and $499.8 million. Additionally, financial services performed by ASI and its affiliates included in interest expense for the year ended December 31, 2000 was $1.6 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2002, 2001 and 2000 were $2.8 million, $14.7 million and $38.8 million, respectively.


9.  ACCOUNTS RECEIVABLE SALE AGREEMENT


     Effective July 1997 we entered into an agreement to sell receivables with certain banks. The transaction qualified as a sale under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial

                             AMKOR TECHNOLOGY, INC.

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


10.  INVENTORIES


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
                                                              =======   =======



11.  PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment consist of the following:


                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Land.......................................................  $    88,744   $    88,667
Buildings and improvements.................................      537,288       494,995
Machinery and equipment....................................    1,512,191     1,650,427
Furniture, fixtures and other equipment....................      121,727       117,947
Construction in progress...................................        1,707        63,782
                                                             -----------   -----------
                                                               2,261,657     2,415,818
Less -- Accumulated depreciation and amortization..........   (1,295,319)   (1,028,199)
                                                             -----------   -----------
                                                             $   966,338   $ 1,387,619
                                                             ===========   ===========



     As described in Note 4, we recorded in 2002 a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.



12.  ACQUIRED INTANGIBLES


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

                             AMKOR TECHNOLOGY, INC.

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



13.  INVESTMENTS


     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:


                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Equity investments under the equity method:
  ASI (ownership of 21% and 42% at December 31, 2002 and
     2001, respectively) (see Note 8).......................  $77,450   $377,947
  Other equity investments (20% -- 50% owned)...............    1,195        966
                                                              -------   --------
     Total equity investments...............................   78,645    378,913
Marketable securities classified as available for sale......    4,590      4,038
                                                              -------   --------
                                                              $83,235   $382,951
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


14.  ACCRUED EXPENSES


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

15.  DEBT


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


16.  STOCKHOLDERS' EQUITY


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


17.  EMPLOYEE BENEFIT PLANS


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

18.  INCOME TAXES


     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2002        2001        2000
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal.............................................  $(21,275)   $     --    $ 2,149
  State...............................................        --          --       (159)
  Foreign.............................................    14,371       3,331     28,550
                                                        --------    --------    -------
                                                          (6,904)      3,331     30,540
                                                        --------    --------    -------
Deferred:
  Federal.............................................    70,738     (87,077)    (6,869)
  Foreign.............................................     1,981       2,055     (1,386)
                                                        --------    --------    -------
                                                          72,719     (85,022)    (8,255)
                                                        --------    --------    -------
Total provision (benefit).............................    65,815     (81,691)    22,285
  Less: Discontinued operations.......................     5,132       2,922      7,923
                                                        --------    --------    -------
     Total provision (benefit) from continuing
       operations.....................................  $ 60,683    $(84,613)   $14,362
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
                                                     =========   =========   ========

                             AMKOR TECHNOLOGY, INC.

     The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 160,043   $103,340
  Capital loss carryover....................................     45,069         --
  Inventories...............................................      7,945     10,495
  Corporate income tax credits..............................      5,447      9,990
  Accounts receivable.......................................      3,605      3,248
  Property, plant and equipment.............................      3,594      1,103
  Goodwill..................................................      4,023      5,331
  Other accrued liabilities.................................      2,790        542
  Unrealized foreign exchange losses........................      1,054        257
  Loss on impairment/lease shutdown reserves................     11,890         --
  Other.....................................................      6,666      6,309
                                                              ---------   --------
Total deferred tax assets...................................    252,126    140,615
Valuation allowance.........................................   (196,442)   (13,722)
                                                              ---------   --------
Total deferred tax assets net of valuation allowance........     55,684    126,893
                                                              ---------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................      8,714      6,291
  Goodwill..................................................      6,146      9,218
  Unrealized foreign exchange gains.........................      2,203         88
  Other.....................................................      1,424      1,380
                                                              ---------   --------
Total deferred tax liabilities..............................     18,487     16,977
                                                              ---------   --------
Net deferred tax assets.....................................  $  37,197   $109,916
                                                              =========   ========

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


19.  EARNINGS PER SHARE


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


     Year 2000 basic and diluted per share amounts from continuing operations are calculated as follows:



                                                                    WEIGHTED
                                                    EARNINGS     AVERAGE SHARES   PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                   -----------   --------------   ---------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings per Share -- Year Ended December 31,
  2000
  Basic earnings per share from continuing
     operations..................................   $137,801        145,806         $0.95
  Impact of convertible notes....................      2,414          3,744
  Dilutive effect of options.....................         --          3,673
                                                    --------        -------         -----
  Diluted earnings per share from continuing
     operations..................................   $140,215        153,223         $0.91
                                                    ========        =======         =====



20.  STOCK COMPENSATION PLANS


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

                             AMKOR TECHNOLOGY, INC.

     A summary of the status of the stock option plans follows:

                                                         WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                            NUMBER OF     EXERCISE PRICE    GRANT DATE FAIR
                                              SHARES        PER SHARE            VALUES
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

     Significant option groups outstanding at December 31, 2002 and the related weighted average exercise price and remaining contractual life information are as follows:

                                              OUTSTANDING            EXERCISABLE
                                          --------------------   --------------------     WEIGHTED
                                                      WEIGHTED               WEIGHTED     AVERAGE
                                                      AVERAGE                AVERAGE     REMAINING
                                           SHARES      PRICE      SHARES      PRICE     LIFE (YEARS)
                                          ---------   --------   ---------   --------   ------------
Options with exercise price of:
  $ 1.61  - $ 3.22......................     75,000    $ 2.13           --    $   --        9.7
  $ 3.23  - $ 6.46......................    476,876    $ 5.51      356,286    $ 5.66        5.1
  $ 6.47  - $12.94......................  2,124,872    $10.34    2,006,802    $10.36        4.4
  $12.95  - $25.90......................  3,444,608    $14.24      720,965    $15.42        7.6
  $25.91  - $51.82......................    451,907    $42.47      352,416    $42.64        2.8
                                          ---------              ---------
Options outstanding at December 31,
  2002..................................  6,573,263              3,436,469
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

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
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


21.  FAIR VALUE OF FINANCIAL INSTRUMENTS


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


22.  COMMITMENTS AND CONTINGENCIES


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

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:


                                                               DECEMBER 31,
                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
2003........................................................     $  9,865
2004........................................................        7,757
2005........................................................        6,209
2006........................................................        7,036
2007........................................................        6,968
Thereafter..................................................       63,341
                                                                 --------
     Total (net of minimum sublease income of $7,585).......     $101,176
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

     In connection with the termination of AEI"s status as an S Corporation (see
Note 1, Receivable from Stockholder), in 1998 we indemnified and agreed to hold harmless the Kim family against any U.S. federal or state income tax liability resulting from the Kim family being required to include in income amounts in excess of the income shown to be reportable on the original tax returns filed, as they relate to the previously existing S Corporation. The carrying amount recorded for this indemnification as of December 31, 2002 is $15.0 million. It is reasonably possible that future payments may exceed amounts accrued. The maximum potential loss related to this indemnification is $23.3 million. No assets are held as collateral and no specific recourse provisions exist.

     As of December 31, 2002, we have outstanding $1.0 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.


23.  CUSTOMER CONCENTRATIONS AND GEOGRAPHIC INFORMATION



     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 14.7% and 16.3% of our consolidated net revenues for 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived 92.8%, 79.4% and 80.7% of our wafer fabrication revenues from Texas Instruments ("TI") for 2002, 2001 and 2000, respectively. Effective as of February 28, 2003, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.


     The following table presents net revenues by country based on the location of the customer:


                                                               NET REVENUES
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
United States....................................  $  443,489   $  449,766   $  932,964
Ireland..........................................      71,197       76,882      110,199
Japan............................................     322,774      286,919       58,911
Singapore........................................     150,737      151,304      327,602
Taiwan...........................................     108,620       72,930       74,023
Other foreign countries..........................     309,361      298,873      506,002
                                                   ----------   ----------   ----------
Consolidated.....................................  $1,406,178   $1,336,674   $2,009,701
                                                   ==========   ==========   ==========

                             AMKOR TECHNOLOGY, INC.

     The following table presents property, plant and equipment based on the location of the asset:


                                                      PROPERTY, PLANT AND EQUIPMENT
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
United States.....................................  $ 71,728   $   83,466   $   77,394
Philippines.......................................   281,089      471,302      579,619
Korea.............................................   484,938      698,448      813,983
Taiwan............................................    76,542       90,088           --
Japan.............................................    39,727       35,074          174
China.............................................    11,996        9,093           --
Other foreign countries...........................       318          148          383
                                                    --------   ----------   ----------
Consolidated......................................  $966,338   $1,387,619   $1,471,553
                                                    ========   ==========   ==========



     The following supplementary information presents net revenues allocated by product family.



                                                               NET REVENUES
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Traditional packages.............................  $  391,338   $  438,557   $  605,637
Advanced packages................................     915,067      790,495    1,286,289
Test.............................................      99,773      107,622      117,775
                                                   ----------   ----------   ----------
Consolidated.....................................  $1,406,178   $1,336,674   $2,009,701
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

                                          /s/  SYCIP GORRES VELAYO & CO.

Makati City, Philippines
March 19, 2002

                    AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                           BALANCE AT   ADDITIONS
                                           BEGINNING    CHARGED TO                         BALANCE AT
                                           OF PERIOD     EXPENSE     WRITE-OFFS   OTHER   END OF PERIOD
                                           ----------   ----------   ----------   -----   -------------
Year ended December 31, 2000:
  Allowance for doubtful accounts........    $2,443       $  (17)     $    --        --      $2,426
Year ended December 31, 2001:
  Allowance for doubtful accounts........    $2,426       $4,000      $(1,037)    1,453      $6,842
Year ended December 31, 2002:
  Allowance for doubtful accounts........    $6,842       $  500      $  (220)       --      $7,122


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


     The full board of directors considers all major decisions of our company. However, the board of directors has established a compensation committee, an audit committee and a nominating committee. Both the compensation committee and audit committee are chaired by an outside director.


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

ITEM 11.  EXECUTIVE COMPENSATION


     Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2002 by our Chief Executive Officer and the four employees representing the company's other most highly-compensated executive officers (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                     LONG-TERM
                                                                    COMPENSATION
                                             ANNUAL COMPENSATION     SECURITIES
                                            ---------------------    UNDERLYING       ALL OTHER
NAME                                 YEAR    SALARY     BONUS(1)     OPTIONS(2)    COMPENSATION(3)
----                                 ----   --------   ----------   ------------   ---------------
James J. Kim(4)....................  2002   $790,000   $       --     250,000         $  8,454
  Chief Executive Officer            2001   $790,000   $   79,000     250,000         $  8,173
  and Chairman                       2000   $783,800   $1,740,000     250,000         $  8,200
John N. Boruch(5)..................  2002   $580,000   $       --     225,000         $  9,326
  Chief Operating Officer and        2001   $580,000   $   58,000     175,000         $ 14,780
  President                          2000   $575,400   $  633,625     150,000         $ 15,400
Bruce J. Freyman(7)................  2002   $385,000   $       --     200,000         $  9,807
  Executive Vice President,          2001   $352,692   $   35,000     150,000         $  6,000
  Manufacturing and Product          2000   $326,923   $  301,813     150,000         $  6,000
  Operations
Kenneth T. Joyce(6)(7).............  2002   $235,000   $       --      70,000         $  8,286
  Executive Vice President and
     Chief                           2001   $235,000   $   23,500      40,000         $106,000
  Financial Officer                  2000   $231,200   $  218,500      40,000         $  6,000
Eric R. Larson(7)(8)...............  2002   $275,000   $       --      70,000         $ 15,609
  Executive Vice President,
     Corporate                       2001   $275,000   $   27,500      40,000         $  6,000
  Development and Wafer Fab          2000   $273,100   $  219,600      40,000         $  6,000


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

(5) All other compensation for Mr. Boruch includes a reimbursement for vehicle expenses and in 2001 and 2000 imputed loan interest.

(6) All other compensation for Mr. Joyce in 2001 includes a reimbursement for relocation costs.

(7) All other compensation for Messrs. Freyman, Joyce and Larson in 2002 includes a reimbursement for vehicle expenses.


(8) Mr. Larson ceased to be an executive officer of the Company in March 2003.

                          OPTION GRANTS IN FISCAL 2002

     The following table provides information concerning each grant of options to purchase our common stock made during 2002 to the Named Executive Officers.


                                        INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE VALUE
                              -------------------------------------                   MINUS EXERCISE PRICE AT
                              NUMBER OF     % OF TOTAL                                ASSUMED ANNUAL RATES OF
                              SECURITIES     OPTIONS      EXERCISE                 STOCK PRICE APPRECIATION FOR
                              UNDERLYING    GRANTED TO    PRICE PER                       OPTION TERM(2)
                               OPTIONS     EMPLOYEES IN     SHARE     EXPIRATION   -----------------------------
NAME                          GRANTED(1)   FISCAL YEAR     ($/SH)        DATE           5%              10%
----                          ----------   ------------   ---------   ----------   -------------   -------------
James J. Kim................  250,000(3)        6.3%       $13.00      2/22/12      $2,043,908      $5,179,663
  Chief Executive Officer
  and Chairman
John N. Boruch..............  225,000(3)        5.6%       $13.00      2/22/12      $1,839,517      $4,661,697
  Chief Operating Officer
  and President
Bruce J. Freyman............  200,000(3)        5.0%       $13.00      2/22/12      $1,635,126      $4,143,731
  Executive Vice President,
  Manufacturing and Product
  Operations
Kenneth T. Joyce............   70,000(3)       1.75%       $13.00      2/22/12      $  572,295      $1,450,306
  Executive Vice President
  and Chief Financial
  Officer
Eric R. Larson(4)...........   70,000(3)       1.75%       $13.00      2/22/12      $  572,295      $1,450,306
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


(4) Mr. Larson ceased to be an executive officer of the Company in March 2003.


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


                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED      DOLLAR VALUE OF UNEXERCISED
                                                           OPTIONS AT              IN-THE-MONEY OPTIONS AT
                            SHARES                    DECEMBER 31, 2002(1)          DECEMBER 31, 2002(2)
                           ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                      ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -----------   --------   -----------   -------------   -----------   -------------
James J. Kim............        --            --          --            --           --             --
  Chief Executive
  Officer and Chairman
John N. Boruch..........    50,000      $414,450     137,317        10,418           --             --
  Chief Operating
  Officer and President
Bruce Freyman...........        --            --     150,207         3,647           --             --
  Executive Vice
  President, Operations
Kenneth T. Joyce........        --            --      22,166           834           --             --
  Executive Vice
  President and Chief
  Financial Officer
Eric R. Larson(3).......        --            --     103,874         3,126           --             --
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


---------------

(2) None of the options held by the Named Executive Officers as of December 31, 2002 had an exercise price less than $4.76, the value of our common stock as of December 31, 2002 as reported by the Nasdaq Stock Market.


(3) Mr. Larson ceased to be an executive officer of the Company in March 2003.


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

     - each of our directors; and

     - the Named Executive Officers.

                                                              BENEFICIAL OWNERSHIP(A)
                                                              -----------------------
                                                              NUMBER OF    PERCENTAGE
NAME AND ADDRESS                                                SHARES     OWNERSHIP
----------------                                              ----------   ----------
James J. Kim Family Control Group(b)(m).....................  73,238,641      44.3%
  1345 Enterprise Drive
  West Chester, PA 19380
J. & W. Seligman & Co. Incorporated(c)......................   9,515,860       5.8%
  100 Park Avenue
  New York, New York 10017
Winston J. Churchill(d)(m)..................................      30,000         *
Thomas D. George(e).........................................      35,000         *
Gregory K. Hinckley(f)......................................      33,000         *
Dr. Juergen Knorr(m)........................................          --         *
John B. Neff(g).............................................     270,000         *
James W. Zug................................................       5,100         *
John N. Boruch(h)(m)........................................     168,595         *
Eric R. Larson(i)(m)........................................     113,369         *
Kenneth T. Joyce(j)(m)......................................      38,184         *
Bruce J. Freyman(k)(m)......................................     177,260         *
All directors and Named Executive Officers(l)...............  74,109,149      44.9

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


(i) Includes 106,374 shares issuable upon the exercise of stock options that are exercisable by Mr. Larson on or before April 30, 2003. Mr. Larson ceased to be an executive officer of the Company in March 2003.


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

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to the date of this report, Amkor carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a 14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules


     The financial statements and schedule filed as part of this Annual Report on Form 10-K/A are listed in the index under Item 8.


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

    10.6   Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October
           1, 1990.(1)
    10.7   Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated
           May 6, 1994.(1)
    10.8   Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6,
           1996.(1)
    10.9   Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993.(1)
    10.10  1998 Director Option Plan and form of agreement thereunder.(1)
    10.11  1998 Employee Stock Purchase Plan.(3)
    10.12  1998 Stock Option Plan for French Employees.(1)
    10.13  Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998.(2)
    10.14  Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10,
           2002(10)
    10.15  Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and
           Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002(10)
    10.16  Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu
           Corporation dated as of September 27, 2002(11)
    10.17  Business Transfer Agreement between Amkor Technology Limited, Anam Semiconductor, Inc., Anam USA, Inc. and
           the Registrant dated as of January 27, 2003(12)
    10.18  Assignment and Assumption Agreement between the Registrant, Anam Semiconductor, Inc. and Texas Instruments
           Incorporated dated as of February 28, 2003(12)
    12.1   Computation of Ratio of Earnings to Fixed Charges.
    21.1   List of Subsidiaries of the Registrant.(12)
    23.1   Consent of PricewaterhouseCoopers LLP.
    23.2   Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global
    23.3   Consent of Sycip Gorres Velayo & Co., a member firm of Arthur Andersen(13)
    23.4   Consent of Samil Accounting Corporation
    99.1   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on December 31, 1997 (File No. 333-37235).

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333 37235).

 (4) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333 49645).

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

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2001.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.


(12) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 2003.

(13) The financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., consolidated subsidiaries of the Registrant, for each of the two years in the period ended December 31, 2001, have been audited by the independent public accountants Sycip Gorres Velayo & Co., a member firm of Arthur Andersen, (referred to herein as Arthur Andersen). However, the Registrant has been unable to obtain the written consent of Arthur Andersen with respect to the incorporation by reference of such financial statements in the Registrant's Registration Statements on Form S-3 (File Nos. 333-39642 and 333-81334) and Form S-8 filings (File Nos. 333-62891, 333-63430, 333-76254, 333-86161, 333-100814
     and 333-104601) (collectively, the "Registration Statements". Therefore, the Registrant has dispensed with the requirement to file the written consent of Arthur Andersen in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the financial statements of the registrant for the aforementioned financial statements which are incorporated by reference in the Registration Statements.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed, on its behalf by the undersigned, thereunto duly authorized.


                                          AMKOR TECHNOLOGY, INC.

                                          By:       /s/ JAMES J. KIM

                                            ------------------------------------
                                                        James J. Kim
                                            Chairman and Chief Executive Officer


Date: June 25, 2003


                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Kenneth Joyce, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----
                        *
 ------------------------------------------------
                   James J. Kim                     Chief Executive Officer and Chairman   June 25, 2003


                        *
 ------------------------------------------------
                  John N. Boruch                           President and Director          June 25, 2003


                /s/ KENNETH JOYCE                         Chief Financial Officer
 ------------------------------------------------   (Principal Financial and Accounting
                  Kenneth Joyce                                   Officer)                 June 25, 2003


                        *
 ------------------------------------------------
               Winston J. Churchill                               Director                 June 25, 2003


                        *
 ------------------------------------------------
                 Thomas D. George                                 Director                 June 25, 2003

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----


                        *
 ------------------------------------------------
               Gregory K. Hinckley                                Director                 June 25, 2003


                        *
 ------------------------------------------------
                   John B. Neff                                   Director                 June 25, 2003


                        *
 ------------------------------------------------
                   Jurgen Knorr                                   Director                 June 25, 2003


                        *
 ------------------------------------------------
                   James W. Zug                                   Director                 June 25, 2003


 *By:               /s/ KENNETH JOYCE
        ------------------------------------------
                     Attorney-in-Fact

                          SECTION 302(a) CERTIFICATION

I, James J. Kim, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Amkor Technology, Inc.;


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

                                                   /s/ JAMES J. KIM
                                          --------------------------------------
                                          By:  James J. Kim
                                          Title: Chief Executive Officer


Date: June 25, 2003

                          SECTION 302(a) CERTIFICATION

I, Kenneth T. Joyce, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Amkor Technology, Inc.;


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


Date: June 25, 2003