Form 10-Q
period 2003-06-30
AMKOR TECHNOLOGY INC
filed 2003-08-14
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                  The number of outstanding shares of the registrant's Common Stock as of July 31, 2003 was 166,654,760.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                     --------------------------   --------------------------
                                                                        2003            2002         2003            2002
                                                                     ---------       ----------   ---------       ----------
                                                                            (UNAUDITED)                  (UNAUDITED)

Net revenues......................................................   $ 377,947       $ 350,471    $ 721,078       $ 639,426
Cost of revenues..................................................     303,686         344,026      600,248         652,504
                                                                     ---------       ---------    ---------       ---------
Gross profit (loss)...............................................      74,261           6,445      120,830         (13,078)
                                                                     ---------       ---------    ---------       ---------
Operating expenses:
      Selling, general and administrative.........................      44,261          46,981       86,805          92,521
      Research and development....................................       6,130           8,769       12,618          16,913
      Loss (gain) on disposal of fixed assets, net................        (791)          1,438         (722)          3,112
      Amortization of acquired intangibles........................       2,038           1,743        4,068           2,995
      Special charges.............................................          --         268,166           --         268,166
                                                                     ---------       ---------    ---------       ---------
            Total operating expenses..............................      51,638         327,097      102,769         383,707
                                                                     ---------       ---------    ---------       ---------
Operating income (loss)...........................................      22,623        (320,652)      18,061        (396,785)
                                                                     ---------       ---------    ---------       ---------
Other expense (income):
      Interest expense, net.......................................      47,386          37,434       83,248          73,619
      Foreign currency loss (gain)................................         737             704         (188)          2,702
      Other expense (income), net.................................      19,832            (509)      21,061          (1,007)
                                                                     ---------       ---------    ---------       ---------
            Total other expense...................................      67,955          37,629      104,121          75,314
                                                                     ---------       ---------    ---------       ---------
Loss before income taxes, equity investment losses,
      minority interest and discontinued operations                    (45,332)       (358,281)     (86,060)       (472,099)
Equity investment losses (gains) (see Note 12)....................          73         (53,071)      (3,555)       (151,741)
Minority interest loss............................................        (475)           (908)        (326)         (2,661)
                                                                     ---------       ---------    ---------       ---------
Loss from continuing operations before income taxes...............     (45,734)       (412,260)     (89,941)       (626,501)
                                                                     ---------       ----------   ---------       ----------
Income tax provision (benefit)....................................       5,013         (26,709)         836         (50,813)
                                                                     ---------       ---------    ---------       ---------
Loss from continuing operations...................................     (50,747)       (385,551)     (90,777)       (575,688)
                                                                     ---------       ---------    ---------       ---------
Discontinued operations (see Note 3):
Income from wafer fabrication services
   business, net of tax...........................................          --           2,023        3,047           4,352
Gain on sale of wafer fabrication services
   business, net of tax...........................................          --              --       51,519              --
                                                                     ---------       ---------    ---------       ---------
Income from discontinued operations...............................          --           2,023       54,566           4,352
                                                                     ---------       ---------    ---------       ---------
Net loss..........................................................   $ (50,747)      $(383,528)   $ (36,211)      $(571,336)
                                                                     =========       =========    =========       =========
Per Share Data:
Basic and diluted loss per common share from
   continuing operations..........................................   $   (0.31)      $   (2.34)   $   (0.55)      $   (3.52)
Basic and diluted income per common share from
   discontinued operations........................................          --            0.01         0.33            0.03
                                                                     ---------       ---------    ---------       ---------
Basic and diluted net loss per common share.......................   $   (0.31)      $   (2.33)   $   (0.22)      $   (3.49)
                                                                     =========       =========    =========       =========

Shares used in computing basic and diluted
   net loss per common share......................................     165,852         164,281      165,504         163,529
                                                                     =========       =========    =========       =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
                                                                                   (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents.................................................  $   346,304     $   311,249
      Accounts receivable:
            Trade, net of allowance of $6,931 in 2003 and $7,122 in 2002........      240,421         234,056
            Due from affiliates.................................................          136             298
            Other...............................................................        5,369           8,234
      Inventories...............................................................       77,397          72,121
      Other current assets......................................................       61,586          48,661
                                                                                  -----------     -----------
                  Total current assets..........................................      731,213         674,619
                                                                                  -----------     -----------
Property, plant and equipment, net..............................................      942,087         966,338
                                                                                  -----------     -----------
Investments.....................................................................       72,238          83,235
                                                                                  -----------     -----------
Other assets:
      Due from affiliates.......................................................       19,852          20,852
      Goodwill..................................................................      628,322         628,099
      Acquired intangibles......................................................       41,099          45,033
      Other.....................................................................       88,162         114,178
      Assets of discontinued operations (see Note 3)............................          307          25,630
                                                                                  -----------     -----------
                                                                                      777,742         833,792
                                                                                  -----------     -----------
                  Total assets..................................................  $ 2,523,280     $ 2,557,984
                                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft............................................................  $     6,740     $     4,633
      Short-term borrowings and current portion of long-term debt...............       49,118          71,023
      Trade accounts payable....................................................      181,238         180,999
      Due to affiliates.........................................................        3,810          70,243
      Accrued expenses..........................................................      172,425         184,223
                                                                                  -----------     -----------
                  Total current liabilities.....................................      413,331         511,121
Long-term debt..................................................................    1,814,811       1,737,690
Other noncurrent liabilities....................................................       71,389          67,661
                                                                                  -----------     -----------
                  Total liabilities.............................................    2,299,531       2,316,472
                                                                                  -----------     -----------

Minority interest...............................................................       10,471          10,145
                                                                                  -----------     -----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000 shares authorized
            designated Series A, none issued....................................           --              --
      Common stock, $0.001 par value, 500,000 shares authorized
            issued and outstanding of 166,249 in 2003 and 165,156 in 2002.......          167             166
      Additional paid-in capital................................................    1,174,334       1,170,227
      Accumulated deficit.......................................................     (969,945)       (933,734)
      Receivable from stockholders..............................................       (2,887)         (2,887)
      Accumulated other comprehensive income (loss).............................       11,609          (2,405)
                                                                                  -----------     -----------
                  Total stockholders' equity....................................      213,278         231,367
                                                                                  -----------     -----------
                  Total liabilities and stockholders' equity....................  $ 2,523,280     $ 2,557,984
                                                                                  ===========     ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                       ACCUMULATED
                                                                                                                          OTHER
                                                                                                        RECEIVABLE    COMPREHENSIVE
                                                         COMMON STOCK        PAID-IN      ACCUMULATED      FROM           INCOME
                                                      SHARES      AMOUNT     CAPITAL        DEFICIT    STOCKHOLDERS       (LOSS)
                                                      ------      ------     -------        -------    ------------       ------
Balance at December 31, 2001......................   161,782      $ 162    $ 1,123,541    $ (106,975)    $ (3,276)      $ (4,735)
   Net loss.......................................        --         --             --      (571,336)          --             --
   Unrealized loss on investments,
      net of tax..................................        --         --             --            --           --             (6)
   Cumulative translation adjustment..............        --         --             --            --           --          8,431

   Comprehensive loss.............................

   Issuance of stock for acquisitions............      1,827          2         35,200            --           --             --
   Issuance of stock through employee
      stock purchase plan and stock options.......       880          1          9,480            --           --             --
                                                     -------      -----    -----------    ----------     --------       --------
Balance at June 30, 2002..........................   164,489      $ 165    $ 1,168,221    $ (678,311)    $ (3,276)      $  3,690
                                                     =======      =====    ===========    ==========     ========       ========

Balance at December 31, 2002......................   165,156      $ 166    $ 1,170,227    $ (933,734)    $ (2,887)      $ (2,405)
   Net loss.......................................        --         --             --       (36,211)          --             --
   Unrealized gain on investments,
      net of tax..................................        --         --             --            --           --         12,956
   Cumulative translation adjustment..............        --         --             --            --           --          1,058

   Comprehensive income...........................

   Issuance of stock through employee
      stock purchase plan and stock options.......     1,093          1          4,107            --           --             --
                                                     -------      -----    -----------    ----------     --------       --------
Balance at June 30, 2003..........................   166,249      $ 167    $ 1,174,334    $ (969,945)    $ (2,887)      $ 11,609
                                                     =======      =====    ===========    ==========     ========       ========

                                                                     COMPREHENSIVE
                                                                         INCOME
                                                           TOTAL         (LOSS)
                                                           -----         ------
Balance at December 31, 2001......................     $ 1,008,717
   Net loss.......................................        (571,336)   $ (571,336)
   Unrealized loss on investments,
      net of tax..................................              (6)           (6)
   Cumulative translation adjustment..............           8,431         8,431
                                                                      ----------
   Comprehensive loss.............................                    $ (562,911)
                                                                      ==========
   Issuance of stock for acquisitions............           35,202
   Issuance of stock through employee
      stock purchase plan and stock options.......           9,481
                                                       -----------
Balance at June 30, 2002..........................     $   490,489
                                                       ===========

Balance at December 31, 2002......................     $   231,367
   Net loss.......................................         (36,211)   $  (36,211)
   Unrealized gain on investments,
      net of tax..................................          12,956        12,956
   Cumulative translation adjustment..............           1,058         1,058
                                                                      ----------
   Comprehensive income...........................                    $  (22,197)
                                                                      ==========
   Issuance of stock through employee
      stock purchase plan and stock options.......           4,108
                                                       -----------
Balance at June 30, 2003..........................     $   213,278
                                                       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                         ---------------------------
                                                                                                            2003            2002
                                                                                                         -----------     -----------
                                                                                                                 (UNAUDITED)
Cash flows from continuing operating activities:

   Loss from continuing operations....................................................................   $  (90,777)     $ (575,688)
      Adjustments to reconcile loss from continuing operations
      to net cash provided by operating activities--
      Depreciation and amortization...................................................................      112,700         188,060
      Special charges.................................................................................           --         268,166
      Amortization of deferred debt issuance costs....................................................       12,896           4,115
      Provision for accounts receivable...............................................................           --            (186)
      Provision for excess and obsolete inventory.....................................................        2,657          (2,245)
      Deferred income taxes...........................................................................          762         (42,509)
      Equity in loss of investees.....................................................................        3,555          12,205
      Loss on impairment of equity investment.........................................................           --         139,536
      Loss on available for sale investment...........................................................          884              --
      Loss (gain) on disposal of fixed assets, net....................................................         (722)          3,112
      Loss on derivative instruments..................................................................        1,224              --
      Debt redemption premium payment.................................................................       19,656              --
      Minority interest...............................................................................          326           2,661
   Changes in assets and liabilities excluding effects of acquisitions--
      Accounts receivable.............................................................................       (6,039)        (29,341)
      Other receivables...............................................................................        2,865            (283)
      Inventories.....................................................................................       (7,880)         (3,215)
      Due to/from affiliates, net.....................................................................         (782)            391
      Other current assets............................................................................          888          (3,500)
      Other non-current assets........................................................................        5,787           2,800
      Accounts payable................................................................................          (64)         23,180
      Accrued expenses................................................................................       (9,975)          8,664
      Other long-term liabilities.....................................................................        6,147           5,449
                                                                                                         ----------      ----------
         Net cash provided by operating activities....................................................       54,108           1,372
                                                                                                         ----------      ----------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment.........................................................      (84,581)        (51,299)
   Acquisitions, net of cash acquired.................................................................           --         (10,797)
   Proceeds from the sale of property, plant and equipment............................................        1,695           1,243
   Proceeds from the sale (purchase) of investments, net..............................................       18,317            (132)
                                                                                                         ----------      ----------
         Net cash used in investing activities........................................................      (64,569)        (60,985)
                                                                                                         ----------      ----------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings............................................        2,107           3,438
   Net proceeds from issuance of long-term debt.......................................................      585,013              --
   Payments of long-term debt, including redemption premium payment...................................     (559,766)         (9,740)
   Proceeds from issuance of stock through employee stock
      purchase plan and stock options.................................................................        4,108           9,481
                                                                                                         ----------      ----------
         Net cash provided by financing activities....................................................       31,462           3,179
                                                                                                         ----------      ----------
Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations....          481           2,459
                                                                                                         ----------      ----------
Cash flows from discontinued operations:
   Net cash provided by operating activities..........................................................       11,161          16,551
   Net cash provided by (used in) investing activities................................................        2,412             (24)
   Net cash used in financing activities..............................................................           --            (671)
                                                                                                         ----------      ----------
         Net cash provided by discontinued operations.................................................       13,573          15,856
                                                                                                         ----------      ----------

Net increase (decrease) in cash and cash equivalents..................................................       35,055         (38,119)
Cash and cash equivalents, beginning of period........................................................      311,249         200,057
                                                                                                         ----------      ----------
Cash and cash equivalents, end of period..............................................................   $  346,304      $  161,938
                                                                                                         ==========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

      Interest........................................................................................   $   75,764      $   71,516
      Income taxes....................................................................................   $    4,523      $    2,700

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         Basis of Presentation. The consolidated financial statements and related disclosures as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2002 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

         Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders, stock price volatility and economic uncertainty resulting from terrorist activities.

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

         We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. The assets and liabilities of these Philippine realty corporations are not currently consolidated within our financial statements. As of June 30, 2003, the combined book value of the assets and liabilities associated with these Philippine realty corporations were $22.6 million and $24.6 million, respectively. Our maximum exposure related to these variable interest entities is limited by our investments and loans to these entities of $23.5 million at June 30, 2003.

         In addition to our interests in the Philippine realty corporations, we are currently reviewing our interest in Acqutek Semiconductor & Technology, Ltd. ("Acqutek"), which existed prior to February 1, 2003, to determine whether this entity would be a variable interest entity. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. Total revenues and net loss of Acqutek for the six months ended June 30, 2003 were $7.3 million and $0.3 million, respectively. Acqutek's total assets and liabilities as of June 30, 2003 were $31.4 million and $12.7 million, respectively. The financial information of Acqutek is unaudited and is based on generally accepted accounting principles in the Republic of Korea. Our maximum exposure is limited to our investment in Acqutek of $1.0 million (see Note 12).

         In January 2003, the Emerging Issues Task Force issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position and results of operations.

2.       STOCK COMPENSATION

         We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock based plans. No compensation expense has been recognized related to our employee stock based plans. If compensation costs for our stock based plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net loss and loss per share would have been increased.

         The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                    --------------------------   ------------------------
                                                       2003            2002         2003          2002
                                                    ----------     -----------   ----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
   Net loss, as reported..........................  $ (50,747)     $ (383,528)   $ (36,211)   $ (571,336)
   Deduct: Total stock-based employee
      compensation determined under fair value
      based method................................      7,066          10,588       14,325        20,662
                                                    ---------      ----------    ---------    ----------
Pro forma net loss                                  $ (57,813)     $ (394,116)   $ (50,536)   $ (591,998)
                                                    =========      ==========    =========    ==========

Loss per share:
   Basic and diluted:
      As reported.................................  $   (0.31)     $    (2.33)   $   (0.22)   $    (3.49)
      Pro forma...................................  $   (0.35)     $    (2.40)   $   (0.31)   $    (3.62)

         For the pro forma net loss, there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses in 2003 and 2002 and our recognition of a valuation allowance against the associated net operating loss carryforwards.

         On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated. On June 16, 2003, we granted 6,978,563 shares of our common stock under the 1998 Plan and 35,000 shares of our common stock under the Director's Plan for the options tendered by eligible employees and members of our board of directors and accepted by our company. For options that were previously granted under the 1998 French Plan and were surrendered pursuant to this program, we granted an additional 248,200 replacement options under the 1998 Plan. We have issued new option grants equal to the same number of shares surrendered by the employees. The exercise price of the new options was $10.79, which was equal to the fair market value of our stock price on the date of grant. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.

3.       DISCONTINUED OPERATIONS

         On February 28, 2003, we sold our wafer fabrication services business to Anam Semiconductor, Inc. ("ASI"). Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, during the first quarter of 2003 we recorded $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

A summary of the results from discontinued operations for the six months ended June 30, 2003 and 2002 are as follows:

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     ------------------------
                                                                                        2003          2002
                                                                                     ---------     ---------
                                                                                           (IN THOUSANDS)
Net sales........................................................................     $ 34,636     $ 120,099
Gross profit.....................................................................        3,451        11,988
Operating income.................................................................        3,455         7,215
Gain on sale of wafer fabrication services business..............................       58,600            --
Other (income) expense...........................................................          (11)           41
Tax expense ($7.1 million associated with gain on sale of the business in 2003)..        7,500         2,822
Net income from discontinued operations..........................................       54,566         4,352

A summary of the assets of our discontinued operations are as follows:

                                                                           JUNE 30,     DECEMBER 31,
                                                                             2003           2002
                                                                           --------     ------------
                                                                                 (IN THOUSANDS)
Accounts receivable.....................................................    $ 307         $ 23,025
Property, plant and equipment, net of accumulated depreciation of
     $8.4 million at December 31, 2002..................................       --            2,605
                                                                            -----         --------
                                                                            $ 307         $ 25,630
                                                                            =====         ========

4.       SPECIAL CHARGES

         Special charges consist of the following:

                                                        FOR THE THREE AND
                                                        SIX MONTHS ENDED
                                                            JUNE 2002
                                                        -----------------
                                                          (IN THOUSANDS)
Impairment of long-lived assets (Note 6)............        $  190,266
Impairment of goodwill (Note 5).....................            73,080
Lease termination and other exit costs (Note 14)....             4,820
                                                            ----------
                                                            $  268,166
                                                            ==========

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

         We adopted SFAS No. 142 as of January 1, 2002 and we reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally at adoption of SFAS No. 142, we stopped amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI previously accounted for under the equity method of accounting.

         As of the adoption date of the standard, we reassessed the useful lives of our identified intangibles and found them to be appropriate. Goodwill and other intangible assets were attributable to two reporting units, packaging and test services. Goodwill was allocated to each reporting unit proportionate to the acquired packaging and test assets. We completed the initial impairment test during the second quarter of 2002. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows.

         SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances, including when a significant adverse change in the business climate occurs and when long-lived assets are tested for recoverability. Our test services assets and several packaging services assets remained at low utilization rates during the second quarter of 2002 and as of such date, were no longer expected to reach previously anticipated utilization levels. As discussed in Note 6, we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units in 2002. The determination of fair value was based on projected cash flows. During the second quarter of 2003, we performed our annual review of goodwill for impairment. Based on our review, we concluded that goodwill, as of June 30, 2003, was not impaired.

The changes in the carrying value of goodwill by reporting unit are as follows:

                                    PACKAGING      TEST
                                    SERVICES     SERVICES     TOTAL
                                    ---------    --------   ---------
                                              (IN THOUSANDS)
Balance as of January 1, 2003...    $ 628,099   $      --   $ 628,099
Translation adjustments.........          223          --         223
                                    ---------   ---------   ---------
Balance as of June 30, 2003.....    $ 628,322   $      --   $ 628,322
                                    =========   =========   =========

Balance as of January 1, 2002...    $ 586,344   $  72,786   $ 659,130
Goodwill acquired...............       35,202          --      35,202
Goodwill impairment.............           --     (73,080)    (73,080)
Translation adjustments.........        2,501         294       2,795
                                    ---------   ---------   ---------
Balance as of June 30, 2002.....    $ 624,047   $      --   $ 624,047
                                    =========   =========   =========

6.       SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
         ASSETS

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

         Although significant recovery was noted in our packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and as of such date, were no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. During the second quarter of 2002, we recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of June 30, 2003, we have disposed of $6.7 million of these assets. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value during the second quarter of 2002. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows.

7.       ACQUISITIONS IN JAPAN AND TAIWAN

         In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($11.7 million based on the spot exchange rate at June 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

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

         In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.4 million based on the spot exchange rate at June 30, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

8.       OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

         At January 1, 2002, we owned 47.7 million shares, or 42%, of ASI voting common stock. Accordingly, we accounted for this investment under the equity method of accounting and evaluated our investments for impairment due to declines in market value that were considered other than temporary. In the event of a determination that a decline in market value was other than temporary, a charge to earnings was recorded for the unrealized loss, and a new cost basis in the investment was established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to market value.

         As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business (see Note 3), we entered into a series of transactions beginning in the second half of 2002:

         - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.1 million at a spot exchange rate as of June 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu

                  Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

         - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI (see Note 12) for $1.9 million; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million; and
                  (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

         - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62.0 million (see
                  Note 3). Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

         Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value.

         On March 24, 2003, we sold an additional 7 million shares of ASI common stock to a financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximated the carrying value of those shares. This sale reduced our ownership to 19.7 million shares, or 16% of ASI's voting stock and accordingly, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale (see Note 12). We now adjust our investment in ASI to fair value each period, with the resulting gain or loss recorded through other comprehensive income (loss). In the event of an other than temporary decline in ASI stock price, we will reflect a charge in our consolidated statement of income. During the six months ended June 30, 2003, we recorded an unrealized gain of $11.9 million on our investment in ASI through other comprehensive income (loss).

         As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that was indexed to ASI's share price with a strike price of $1.97 per share. For the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

Financial Information for ASI

         The following summary of consolidated financial information was derived from the consolidated financial statements of ASI. As discussed above, on March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. Accordingly, summary consolidated financial information related to ASI is only presented for the periods in which ASI was accounted for as an equity investment.

                                                  FOR THE THREE MONTHS   FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                     ENDED MARCH 31,        ENDED JUNE 30,         ENDED JUNE 30,
                                                          2003                   2002                   2002
                                                  --------------------   --------------------   ------------------
                                                                            (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues....................................      $  48,019                $ 54,741              $ 109,899
Gross loss......................................        (15,155)                (15,626)               (40,057)
Net loss........................................        (20,613)                (24,334)               (29,172)

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2003            2002
                                                                                    ---------     ------------
                                                                                         (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits...............................    $  46,600      $  65,891
Current assets..................................................................      126,597        167,145
Property, plant and equipment, net..............................................      448,178        482,028
Noncurrent assets (including property, plant and equipment).....................      638,070        622,487
Current liabilities.............................................................      119,483        111,409
Total debt and other long-term financing (including current portion)............      144,656        150,607
Noncurrent liabilities (including debt and other long-term financing)...........      105,963        119,493
Total stockholders' equity......................................................      539,221        558,730

9.       INVENTORIES

         Inventories, net of reserves for excess and obsolete inventory of $21.0 million and $20.2 million at June 30, 2003 and December 31, 2002, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                  JUNE 30,   DECEMBER 31,
                                                    2003        2002
                                                  --------   ------------
                                                     (IN THOUSANDS)
Raw materials and purchased components.........   $ 64,124     $ 61,806
Work-in-process................................     13,273       10,315
                                                  --------     --------
                                                  $ 77,397     $ 72,121
                                                  ========     ========

10.      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2003           2002
                                                               ------------   ------------
                                                                     (IN THOUSANDS)
Land.........................................................  $     87,743   $    88,744
Buildings and improvements...................................       538,193       537,288
Machinery and equipment......................................     1,566,286     1,512,191
Furniture, fixtures and other equipment......................       125,175       121,727
Construction in progress.....................................         5,053         1,707
                                                               ------------   -----------
                                                                  2,322,450     2,261,657

Less--Accumulated depreciation and amortization..............    (1,380,363)   (1,295,319)
                                                               ------------   -----------
                                                               $    942,087   $   966,338
                                                               ============   ===========

11.      ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                          JUNE 30,   DECEMBER 31,
                                            2003        2002
                                         ----------  -----------
                                              (IN THOUSANDS)
Patents and technology rights.......     $  62,146   $  61,994
Less--Accumulated amortization......       (21,047)    (16,961)
                                         ---------   ---------
                                         $  41,099   $  45,033
                                         =========   =========

         Amortization expense was $2.1 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense was $4.1 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively. The estimated annual amortization expense for each of the next five years ending on December 31 is $8.0 million. The weighted average amortization period for the patents and technology rights is 8 years.

12.      INVESTMENTS

         Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                        JUNE 30,   DECEMBER 31,
                                                                          2003         2002
                                                                       ---------   ------------
                                                                            (IN THOUSANDS)
Marketable securities classified as available for sale:
    ASI (ownership of 16% and 21% at June 30, 2003
      and December 31, 2002, respectively) (see Note 8)............    $  66,070     $ 77,450
    Other marketable securities classified as available for sale...        4,741        4,590
                                                                       ---------     --------
      Total marketable securities..................................       70,811       82,040
Equity investments (20% - 50% owned)...............................        1,427        1,195
                                                                       ---------     --------
                                                                       $  72,238     $ 83,235
                                                                       =========     ========

         Our investment in ASI is classified as available for sale in the table above. ASI was previously accounted for as an equity investment through March 24, 2003 (see Note 8).

         Included in other marketable securities classified as available for sale is our investment in Acqutek. Total purchases from Acqutek included in cost of revenue for the three months ended June 30, 2003 and 2002 were $3.2 million and $3.9 million, respectively. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2003 and 2002 were $6.7 million and $6.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

         Acqutek is publicly traded on the Korean Stock Exchange and as of June 30, 2003, had been trading at a price below our book value for greater than six months. During the second quarter of 2003, we recorded a $0.9 million charge to earnings to reflect the decline in market value of Acqutek which was considered to be other than temporary, and a new cost basis of $1.0 million in our investment in Acqutek was established.

         Equity investment losses (gains), as recorded in our consolidated statements of income, are comprised of the following:

                                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                   --------------------------   ------------------------
                                                      2003           2002          2003          2002
                                                   ---------     ------------   ----------   ------------
                                                         (UNAUDITED)                   (UNAUDITED)
Equity in loss of investees..................      $      73     $   (10,111)   $  (3,555)   $   (12,205)
Loss on impairment of equity investment......             --         (42,960)          --       (139,536)
                                                   ---------     -----------    ---------    -----------
                                                   $      73     $   (53,071)   $  (3,555)   $  (151,741)
                                                   =========     ===========    =========    ===========

13.      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                          JUNE 30,    DECEMBER 31,
                                            2003          2002
                                       ------------   ------------
                                              (IN THOUSANDS)
Accrued income taxes...............    $     51,616    $  48,787
Accrued interest...................          30,574       32,690
Accrued payroll....................          28,972       29,295
Other accrued expenses.............          61,263       73,451
                                       ------------    ---------
                                       $    172,425    $ 184,223
                                       ============    =========

14.      RESTRUCTURING RESERVES

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

         The 2002 charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We completed the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $5.0 million and $6.1 million remains outstanding as of June 30, 2003 and December 31, 2002, respectively, and is reflected in accrued expenses. The outstanding liability is principally future lease payments of which $2.8 million is expected be paid during the remainder of 2003. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the first and second quarter of 2003, the restructuring reserve was reduced by $1.0 million for cash expenditures.

15.      DEBT

         Following is a summary of short-term borrowings and long-term debt:

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             2003           2002
                                                                                         -----------    -----------
                                                                                                (IN THOUSANDS)
Old senior credit facilities:
     Term B loans, LIBOR plus 4% due September 2005..................................    $        --    $    97,118
     $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005........             --             --
New senior secured credit facilities:
     Term loan, LIBOR plus 4% due January 2006.......................................        169,575             --
     $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005.......             --             --
9.25% Senior notes due May 2006......................................................             --        425,000
9.25% Senior notes due February 2008.................................................        498,000        500,000
7.75% Senior notes due May 2013......................................................        425,000             --
10.5% Senior subordinated notes due May 2009.........................................        200,000        200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share...................................................        250,000        250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share...................................................        258,750        258,750
Other debt...........................................................................         62,604         77,845
                                                                                         -----------    -----------
                                                                                           1,863,929      1,808,713
Less--Short-term borrowings and current portion of long-term debt                            (49,118)       (71,023)
                                                                                          ----------    -----------
                                                                                         $ 1,814,811    $ 1,737,690
                                                                                         ===========   ============

         Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $3.7 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively, in the accompanying consolidated statements of income. Interest expense related to short-term borrowings and long term debt is presented net of interest income of $1.9 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively, in the accompanying consolidated statements of income.

         On April 22, 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. The term loan principal repayments are due $1.3 million, $1.7 million, $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. This new credit facility replaces the existing $196.9 million secured credit facility, which includes a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the $96.9 million term loan outstanding under the existing credit facility and for general corporate purposes. In connection with the redemption of our term loan, we recorded a charge of $2.4 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs.

         In May 2003, we sold $425.0 million of 7.75% senior notes due May 2013. We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid to redeem these notes, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs.

         In connection with the May 2003 offering of the $425 million senior notes due 2013 ("original notes"), we entered into a registration rights agreement with the initial purchasers of the original notes in which we agreed to use commercially reasonable efforts to commence an exchange offer for the original notes within 210 days of their issuance. In the exchange offer, the original note holders are entitled to exchange their original notes for exchange notes ("exchange notes"), with substantially identical terms as the original notes. The terms of the exchange notes are identical in all material respects to those of the original notes except the exchange notes will not be subject to transfer restrictions and holders of the exchange notes, with limited exceptions, will have no registration rights. We will issue registered exchange notes on or promptly after the expiration of the exchange offer. In July 2003, we filed a Form S-4 Registration Statement with the Securities and

Exchange Commission to effect this exchange offer.

         Other debt as of June 30, 2003 and 2002 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of June 30, 2003, the foreign debt had interest rates ranging from 1.0% to 5.7%. These debt instruments do not include significant financial covenants.

16.      EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and six months ended June 30, 2003 and 2002, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of June 30, 2003, the total number of potentially dilutive securities outstanding was 16.8 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of June 30, 2002, the total number of potentially dilutive securities outstanding was 15.1 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively.

17.      COMMITMENTS AND CONTINGENCIES

Indemnifications and Guarantees

         In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We have adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about our indemnifications and guarantees are provided below.

         We have indemnified members of our board of directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The indemnities are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain Directors and Officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at June 30, 2003. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

         In connection with the termination of AEI's status as an S Corporation, in 1998 we indemnified and agreed to hold harmless James Kim, our Chairman and Chief Executive Officer, and members of his family, against any U.S. federal or state income tax liability resulting from such persons being required to include in income amounts in excess of the income shown to be reportable on the original tax returns filed, as they relate to the previously existing S Corporation. The carrying amount recorded for this indemnification as of June 30, 2003 is $15.0 million. While it is reasonably possible that future payments may exceed amounts accrued, we may record a tax benefit during the third quarter of 2003 to reduce our tax accruals based on the evaluation of taxes that could result from related examinations. The maximum potential loss related to this indemnification is $23.3 million. No assets are held as collateral and no specific recourse provisions exist.

         As of June 30, 2003, we have outstanding $0.9 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

         We provide a ninety day warranty on our services. Our warranty activity has historically been immaterial and is expected to continue to be immaterial in the foreseeable future.

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

         Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound. We have declined the demand for indemnity. This customer has subsequently obtained court approval to include us as a defendant in a previously existing lawsuit against the manufacturer of the epoxy mold compound.

         We were also recently sued with a complaint filed by Maxim Integrated Products, Inc. seeking damages for the use of defective mold compound. This case is pending in the Superior Court of California, Santa Clara County. We have not yet responded to this complaint but expect to fully deny all liability and may assert cross-claims against Sumitomo Bakelite Co., Ltd., which was also named by Maxim as a defendant.

         In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite Co., Ltd., should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite Co., Ltd. if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2003 and 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

COMPANY OVERVIEW

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

         The semiconductors that we package and test for our customers ultimately become components in electric systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Atmel Corporation, Infineon Technologies AG, Intel Corporation, Mediatek Inc., Philips Electronics N.V., R.F. Microdevices, ST Microelectronics PTE, Sony Semiconductor Corporation, Toshiba Corporation and Xilinx, Inc. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

OUR EXPECTATIONS REGARDING FUTURE BUSINESS CONDITIONS

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

         Increased outsourcing of packaging and test services in the semiconductor industry has been the primary factor for our historical growth in revenues. We expect this trend to continue into the foreseeable future as we believe technological advances are driving our customers to outsource more of their packaging requirements.

         We currently expect packaging and test revenue for the third quarter of 2003 to be around 8% to 10% higher than packaging and test revenues for the second quarter of 2003. We expect that third quarter of 2003 gross margin will be around 21% to 24%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. In addition, during the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. We are working to find means to mitigate these costs increases including identifying additional vendors. To the extend that we are not successful, gross margins will be negatively impacted. Excluding the impact of our acquisition in Japan, average selling prices for 2002 declined 16% as compared to average selling prices in 2001. This decline in average selling prices significantly impacted our gross margins in 2002. Average selling prices have declined 2.2% during the first six months of 2003 and, accordingly, the related impact to our revenues and gross margins has diminished in comparison to 2002.

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

         As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

         - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.1 million at a spot exchange rate as of June 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

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

         - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62.0 million. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

         As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that was indexed to ASI's share price with a strike price of $1.97 per share. For the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

         In consideration of the transactions discussed above, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, during the first quarter of 2003 we reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

         In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the three months ended June 30, 2003 and 2002 were $3.2 million and $3.9 million, respectively. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2003 and 2002 were $6.7 million and $6.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

         Acqutek is publicly traded on the Korean Stock Exchange and as of June 30, 2003, had been trading at a price below our book value for greater than six months. During the second quarter of 2003, we recorded a $0.9 million charge to earnings to reflect the decline in market value of Acqutek which was considered to be other than temporary, and a new cost basis of $1.0 million in our investment in Acqutek was established.

Special Charges

         During the second quarter of 2002, we recorded $268.2 million of special charges. Special charges were comprised of:

                                                   FOR THE THREE AND
                                                       SIX MONTHS
                                                     ENDED JUNE 30,
                                                          2002
                                                   -----------------
                                                     (IN THOUSANDS)
Impairment of long-lived assets..............          $ 190,266
Impairment of goodwill.......................             73,080
Lease termination and other exit costs.......              4,820
                                                       ---------
                                                       $ 268,166
                                                       =========

         Although significant recovery was noted in our packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. During the second quarter of 2002, we recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of June 30, 2003, we have disposed of $6.7 million of these assets. Additionally we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value during the second quarter of 2002. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows.

         SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances, including when a significant adverse change in the business climate occurs and when long-lived assets are tested for recoverability. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows. During the second quarter of 2003, we performed our annual review of goodwill for impairment. Based on our review, we concluded that goodwill, as of June 30, 2003, was not impaired.

         During the second quarter of 2002, we consolidated some of our U.S. office locations and closed our San Jose test facility. Test development is now centralized in our primary test development center in Wichita, Kansas. These activities were designed to reduce expenses and enhance operational efficiencies. In connection with these activities we recognized $4.8 million in lease cancellation costs and other facility exit expenses during the second quarter of 2002.

Change in Depreciation

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

Our 2002 Acquisitions

         In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($11.7 million based on the spot exchange rate at June 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

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

Our Venture with Toshiba Corporation

         As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.4 million based on the spot exchange rate at June 30, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

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

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                --------------------------   ------------------------
                                                    2003          2002          2003          2002
                                                -----------    -----------   -----------    ---------
                                                       (UNAUDITED)                   (UNAUDITED)

Net revenues..................................     100.0%         100.0%       100.0%         100.0%
Gross profit (loss)...........................      19.6            1.8         16.8           (2.0)
Operating income (loss).......................       6.0          (91.5)         2.5          (62.1)
Loss before income taxes, equity investment
      losses, minority interest and
      discontinued operations.................     (12.0)        (102.2)       (11.9)         (73.8)
Loss from continuing operations...............     (13.4)        (110.0)       (12.6)         (90.0)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Net Revenues. Packaging and test net revenues increased 7.8% to $377.9 million in the three months ended June 30, 2003 from $350.5 million in the three months ended June 30, 2002.

         The increase in packaging and test net revenues for the three months ended June 30, 2003, excluding the impact of our acquisitions in Japan, was principally attributed to a 10.8% increase in overall unit volumes as compared to the same period a year ago. This overall unit volume increase was driven by a 21.0% increase in advanced leadframe and laminate packages as a result of a broad-based increase in demand partially offset by a 1.0% decrease in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the three months ended June 30, 2003 increased $2.5 million compared to the three months ended June 30, 2002, driven by increased volumes, partially offset by the impact of the May 26, 2003 earthquake in northern Japan.

         Gross Profit. Gross profit increased $67.8 million, to a gross profit of $74.3 million in the three months ended June 30, 2003 from a gross profit of $6.4 million in the three months ended June 30, 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin.

         Gross margins, as a percentage of sales, increased to 19.6% in the three months ended June 30, 2003 from 1.8% in the three months ended June 30, 2002. The improvement of 17.8% is principally a result of the following:

- 12.0% is attributable to increases in the gross margins in our factories in Korea and the Philippines due to a reduction of $36.9 million in depreciation costs, increased capacity utilization as a result of increased unit volumes and cost savings initiatives. Approximately $16.0 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $16.0 million was the result of a change in the estimated useful lives of certain assembly equipment effective in the fourth quarter of 2002.

- Material cost savings contributed approximately 3.0% to the increase in gross margins.

- Our operations in Taiwan and China contributed approximately 2.8% to the increase in gross margin primarily attributable to increased capacity utilization as a result of increased unit volumes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million, or 5.8%, to $44.3 million, or 11.7% of net revenues, in the three months ended June 30, 2003 from $47.0 million, or 13.4% of net revenues, in the three months ended June 30, 2002. The decrease in these costs was primarily due to our corporate cost reduction initiatives.

         Research and Development. Research and development expenses decreased $2.6 million to $6.1 million, or 1.6% of net revenues, in the three months ended June 30, 2003 from $8.8 million, or 2.5% of net revenues, in the three months ended June 30, 2002. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of leading-edge technologies. Such technologies include 3D and stacked die packaging, System-in-Package, MicroLeadframe(TM) technology, micro-electromechanical system ("MEMS"), memory and I/O cards, Flip Chip interconnection solutions, camera modules and nanotechnologies.

         Other Expense (Income). Other expenses, net increased $ 30.3 million, to $68.0 million, or 18.0% of net revenues, in the three months ended June 30, 2003 from $37.6 million, or 10.7% of net revenues, in the three months ended June 30, 2002. The increase in other expenses was primarily the result of $30.5 million of debt retirement costs incurred during the second quarter in connection with our new $200 million senior secured credit facility and our $425.0 million senior notes. The debt retirement costs were comprised of $19.7 million of redemption premium payments included in other expense (income), and $10.8 million of costs included in interest expense primarily related to unamortized deferred debt issuance costs.

         Equity Investment Losses (Gains). Our earnings included our share of gains in our equity affiliates in the three months ended June 30, 2003 of $0.1 million compared to a $10.1 million loss in the three months ended June 30, 2002. On March 24, 2003, we divested an additional 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

         Also, during the three months ended June 30, 2002, we recorded a $43.0 million impairment charge to our consolidated statement of income to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on June 30, 2002.

         Income Taxes. During the second quarter of 2003, we recorded a $5.0 million tax provision from continuing operations, all related to foreign tax.

         We will resume the recognition of deferred tax assets upon returning to profitability. We anticipate recognizing approximately $3.0 million per quarter in foreign tax expense for the remainder of 2003. As of June 30, 2003, we had U.S. net operating losses totaling $425.0 million expiring between 2021 and 2022. Additionally, as of June 30, 2003, we had $50 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Net Revenues. Net revenues increased $81.7 million, or 12.8%, to $721.1 million in the six months ended June 30, 2003 from $639.4 million in the six months ended June 30, 2002.

         Overall unit volumes, excluding the impact of our acquisitions in Japan, increased 13.7% which was driven by a 27.2% increase for advanced leadframe and laminate packages partially offset by a 1.4% decrease in our traditional leadframe business. The revenues of our Japanese acquisition, Amkor Iwate, for the six months ended June 30, 2003 increased $13.7 million compared to the six month ended June 30, 2002, driven by increased volumes, partially offset by the impact of the May 26, 2003 earthquake in northern Japan. Our acquisitions in Taiwan and expansion into China increased $27.4 million in net revenues for the six months ended June 30, 2003.

         Gross Profit (Loss). Gross profit increased $ 133.9 million to a gross profit of $120.8 million in the six months ended June 30, 2003 from a gross loss of $13.1 million in the six months ended June 30, 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin.

         Gross margins as a percentage of net revenues increased 18.8% to 16.8% in the six months ended June 30, 2003 as compared to (2.0)% in the six months ended June 30, 2002 principally as a result of the following:

    - Gross margins in our factories in Korea and the Philippines increased 14.3% due to a reduction of $70.0 million in depreciation costs, increased capacity utilization as a result of increased unit volumes and cost savings initiatives. Approximately $35.0 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $32.0 million was the result of a change in the estimated useful lives of certain assembly equipment effective in the fourth quarter of 2002.

    - Material cost savings that contributed approximately 3.5% to the increase in gross margins.

    - Our operations in Taiwan and China contributed approximately 3.2% to the increase in gross margin primarily attributable to increased capacity utilization as a result of unit volumes.

The positive impacts on gross margins were partially offset by:

    - Average selling price erosion across our product lines caused an estimated 2.2% decline in gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.7 million, or 6.2%, to $86.8 million, or 12.0% of net revenues, in the six months ended June 30, 2003 from $92.5 million, or 14.5% of net revenues, in the six months ended June 30, 2002. The decrease in these costs was principally due to:

    - Decreased costs of $4.2 million principally related to our U.S. based administrative overhead cost reduction initiatives, and

    - Decreased administrative overhead of $1.6 million in our facilities, primarily in Korea and Taiwan, as a result of our cost reduction initiatives in the first and second quarters of 2002.

         Research and Development. Research and development expenses decreased $4.3 million to $12.6 million, or 1.7% of net revenues, in the six months ended June 30, 2003 from $16.9 million, or 2.6% of net revenues, in the six months ended June 30, 2002. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of leading-edge technologies. Such technologies include 3D and stacked die packaging, System-in-Package, MicroLeadframe(TM) technology, micro-electromechanical system ("MEMS"), memory and I/O cards, Flip Chip interconnection solutions, camera modules and nanotechnologies.

         Other (Income) Expense. Other expenses, net increased $28.8 million, to $104.1 million, or 14.4% of net revenues, in the six months ended June 30, 2003 from $75.3 million, or 11.8% of net revenues, in the six months ended June 30, 2002. The net increase in other expenses was primarily the result of $30.5 million of debt retirement costs incurred during the second quarter in connection with our new $200 million senior secured credit facility and our $425.0 million senior notes. The debt retirement costs were comprised of $19.7 million of redemption premium payments included in other expense (income), and $10.8 million of costs included in interest expense primarily related to unamortized deferred debt issuance costs.

         Equity Investment Losses. Our earnings included our share of losses in our equity affiliates, principally ASI, in the six months ended June 30, 2003 of $3.6 million compared to $12.2 million in the six months ended June 30, 2002. On March 24, 2003, we divested an additional 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

         Also, during the three months ended March 31, 2002, we recorded a $96.6 million impairment charge to reduce the carrying value of our investment in ASI to ASI's market value based on its closing share price on March 31, 2002. During the three months ended June 30, 2002, we recorded an impairment charge of $43.0 million to reduce the carrying value of our investment in ASI to its fair value of $4.74 per share based on negotiations with a third party to acquire a portion of our interest in ASI. These negotiations culminated into the signing of an agreement on July 10, 2002.

         Income Taxes. During the six months ended 2003, we recorded a $0.9 million tax provision from continuing operations. This reflects foreign tax expense of $8.4 million, net of a $7.5 million current tax benefit related to the loss from continuing operations. This $7.5 million tax benefit is offset by $7.5 million of current tax expense in discontinued operations.

         We will resume the recognition of deferred tax assets when we return to profitability. We anticipate recognizing approximately $3.0 million per quarter in foreign tax expense for the remainder of 2003. As of June 30, 2003, we had U.S. net operating losses totaling $425.0 million expiring between 2021 and 2022. Additionally, as of June 30, 2003, we had $50 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

RESULTS OF DISCONTINUED OPERATIONS

         On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, during the first quarter of 2003 we reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Semiconductor industry analysts have forecasted significant growth in the semiconductor industry in 2003 and 2004. The third calendar quarter is typically a seasonally higher quarter for Amkor as compared to the second quarter. On the basis of customers' forecasts, we currently expect packaging and test revenue for the third quarter of 2003 to be around 8% to 10% higher than packaging and test revenues for the second quarter of 2003. We expect that gross margin will be around 21% to 24% in the third quarter of 2003.

         As a result of our improved operating performance, net cash provided by continuing operating activities for the six months ended June 30, 2003 increased to $54.1 million from $1.4 million for the six months ended June 30, 2002. Net cash used in investing activities from continuing operations during the six months ended June 2003 and 2002 was $64.6 million and $61.0 million, respectively. Net cash provided by financing activities from continuing operations during the six months ended June 2003 and 2002 was $31.5 million and $3.2 million. In addition, cash provided by discontinued operations during the six months ended June 30, 2003 and 2002 were $13.6 million and $15.9 million, respectively. Our cash and cash equivalents balance as of June 30, 2003 was $346.3 million. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

         We entered into a new $200.0 million senior secured credit facility, in April 2003, consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. The term loan principal repayments are due $1.3 million, $1.7 million and $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. This new credit facility replaced the existing $196.9 million senior secured credit facility, which included a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the previously existing $96.9 million term loan outstanding and for general corporate purposes.

         In May 2003, we sold $425.0 million of 7.75% senior notes due May 2013. We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid to redeem these notes, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs.

         In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of June 30, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.

         We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2003, we had total debt of $1,863.9 million debt. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the six months ended June 30, 2003, interest expense payable in cash was $70.4 million.

         We received board of director approval to purchase up to $150.0 million of the 9.25% senior notes due 2008, and we are actively purchasing these notes in the open market. As of August 14, 2003, we have purchased $29.5 million of the 9.25% senior notes due 2008 for which we will recognize a loss on the retirement of debt of approximately $1.7 million in the third quarter of 2003.

         We expect to spend up to $150.0 million in capital expenditures in 2003, focused on fine pitch wirebonders, testers and related equipment in response to strengthening demand for advanced assembly and test solutions. During the six months ended 2003 and 2002, we made capital expenditures of $84.6 million and $51.3 million, respectively.

         In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million on the date of payment. We are withholding payment of 1.4 billion yen ($11.7 million based on the spot exchange rate at June 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns 40% of the outstanding shares, which shares we are required to purchase by January 2004. The share purchase price will be determined based on the historical performance of the joint venture, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.4 million based on the spot exchange rate at June 30, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

         As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

         - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.1 million at a spot exchange rate as of June 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

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

         - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62.0 million. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

         As part of the sale of 7 million shares of ASI common stock, we purchased a nondeliverable call option for $6.8 million that expired December 2003 and was indexed to ASI's share price with a strike price of $1.97 per share. For the period ended March 31, 2003, we recorded a charge of $2.2 million in order to adjust the nondeliverable call option to its fair value. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

         In consideration of the transactions discussed above, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, during the first quarter of 2003 we reflected $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

         We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service, working capital and other cash requirements for at least the next twelve months. We may require capital sooner than currently expected. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us.

         In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the three months ended June 30, 2003 and 2002 were $3.2 million and $3.9 million, respectively. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2003 and 2002 were $6.7 million and $6.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

         Acqutek is publicly traded on the Korean Stock Exchange and as of June 30, 2003, had been trading at a price below our book value for greater than six months. During the second quarter of 2003, we recorded a $0.9 million charge to earnings to reflect the decline in market value of Acqutek which was considered to be other than temporary, and a new cost basis of $1.0 million in our investment in Acqutek was established.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

         Revenue Recognition and Risk of Loss. Revenues from packaging semiconductors and performing test services are recognized upon shipment or completion of the services. We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Prior to the sales of our wafer fabrication services business on February 28, 2003, we recorded wafer fabrication services revenues upon shipment of completed wafers. Such policies are consistent with provisions in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

         Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect. As of June 30, 2003 and 2002, the accrual for current taxes and estimated additional taxes was $51.6 million and $46.9 million, respectively. While it is reasonably possible that future payments may exceed amounts accrued, we may record a tax benefit during the third quarter of 2003 to reduce our tax accruals based on the evaluation of taxes that could result from related examinations. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

         Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter of 2002 that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. We will resume the recognition of deferred tax assets when we return to profitability. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation. As of June 30, 2003, we had U.S. net operating losses totaling $425.0 million expiring between 2021 and 2022. Additionally, as of June 30, 2003, we had $50.0 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

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

         Although significant recovery was noted in most of our packaging services during the second quarter of 2002, our test services assets and several packaging services assets remained at low utilization rates relative to our projections, and are no longer expected to reach previously anticipated utilization levels. In addition, during the second quarter of 2002, we experienced a significant decline in our market capitalization. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets that could be sold and a detailed update of our operating and cash flow projections. As a result of this analysis, we identified $19.8 million of test and packaging fixed assets to be disposed. During the second quarter of 2002, we recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. Additionally, we tested for impairment our long-lived test assets that are held and used, including intangible assets that we are amortizing, and certain packaging fixed assets that are held and used. For the test and packaging assets that are held and used, we recognized a $171.6 million impairment charge to reduce the carrying value of those assets to fair value during the second quarter of 2002. An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill as of January 1, 2002, and then on an annual basis or between annual tests in certain circumstances, including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. Since we tested our long-lived assets for recoverability as of June 30, 2002, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows discounted at a rate commensurate with the risk involved. During the second quarter of 2003, we performed our annual review of goodwill for impairment. Based on our review, we concluded that goodwill, as of June 30, 2003, was not impaired.

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

         In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Our investment in Acqutek is classified as a marketable security that is available for sale. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. Total purchases from Acqutek included in cost of revenue for the three months ended June 30, 2003 and 2002 were $3.2 million and $3.9 million, respectively. Total purchases from Acqutek included in cost of revenue for the six months ended June 30, 2003 and 2002 were $6.7 million and $6.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

         Acqutek is publicly traded on the Korean Stock Exchange and as of June 30, 2003, had been trading at a price below our book value for greater than six months. During the second quarter of 2003, we recorded a $0.9 million charge to earnings to reflect the decline in market value of Acqutek which was considered to be other than temporary and a new cost basis of $1.0 million in our investment in Acqutek was established.

         Valuation of Inventory. In general we order raw materials based on customers' forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production, and accordingly, if we believe that it is probable that we will not be able to recover such costs we will adjust our reserve estimate. Additionally, our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

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

         This report contains forward-looking statements regarding our expected performance that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

DEPENDENCE ON THE HIGHLY CYCLICAL SEMICONDUCTOR AND ELECTRONIC PRODUCTS INDUSTRIES -- WE OPERATE IN VOLATILE INDUSTRIES, AND INDUSTRY DOWNTURNS HARM OUR PERFORMANCE.

         Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business. Although we experienced significant recovery in most of our packaging services during 2002 and the first half of 2003, there continues to be significant uncertainty throughout the industry related to market demand which is hindering visibility throughout the supply chain. That lack of visibility makes it difficult to forecast whether the recovery we are experiencing will be sustained. If industry conditions do not continue to improve, we could continue to sustain significant losses which could materially impact our business including our liquidity.

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

         -    environmental events and earthquakes, and

         -    intellectual property transactions and disputes.

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

         Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three and six months ended June 30, 2003, as compared to the comparable prior year periods, the decline in average selling prices did not significantly impact our gross margins. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of June 30, 2003, total debt was $1,863.9 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

         In January 2004 we are required to purchase the 40% of the outstanding shares of Amkor Iwate which are currently owned by Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.3 million to $33.4 million based on the spot exchange rate at June 30, 2003).

         We were required to pay Citizen Watch Co., Ltd. 1.7 billion Japanese yen in deferred purchase price and other contingent payments in connection with our purchase of the semiconductor packaging business of Citizen Watch Co., Ltd. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($11.7 million based on the spot exchange rate at June 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition.

         In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of June 30, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:

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

INVESTMENT IN ASI -- OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY DECREASES IN THE PRICE OF ASI'S COMMON STOCK.

         At June 30, 2002 we owned 19.7 million shares, or 16%, of ASI's voting stock. We currently account for our investment in ASI as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value. In addition, in the event of a decline in the market value of the ASI stock that is not temporary, we will be required to record a charge to earnings for the unrealized loss, and a new cost basis for the stock will be established.

         In connection with our sale of ASI shares to Dongbu in September 2002, Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the past and incumbent chairman, directors and officers of ASI, including James Kim, our CEO and chairman, and members of his family, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

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

         The impacts of major health concerns, such as Severe Acute Respiratory Syndrome ("SARS"), could also adversely affect our business by disrupting customer order patterns, reducing demand for our products in Asia, disrupting the production and shipping capabilities of our manufacturing facilities, which are located mostly in Asia, and disrupting the production and shipping capabilities of our suppliers, which are also heavily concentrated in Asia, which could result in increased supply chain costs.

DIFFICULTIES INTEGRATING ACQUISITIONS -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR GEOGRAPHIC EXPANSION.

         As a result of our geographic expansion we have experienced, and may continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own manufacturing, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions and expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. We cannot assure you that we will continue to be successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

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

         During the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. We are working to find means to mitigate these cost increases, including indentifying additional vendors. To the extent that we are not successful, gross margins will be negatively impacted.

INCREASED LITIGATION INCIDENT TO OUR BUSINESS -- OUR BUSINESS MAY SUFFER AS A RESULT OF OUR INVOLVEMENT IN VARIOUS LAWSUITS.

         We may from time to time become involved in various lawsuits and legal proceedings which are incidental to the conduct of our business. Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound. We have declined the demand for indemnity. This customer has subsequently obtained court approval to include us as a defendant in a previously existing lawsuit against the manufacturer of the epoxy mold compound.

         We were also recently sued with a complaint filed by Maxim Integrated Products, Inc. seeking damages for the use of defective mold compound. This case is pending in the Superior Court of California, Santa Clara County. We have not yet responded to this complaint but expect to fully deny all liability and may assert cross-claims against Sumitomo Bakelite Co., Ltd., which was also named by Maxim as a defendant.

         In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite Co., Ltd. should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite Co., Ltd. if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

RAPID TECHNOLOGICAL CHANGE -- OUR BUSINESS WILL SUFFER IF WE CANNOT KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY.

         The complexity and breadth of semiconductor packaging and test services are rapidly changing. As a result, we expect that we will need to offer more advanced package designs in order to respond to competitive industry conditions and customer requirements. Our success depends upon our ability to develop and implement new manufacturing processes and package design technologies. The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types that could adversely affect our ability to meet customer orders.

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

COMPETITION -- WE COMPETE AGAINST ESTABLISHED COMPETITORS IN THE PACKAGING AND TEST BUSINESS.

         The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are current or potential customers. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

         As of June 30, 2003, we held 243 U.S. patents and had 199 pending patents. In addition to the U.S. patents, we held 728 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

         We may need to enforce our patents or other intellectual property rights or to defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes a valid claim against us, we could be required to:

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

         As of June 30, 2003, Mr. James Kim and members of his family beneficially owned approximately 44.0% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

         We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates.

Foreign Currency Risks

         Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, and Taiwanese dollars. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our use of derivatives instruments including forward exchange contracts has been insignificant in the first half of 2003, and throughout 2002 and 2001, and it is expected our use of derivative instruments will continue to be minimal.

         The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at June 30, 2003, a 20% decrease in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a increase of approximately $1.8 million in peso-based net liabilities. Based on the portfolio of peso-based assets and liabilities at December 31, 2002, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $0.5 million, in peso-based net assets.

         The won-based financial instruments primarily consist of cash, non-trade receivables, investments, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of won-based assets and liabilities at June 30, 2003 and December 31 2002, a 20% increase in the Korean won to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $19.1 million and $10.3 million, respectively, in won-based net assets.

         The Taiwanese dollar-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll taxes, debt and other expenses. Based on the portfolio of Taiwanese dollar-based assets and liabilities at June 30, 2003, a 20% decrease in the Taiwanese dollar to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $4.0 million in Taiwanese dollar-based net liabilities. Based on the portfolio of Taiwanese dollar-based assets and liabilities at December 31, 2002, a 20% increase in the Taiwanese dollar to U.S. dollar spot exchange rate as of the balance sheet date would result in a decrease of approximately $1.8 million in Taiwanese dollar-based net assets.

         The yen-based financial instruments primarily consist of cash, trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes, debt and other expenses. Our exposure to the yen is principally as a result of our 2001 acquisition of Amkor Iwate Corporation and our 2002 acquisition of a semiconductor packaging business of Citizen Watch Co., Ltd. Based on the portfolio of yen-based assets and liabilities at June 30, 2003 and December 31, 2002, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $7.1 million and $15.5 million, respectively, in yen-based net liabilities.

Interest Rate Risks

         We are exposed to interest rate risk with respect to our long-term debt. As of June 30, 2003, we had a total of $1,863.9 million of debt of which 88% was fixed rate debt and 12% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included a term loan and a $30.0 million revolving line of credit of which no amounts were drawn as of June 30, 2003. The fixed rate debts consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2002 we had a total of $1,808.9 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

         The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2003.

                                          YEAR ENDING DECEMBER 31,
                          -------------------------------------------------------
                                                                                                                          FAIR
                            2003       2004      2005        2006         2007         THEREAFTER         TOTAL           VALUE
                          --------   -------   ---------   ---------    ---------     ------------    -------------    -----------
Long-term debt:
  Fixed rate debt         $  7,728   $ 1,164   $     402   $ 250,030    $ 258,750     $ 1,123,000       $ 1,641,074    $ 1,566,435
  Average interest rate        4.0%      4.0%        4.0%        5.7%         5.0%            8.9%              7.8%

  Variable rate debt      $ 39,846   $ 5,186   $ 131,068   $  44,542    $     804     $     1,409       $   222,855    $   222,855
  Average interest rate        1.8%      4.5%        5.1%        5.0%         2.8%            2.9%              4.4%

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

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Amkor carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter, our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

         (b) There were no significant changes in our company's internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, Amkor's control over financial reporting.

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

         Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. More recently, we have been drawn into two additional actions related to this epoxy mold compound. In March, 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. On May 1, 2003, we received a demand letter from another customer requesting indemnification for damages resulting from allegedly defective epoxy mold compound. We have declined the demand for indemnity. This customer has subsequently obtained court approval to include us as a defendant in a previously existing lawsuit against the manufacturer of the epoxy mold compound.

         We were also recently sued with a complaint filed by Maxim Integrated Products, Inc. seeking damages for the use of defective mold compound. This case is pending in the Superior Court of California, Santa Clara County. We have not yet responded to this complaint but expect to fully deny all liability and may assert cross-claims against Sumitomo Bakelite Co., Ltd., which was also named by Maxim as a defendant.

         In the case of each of these matters, all of which are at an early stage, we believe we have meritorious defenses and valid third party claims against Sumitomo Bakelite Co., Ltd., should the epoxy mold compound be found to be defective. However, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite Co., Ltd. if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future.

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

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT
-------                        ----------------------
  4.1        Registration Rights Agreement, dated as of May 8, 2003, between Amkor
             Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank
             Securities, Inc. and J.P. Morgan Securities, Inc. (filed as exhibit 4.2 to Amkor's Registration Statement on Form S-4 filed on July 10, 2003 and incorporated herein by reference).

  12.1       Computation of Ratio of Earnings to Fixed Charges

  31.1       Certification of James J. Kim, Chief Executive Officer of Amkor
             Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities
             Exchange Act of 1934.

  31.2       Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor
             Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities
             Exchange Act of 1934.

  32         Certification of Chief Executive Officer and Chief Financial Officer
             Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

         We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended June 30, 2003:

         Current Report on Form 8-K dated April 23, 2003 (filed April 23, 2003) related to the completion of our $200.0 million refinancing.

         Current Report on Form 8-K dated April 29, 2003 (filed April 29, 2003) related to a press release dated April 29, 2003 announcing our financial results for the quarter ended March 31, 2003.

         Current Report on Form 8-K dated April 30, 2003 (filed May 6, 2003) related to the intent to sell $425.0 million principal amount of senior notes due 2013.

         Amendment No. 1 to Current Report on Form 8-K/A dated April 30, 2003 (filed May 21, 2003).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

                                         By:/s/ KENNETH T. JOYCE
                                            -----------------------------------
                                         Kenneth T. Joyce
                                         Chief Financial Officer
                                         (Principal Financial, Chief Accounting
                                         Officer and Duly Authorized Officer)

Date:  August 14, 2003