Form 10-K/A
period 2002-12-31
AMKOR TECHNOLOGY INC
filed 2003-10-17
CIK 1047127

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

Documents Incorporated by Reference: None.


      EXPLANATORY NOTE: The purpose of this Form 10-K/A No. 2 is to amend the Form 10-K/A No. 1 filed June 25, 2003. We have made changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) and to the Notes to Consolidated Financial Statements. In order to preserve the nature and character of the disclosures set forth in our 10-K/A No. 1 as originally filed, no attempt has been made in this amendment to modify or update such disclosures. As a result, this 10-K/A contains forward looking information which has not been updated for events subsequent to March 27, 2003, the date of our original 2003 10-K, and we direct you to our SEC filings filed subsequent to March 27, 2003 for additional information.


================================================================================

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I ...........................................................................................         3
     Item 1.    Business..........................................................................         3
     Item 2.    Properties........................................................................        14
     Item 3.    Legal Proceedings.................................................................        15
     Item 4.    Submission of Matters to a Vote of Security Holders...............................        17

PART II...........................................................................................        17
     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............        17
     Item 6.    Selected Financial Data...........................................................        19
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................        21
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................        46
     Item 8.    Financial Statements and Supplementary Data.......................................        46
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure........................................................................        82

PART III..........................................................................................        82
     Item 10.   Directors, Executive Officers and Control Persons; Compliance with Section 16(a)
                of the Exchange Act...............................................................        82
     Item 11.   Executive Compensation............................................................        85
     Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters...............................................................        89
     Item 13.   Certain Relationships and Related Transactions....................................        91

PART IV...........................................................................................        93
     Item 14.   Controls and Procedures...........................................................        93
     Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................        93


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

      The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                        2002                     2001                     2000
                                                        ----                     ----                     ----
                                                                            (DOLLARS IN MILLIONS)
Traditional packages.......................       $  391       27.8%      $  439        32.8%      $  606       30.1%
Advanced packages..........................          915       65.1          790        59.1        1,286       64.0
Test.......................................          100        7.1          108         8.1          118        5.9
                                                  ------      ------      ------      ------       ------     ------
   Total packaging and test net revenues...       $1,406      100.0%      $1,337       100.0%      $2,010      100.0%
                                                  ======      =====       ======      ======       ======     ======

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

AMI Semiconductor, Inc.
Adaptec, Inc.
Advanced Micro Devices, Inc.
Agere Technologies, Inc.
Agilent Technologies
Altera Corporation
American Micro Systems, Inc.
Analog Devices, Inc.
Atmel Corporation
Austria Mikro Systeme
Cirrus Logic
Conexant Systems Inc.
Cypress Semiconductor
ESS Technology Inc.
Fairchild Semiconductor Corporation
Fujitsu Limited
Infineon Technologies AG
Integrated Circuit Systems, Inc.
Integrated Device Technology, Inc.
Intel Corporation
International Business Machines Corporation
International Rectifier
Intersil Corporation
Lattice Semiconductor Corporation
LSI Logic Corporation
Macronix International Corporation
Maxim Integrated Circuits
Mediatek Inc.
Melexis N.V.
Microchip Technology Inc.
Motorola, Inc.
National Semiconductor Corporation
NEC Corporation Ltd.
Omachi Fuji Co., LTD
ON Semiconductor
PMC - Sierra Inc.
Philips Electronics
R.F Micro Devices
Robert Bosch GmbH
Samsung Electronics Corporation, LTD
Sanyo Electric Co., LTD
Silicon Laboratories Inc.
Skyworks Solutions, Inc.
Sony Semiconductor Corporation
ST Microelectronics PTE
Standard Microsystems
Texas Instruments, Inc.
Toshiba Corporation
Xilinx, Inc.
Zilog Electronics

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

                                                      APPROXIMATE
                                                     FACTORY SIZE
LOCATION                                             (SQUARE FEET)                      SERVICES
Our Factories
Korea

Seoul, Korea (K1)................................       670,000       Packaging services
                                                                      Package and process development
Bucheon, Korea (K2) (1)..........................       271,000       Packaging services
Pupyong, Korea (K3)..............................       428,000       Packaging and test services
Kwangju, Korea (K4)..............................       885,000       Packaging and test services

Philippines

Muntinlupa, Philippines (P1) (2).................       602,000       Packaging and test services
                                                                      Packaging and process development
Muntinlupa, Philippines (P2) (2).................       112,000       Packaging services
Province of Laguna, Philippines (P3) (2).........       406,000       Packaging and test services
Province of Laguna, Philippines (P4)(2)..........       200,000       Test services

Taiwan

Lung Tan, Taiwan.................................       246,000       Packaging and test services

China

Shanghai, China (3)..............................       145,000       Packaging and test services

Japan

Kitakami, Japan (3)..............................       147,000       Packaging and test services

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

Amkor Technology, Inc. v. Motorola, Inc.

      On August 16, 2002, Amkor filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor is seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and `278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an Immunity Agreement dated June 30, 1993 between Amkor and Motorola (the "Immunity Agreement").

      Amkor and Motorola have recently resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement will be dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the `133 and `278 Patents remain pending, with a trial date currently scheduled for Fall 2003.

      Amkor believes it will prevail on the merits in this case. Moreover, should it be determined that the License Agreement or Citizen's interest in the `133 and `278 Patents were not successfully transferred to Amkor, Amkor believes it has recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact on Amkor.

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

                                        High           Low
                                        ----           ---
2002
    First Quarter...............       $22.31         $13.00
    Second Quarter..............        24.25           3.90
    Third Quarter...............         6.10           1.20
    Fourth Quarter..............         7.47           1.61

2001
    First Quarter...............       $23.63         $14.63
    Second Quarter..............        25.00          14.88
    Third Quarter...............        22.48          10.52
    Fourth Quarter..............        18.02           9.42

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

EQUITY COMPENSATION PLANS

         The following table summarizes our equity compensation plans as of December 31, 2002, all of which have been approved by our stockholders:

                                                                                                                 (C)
                                                                   (A)                                  NUMBER OF SECURITIES
                                                                NUMBER OF                                REMAINING AVAILABLE
                                                             SECURITIES TO BE          (B)               FOR FUTURE ISSUANCE
                                                               ISSUED UPON       WEIGHTED-AVERAGE           UNDER EQUITY
                                                               EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLAN
                                                               OUTSTANDING          OUTSTANDING         (EXCLUDING SECURITIES
                                                                 OPTIONS              OPTIONS         REFLECTED IN COLUMN (A))
                                                                 -------              -------         ------------------------
Equity compensation plans approved by stockholders........      6,573,263              $14.15               10,614,998(1)-(4)

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

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                       2002             2001             2000             1999             1998
                                                    -----------      -----------      -----------      -----------      -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net revenues .................................   $ 1,406,178      $ 1,336,674      $ 2,009,701      $ 1,617,235      $ 1,452,285
   Cost of revenues .............................     1,310,563        1,284,423        1,442,320        1,297,358        1,208,806
                                                    -----------      -----------      -----------      -----------      -----------
   Gross profit .................................        95,615           52,251          567,381          319,877          243,479
                                                    -----------      -----------      -----------      -----------      -----------
   Operating expenses:
     Selling, general and administrative ........       179,888          191,136          179,143          133,053          109,312
     Research and development ...................        31,189           38,786           26,057           11,436            8,251
     Loss on disposal of fixed assets, net ......         2,496           14,515            1,355            1,805            1,837
     Amortization of goodwill and other
       acquired intangibles (a) .................         6,992           84,962           63,080           17,105            1,454
     Special charges (b) ........................       291,970               --               --               --               --
                                                    -----------      -----------      -----------      -----------      -----------
          Total operating expenses ..............       512,535          329,399          269,635          163,399          120,854
                                                    -----------      -----------      -----------      -----------      -----------
   Operating income (loss) ......................      (416,920)        (277,148)         297,746          156,478          122,625
                                                    -----------      -----------      -----------      -----------      -----------
   Other (income) expense:
     Interest expense, net ......................       147,497          164,064          119,840           45,364           18,005
     Foreign currency loss ......................           906              872            4,812              308            4,493
     Other (income) expense, net (c) ............        (1,014)          (3,586)             (60)          23,312            7,666
                                                    -----------      -----------      -----------      -----------      -----------
          Total other expense ...................       147,389          161,350          124,592           68,984           30,164
                                                    -----------      -----------      -----------      -----------      -----------
   Income (loss) before income taxes, equity
      investment losses, minority interest and
      discontinued operations ...................      (564,309)        (438,498)         173,154           87,494           92,461
   Equity investment losses (f,g) ...............      (208,165)        (100,706)         (20,991)          (1,969)              --
   Minority interest (h) ........................        (1,932)          (1,896)              --               --             (559)
                                                    -----------      -----------      -----------      -----------      -----------
   Income (loss) from continuing operations
     before income taxes ........................      (774,406)        (541,100)         152,163           85,525           91,902
                                                    -----------      -----------      -----------      -----------      -----------

   Income tax expense (benefit) (d,e) ...........        60,683          (84,613)          14,362           19,526           21,406
                                                    -----------      -----------      -----------      -----------      -----------
   Income (loss) from continuing operations .....      (835,089)        (456,487)         137,801           65,999           70,496
                                                    -----------      -----------      -----------      -----------      -----------

   Discontinued operations:
     Income from wafer fabrication services
       business, net of tax .....................         8,330            5,626           16,352           10,720            4,964
                                                    -----------      -----------      -----------      -----------      -----------
   Net income (loss) (d) ........................   $  (826,759)     $  (450,861)     $   154,153      $    76,719      $    75,460
                                                    ===========      ===========      ===========      ===========      ===========

   Basic income (loss) per common share:

     From continuing operations .................   $     (5.09)     $     (2.91)     $      0.95      $      0.55      $      0.66
     From discontinued operations ...............          0.05             0.04             0.11             0.09             0.05
                                                    -----------      -----------      -----------      -----------      -----------
        Net income (loss) per common share ......   $     (5.04)     $     (2.87)     $      1.06      $      0.64      $      0.71
                                                    ===========      ===========      ===========      ===========      ===========
   Diluted income (loss) per common share:
     From continuing operations .................   $     (5.09)     $     (2.91)     $      0.91      $      0.55      $      0.66
     From discontinued operations ...............          0.05             0.04             0.11             0.08             0.04
                                                    -----------      -----------      -----------      -----------      -----------
        Net income (loss) per common share ......   $     (5.04)     $     (2.87)     $      1.02      $      0.63      $      0.70
                                                    ===========      ===========      ===========      ===========      ===========

   Shares used in computing basic income (loss)
     per common share (pro forma for 1998) ......       164,124          157,111          145,806          119,341          106,221

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                         2002         2001         2000         1999         1998
                                                       --------     --------     --------     --------     --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Shares used in computing diluted income
     (loss) per common share (pro forma
     for 1998) ......................................   164,124      157,111      153,223      135,067      116,596

OTHER FINANCIAL DATA:

   Depreciation and amortization including debt
     issue costs from continuing operations .........  $331,516     $462,912     $330,824     $178,771     $118,676
   Capital expenditures from continuing operations ..    95,104      158,595      478,950      239,854      102,142

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                                   1998
                                                                   ----
   PRO FORMA DATA (UNAUDITED) (D):
     Historical income before income taxes, equity investment
       losses, minority interest and discontinued operations .    $ 92,461
       Pro forma provision for income taxes ..................      25,906
                                                                  --------
     Pro forma income before equity investment losses,
       minority interest and discontinued operations .........      66,555
     Historical equity investment losses .....................          --
     Historical minority interest ............................        (559)
                                                                  --------
     Pro forma net income from continuing operations .........    $ 65,996
                                                                  ========
     Basic pro forma income from continuing
        operations per common share ..........................    $   0.62
                                                                  ========
     Diluted pro forma income from continuing
        operations per common share ..........................    $   0.61
                                                                  ========

                                                                                     DECEMBER 31,
                                                                                     ------------
                                                          2002           2001           2000           1999           1998
                                                       ----------     ----------     ----------     ----------     ----------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents ........................  $  311,249     $  200,057     $   93,517     $   98,045     $  227,587
   Short term investments ...........................          --             --             --        136,595          1,000
   Working capital ..................................     163,498        139,097         62,311        164,435        133,451
   Total assets .....................................   2,557,984      3,223,318      3,393,284      1,755,089      1,003,597
   Total long-term debt .............................   1,737,690      1,771,453      1,585,536        687,456        221,846
   Total debt, including short-term borrowings and
     current portion of long-term debt ..............   1,808,713      1,826,268      1,659,122        693,921        260,503
   Stockholders' equity .............................     231,367      1,008,717      1,314,834        737,741        490,361

(a) As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b) During 2002, we recorded $292.0 million of special charges. Special charges, in thousands, were comprised of:

      Impairment of long-lived assets ........   $190,266
      Impairment of goodwill .................     73,080
      Lease termination and other exit costs .     28,624
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

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:


      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.



      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (PMD) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.



      - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.



     Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value. It is likely that we would not have entered into the Acqutek or PMD transactions absent the share sale to Dongbu and the sale of the wafer fabrication services business to ASI. Had these transactions not been interrelated, we may have utilized a different negotiation strategy for the investment in Acqutek and the acquisition of PMD, which could have resulted in us reaching a different conclusion of the fair value of both of these transactions.



     Due to the protracted downturn in the semiconductor industry, we made the decision to sell our wafer fabrication services business in order to redeploy the proceeds from that sale into our primary business of semiconductor assembly and test. This decision was further supported by the fact that we had no assurances that ASI would have the financial resources and capability to provide the next generation of technology to serve our customer needs. The opportunity to divest ourselves of the business arose in connection with our sale of the ASI shares to Dongbu. As part of that transaction, it was agreed that Dongbu and we would enter into negotiations, upon completion of the share sale, to determine the terms and conditions on which we would sell the business to ASI. The sale was completed on February 28, 2003, thereby completing another step towards our stated goal of monetizing all of our interests in ASI. As of that date, we reduced our ownership interest in ASI from 42% to 16%.


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



     Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $2.2 million as of March 31, 2003 as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003.



     The call option allows us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provides us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premium provides the financial institution some downward protection if the market for ASI's common stock destabilized as it sells its investment in ASI's common stock into the market. If ASI's share price declines below the market price of ASI's stock on the date we purchased the call option, then the net proceeds from the exercise of the option could be less than the $6.8 million we paid for the call option. All ownership rights and privileges associated with the 7 million shares of ASI's common stock sold were irrevocably transferred to the financial institution. In no event can the financial institution put the shares back to Amkor nor can Amkor reacquire the shares from the financial institution.


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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                  2002         2001         2000
                                                                 ------       ------       ------
Net revenues .................................................    100.0%       100.0%       100.0%
Gross profit .................................................      6.8          3.9         28.2
Operating income (loss) ......................................    (29.6)       (20.7)        14.8
Income (loss) before income taxes, equity investment losses,
  minority interest and discontinued operations ..............    (40.1)       (32.8)         8.6
Net income (loss) from continuing operations .................    (59.4)       (34.2)         6.9

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001


     Net Revenues. Net revenues increased $69.5 million, or 5.2%, to $1,406.2 million in 2002 from $1,336.7 million in 2001. This increase in net revenues for 2002, excluding the impact of our acquisitions and expansion in Japan, Taiwan and China, was principally attributed to an overall unit volume increase of 19.7% which was driven by a 42.0% increase for advanced packages and a 1.2% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2002 declined 16% as compared to average selling prices in 2001. Our Japanese joint venture, Amkor Iwate, provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement on a cost plus basis during the term of the joint venture. Accordingly, the revenues associated with this facility fluctuate proportionately with its costs. The revenues of Amkor Iwate declined $12.4 million in 2002 compared to 2001 due primarily to lower costs associated with a shift in product mix, and, to a lesser extent, the strengthening of the U.S. dollar relative to the Japanese yen. Our acquisitions in Taiwan and expansion into China contributed $54.6 million to the increase in net revenues for 2002.


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

      - Material cost savings contributed approximately 5 percentage points to the increase in gross margins.

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


      Research and Development. Research and development expenses decreased $7.6 million to $31.2 million, or 2.2% of net revenues, in 2002 from $38.8 million, or 2.9% of net revenues, in 2001. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, micro-electromechanical system ("MEMS') devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.


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

      Special Charges. During 2002, we recorded $292.0 million of special charges. Special charges, in thousands, were comprised of:

Impairment of long-lived assets .........  $190,266
Impairment of goodwill ..................    73,080
Lease termination and other exit costs ..    28,624
                                           --------
                                           $291,970
                                           ========


      During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company's packaging services. However, our test services assets and several packaging services assets:



      - did not contribute significantly to the growth experienced during the second quarter of 2002,



      -     remained at low utilization rates relative to our projections and



      - were no longer expected to reach previously anticipated utilization levels.



     In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.



     Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2002, we disposed of $5.4 million of the $19.8 million identified assets, and intend to sell the remaining balance of these items by December 31, 2003.



     Upon the completion of the process to identify the packaging and test net assets to be disposed, we reviewed our assets to be held and used for impairment. Based on the June 30, 2002 operating and cash flow projections, we determined that the carrying value of our test services assets and several packaging services assets being held and used, including intangible assets that we are amortizing, exceeded the anticipated cash flows attributable to those assets. We grouped our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. For our company, the lowest level of identifiable cash flows is at the test reporting unit level and for our packaging services reporting unit at the package type level.



     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufactures' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expect that the demand for our test services on our existing technology platforms will return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expect that the demand for these package types will return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.



     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the this charge were as follows:



                                                                CARRYING     FAIR     IMPAIRMENT
                                                                 VALUE       VALUE      CHARGE
                                                                 -----       -----      ------
                                                                         (IN MILLIONS)
Test assets:
     Property, plant and equipment and acquired intangibles .. $   95.4   $   21.9   $   73.5
Packaging assets:
      Property, plant and equipment ..........................     157.7       59.6       98.1
                                                                  ------     ------     ------
                                                                $  253.1   $   81.5   $  171.6
                                                                  ======     ======     ======



     An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. We estimate that depreciation expense will be reduced by approximately $77 million during the twelve month period following the second quarter of 2002. The impact to depreciation expense will diminish quarterly as these assets reach the end of their respective useful lives.


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


      The charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We expect to complete the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. We have undertaken, and may continue to undertake, a variety of measures to reduce our operating costs including consolidating packaging lines, reducing our worldwide headcount, reducing compensation levels, shortening work schedules, improving factory efficiencies, negotiating cost reductions with our vendors and closing non-critical manufacturing facilities. These restructuring activities will result in a reduction of operating expenses of approximately $17 million per year. We began recognizing a portion of these savings in the fourth quarter of 2002.


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


      The quarterly results stated below reflect improved gross margins in the third and fourth quarters of 2003. In addition to the impact of increased revenues from overall unit volumes and material cost reductions, gross margins were positively impacted by the reduction of depreciation expense resulting from the fixed asset impairment charge recorded in the second quarter of

2002 and the impact of the change in the estimated useful lives of certain packaging equipment during the fourth quarter of 2002. Also, margins were improved as a result of consolidation efforts which reduced rental expense and depreciation. The total cost reductions related to the impairment charge, change in useful lives and consolidation efforts positively impacted gross margins by $20 million and $41 million in the third and fourth quarters of 2002, respectively.



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

                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,       MARCH 31,
                                                          2002            2002           2002          2002
                                                        ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues.......................................     $ 373,189      $ 393,563      $ 350,471      $ 288,955
Cost of revenues ..................................       312,006        346,053        344,026        308,478
                                                        ---------      ---------      ---------      ---------
    Gross profit (loss)............................        61,183         47,510          6,445        (19,523)
                                                        ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative..............        42,249         45,118         46,981         45,540
  Research and development.........................         6,654          7,622          8,769          8,144
  Loss (gain) on disposal of assets, net...........          (416)          (200)         1,438          1,674
  Amortization of goodwill and other acquired
    intangibles....................................         1,997          2,000          1,743          1,252
  Special charges..................................         9,985         13,819        268,166             --
                                                        ---------      ---------      ---------      ---------
    Total operating expenses.......................        60,469         68,359        327,097         56,610
                                                        ---------      ---------      ---------      ---------
Operating income (loss)............................           714        (20,849)      (320,652)       (76,133)

Other expense, net.................................        34,509         37,566         37,629         37,685
                                                        ---------      ---------      ---------      ---------
Loss before income taxes, equity investment losses,
    minority interest and discontinued operations         (33,795)       (58,415)      (358,281)      (113,818)

Equity investment losses ..........................       (42,125)       (14,299)       (53,071)       (98,670)
Minority interest income (loss)....................           306            423           (908)        (1,753)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before
  income taxes.....................................       (75,614)       (72,291)      (412,260)      (214,241)
                                                        ---------      ---------      ---------      ---------

Income tax expense (benefit).......................       122,574        (11,078)       (26,709)       (24,104)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations....................      (198,188)       (61,213)      (385,551)      (190,137)
                                                        ---------      ---------      ---------      ---------

Discontinued operations:
Income from wafer fabrication services
  business, net of tax.............................         2,072          1,906          2,023          2,329
                                                        ---------      ---------      ---------      ---------
Net loss...........................................     $(196,116)     $ (59,307)     $(383,528)     $(187,808)
                                                        =========      =========      =========      =========


Basic and diluted income (loss) per common share:
  from continuing operations.......................     $   (1.20)     $   (0.37)     $   (2.34)     $   (1.16)
  from discontinued operations.....................          0.01           0.01           0.01           0.01
                                                        ---------      ---------      ---------      ---------
    Net loss per common share......................     $   (1.19)     $   (0.36)     $   (2.33)     $   (1.15)
                                                        =========      =========      =========      =========


                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,     JUNE 30,       MARCH 31,
                                                          2001           2001           2001           2001
                                                        ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues.......................................     $ 297,309      $ 288,529      $ 311,423      $ 439,413
Cost of revenues...................................       311,127        304,521        307,334        361,441
                                                        ---------      ---------      ---------      ---------
    Gross profit (loss)............................       (13,818)       (15,992)         4,089         77,972
                                                        ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative..............        44,866         45,464         49,151         51,655
  Research and development.........................        10,365          9,784          8,135         10,502
  Loss (gain) on disposal of assets, net                    9,861          3,132            398          1,124
  Amortization of goodwill and other acquired
    intangibles....................................        21,263         21,214         20,573         21,912
  Special charges..................................            --             --             --             --
                                                        ---------      ---------      ---------      ---------
    Total operating expenses.......................        86,355         79,594         78,257         85,193
                                                        ---------      ---------      ---------      ---------
Operating income (loss)............................      (100,173)       (95,586)       (74,168)        (7,221)

Other expense, net.................................        41,067         35,420         42,309         42,554
                                                        ---------      ---------      ---------      ---------
Loss before income taxes, equity investment losses,
    minority interest and discontinued operations        (141,240)      (131,006)      (116,477)       (49,775)

Equity investment losses ..........................       (24,452)       (23,661)       (26,345)       (26,248)
Minority interest income (loss)....................          (423)          (645)          (828)           --
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before
  income taxes.....................................      (166,115)      (155,312)      (143,650)       (76,023)
                                                        ---------      ---------      ---------      ---------

Income tax expense (benefit).......................       (27,467)       (25,177)       (26,229)        (5,740)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations....................      (138,648)      (130,135)      (117,421)       (70,283)
                                                        ---------      ---------      ---------      ---------

Discontinued operations:
Income from wafer fabrication services
  business, net of tax.............................         2,036          1,391          1,130          1,069
                                                        ---------      ---------      ---------      ---------
Net loss...........................................     $(136,612)     $(128,744)     $(116,291)     $ (69,214)
                                                        =========      =========      =========      =========


Basic and diluted income (loss) per common share:

  from continuing operations.......................     $   (0.86)     $   (0.81)     $   (0.77)     $   (0.46)
  from discontinued operations.....................          0.01           0.01           0.01           0.01
                                                        ---------      ---------      ---------      ---------
    Net loss per common share......................     $   (0.85)     $   (0.80)     $   (0.76)     $   (0.45)
                                                        =========      =========      =========      =========


                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,     JUNE 30,       MARCH 31,
                                                          2002            2002           2002          2002
                                                        ---------      ---------      ---------      ---------
Net revenues.......................................         100.0%         100.0%         100.0%         100.0%
Cost of revenues ..................................          83.6           87.9           98.2          106.8
                                                        ---------      ---------      ---------      ---------
    Gross profit (loss)............................          16.4           12.1            1.8           (6.8)
                                                        ---------      ---------      ---------      ---------


                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,     JUNE 30,       MARCH 31,
                                                          2001           2001           2001           2001
                                                        ---------      ---------      ---------      ---------
Net revenues.......................................         100.0%         100.0%         100.0%         100.0%
Cost of revenues ..................................         104.6          105.5           98.7           82.3
                                                        ---------      ---------      ---------      ---------
    Gross profit (loss)............................          (4.6)          (5.5)           1.3           17.7
                                                        ---------      ---------      ---------      ---------

                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC.  31,      SEPT.  30,     JUNE 30,       MARCH 31,
                                                          2002            2002           2002          2002
                                                        ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative..............          11.3           11.5           13.4           15.8
  Research and development.........................           1.8            1.9            2.5            2.8
  Loss (gain) on disposal of assets, net                     (0.1)          (0.1)           0.4            0.6
  Amortization of goodwill and other acquired
    intangibles....................................           0.5            0.5            0.5            0.4
  Special charges..................................           2.7            3.5           76.5             --
                                                        ---------      ---------      ---------      ---------
    Total operating expenses.......................          16.2           17.4           93.3           19.6
                                                        ---------      ---------      ---------      ---------
Operating income (loss)............................           0.2           (5.3)         (91.5)         (26.3)

Other expense, net.................................           9.2            9.5           10.7           13.0
                                                        ---------      ---------      ---------      ---------
Loss before income taxes, equity investment losses,
  minority interest and discontinued operations              (9.1)         (14.8)        (102.2)         (39.4)
Equity investment losses...........................         (11.3)          (3.6)         (15.1)         (34.1)
Minority interest..................................           0.1            0.1           (0.3)          (0.6)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before
  income taxes.....................................         (20.3)         (18.4)        (117.6)         (74.1)
                                                        ---------      ---------      ---------      ---------
Income tax expense (benefit).......................          32.8           (2.8)          (7.6)          (8.3)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations....................         (53.1)         (15.6)        (110.0)         (65.8)
                                                        ---------      ---------      ---------      ---------

Discontinued operations:
Income from wafer fabrication services
  business, net of tax.............................           0.6            0.5            0.6            0.8
                                                        ---------      ---------      ---------      ---------
Net loss...........................................         (52.6)%        (15.1)%       (109.4)%        (65.0)%
                                                        =========      =========      =========      =========


                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC.  31,      SEPT.  30,     JUNE 30,       MARCH 31,
                                                          2001           2001           2001           2001
                                                        ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative..............          15.1           15.8           15.8           11.8
  Research and development.........................           3.5            3.4            2.6            2.4
  Loss (gain) on disposal of assets, net                      3.3            1.1            0.1            0.3
  Amortization of goodwill and other acquired
    intangibles....................................           7.2            7.4            6.6            5.0
  Special charges..................................            --             --             --             --
                                                        ---------      ---------      ---------      ---------
    Total operating expenses.......................          29.0           27.6           25.1           19.4
                                                        ---------      ---------      ---------      ---------
Operating income (loss)............................         (33.7)         (33.1)         (23.8)          (1.6)

Other expense, net.................................          13.8           12.3           13.6            9.7
                                                        ---------      ---------      ---------      ---------
Loss before income taxes, equity investment losses,
  minority interest and discontinued operations             (47.5)         (45.4)         (37.4)         (11.3)
Equity investment losses...........................          (8.2)          (8.2)          (8.5)          (6.0)
Minority interest..................................          (0.1)          (0.2)          (0.3)            --
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before
  income taxes.....................................         (55.9)         (53.8)         (46.1)         (17.3)
                                                        ---------      ---------      ---------      ---------
Income tax expense (benefit).......................          (9.2)          (8.7)          (8.4)          (1.3)
                                                        ---------      ---------      ---------      ---------
Loss from continuing operations....................         (46.6)         (45.1)         (37.7)         (16.0)
                                                        ---------      ---------      ---------      ---------

Discontinued operations:
Income from wafer fabrication services
  business, net of tax.............................           0.7            0.5            0.4            0.2
                                                        ---------      ---------      ---------      ---------
Net loss...........................................        (45.9)%         (44.6)%        (37.3)%        (15.8)%
                                                        =========      =========      =========      =========

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

      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the last eight fiscal quarters ended December 31, 2002 were as follows:

                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC.  31,      SEPT.  30,     JUNE 30,       MARCH 31,
                                                          2002            2002           2002          2002
                                                        ---------      ---------      ---------      ---------
                                                                            (IN THOUSANDS)
(IN THOUSANDS)
Operating activities from continuing operations ...     $  63,753      $  48,050      $  20,713      $ (19,341)
Investing activities from continuing operations ...       (19,798)        26,218        (38,668)       (22,317)
Financing activities from continuing operations ...         2,416        (16,977)        (2,061)         5,240
Discontinued operations............................        29,412         17,363          5,997          9,859


                                                                            QUARTER ENDED
                                                        ------------------------------------------------------
                                                        DEC.  31,      SEPT.  30,     JUNE 30,       MARCH 31,
                                                          2001           2001           2001           2001
                                                        ---------      ---------      ---------      ---------
                                                                            (IN THOUSANDS)
(IN THOUSANDS)
Operating activities from continuing operations ...     $  (2,784)     $  15,869      $  56,814      $  71,065
Investing activities from continuing operations ...       (23,031)       (25,774)       (40,771)       (78,534)
Financing activities from continuing operations ...      (115,036)        (1,467)       111,284        119,905
Discontinued operations............................        12,807            326          4,206          2,058

      Our improved operating performance resulting from the increased demand for our services and the effect of our cost savings initiatives contributed to our increasing cash provided by operating activities during 2002. Additionally, our cash provided by operating activities for 2002 benefited from a favorable change in our working capital and the settlement of a $19.8 million claim for reimbursement of value-added-tax receivables previously classified as a long-term asset on our balance sheet. Changes in accounts payable and accrued expenses contributed $52.7 million to our cash provided by operating activities in 2002 partially offset by an increase in accounts receivable of $39.3 million. Increased material purchases because of our improved sales drove the increase in accounts payable. Increased accrued expenses resulted from rising employee costs principally from reinstating various factory employee bonus programs suspended during the unprecedented downturn. Increased sales in the fourth quarter of 2002 in comparison to the year ago period led to the increase in accounts receivable.


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


      In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our bank credit facility agreed to extend the existing financial covenant framework through December 31, 2003. Our secured debt encompasses a $97.1 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of approximately $0.25 million per quarter through September 2003 and then $12 million per quarter beginning in December 2003 through September 2005. The bank credit facility will revert to its original covenant structure in January 2004. Additionally, the reduced levels of our operating cash flow in 2001 required us to renegotiate our bank debt covenants in March 2001, June 2001 and September 2001. In connection with the September 2001 amendment, our revolving line of credit was reduced from a $200 million commitment to $100 million, the interest rate on the Term B loans was increased from LIBOR plus 3% to LIBOR plus 4%, and we prepaid $125 million of the Term B loans in November 2001 from cash on hand. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of December 31, 2002 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.


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

      As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:


      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.



      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (PMD) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.



      - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

      Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value. It is likely that we would not have entered into the Acqutek or PMD transactions absent the share sale to Dongbu and the sale of the wafer fabrication services business to ASI. Had these transactions not been interrelated, we may have utilized a different negotiation strategy for the investment in Acqutek and the acquisition of PMD, which could have resulted in us reaching a different conclusion of the fair value of both of these transactions.



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



      Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $2.2 million as of March 31, 2003 as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003.



      The call option allows us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provides us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premium provides the financial institution some downward protection if the market for ASI's common stock destabilized as it sells its investment in ASI's common stock into the market. If ASI's share price declines below the market price of ASI's stock on the date we purchased the call option, then the net proceeds from the exercise of the option could be less than the $6.8 million we paid for the call option. All ownership rights and privileges associated with the 7 million shares of ASI's common stock sold were irrevocably transferred to the financial institution. In no event can the financial institution put the shares back to Amkor nor can Amkor reacquire the shares from the financial institution.


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

A summary of our contractual commitments as of December 31, 2002 are as follows:

                                                                          YEAR ENDING DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                                                    2004 -         2006 -         AFTER
                                                      TOTAL           2003           2005           2007           2008
                                                    ----------     ----------     ----------     ----------     ----------
                                                                               (IN THOUSANDS)
Total debt, including capital lease obligations     $1,808,713        $71,023        $98,863       $937,426       $701,401
Operating lease obligations ...................        101,176          9,865         13,966         14,004         63,341
                                                    ----------     ----------     ----------     ----------     ----------
Total contractual obligations .................     $1,909,889        $80,888       $112,829       $951,430       $764,742
                                                    ==========     ==========     ==========     ==========     ==========


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


      During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company's packaging services. However, our test services assets and several packaging services assets:



      - did not contribute significantly to the growth experienced during the second quarter of 2002,



      -     remained at low utilization rates relative to our projections and



      - were no longer expected to reach previously anticipated utilization levels.



      In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.



      Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2002, we disposed of $5.4 million of the $19.8 million identified assets, and intend to sell the remaining balance of these items by December 31, 2003.



      Upon the completion of the process to identify the packaging and test net assets to be disposed, we reviewed our assets to be held and used for impairment. Based on the June 30, 2002 operating and cash flow projections, we determined that the carrying value of our test services assets and several packaging services assets being held and used, including intangible assets that we are amortizing, exceeded the anticipated cash flows attributable to those assets. We grouped our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. For our company, the lowest level of identifiable cash flows is at the test reporting unit level and for our packaging services reporting unit at the package type level.



      Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufactures' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expect that the demand for our test services on our existing technology platforms will return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expect that the demand for these package types will return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.



      As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the this charge were as follows:

                                                                  CARRYING       FAIR        IMPAIRMENT
                                                                   VALUE         VALUE         CHARGE
                                                                   ------        ------        ------
                                                                             (IN MILLIONS)
Test assets:
     Property, plant and equipment and acquired intangibles         $95.4         $21.9         $73.5

Packaging assets:
      Property, plant and equipment                                 157.7          59.6          98.1
                                                                   ------        ------        ------
                                                                   $253.1         $81.5        $171.6
                                                                   ======        ======        ======



      An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. We estimate that depreciation expense will be reduced by approximately $77 million during the twelve month period following the second quarter of 2002. The impact to depreciation expense will diminish quarterly as these assets reach the end of their respective useful lives.


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

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2002.

                                                     YEAR ENDING DECEMBER 31,
                               ------------------------------------------------------------                               FAIR
                                  2003          2004        2005        2006        2007     THEREAFTER      TOTAL        VALUE
                               -----------  ----------- ----------- ----------- ----------- -------------   --------   ------------
Long-term debt:
  Fixed rate debt              $ 15,426     $  1,072    $    310    $ 675,000   $ 258,750   $ 700,000     $1,650,558  $ 1,234,146
  Average interest rate             4.0%         4.0%        4.0%         8.0%        5.0%        9.6%           8.2%

  Variable rate debt           $ 55,597     $ 55,367    $ 42,114    $   2,877   $     799   $   1,401     $  158,155  $   158,155
  Average interest rate             2.6%         5.4%        5.4%         4.1%        3.2%        3.2%           4.4%

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


FLUCTUATIONS IN OPERATING RESULTS - OUR RESULTS HAVE VARIED AND MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL


     Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs. Our operating results have varied significantly from period to period. During the three year period ended December 31, 2002, our revenues, gross margins and operating income have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:


- fluctuation in demand for semiconductors and the overall health of the semiconductor industry,


-  changes in our capacity utilization,

-  declining average selling prices,


-  changes in the mix of semiconductor packages,


- absence of backlog and the short-term nature of our customers' commitments and the impact of these factors on the timing and volume of orders relative to our production capacity,


- changes in costs, availability and delivery times of raw materials and components,


-  changes in labor costs to perform our services,


-  the timing of expenditures in anticipation of future orders,

-  changes in effective tax rates,

-  high leverage and restrictive covenants,


- international events that impact our operations including the impact of Severe Acute Respiratory Syndrome (SARS) and environmental events such as earthquakes, and


- difficulties integrating acquisitions and ability to attract qualified employees to support our geographic expansion.


     We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. We also expect that these factors as well the factors set forth below, which have not significantly impacted our recent historical results, may impair our future business operations and may materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results:


- the availability and cost of financing for expansion,


- loss of key personnel or the shortage of available skilled workers,

- rescheduling and cancellation of large orders,


- warranty and product liability claims;


- intellectual property transactions and disputes, and


- fluctuations in our manufacturing yields.


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


     In June 2002 and September 2002 we amended our existing bank debt covenants to provide further flexibility with respect to capital expenditures, investment restrictions and other financial covenants measured in part by our liquidity and earnings. As part of the September 2002 amendment, lenders under our senior secured credit facility agreed to extend the existing financial covenant framework through December 31, 2003. Our senior secured debt encompasses a $97.1 million term loan and the unused revolving line of credit. The term loan maintained its scheduled amortization of $0.25 million per quarter through September 2003 and then approximately $12 million per quarter beginning in December 2003 through September 2005. The bank debt facility will revert to its original covenant structure in January 2004. In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of December 31, 2002 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:


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


     In January 2004 we are required to purchase the 40% of the outstanding shares of Amkor Iwate which are currently owned by Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.4 million to $33.7 million based on the spot exchange rate at December 31, 2002). Based on our current estimates of the venture's performance, we expect to pay an estimated $10 - 15 million to acquire Toshiba's interest in Amkor Iwate. Additionally, we expect to pay an additional $2 million to terminate our commitment to purchase a tract of land adjacent to the Amkar Iwate facility.


     We were required to pay to Citizen Watch Co., Ltd. 1.7 billion Japanese yen in deferred purchase price and other contingent payments in connection with our purchase of the semiconductor packaging business of Citizen Watch Co, Ltd. We are withholding payment of 1.4 billion yen ($11.8 million based on the spot exchange rate at December 31, 2002) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K/A here in the following order:

Report of Independent Accountants...................................................................................    47
Consolidated Statements of Operations -- Years ended December 31, 2002, 2001 and 2000...............................    48
Consolidated Balance Sheets -- December 31, 2002 and 2001...........................................................    49
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2002, 2001 and 2000.....................    50
Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000...............................    51
Notes to Consolidated Financial Statements..........................................................................    52
Report of Independent Public Accountants............................................................................    79
Schedule II -- Valuation and Qualifying Accounts....................................................................    81


     In addition, pursuant to General Instruction G(1) of Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934, as amended, the following financial information of Anam Semiconductor, Inc. required to be included in this Report by Rule 3-09 of Regulation S-X is incorporated by reference from our Report on 8-K, as amended, filed on October 17, 2003.


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

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                            2002              2001              2000
                                                                            ----              ----              ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................................      $   1,406,178    $   1,336,674     $   2,009,701
Cost of revenues.................................................          1,310,563        1,284,423         1,442,320
                                                                       -------------    -------------     -------------
Gross profit.....................................................             95,615           52,251           567,381
                                                                       -------------    -------------     -------------
Operating expenses:
     Selling, general and administrative.........................            179,888          191,136           179,143
     Research and development....................................             31,189           38,786            26,057
     Loss on disposal of fixed assets, net.......................              2,496           14,515             1,355
     Amortization of goodwill and other acquired intangibles.....              6,992           84,962            63,080
     Special charges.............................................            291,970              --                --
                                                                       -------------    -------------     -------------
         Total operating expenses................................            512,535          329,399           269,635
                                                                       -------------    -------------     -------------
Operating income (loss)..........................................           (416,920)        (277,148)          297,746
                                                                       -------------    -------------     -------------
Other (income) expense:
     Interest expense, net.......................................            147,497          164,064           119,840
     Foreign currency loss.......................................                906              872             4,812
     Other income, net...........................................             (1,014)          (3,586)              (60)
                                                                       -------------    -------------     -------------
         Total other expense.....................................            147,389          161,350           124,592
                                                                       -------------    -------------     -------------
Income (loss) before income taxes, equity investment losses,
     minority interest and discontinued operations...............           (564,309)        (438,498)          173,154
Equity investment losses (see Note 8)............................           (208,165)        (100,706)          (20,991)
Minority interest expense........................................             (1,932)          (1,896)              --
                                                                       -------------    -------------     -------------
Income (loss) from continuing operations before income taxes.....           (774,406)        (541,100)          152,163
                                                                       -------------    -------------     -------------

Income tax expense (benefit).....................................             60,683          (84,613)           14,362
                                                                       -------------    -------------     -------------
Income (loss) from continuing operations.........................           (835,089)        (456,487)          137,801
                                                                       -------------    -------------     -------------

Income from discontinued operations, net of tax (see Note 2).....              8,330            5,626            16,352
                                                                       -------------    -------------     -------------
Net income (loss)................................................      $    (826,759)   $    (450,861)    $     154,153
                                                                       =============    =============     =============
Per Share Data:
Basic income (loss) per common share:
     from continuing operations..................................      $       (5.09)   $       (2.91)    $        0.95
     from discontinued operations................................               0.05             0.04              0.11
                                                                       -------------    -------------     -------------
       Net income (loss) per common share........................      $       (5.04)   $       (2.87)    $        1.06
                                                                       =============    =============     =============
Diluted income (loss) per common share:
     from continuing operations..................................      $       (5.09)   $       (2.91)    $        0.91
     from discontinued operations................................               0.05             0.04              0.11
                                                                       -------------    -------------     -------------
       Net income (loss) per common share........................      $       (5.04)   $       (2.87)    $        1.02
                                                                       =============    =============     =============
Shares used in computing per share data:
     Basic.......................................................            164,124          157,111           145,806
                                                                       =============    =============     =============
     Diluted.....................................................            164,124          157,111           153,223
                                                                       =============    =============     =============



   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                        -------------------------------
                                                                                              2002             2001
                                                                                              ----             ----
                                                                                                 (IN THOUSANDS)
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................       $     311,249     $     200,057
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $7,122 and $6,842......             234,056           189,660
         Due from affiliates.....................................................                 298               871
         Other...................................................................               8,234             8,953
     Inventories.................................................................              72,121            73,784
     Other current assets........................................................              48,661            37,106
                                                                                        -------------     -------------
              Total current assets...............................................             674,619           510,431
                                                                                        -------------     -------------
Property, plant and equipment, net...............................................             966,338         1,387,619
                                                                                        -------------     -------------
Investments......................................................................              83,235           382,951
                                                                                        -------------     -------------
Other assets:
     Due from affiliates.........................................................              20,852            20,518
     Goodwill ...................................................................             628,099           659,130
     Acquired intangibles........................................................              45,033            37,050
     Other.......................................................................             114,178           197,186
     Assets of discontinued operations (see Note 2)..............................              25,630            28,433
                                                                                        -------------     -------------
                                                                                              833,792           942,317
                                                                                        -------------     -------------
              Total assets......................................................        $   2,557,984     $   3,223,318
                                                                                        =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft.............................................................        $       4,633     $       5,116
     Short-term borrowings and current portion of long-term debt................               71,023            54,815
     Trade accounts payable.....................................................              180,999           148,923
     Due to affiliates..........................................................               70,243            16,936
     Accrued expenses...........................................................              184,223           145,544
                                                                                        -------------     -------------
              Total current liabilities.........................................              511,121           371,334
Long-term debt..................................................................            1,737,690         1,771,453
Other noncurrent liabilities....................................................               67,661            64,077
                                                                                        -------------     -------------
              Total liabilities.................................................            2,316,472         2,206,864
                                                                                        -------------     -------------
Commitments and contingencies
Minority interest...............................................................               10,145             7,737
                                                                                        -------------     -------------
Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares authorized
         designated Series A, none issued.......................................                  --                --
     Common stock, $0.001 par value, 500,000 shares authorized,
         issued and outstanding of 165,156 in 2002 and 161,782 in 2001..........                  166               162
     Additional paid-in capital.................................................            1,170,227         1,123,541
     Accumulated deficit........................................................             (933,734)         (106,975)
     Receivable from stockholder................................................               (2,887)           (3,276)
     Accumulated other comprehensive loss.......................................               (2,405)           (4,735)
                                                                                        -------------     -------------
              Total stockholders' equity........................................              231,367         1,008,717
                                                                                        -------------     -------------
              Total liabilities and stockholders' equity........................        $   2,557,984     $   3,223,318
                                                                                        =============     =============


   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    COMMON STOCK
                                             --------------------------     PAID-IN     ACCUMULATED
                                                SHARES         AMOUNT       CAPITAL       DEFICIT
                                             -----------    -----------   -----------   -----------
Balance at December 31, 1999 ...............     130,660    $       131   $   551,964   $   189,733
   Net income ..............................          --             --            --       154,153
   Unrealized losses on investments,
     net of tax ............................          --             --            --            --

   Comprehensive income

   Issuance of 20.5 million common
     stock shares and 3.9 million
     common stock warrants .................      20,500             21       409,980            --
   Issuance of stock through employee
     stock purchase plan and stock options .         710             --         9,622            --
   Debt conversion .........................         248             --         3,460            --
                                             -----------    -----------   -----------   -----------
Balance at December 31, 2000 ...............     152,118            152       975,026       343,886
   Net loss ................................          --             --            --      (450,861)
   Unrealized losses on investments,
     net of tax ............................          --             --            --            --
   Cumulative translation adjustment .......          --             --            --            --

   Comprehensive loss

   Issuance of stock for acquisitions ......       4,948              5        87,869            --
   Issuance of stock through employee
     stock purchase plan and stock options .       1,000              1        11,698            --
   Debt conversion .........................       3,716              4        48,948            --
                                             -----------    -----------   -----------   -----------
Balance at December 31, 2001 ...............     161,782            162     1,123,541      (106,975)
   Net loss ................................          --             --            --      (826,759)
Unrealized loss on investments,
     net of tax ............................          --             --            --            --
   Cumulative translation adjustment .......          --             --            --            --

   Comprehensive loss

   Issuance of stock for acquisitions ......       1,827              2        35,200            --
   Issuance of stock through employee
     stock purchase plan and stock options .       1,547              2        11,486            --
   Payment received from stockholder .......          --             --            --            --
                                             -----------    -----------   -----------   -----------
Balance at December 31, 2002 ...............     165,156    $       166   $ 1,170,227   $  (933,734)
                                             ===========    ===========   ===========   ===========

                                                            ACCUMULATED
                                              RECEIVABLE       OTHER                     COMPREHENSIVE
                                                FROM       COMPREHENSIVE                     INCOME
                                             STOCKHOLDER       LOSS            TOTAL         (LOSS)
                                             -----------    -----------    -----------    -----------
Balance at December 31, 1999 ............... $    (3,276)   $      (811)   $   737,741
   Net income ..............................          --             --        154,153    $   154,153
   Unrealized losses on investments,
     net of tax ............................          --           (143)          (143)          (143)
                                                                                          -----------
   Comprehensive income                                                                   $   154,010
                                                                                          ===========
   Issuance of 20.5 million common
     stock shares and 3.9 million
     common stock warrants .................          --             --        410,001
   Issuance of stock through employee
     stock purchase plan and stock options .          --             --          9,622
   Debt conversion .........................          --             --          3,460
                                             -----------    -----------    -----------
Balance at December 31, 2000 ...............      (3,276)          (954)     1,314,834
   Net loss ................................          --             --       (450,861)   $  (450,861)
   Unrealized losses on investments,
     net of tax ............................          --           (103)          (103)          (103)
   Cumulative translation adjustment .......          --         (3,678)        (3,678)        (3,678)
                                                                                          -----------
   Comprehensive loss                                                                     $  (454,642)
                                                                                          ===========
   Issuance of stock for acquisitions ......          --             --         87,874
   Issuance of stock through employee
     stock purchase plan and stock options .          --             --         11,699
   Debt conversion .........................          --             --         48,952
                                             -----------    -----------    -----------
Balance at December 31, 2001 ...............      (3,276)        (4,735)     1,008,717
   Net loss ................................          --             --       (826,759)   $  (826,759)
Unrealized loss on investments,
     net of tax ............................          --         (1,224)        (1,224)        (1,224)
   Cumulative translation adjustment .......          --          3,554          3,554          3,554
                                                                                          -----------
   Comprehensive loss                                                                     $  (824,429)
                                                                                          ===========
   Issuance of stock for acquisitions ......          --             --         35,202
   Issuance of stock through employee
     stock purchase plan and stock options .          --             --         11,488
   Payment received from stockholder .......         389             --            389
                                             -----------    -----------    -----------
Balance at December 31, 2002 ............... $    (2,887)   $    (2,405)   $   231,367
                                             ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED
                                                                                   DECEMBER 31,
                                                                    -----------------------------------------
                                                                        2002           2001          2000
                                                                    -----------    -----------    -----------
Cash flows from continuing operating activities:
   Income (loss) from continuing operations .....................   $  (835,089)   $  (456,487)   $   137,801
   Adjustments to reconcile income (loss) from continuing
     operations to net cash by operating activities --
     Depreciation and amortization ..............................       323,265        440,591        323,811
     Amortization of deferred debt issuance costs ...............         8,251         22,321          7,013
     Debt conversion expense ....................................            --             --            272
     Provision for accounts receivable ..........................           500          4,000            (17)
     Provision for excess and obsolete inventory ................         5,841         17,869         10,000
     Deferred income taxes ......................................        72,719        (85,022)        (8,255)
     Equity in loss of investees ................................        33,865        100,706         20,991
     Loss on impairment of equity investment ....................       172,533             --             --
     Loss on disposition of equity investment ...................         1,767             --             --
     Loss on disposal of fixed assets, net ......................         2,496         14,515          1,355
     Asset impairment charges and facility closure costs ........       284,602          3,600             --
     Minority interest ..........................................         1,932          1,896             --
   Changes in assets and liabilities excluding effects
     of acquisitions --
     Accounts receivable ........................................       (39,328)        84,641        (62,556)
     Repurchase of accounts receivable and settlement of security
      agreement .................................................            --             --        (71,500)
     Other receivables ..........................................           719         (2,488)         2,884
     Inventories ................................................           218         31,372        (23,871)
     Due to/from affiliates, net ................................           529         (2,447)       (17,616)
     Other current assets .......................................        (2,210)         6,034        (18,047)
     Other non-current assets ...................................        19,433           (214)       (17,612)
     Accounts payable ...........................................        28,313        (23,808)        15,682
     Accrued expenses ...........................................        24,394        (24,126)        40,238
     Other long-term liabilities ................................         8,425          8,011          7,108
                                                                    -----------    -----------    -----------
       Net cash provided by operating activities ................       113,175        140,964        347,681
                                                                    -----------    -----------    -----------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment ...................       (95,104)      (158,595)      (478,950)
   Acquisitions, net of cash acquired ...........................       (18,459)       (11,057)       (17,602)
   Acquisitions of K1, K2 and K3 and K4, net of cash acquired ...            --             --       (927,290)
   Investment in ASI ............................................            --             --       (459,000)
   Proceeds from the sale of property, plant and equipment ......         2,870          1,863          2,823
   Proceeds from disposition of equity investment ...............        58,139             --             --
   Proceeds from the sale (purchase) of investments .............        (2,011)          (321)       136,879
                                                                    -----------    -----------    -----------
       Net cash used in investing activities ....................       (54,565)      (168,110)    (1,743,140)
                                                                    -----------    -----------    -----------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings ......         6,860         15,067          5,975
   Net proceeds from issuance of long-term debt .................            --        750,486      1,027,479
   Payments of long-term debt ...................................       (30,119)      (662,565)       (87,166)
   Net proceeds from the issuance of 20.5 million common shares .            --             --        410,001
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options ............................        11,488         11,698          9,622
   Payment received from stockholder ............................           389             --             --
                                                                    -----------    -----------    -----------
       Net cash provided by (used in) financing activities ......       (11,382)       114,686      1,365,911
                                                                    -----------    -----------    -----------
Effect of exchange rate fluctuations on cash and cash equivalents
   Related to continuing operations .............................         1,333           (397)            --
                                                                    -----------    -----------    -----------
Cash flows from discontinued operations:
   Net cash provided by operating activities ....................        63,302         19,502         26,144
   Net cash used in investing activities ........................            --           (105)        (1,124)
   Net cash used in financing activities ........................          (671)            --             --
                                                                    -----------    -----------    -----------
       Net cash provided by discontinued operations .............        62,631         19,397         25,020
                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............       111,192        106,540         (4,528)
Cash and cash equivalents, beginning of period ..................       200,057         93,517         98,045
                                                                    -----------    -----------    -----------
Cash and cash equivalents, end of period ........................   $   311,249    $   200,057    $    93,517
                                                                    ===========    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
     Interest ...................................................   $   142,299    $   144,345    $   111,429
     Income taxes ...............................................   $      (845)   $      (642)   $    18,092

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

Buildings and improvements........................................................    10 to 30 years
Machinery and equipment...........................................................      3 to 7 years
Furniture, fixtures and other equipment...........................................     3 to 10 years

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

   GOODWILL AND ACQUIRED INTANGIBLES

      Goodwill is recorded when the cost of an acquisition exceeds the fair market value of the net tangible and identifiable intangible assets acquired. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 5). The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if warranted. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value. Such impairment losses are recorded as a part of income from continuing operations.

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

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         2002           2001           2000
                                                                      -----------    -----------    -----------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss):
   Net income (loss), as reported .................................   $  (826,759)   $  (450,861)   $   154,153
   Deduct: Total stock-based employee compensation determined
          under fair value based method, net of related tax effects       (41,470)       (29,619)       (26,572)
                                                                      -----------    -----------    -----------
   Net income, pro forma ..........................................   $  (868,229)   $  (480,480)   $   127,581
                                                                      ===========    ===========    ===========
Earnings (loss) per share:
   Basic:
      As reported .................................................         (5.04)         (2.87)          1.06
      Pro forma ...................................................         (5.29)         (3.06)          0.88
   Diluted:
      As reported .................................................         (5.04)         (2.87)          1.02
      Pro forma ...................................................         (5.29)         (3.06)          0.85

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


      In addition to our interests in the Philippine realty corporations, we are currently reviewing our interest in Acqutek Semiconductor & Technology, Ltd. ("Acqutek"), which existed prior to February 1, 2003, to determine whether this entity would be a variable interest entity. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. Total revenues and net loss of Acqutek for the year ended December 31, 2002, were $18.1 million and $0.3 million, respectively. Acqutek's total assets and liabilities as of December 31, 2002 were $39.2 million and $20.4 million, respectively. The financial information of Acqutek is based on generally accepted accounting principles in the Republic of Korea. Our maximum exposure is limited to our investment in Acqutek of $1.9 million (see Note 8).


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

      A summary of the results from discontinued operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                          ----------------------------------
                                             2002       2001         2000
                                          ---------   ---------    ---------
                                                    (IN THOUSANDS)
Net sales .............................   $ 233,529   $ 181,188    $ 377,593
Gross profit ..........................      22,205      17,547       37,755
Operating income ......................      13,526       8,465       24,275
Other (income) expense ................          64         (83)          --
Tax expense ...........................       5,132       2,922        7,923
Net income from discontinued operations       8,330       5,626       16,352

A summary of the assets of our discontinued operations are as follows:

                                                                        DECEMBER 31,
                                                                     -----------------
                                                                       2002     2001
                                                                     -------   -------
                                                                       (IN THOUSANDS)
Accounts receivable, net of allowance of $256 and $ - 0-, ........   $23,025   $21,759
Property, plant and equipment, net of accumulated depreciation of
     $8,368 and $6,289 at December 31, 2002 and 2001, respectively     2,605     4,655
Other long term assets ...........................................        --     2,019
                                                                     -------   -------
                                                                     $25,630   $28,433
                                                                     =======   =======

3. SPECIAL CHARGES

      Special charges consist of the following:

                                                 YEAR ENDED
                                                 DECEMBER 31,
                                                    2002
                                                  --------
                                                (IN THOUSANDS)
Impairment of long-lived assets (Note 4) ......   $190,266
Impairment of goodwill (Note 5) ...............     73,080
Lease termination and other exit costs (Note 6)     28,624
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


      During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company's packaging services. However, our test services assets and several packaging services assets:



      - did not contribute significantly to the growth experienced during the second quarter of 2002,



      -     remained at low utilization rates relative to our projections and



      - were no longer expected to reach previously anticipated utilization levels.



      In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.



      Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2002, we disposed of $5.4 million of the $19.8 million identified assets, and intend to sell the remaining balance of these items by December 31, 2003.



      Upon the completion of the process to identify the packaging and test net assets to be disposed, we reviewed our assets to be held and used for impairment. Based on the June 30, 2002 operating and cash flow projections, we determined that the carrying value of our test services assets and several packaging services assets being held and used, including intangible assets that we are amortizing, exceeded the anticipated cash flows attributable to those assets. We grouped our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. For our company, the lowest level of identifiable cash flows is at the test reporting unit level and for our packaging services reporting unit at the package type level.



      Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufactures' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expect that the demand for our test services on our existing technology platforms will return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expect that the demand for these package types will return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.



      As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the this charge were as follows:

                                                             CARRYING   FAIR  IMPAIRMENT
                                                               VALUE    VALUE   CHARGE
                                                              ------   ------   ------
                                                                    (IN MILLIONS)
Test assets:
     Property, plant and equipment and acquired intangibles   $ 95.4   $ 21.9   $ 73.5
Packaging assets:
      Property, plant and equipment                            157.7     59.6     98.1
                                                              ------   ------   ------
                                                              $253.1   $ 81.5   $171.6
                                                              ======   ======   ======


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

                                                                      FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                           -----------------------------------------
                                                               2002           2001          2000
                                                           -----------    -----------    -----------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (loss) from continuing operations, as reported ..   $  (835,089)   $  (456,487)   $   137,801
                                                           -----------    -----------    -----------
Goodwill and assembled workforce amortization ..........            --         80,232         60,003
Goodwill related to equity investments .................            --         35,544         24,910
                                                           -----------    -----------    -----------
                                                                    --        115,776         84,913
                                                           -----------    -----------    -----------
Income (loss) from continuing operations, as adjusted ..      (835,089)      (340,711)       222,714
Income from discontinued operations, as reported .......         8,330          5,626         16,352
                                                           -----------    -----------    -----------
Net income (loss), as adjusted .........................   $  (826,759)   $  (335,085)   $   239,066
                                                           ===========    ===========    ===========
Basic income (loss) from continuing operations
   per share, as reported ..............................   $     (5.09)   $     (2.91)   $      0.95
                                                           -----------    -----------    -----------
Goodwill and assembled workforce amortization ..........            --           0.51           0.41
Goodwill related to equity investments .................            --           0.23           0.17
                                                           -----------    -----------    -----------
                                                                    --           0.74           0.58
                                                           -----------    -----------    -----------
Basic income (loss) from continuing operations
   per share, as adjusted ..............................         (5.09)         (2.17)          1.53
Basic income from discontinued operations, as reported .          0.05           0.04           0.11
                                                           -----------    -----------    -----------
Basic net income (loss), as adjusted ...................   $     (5.04)   $     (2.13)   $      1.64
                                                           ===========    ===========    ===========
Diluted income (loss) from continuing operations
   per share, as reported ..............................   $     (5.09)   $     (2.91)   $      0.91
                                                           -----------    -----------    -----------
Goodwill and assembled workforce amortization ..........            --           0.51           0.39
Goodwill related to equity investments .................            --           0.23           0.16
                                                           -----------    -----------    -----------
                                                                    --           0.74           0.55
                                                           -----------    -----------    -----------
Diluted income (loss) from continuing operations
   per share, as adjusted ..............................         (5.09)         (2.17)
                                                                                                1.46
Diluted income from discontinued operations, as reported          0.05           0.04           0.11
                                                           -----------    -----------    -----------
Diluted net income (loss), as adjusted .................   $     (5.04)   $     (2.13)   $      1.58
                                                           ===========    ===========    ===========


      As of the adoption date of the standard, we reassessed the useful lives of our identified intangibles and they continue to be appropriate. Goodwill and other intangible assets are attributable to two reporting units, packaging and test services. Goodwill is allocated to each reporting unit proportionate to the fair values of the acquired packaging and test assets. We completed the initial impairment test during the second quarter of 2002. Based on the comparison of the fair value of the reporting units with their respective carrying values each as of January 1, 2002, we concluded that goodwill associated with our packaging and test services reporting units was not impaired as of adoption. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.


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

      The changes in the carrying value of goodwill by reporting unit are as follows:

                                  PACKAGING      TEST
                                   SERVICES    SERVICES      TOTAL
                                  ---------   ---------    ---------
                                            (IN THOUSANDS)
Balance as of January 1, 2002 .   $ 586,344   $  72,786    $ 659,130
Goodwill acquired .............      40,890          --       40,890
Goodwill impairment ...........          --     (73,080)     (73,080)
Translation adjustments .......         865         294        1,159
                                  ---------   ---------    ---------
Balance as of December 31, 2002   $ 628,099   $      --    $ 628,099
                                  =========   =========    =========

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

      As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:


      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.



      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (PMD) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.



      - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.






      Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value. It is likely that we would not have entered into the Acqutek or PMD transactions absent the share sale to Dongbu and the sale of the wafer fabrication services business to ASI. Had these transactions not been interrelated, we may have utilized a different negotiation strategy for the investment in Acqutek and the acquisition of PMD, which could have resulted in us reaching a different conclusion of the fair value of both of these transactions.


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


      Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire December 2003 and is indexed to ASI's share price with a strike price of $1.97 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $2.2 million as of March 31, 2003 as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003.



      The call option allows us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provides us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premium provides the financial institution some downward protection if the market for ASI's common stock destabilized as it sells its investment in ASI's common stock into the market. If ASI's share price declines below the market price of ASI's stock on the date we purchased the call option, then the net proceeds from the exercise of the option could be less than the $6.8 million we paid for the call option. All ownership rights and privileges associated with the 7 million shares of ASI's common stock sold were irrevocably transferred to the financial institution. In no event can the financial institution put the shares back to Amkor nor can Amkor reacquire the shares from the financial institution.

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

                                                               FOR THE
                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                                2000
                                                             ----------
                                                         (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
Net revenues ........................................        $2,019,922
Gross profit ........................................           637,417
Operating income ....................................           342,411
Income before income taxes, equity investment losses,
   minority interest and discontinued operations ....           191,629
Income from continuing operations ...................           156,166
Net income ..........................................           172,518
Per share data:
   Basic income per common share:
     from continuing operations .....................              1.03
     from discontinued operations ...................              0.11
       Net income per common share ..................              1.14
   Diluted income per common share:
     from continuing operations .....................              1.00
     from discontinued operations ...................              0.10
       Net income per common share ..................              1.10
Depreciation expense ................................           283,171
Amortization of goodwill and acquired intangibles ...            81,607

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

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                 2002         2001         2000
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues ...............................   $ 213,813    $ 161,700    $ 344,792
Gross profit (loss) ........................     (99,417)    (100,295)      41,682
Loss from continuing operations ............     (97,129)    (162,173)     (19,703)
Net income (loss) ..........................     (97,129)    (162,173)     450,641

                                                                            DECEMBER 31,
                                                                        -------------------
                                                                          2002      2001
                                                                        --------   --------
                                                                           (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits ...................   $ 65,891   $ 84,721
Current assets ......................................................    167,145    144,898
Property, plant and equipment, net ..................................    482,028    646,298
Noncurrent assets (including property, plant and equipment) .........    622,487    770,932
Current liabilities .................................................    111,409    134,727
Total debt and other long-term financing (including current portion)     150,607    238,970
Noncurrent liabilities (including debt and other long-term financing)    119,493    175,487
Total stockholders' equity ..........................................    558,730    605,616

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

                                            DECEMBER 31,
                                         -----------------
                                           2002      2001
                                         -------   -------
                                           (IN THOUSANDS)
Raw materials and purchased components   $61,806   $64,752
Work-in-process ......................    10,315     9,032
                                         -------   -------
                                         $72,121   $73,784
                                         =======   =======

11. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                            DECEMBER 31,
                                                    --------------------------
                                                        2002          2001
                                                    -----------    -----------
                                                           (IN THOUSANDS)
Land ............................................   $    88,744    $    88,667
Buildings and improvements ......................       537,288        494,995
Machinery and equipment .........................     1,512,191      1,650,427
Furniture, fixtures and other equipment .........       121,727        117,947
Construction in progress ........................         1,707         63,782
                                                    -----------    -----------
                                                      2,261,657      2,415,818
Less -- Accumulated depreciation and amortization    (1,295,319)    (1,028,199)
                                                    -----------    -----------
                                                    $   966,338    $ 1,387,619
                                                    ===========    ===========

      As described in Note 4, we recorded in 2002 a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.

12. ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                        DECEMBER 31,
                                   --------------------
                                     2002        2001
                                   --------    --------
                                      (IN THOUSANDS)
Patents and technology rights ..   $ 61,994    $ 46,713
Less -- Accumulated amortization    (16,961)     (9,663)
                                   --------    --------
                                   $ 45,033    $ 37,050
                                   ========    ========

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

13. INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                              DECEMBER 31,
                                                         --------------------
                                                           2002       2001
                                                         --------   --------
                                                            (IN THOUSANDS)
Equity investments under the equity method:
   ASI (ownership of 21% and 42% at December 31, 2002
       and 2001, respectively) (see Note 8) ..........   $ 77,450   $377,947
   Other equity investments (20% - 50% owned) ........      1,195        966
                                                         --------   --------
       Total equity investments ......................     78,645    378,913
Marketable securities classified as available for sale      4,590      4,038
                                                         --------   --------
                                                         $ 83,235   $382,951
                                                         ========   ========

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

14. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                             DECEMBER 31,
                         -------------------
                           2002       2001
                         --------   --------
                            (IN THOUSANDS)
Accrued income taxes .   $ 48,787   $ 53,364
Accrued interest .....     32,690     32,584
Accrued payroll ......     29,295     20,813
Other accrued expenses     73,451     38,783
                         --------   --------
                         $184,223   $145,544
                         ========   ========

15. DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                  2002          2001
                                                                              -----------    -----------
                                                                                   (IN THOUSANDS)
Secured bank facility:
   Term B loans, LIBOR plus 4% due September 2005 .........................   $    97,118    $    97,706
   $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005            --             --
9.25% Senior notes due May 2006 ...........................................       425,000        425,000
9.25% Senior notes due February 2008 ......................................       500,000        500,000
10.5% Senior subordinated notes due May 2009 ..............................       200,000        200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share ........................................       250,000        250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share ........................................       258,750        258,750
Other debt ................................................................        77,845         94,812
                                                                              -----------    -----------
                                                                                1,808,713      1,826,268
Less -- Short-term borrowings and current portion of long-term debt .......       (71,023)       (54,815)
                                                                              -----------    -----------
                                                                              $ 1,737,690    $ 1,771,453
                                                                              ===========    ===========

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

      The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                       2002       2001       2000
                                                      -------    -------    -------
                                                             (IN THOUSANDS)
Service cost of current period ....................   $ 2,339    $ 2,534    $ 1,862
Interest cost on projected benefit obligation .....     1,681      1,919      1,468
Expected return on plan assets ....................      (920)    (1,482)    (1,092)
Amortization of transition obligation and actuarial
   gains/losses ...................................        62         64         66
                                                      -------    -------    -------
         Total pension expense ....................   $ 3,162    $ 3,035    $ 2,304
                                                      =======    =======    =======

      It is our policy to make contributions sufficient to meet the minimum contributions required by law and regulation. The following table sets forth the funded status of our Philippine defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                                2002           2001
                                                              --------       --------
                                                                  (IN THOUSANDS)
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year ...      $ 19,742       $ 16,585
   Service cost ........................................         2,339          2,534
   Interest cost .......................................         1,681          1,919
   Effect of curtailment ...............................        (2,148)            --
   Actuarial gain ......................................        (1,997)          (401)
   Foreign exchange gain ...............................          (807)          (378)
   Benefits paid .......................................          (203)          (517)
                                                              --------       --------
   Projected benefit obligation at end of year .........        18,607         19,742
                                                              --------       --------
Change in plan assets:
   Fair value of plan assets at beginning of year ......        10,003         11,585
   Actual return on plan assets ........................          (283)          (800)
   Effect of curtailment ...............................        (1,500)            --
   Foreign exchange gain ...............................          (408)          (265)
   Benefits paid .......................................          (203)          (517)
                                                              --------       --------
   Fair value of plan assets at end of year ............         7,609         10,003
                                                              --------       --------
Funded status:
   Projected benefit obligation in excess of plan assets        10,996          9,739
   Unrecognized actuarial loss .........................        (1,642)        (3,218)
   Unrecognized transition obligation ..................          (440)          (523)
                                                              --------       --------
Accrued pension costs ..................................      $  8,914       $  5,998
                                                              ========       ========

      The discount rate used in determining the projected benefit obligation for our Philippine defined benefit plan was 8%, 10% and 12% as of December 31, 2002, 2001 and 2000, respectively. The rate of increase in future compensation levels was 7%, 9% and 11% as of December 31, 2002, 2001 and 2000, respectively. The expected long-term rate of return on plan assets was 8%, 12% and 12% as of December 31, 2002, 2001 and 2000, respectively. These rates reflect economic and market conditions in the Philippines. The fair value of plan assets includes an investment in our common stock of $0.5 million and $1.6 million at December 31, 2002 and 2001, respectively.

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

                                                                        DECEMBER 31,
                                                                     2002           2001
                                                                   --------       --------
                                                                       (IN THOUSANDS)
     Balance at the beginning of year .......................      $ 40,002       $ 31,446
     Provision of severance benefits ........................        16,805         13,430
     Severance payments .....................................        (8,897)        (3,132)
     (Gain)/loss on foreign currency translation ............         4,436         (1,742)
                                                                   --------       --------
                                                                     52,346         40,002
     Payments remaining with the Korean National Pension Fund        (1,632)        (1,715)
                                                                   --------       --------
     Balance at the end of year .............................      $ 50,714       $ 38,287
                                                                   ========       ========

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

18.   INCOME TAXES

      The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes follow:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   2002           2001           2000
                                                                 --------       --------       --------
                                                                             (IN THOUSANDS)
Current:
   Federal ................................................      $(21,275)      $     --       $  2,149
   State ..................................................            --             --           (159)
   Foreign ................................................        14,371          3,331         28,550
                                                                 --------       --------       --------
                                                                   (6,904)         3,331         30,540
                                                                 --------       --------       --------
Deferred:
   Federal ................................................        70,738        (87,077)        (6,869)
   Foreign ................................................         1,981          2,055         (1,386)
                                                                 --------       --------       --------
                                                                   72,719        (85,022)        (8,255)
                                                                 --------       --------       --------
Total provision (benefit) .................................        65,815        (81,691)        22,285
   Less:  Discontinued operations .........................         5,132          2,922          7,923
                                                                 --------       --------       --------
       Total provision (benefit) from continuing operations      $ 60,683       $(84,613)      $ 14,362
                                                                 ========       ========       ========

      The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision follows:

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                    2002            2001            2000
                                                                  ---------       ---------       ---------
                                                                               (IN THOUSANDS)
Federal statutory rate .....................................      $(192,771)      $(150,419)      $  69,101
Income (loss) of foreign subsidiaries subject to tax holiday         63,337          33,762         (43,367)
Foreign exchange (losses) gains recognized for income taxes          14,855          13,221            (382)
Change in valuation allowance ..............................        138,228           3,656           5,898
Difference in rates on foreign subsidiaries ................         24,140          20,415          (8,142)
Change in tax rate from prior year .........................             --           5,796              --
State taxes, net of federal benefit ........................         (3,297)         (8,480)           (661)
Goodwill and other permanent differences ...................         21,323             358            (162)
                                                                  ---------       ---------       ---------
         Total .............................................      $  65,815       $ (81,691)      $  22,285
                                                                  =========       =========       =========

      The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                                DECEMBER 31,
                                                            2002            2001
                                                          ---------       ---------
                                                               (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards ................      $ 160,043       $ 103,340
   Capital loss carryover ..........................         45,069              --
   Inventories .....................................          7,945          10,495
   Corporate income tax credits ....................          5,447           9,990
   Accounts receivable .............................          3,605           3,248
   Property, plant and equipment ...................          3,594           1,103
   Goodwill ........................................          4,023           5,331
   Other accrued liabilities .......................          2,790             542
   Unrealized foreign exchange losses ..............          1,054             257
   Loss on impairment/lease shutdown reserves ......         11,890              --
   Other ...........................................          6,666           6,309
                                                          ---------       ---------
Total deferred tax assets ..........................        252,126         140,615
Valuation allowance ................................       (196,442)        (13,722)
                                                          ---------       ---------
Total deferred tax assets net of valuation allowance         55,684         126,893
                                                          ---------       ---------
Deferred tax liabilities:
   Property, plant and equipment ...................          8,714           6,291
   Goodwill ........................................          6,146           9,218
   Unrealized foreign exchange gains ...............          2,203              88
   Other ...........................................          1,424           1,380
                                                          ---------       ---------
Total deferred tax liabilities .....................         18,487          16,977
                                                          ---------       ---------
Net deferred tax assets ............................      $  37,197       $ 109,916
                                                          =========       =========

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

      Year 2000 basic and diluted per share amounts from continuing operations are calculated as follows:

                                                                            WEIGHTED
                                                              EARNINGS   AVERAGE SHARES  PER SHARE
                                                            (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                            -----------  --------------  ---------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings per Share -- Year Ended December 31, 2000
   Basic earnings per share from continuing operations .      $137,801       145,806      $   0.95
   Impact of convertible notes .........................         2,414         3,744
   Dilutive effect of options ..........................            --         3,673
                                                              --------      --------      --------
   Diluted earnings per share from continuing operations      $140,215       153,223      $   0.91
                                                              ========      ========      ========

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

      A summary of the status of the stock option plans follows:

                                                         WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                           NUMBER         EXERCISE PRICE       GRANT DATE
                                         OF SHARES          PER SHARE          FAIR VALUES
                                         ----------         ----------         ----------
    Balance at December 31, 1999          5,065,548         $    10.15
    Granted ....................          5,168,950              40.15         $    22.46
                                                                               ==========
    Exercised ..................            418,388              10.32
    Cancelled ..................            545,909              33.87
                                         ----------         ----------
    Balance at December 31, 2000          9,270,201              25.48
    Granted ....................          4,313,850              15.14         $     8.47
                                                                               ==========
    Exercised ..................            517,822               9.88
    Cancelled ..................            709,863              27.60
                                         ----------         ----------
    Balance at December 31, 2001         12,356,366              22.40
    Granted ....................          4,004,460              12.76         $     7.94
                                                                               ==========
    Exercised ..................            547,862              10.30
    Cancelled ..................          9,239,701              24.88
                                         ----------         ----------
    Balance at December 31, 2002          6,573,263         $    14.15
                                         ==========         ==========

    Options exercisable at:
    December 31, 2000 ..........          2,827,380         $    10.23
    December 31, 2001 ..........          4,508,557              22.35
    December 31, 2002 ..........          3,436,469              13.95

      Significant option groups outstanding at December 31, 2002 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                            OUTSTANDING                  EXERCISABLE           WEIGHTED
                                                    -------------------------   --------------------------   ------------
                                                                     WEIGHTED                     WEIGHTED      AVERAGE
                                                                      AVERAGE                      AVERAGE     REMAINING
                                                      SHARES           PRICE        SHARES          PRICE    LIFE (YEARS)
                                                    -------------    --------   -------------     --------   ------------
Options with exercise price of:
   $1.61 -  $3.22...............................           75,000    $  2.13              --      $    --          9.7
   $3.23 -  $6.46...............................          476,876    $  5.51          356,286     $   5.66         5.1
   $6.47 - $12.94...............................        2,124,872    $ 10.34        2,006,802     $  10.36         4.4
   $12.95 - $25.90..............................        3,444,608    $ 14.24          720,965     $  15.42         7.6
   $25.91 - $51.82..............................          451,907    $ 42.47          352,416     $  42.64         2.8
                                                    -------------               -------------
   Options outstanding at December 31, 2002.....        6,573,263                   3,436,469
                                                    =============               =============

      In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                2002          2001          2000
                                                ----          ----          ----
Expected life (in years) .............            4             4             4
Risk-free interest rate ..............          2.5%          4.5%          6.8%
Volatility ...........................           85%           70%           66%
Dividend yield .......................           --            --            --

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

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     2002       2001       2000
                                                     ----       ----       ----
   Expected life (in years) ...................       0.5        0.5        0.5
   Risk-free interest rate ....................       2.5%       4.5%       6.8%
   Volatility .................................        85%        70%        66%
   Dividend yield .............................        --         --         --

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

      Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                                                                      DECEMBER 31,
                                                                          2002
                                                                     -------------
                                                                     (IN THOUSANDS)
        2003 ....................................................       $  9,865
        2004 ....................................................          7,757
        2005 ....................................................          6,209
        2006 ....................................................          7,036
        2007 ....................................................          6,968
        Thereafter ..............................................        63,341
                                                                        --------
             Total (net of minimum sublease income of $7,585) ...      $101,176
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


      We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial and is expected to continue to be immaterial in the foreseeable future.


23.   CUSTOMER CONCENTRATIONS AND GEOGRAPHIC INFORMATION

      With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 14.7% and 16.3% of our consolidated net revenues for 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived 92.8%, 79.4% and 80.7% of our wafer fabrication revenues from Texas Instruments (TI) for 2002, 2001 and 2000, respectively. Effective as of February 28, 2003, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

      The following table presents net revenues by country based on the location of the customer:

                                                                                        NET REVENUES
                                                                     --------------------------------------------------
                                                                           2002              2001             2000
                                                                     --------------    --------------    --------------
                                                                                       (IN THOUSANDS)
United States....................................................    $      443,489    $      449,766    $      932,964
Ireland..........................................................            71,197            76,882           110,199
Japan............................................................           322,774           286,919            58,911
Singapore........................................................           150,737           151,304           327,602
Taiwan...........................................................           108,620            72,930            74,023
Other foreign countries..........................................           309,361           298,873           506,002
                                                                     --------------    --------------    --------------
Consolidated.....................................................    $    1,406,178    $    1,336,674    $    2,009,701
                                                                     ==============    ==============    ==============

      The following table presents property, plant and equipment based on the location of the asset:

                                           PROPERTY, PLANT AND EQUIPMENT
                                    --------------------------------------------
                                       2002             2001             2000
                                    ----------       ----------       ----------
                                                   (IN THOUSANDS)
United States ...............       $   71,728       $   83,466       $   77,394
Philippines .................          281,089          471,302          579,619
Korea .......................          484,938          698,448          813,983
Taiwan ......................           76,542           90,088               --
Japan .......................           39,727           35,074              174
China .......................           11,996            9,093               --
Other foreign countries .....              318              148              383
                                    ----------       ----------       ----------
Consolidated ................       $  966,338       $1,387,619       $1,471,553
                                    ==========       ==========       ==========

      The following supplementary information presents net revenues allocated by product family:

                                                   NET REVENUES
                                  ----------------------------------------------
                                     2002              2001              2000
                                  ----------        ----------        ----------
                                                  (IN THOUSANDS)
Traditional packages .....        $  391,338        $  438,557        $  605,637
Advanced packages ........           915,067           790,495         1,286,289
Test .....................            99,773           107,622           117,775
                                  ----------        ----------        ----------
Consolidated .............        $1,406,178        $1,336,674        $2,009,701
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

                                            /s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
March 19, 2002

                     AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS
                                     BALANCE AT     CHARGED
                                      BEGINNING       TO                                   BALANCE AT
                                      OF PERIOD     EXPENSE     WRITE-OFFS       OTHER    END OF PERIOD
                                     ----------    ---------    ----------       -----    -------------
Year ended December 31, 2000:
  Allowance for doubtful accounts      $ 2,443      $   (17)      $    --            --      $ 2,426
Year ended December 31, 2001:
  Allowance for doubtful accounts      $ 2,426      $ 4,000       $(1,037)        1,453      $ 6,842
Year ended December 31, 2002:
  Allowance for doubtful accounts      $ 6,842      $   500       $  (220)           --      $ 7,122

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      The following table sets forth the names and the ages as of February 28, 2003 of our executive officers and our incumbent directors who are being nominated for re-election to the board of directors:

   NAME                             AGE            POSITION
   ----                             ---            --------
James J. Kim..................       67         Chief Executive Officer and Chairman
John N. Boruch................       60         Chief Operating Officer, President and Director
Bruce J. Freyman..............       42         Executive Vice President, Manufacturing
                                                    and Product Operations
Kenneth T. Joyce..............       55         Executive Vice President and Chief Financial Officer
Eric R.  Larson...............       47         Executive Vice President, Corporate Development
                                                    and Wafer Fab
Winston J. Churchill (1)(2)...       62         Director
Thomas D. George (1)..........       62         Director
Gregory K. Hinckley (2).......       56         Director
Juergen Knorr.................       70         Director
John B. Neff (2)..............       71         Director
James W. Zug (2)..............       62         Director

----------

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

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                ANNUAL               COMPENSATION
                                                             COMPENSATION             SECURITIES
                                                      --------------------------      UNDERLYING      ALL OTHER
     NAME                                   YEAR        SALARY         BONUS(1)       OPTIONS(2)    COMPENSATION(3)
     ----                                   ----      ----------      ----------     ------------   ---------------
James J. Kim (4) .....................      2002      $  790,000      $       --         250,000      $    8,454
   Chief Executive Officer                  2001      $  790,000      $   79,000         250,000      $    8,173
   and Chairman                             2000      $  783,800      $1,740,000         250,000      $    8,200
John N. Boruch (5) ...................      2002      $  580,000      $       --         225,000      $    9,326
   Chief Operating Officer and              2001      $  580,000      $   58,000         175,000      $   14,780
   President                                2000      $  575,400      $  633,625         150,000      $   15,400
Bruce J. Freyman (7) .................      2002      $  385,000      $       --         200,000      $    9,807
   Executive Vice President,                2001      $  352,692      $   35,000         150,000      $    6,000
   Manufacturing and Product                2000      $  326,923      $  301,813         150,000      $    6,000
   Operations
Kenneth T. Joyce (6)(7) ..............      2002      $  235,000      $       --          70,000      $    8,286
   Executive Vice President and Chief       2001      $  235,000      $   23,500          40,000      $  106,000
   Financial Officer                        2000      $  231,200      $  218,500          40,000      $    6,000
Eric R. Larson (7)(8) ................      2002      $  275,000      $       --          70,000      $   15,609
   Executive Vice President, Corporate      2001      $  275,000      $   27,500          40,000      $    6,000
   Development and Wafer Fab                2000      $  273,100      $  219,600          40,000      $    6,000

----------

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


                                                                                             POTENTIAL REALIZABLE VALUE
                                                  INDIVIDUAL GRANTS                            MINUS EXERCISE PRICE AT
                                  ---------------------------------------------------          ASSUMED ANNUAL RATES OF
                                  NUMBER OF     % OF TOTAL                                  STOCK PRICE APPRECIATION FOR
                                  SECURITIES     OPTIONS      EXERCISE                     ----------------------------
                                  UNDERLYING    GRANTED TO     PRICE                               OPTION TERM(2)
                                   OPTIONS     EMPLOYEES IN  PER SHARE     EXPIRATION      ----------------------------
     NAME                         GRANTED(1)   FISCAL YEAR     ($/SH)         DATE              5%               10%
     ----                         ----------   ------------  ---------     ----------      ----------        ----------
James J. Kim ................      250,000 (3)     6.3%        $13.00        2/22/12       $2,043,908        $5,179,663
   Chief Executive Officer and
   Chairman
John N. Boruch ..............      225,000 (3)     5.6%        $13.00        2/22/12       $1,839,517        $4,661,697
   Chief Operating Officer and
   President
Bruce J. Freyman ............      200,000 (3)     5.0%        $13.00        2/22/12       $1,635,126        $4,143,731
   Executive Vice President,
   Manufacturing and Product
   Operations
Kenneth T. Joyce ............       70,000 (3)    1.75%        $13.00        2/22/12       $  572,295        $1,450,306
   Executive Vice President and
   Chief Financial Officer
Eric R. Larson (4)...........       70,000 (3)    1.75%        $13.00        2/22/12       $  572,295        $1,450,306
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

                                                                  NUMBER OF SECURITIES          DOLLAR VALUE OF
                                                                       UNDERLYING                 UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                      SHARES                     DECEMBER 31, 2002 (1)       DECEMBER 31, 2002 (2)
                                     ACQUIRED       VALUE      --------------------------  --------------------------
     NAME                          ON EXERCISE     REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
     ----                          -----------     --------    -----------  -------------  -----------  -------------
James J. Kim ..................            --            --            --            --            --            --
Chief Executive Officer and
   Chairman
John N. Boruch ................        50,000      $414,450       137,317        10,418            --            --
   Chief Operating Officer and
   President
Bruce Freyman .................            --            --       150,207         3,647            --            --
   Executive Vice President,
   Operations
Kenneth T. Joyce ..............            --            --        22,166           834            --            --
   Executive Vice President and
   Chief Financial Officer
Eric R. Larson (3) ............            --            --       103,874         3,126            --            --
   Executive Vice President,
   Corporate Development and
   Wafer Fab

----------

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

                                                                       SHARES
                                                                     SURRENDERED
                                                                     -----------
           James J. Kim ..........................................     750,000
           John N. Boruch ........................................     900,000
           Bruce J. Freyman ......................................     500,000
           Kenneth T. Joyce ......................................     150,000
           Eric Larson ...........................................     150,000

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

      -     each of our directors; and

      -     the Named Executive Officers.

                                                            BENEFICIAL OWNERSHIP(A)
                                                          ----------------------------
                                                          NUMBER OF         PERCENTAGE
    NAME AND ADDRESS                                        SHARES           OWNERSHIP
    ----------------                                      ----------        ----------
James J. Kim Family Control Group (b)(m) ...........      73,238,641            44.3%
   1345 Enterprise Drive
   West Chester, PA 19380
J. & W. Seligman & Co. Incorporated (c) ............       9,515,860             5.8%
   100 Park Avenue
   New York, New York 10017
Winston J. Churchill (d)(m) ........................          30,000               *
Thomas D. George (e) ...............................          35,000               *
Gregory K. Hinckley (f) ............................          33,000               *
Dr. Juergen Knorr (m) ..............................              --               *
John B. Neff (g) ...................................         270,000               *
James W. Zug .......................................           5,100               *
John N. Boruch (h)(m) ..............................         168,595               *
Eric R. Larson (i)(m) ..............................         113,369               *
Kenneth T. Joyce (j)(m) ............................          38,184               *
Bruce J. Freyman (k)(m) ............................         177,260               *
All directors and Named Executive Officers (l) .....      74,109,149            44.9

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

                                                                       SHARES
                                                                     SURRENDERED
                                                                     -----------
          James J. Kim ...........................................     750,000
          John N. Boruch .........................................     900,000
          Bruce J. Freyman .......................................     500,000
          Kenneth T. Joyce .......................................     150,000
          Eric Larson ............................................     150,000
          Winston J. Churchill ...................................      15,000
          Juergen Knorr ..........................................      20,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have had a long-standing relationship with Anam Semiconductor, Inc. ("ASI"). ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. With our acquisition of K1, K2 and K3 in May 2000, we no longer received packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998 and terminated as of February 28, 2003, we had the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:


      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean Won (approximately $35.4 million at a spot exchange rate as of December 31, 2002) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.



      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (PMD) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.



      - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.





      Each of the transactions with Dongbu, ASI and Anam Instruments are interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value. It is likely that we would not have entered into the Acqutek or PMD transactions absent the share sale to Dongbu and the sale of the wafer fabrication services business to ASI. Had these transactions not been interrelated, we may have utilized a different negotiation strategy for the investment in Acqutek and the acquisition of PMD, which could have resulted in us reaching a different conclusion of the fair value of both of these transactions.



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

      (c)   Exhibits

3.1     Certificate of Incorporation. (1)

3.2     Certificate of Correction to Certificate of Incorporation. (4)

3.3     Restated Bylaws. (4)

4.1     Specimen Common Stock Certificate. (3)

4.2 Convertible Subordinated Notes Indenture dated as of May 13, 1998 between the Registrant and State Street Bank and Trust Company, including form of 5 3/4% Convertible Subordinated Notes due 2003. (3)

4.3 Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior
        Note Due 2006. (5)

4.4     Senior Subordinated Notes Indenture dated as of May 6, 1999 between the
        Registrant and State Street Bank and Trust Company, including form of 10
        1/2% Senior Subordinated Note Due 2009. (5)

4.5 Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007. (6)

4.6 Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000. (6)

4.7     Indenture dated as of February 20, 2001 for 9-1/4% Senior Notes due
        February 15, 2008. (7)

4.8     Registration Rights Agreement dated as of February 20, 2001 by and among
        Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc
        Alex. Brown Inc. (7)

4.9 Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as
        Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006. (8)

4.10    Registration Rights Agreement between the Registrant and Initial
        Purchasers named therein dated as of May 25, 2001. (8)

4.11 Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and
        Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex.
        Brown, Inc. (8)

4.12 Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and
        Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc.
        and Deutsche Banc Alex. Brown, Inc. (8)

4.13 Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and
        Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc.
        and Deutsche Banc Alex. Brown, Inc. (9)

4.14 Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon
        Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown,
        Inc. (10)

4.15 Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and
        Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex.
        Brown, Inc. (11)

10.1    Form of Indemnification Agreement for directors and officers. (3)

10.2    1998 Stock Plan and form of agreement thereunder. (3)

10.3    Form of Tax Indemnification Agreement between Amkor Technology, Inc.,
        Amkor Electronics, Inc. and certain stockholders of Amkor Technology,
        Inc. (3)

10.4    Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David
        D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.
        (1)

10.5    Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David
        D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.
        (1)

10.6    Contract of Lease between Corinthian Commercial Corporation and
        Amkor/Anam Pilipinas Inc., dated October 1, 1990. (1)

10.7    Contract of Lease between Salcedo Sunvar Realty Corporation and
        Automated Microelectronics, Inc., dated May 6, 1994. (1)

10.8    Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced
        Packaging, Inc., dated November 6, 1996. (1)

10.9 Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993. (1)

10.10   1998 Director Option Plan and form of agreement thereunder. (1)

10.11   1998 Employee Stock Purchase Plan. (3)

10.12   1998 Stock Option Plan for French Employees. (1)

10.13   Loan Agreement between Amkor Electronics, Inc. and John Boruch dated
        January 30, 1998. (2)

10.14   Share Sale and Purchase Agreement between the Registrant and Dongbu
        Corporation dated as of July 10, 2002 (10)

10.15   Shareholders Agreement between the Registrant, Dongbu Corporation,
        Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd.
        dated as of July 29, 2002 (10)

10.16 Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu Corporation dated as of September
        27, 2002 (11)

10.17   Business Transfer Agreement between Amkor Technology Limited, Anam
        Semiconductor, Inc., Anam USA, Inc. and the Registrant dated as of
        January 27, 2003 (12)

10.18   Assignment and Assumption Agreement between the Registrant, Anam
        Semiconductor, Inc. and Texas Instruments Incorporated dated as of
        February 28, 2003 (12)

12.1    Computation of Ratio of Earnings to Fixed Charges. (13)

21.1    List of Subsidiaries of the Registrant. (12)

23.1    Consent of PricewaterhouseCoopers LLP.

23.2    Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young
        Global

23.3    Consent of Sycip Gorres Velayo & Co., a member firm of Arthur Andersen
        (14)

23.4    Consent of Samil Accounting Corporation

31.1    Certification of James J. Kim, Chief Executive Officer of Amkor
        Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities
        Exchange Act of 1934

31.2    Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor
        Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities
        Exchange Act of 1934.

32      Certification of Chief Executive Officer and Chief Financial Officer
        Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
        of the Sarbanes-Oxley Act of 2002


----------

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

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2001.

      (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.

      (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

      (12) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 2003.


      (13) Incorporated by reference to the Company's amended Annual Report on Form 10-K/A filed June 25, 2003.



      (14) The financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., consolidated subsidiaries of the Registrant, for each of the two years in the period ended December 31, 2001, have been audited by the independent public accountants Sycip Gorres Velayo & Co., a member firm of Arthur Andersen, (referred to herein as Arthur Andersen). However, the Registrant has been unable to obtain the written consent of Arthur Andersen with respect to the incorporation by reference of such financial statements in the Registrant's Registration Statements on Form S-3 (File Nos. 333-39642 and 333-81334) and Form S-8 filings (File Nos. 333-62891,
333-63430, 333-76254, 333-86161, 333-100814 and 333-104601) (collectively, the
"Registration Statements". Therefore, the Registrant has dispensed with the requirement to file the written consent of Arthur Andersen in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the financial statements of the registrant for the aforementioned financial statements which are incorporated by reference in the Registration Statements.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report on Form 10-K/A to be signed, on its behalf by the undersigned, thereunto duly authorized.


                                      AMKOR TECHNOLOGY, INC.

                                      By:          /s/ JAMES J. KIM
                                        ----------------------------------------
                                                      James J. Kim
                                           Chairman and Chief Executive Officer


Date: October 17, 2003


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


                       NAME                                          TITLE                                DATE
                       ----                                          -----                                ----
                    *                                Chief Executive Officer and Chairman           October 17, 2003
-------------------------------------------
              James J. Kim

                    *                                       President and Director                  October 17, 2003
-------------------------------------------
             John N. Boruch

            /s/ KENNETH JOYCE                              Chief Financial Officer                  October 17, 2003
-------------------------------------------      (Principal Financial and Accounting Officer)
             Kenneth Joyce

                    *                                              Director                         October 17, 2003
-------------------------------------------
          Winston J. Churchill

                    *                                              Director                         October 17, 2003
-------------------------------------------
            Thomas D. George

                    *                                              Director                         October 17, 2003
-------------------------------------------
          Gregory K. Hinckley

                    *                                              Director                         October 17, 2003
-------------------------------------------
              John B. Neff

                       NAME                                          TITLE                                DATE
                       ----                                          -----                                ----
                    *                                              Director                         October 17, 2003
-------------------------------------------
              Juergen Knorr

                    *                                              Director                         October 17, 2003
-------------------------------------------
              James W. Zug


*  By:  Kenneth Joyce
Attorney - in - fact