Form 10-Q/A
period 2003-03-31
AMKOR TECHNOLOGY INC
filed 2003-10-17
CIK 1047127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-Q/A



                                (AMENDMENT NO. 1)


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


         EXPLANATORY NOTE: The purpose of this Form 10-Q/A is to amend the Form 10-Q filed May 9, 2003. We have made changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2), specifically to the Liquidity and Capital Resources and Risk Factors That May Affect Future Operating Performance sections. In order to preserve the nature and character of the disclosures set forth in our 10-Q as originally filed, no attempt has been made in this amendment to modify or update such disclosures. As a result, this 10-Q/A contains forward looking information which has not been updated for events subsequent to May 9, 2003, and we direct you to our SEC filings filed subsequent to May 9, 2003 for additional information.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                   (UNAUDITED)
Net revenues..........................................................................  $     343,131     $     288,955
Cost of revenues .....................................................................        296,562           308,478
                                                                                        -------------     -------------
Gross profit (loss)...................................................................         46,569           (19,523)
                                                                                        -------------     -------------
Operating expenses:
     Selling, general and administrative..............................................         42,544            45,540
     Research and development.........................................................          6,488             8,144
     Loss on disposal of fixed assets, net............................................             69             1,674
     Amortization of acquired intangibles.............................................          2,030             1,252
                                                                                        -------------     -------------
         Total operating expenses.....................................................         51,131            56,610
                                                                                        -------------     -------------
Operating loss........................................................................         (4,562)          (76,133)
                                                                                        -------------     -------------
Other expense (income):
     Interest expense, net............................................................         35,862            36,185
     Foreign currency (gain) loss.....................................................           (925)            1,998
     Other expense (income), net......................................................          1,229              (498)
                                                                                        -------------     -------------
         Total other expense..........................................................         36,166            37,685
                                                                                        -------------     -------------
Loss before income taxes, equity in loss of investees, loss on impairment
     of equity investment, minority interest and discontinued operations..............        (40,728)         (113,818)
Equity in loss of investees...........................................................         (3,628)           (2,094)
Loss on impairment of equity investment...............................................             --           (96,576)
Minority interest gain (loss).........................................................            149            (1,753)
                                                                                        -------------     -------------
Loss from continuing operations before income taxes...................................        (44,207)         (214,241)
                                                                                        -------------     -------------

Income tax benefit....................................................................         (4,177)          (24,104)
                                                                                        -------------     -------------
Loss from continuing operations.......................................................        (40,030)         (190,137)
                                                                                        -------------     -------------

Discontinued operations (see Note 3):
     Income from wafer fabrication services business, net of tax......................          3,047             2,329
     Gain on sale of wafer fabrication services business, net of tax..................         51,519                --
                                                                                        -------------     -------------
     Income from discontinued operations..............................................         54,566             2,329
                                                                                        -------------     -------------
Net income (loss).....................................................................  $      14,536     $    (187,808)
                                                                                        =============     =============

Per Share Data:
     Basic and diluted loss per common share from continuing operations...............  $      (0.24)     $       (1.17)
     Basic and diluted income per common share from discontinued operations...........           0.33              0.02
                                                                                        -------------     -------------
     Net income (loss) per common share...............................................  $        0.09     $       (1.15)
                                                                                        =============     =============

     Shares used in computing basic and diluted net income (loss) per common share            165,156           162,766
                                                                                        =============     =============

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2003               2002
                                                                                        -------------     -------------
                                                                                           (UNAUDITED)     (UNAUDITED)
                                                           ASSETS
Current assets:
     Cash and cash equivalents...................................................       $     351,485     $     311,249
     Accounts receivable:
         Trade, net of allowance of $6,938 in 2003 and $7,122 in 2002............             213,573           234,056
         Due from affiliates.....................................................                 152               298
         Other...................................................................               7,132             8,234
     Inventories.................................................................              68,433            72,121
     Other current assets........................................................              69,194            48,661
                                                                                        -------------     -------------
              Total current assets...............................................             709,969           674,619
                                                                                        -------------     -------------
Property, plant and equipment, net...............................................             926,581           966,338
                                                                                        -------------     -------------
Investments......................................................................              55,166            83,235
                                                                                        -------------     -------------
Other assets:
     Due from affiliates.........................................................              20,855            20,852
     Goodwill ...................................................................             628,147           628,099
     Acquired intangibles........................................................              43,055            45,033
     Other.......................................................................              89,815           114,178
Assets of discontinued operations (see Note 3)...................................               5,086            25,630
                                                                                        -------------     -------------
                                                                                              786,958           833,792
                                                                                        -------------     -------------
              Total assets.......................................................       $   2,478,674     $   2,557,984
                                                                                        =============     =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft.............................................................        $       5,183     $       4,633
     Short-term borrowings and current portion of long-term debt................               76,876            71,023
     Trade accounts payable.....................................................              146,982           180,999
     Due to affiliates..........................................................               18,122            70,243
     Accrued expenses...........................................................              188,131           184,223
                                                                                        -------------     -------------
              Total current liabilities.........................................              435,294           511,121
Long-term debt..................................................................            1,723,370         1,737,690
Other noncurrent liabilities....................................................               69,203            67,661
                                                                                        -------------     -------------
              Total liabilities.................................................            2,227,867         2,316,472
                                                                                        -------------     -------------

Minority interest...............................................................                9,996            10,145
                                                                                        -------------     -------------

Committments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares authorized
         designated Series A, none issued.......................................                   --                --
     Common stock, $0.001 par value, 500,000 shares authorized
         issued and outstanding of 165,156 in 2003 and 2002.....................                  166               166
     Additional paid-in capital.................................................            1,170,227         1,170,227
     Accumulated deficit........................................................             (919,198)         (933,734)
     Receivable from stockholder................................................               (2,887)           (2,887)
     Accumulated other comprehensive loss.......................................               (7,497)           (2,405)
                                                                                        -------------     -------------
              Total stockholders' equity........................................              240,811           231,367
                                                                                        -------------     -------------
              Total liabilities and stockholders' equity........................        $   2,478,674     $   2,557,984
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

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                                                              RECEIVABLE        OTHER
                                                   COMMON STOCK      PAID-IN    ACCUMULATED      FROM       COMPREHENSIVE
                                                SHARES    AMOUNT     CAPITAL      DEFICIT     STOCKHOLDER        LOSS
                                                ------    ------     -------      -------     -----------        ----
Balance at December 31, 2001.................   161,782  $     162  $1,123,541  $  (106,975)  $    (3,276)  $      (4,735)
   Net loss..................................        --         --          --     (187,808)           --              --
Unrealized gains on investments,
     net of tax..............................        --         --          --           --            --              31
   Cumulative translation adjustment.........        --         --          --           --            --           1,913

   Comprehensive loss........................

   Issuance of stock for acquisitions........     1,827          2      35,200           --            --              --
   Issuance of stock through employee
     stock purchase plan and stock options...       175         --       1,759           --            --              --
                                                -------  ---------  ----------  -----------   -----------   -------------
Balance at March 31, 2002....................   163,784  $     164  $1,160,500  $  (294,783)  $    (3,276)  $      (2,791)
                                                =======  =========  ==========  ===========   ===========   =============

Balance at December 31, 2002.................   165,156  $     166  $1,170,227  $  (933,734)  $    (2,887)  $      (2,405)
   Net income................................        --         --          --       14,536            --              --
   Unrealized loss on investments,
     net of tax..............................        --         --          --           --            --          (4,904)
   Cumulative translation adjustment.........        --         --          --           --            --            (188)

   Comprehensive income......................
                                                -------  ---------  ----------  -----------   -----------   -------------
Balance at March 31, 2003....................   165,156  $     166  $1,170,227  $  (919,198)  $    (2,887)  $      (7,497)
                                                =======  =========  ==========  ===========   ===========   =============


                                                             COMPREHENSIVE
                                                                INCOME
                                                  TOTAL         (LOSS)
                                                  -----         ------
Balance at December 31, 2001.................   $1,008,717
   Net loss..................................     (187,808)  $    (187,808)
Unrealized gains on investments,
     net of tax..............................           31              31
   Cumulative translation adjustment.........        1,913           1,913
                                                             -------------
   Comprehensive loss........................                $    (185,864)
                                                             =============
   Issuance of stock for acquisitions........       35,202
   Issuance of stock through employee
     stock purchase plan and stock options...        1,759
                                                ----------
Balance at March 31, 2002....................   $  859,814
                                                ==========

Balance at December 31, 2002.................   $  231,367
   Net income................................       14,536   $      14,536
   Unrealized loss on investments,
     net of tax..............................       (4,904)         (4,904)
   Cumulative translation adjustment.........         (188)           (188)
                                                             -------------
   Comprehensive income......................                $       9,444
                                                ----------   =============
Balance at March 31, 2003....................   $  240,811
                                                ==========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                           (unaudited)
Cash flows from continuing operating activities:
   Loss from continuing operations...................................................   $     (40,030)    $    (190,137)
     Adjustments to reconcile loss from continuing operations
     to net cash provided by  operating activities--
     Depreciation and amortization...................................................          57,793            93,653
     Amortization of deferred debt issuance costs....................................           2,080             2,057
     Provision for accounts receivable...............................................              --              (285)
     Provision for excess and obsolete inventory.....................................             869            (2,245)
     Deferred income taxes...........................................................            (884)          (16,144)
     Equity in loss of investees.....................................................           3,628             2,094
     Loss on impairment of equity investment.........................................              --            96,576
     Loss on disposal of fixed assets, net...........................................              69             1,674
     Unrealized loss on derivative instruments.......................................           2,201                --
     Minority interest...............................................................            (149)            1,753
   Changes in assets and liabilities excluding effects of acquisitions--
     Accounts receivable.............................................................          20,427            (5,129)
     Other receivables...............................................................           1,102              (843)
     Inventories.....................................................................           2,811             2,461
     Due to/from affiliates, net.....................................................            (453)           (1,618)
     Other current assets............................................................             710               (83)
     Other non-current assets........................................................           5,415             1,348
     Accounts payable................................................................         (33,878)           (3,258)
     Accrued expenses................................................................           5,386            (1,553)
     Other long-term liabilities.....................................................           2,367               338
                                                                                        -------------     -------------
       Net cash provided by (used in) operating activities...........................          29,464           (19,341)
                                                                                        -------------     -------------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment........................................         (16,571)          (19,684)
   Acquisitions, net of cash acquired................................................              --            (2,830)
   Proceeds from the sale of property, plant and equipment...........................             514               267
   Proceeds from the sale (purchase) of investments, net.............................          12,764               (70)
                                                                                        -------------     -------------
       Net cash used in investing activities.........................................          (3,293)          (22,317)
                                                                                        -------------     -------------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings...........................             550             9,308
   Payments of long-term debt........................................................          (8,417)           (5,827)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options.................................................              --             1,759
                                                                                        -------------     -------------
       Net cash provided by (used in) financing activities...........................          (7,867)            5,240
                                                                                        -------------     -------------
Effect of exchange rate fluctuations on cash and cash equivalents related to
   continuing operations                                                                         (207)            1,783
                                                                                        -------------     -------------
Cash flows from discontinued operations:
   Net cash provided by operating activities.........................................          19,727            10,550
   Net cash provided by (used in) investing activities...............................           2,412               (20)
   Net cash used in financing activities.............................................              --              (671)
                                                                                        -------------     -------------
       Net cash provided by discontinued operations..................................          22,139             9,859
                                                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents.................................          40,236           (24,776)
Cash and cash equivalents, beginning of period.......................................         311,249           200,057
                                                                                        -------------     -------------
Cash and cash equivalents, end of period.............................................   $     351,485     $     175,281
                                                                                        =============     =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest........................................................................   $      31,390     $      31,289
     Income taxes....................................................................   $       4,028     $       4,331

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

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            -------------------------------
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

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                            2003              2002
                                                                                        -------------     -------------
                                                                                          (UNAUDITED)      (UNAUDITED)
                                                                                        (IN THOUSANDS)   (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues.........................................................................   $      48,019     $      55,158
Gross profit (loss)..................................................................         (15,155)          (24,431)
Net loss.............................................................................         (20,613)           (4,838)

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS)  (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits....................................   $      46,600     $      65,891
Current assets.......................................................................         126,597           167,145
Property, plant and equipment, net...................................................         448,178           482,028
Noncurrent assets (including property, plant and equipment)..........................         638,070           622,487
Current liabilities..................................................................         119,483           111,409
Total debt and other long-term financing (including current portion).................         144,656           150,607
Noncurrent liabilities (including debt and other long-term financing)................         105,963           119,493
Total stockholders' equity...........................................................         539,221           558,730

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
                                                                                        =============     =============

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2003            2002
                                                                                        -------------     -------------
                                                                                                  (IN THOUSANDS)
Land ................................................................................   $      87,666     $      88,744
Buildings and improvements...........................................................         538,432           537,288
Machinery and equipment..............................................................       1,513,733         1,512,191
Furniture, fixtures and other equipment..............................................         123,204           121,727
Construction in progress.............................................................           2,890             1,707
                                                                                        -------------     -------------
                                                                                            2,265,925         2,261,657
Less--Accumulated depreciation and amortization......................................      (1,339,344)       (1,295,319)
                                                                                        -------------     -------------
                                                                                        $     926,581     $     966,338
                                                                                        =============     =============

8.       ACQUIRED INTANGIBLES

         Acquired intangibles consist of the following:

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2003            2002
                                                                                        -------------     -------------
                                                                                                  (IN THOUSANDS)
Patents and technology rights........................................................   $      62,051     $      61,994
Less--Accumulated amortization.......................................................         (18,996)          (16,961)
                                                                                        -------------     -------------
                                                                                        $      43,055     $      45,033
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

9.       INVESTMENTS

         Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2003            2002
                                                                                     -------------     -------------
                                                                                               (IN THOUSANDS)
Marketable securities classified as available for sale:
   ASI (ownership of 16% and 21% at March 31, 2003
    and December 31, 2002, respectively) (see Note 5).............................   $      49,511     $      77,450
  Other marketable securities classified as available for sale....................           4,373             4,590
                                                                                     -------------     -------------
    Total marketable securities...................................................          53,884            82,040
Equity investments (20% - 50% owned)..............................................           1,282             1,195
                                                                                     -------------     -------------
                                                                                     $      55,166     $      83,235
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

         In May 2003, we sold $425 million of senior notes due May 2013. We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% Senior Notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption of our 9.25 Senior Notes, we expect to record a charge of $6.2 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs. In addition, we expect to record a charge of $19.7 million during the second quarter of 2003 related to the bond premium associated with the redemption.

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

Our Venture with Toshiba Corporation

         As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. By January 2004 we are required to purchase the remaining 40% of the outstanding shares of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($8.5 million to $33.9_______ million based on the spot exchange rate at March 31, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

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

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                  (UNAUDITED)
Net revenues........................................................................        100.0%            100.0%
Gross profit (loss).................................................................         13.6              (6.8)
Operating loss......................................................................         (1.3)            (26.3)
Loss before income taxes, equity in loss of investees, minority interest and
   discontinued operations..........................................................        (11.9)            (39.4)
Loss from continuing operations.....................................................        (11.7)            (65.8)

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


         In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of March 31, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.


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


FLUCTUATIONS IN OPERATING RESULTS - OUR RESULTS HAVE VARIED AND MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL



                  Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs. Our operating results have varied significantly from period to period. During the three year period ended December 31, 2002 and the three month period ended March 31, 2003, our revenues, gross margins and operating income have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:






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








- rescheduling and cancellation of large orders, warranty and product liability claims;



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


         In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of March 31, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:


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

         The peso-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes and other expenses. Based on the portfolio of peso-based assets and liabilities at March 31, 2003, a 20% decrease in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a increase of approximately $0.7 million in peso-based net liabilities. Based on the portfolio of peso-based assets and liabilities at December 31, 2002, a 20% increase in the Philippine peso to U.S. dollar spot exchange rate as of the balance sheet dates would result in a decrease of approximately $0.5 million, in peso-based net assets.

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

         The yen-based financial instruments primarily consist of cash, non-trade receivables, deferred tax assets and liabilities, non-trade payables, accrued payroll, taxes, debt and other expenses. Our exposure to the yen is principally as a result of our 2001 acquisition of Amkor Iwate Corporation and our 2002 acquisition of a semiconductor packaging business of Citizen Watch Co., Ltd. Based on the portfolio of yen-based assets and liabilities at March 31, 2003 and December 31, 2002, a 20% decrease in the Japanese yen to U.S. dollar spot exchange rate as of the balance sheet date would result in an increase of approximately $13.5___ million and $15.5 million, respectively, in yen-based net liabilities.

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

         The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2003.

                                          YEAR ENDING DECEMBER 31,
                          --------------------------------------------------                                  FAIR
                            2003      2004      2005        2006      2007      THEREAFTER      TOTAL         VALUE
                          --------   -------   --------   --------   -------   ------------   ----------   -----------
Long-term debt:
  Fixed rate debt         $ 11,593   $ 1,072   $    310   $675,000   $258,750   $    700,000  $1,646,725   $ 1,469,469
  Average interest rate        4.0%      4.0%       4.0%       8.0%       5.0%           9.6%        8.2%

  Variable rate debt      $ 64,957   $53,366   $ 30,126   $  2,874   $    799   $      1,399  $  153,521   $   153,531
  Average interest rate        3.1%      5.3%       5.2%       3.8%       2.8%           2.9%        4.3%


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

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:


EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
4.1               Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May
                  15, 2013, dated May 8, 2003 (1)

10.1              Business Transfer Agreement by and between Amkor Technology
                  Limited, Anam Semiconductor, Inc., Anam USA, Inc. and Amkor
                  Technology, Inc. dated January 27, 2003 (1)

10.2              Purchase Agreement, Amkor Technology, Inc. $425 million 7.75%
                  Senior Notes Due May 15, 2013, dated May 1, 2003 (1)

12.1              Computation of Ratio of Earnings to Fixed Charges (1)

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



(1) Incorporated by reference to the Company's Quarterly report on Form 10-Q filed May 9, 2003.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereto duly authorized.

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


Date: October 17, 2003