Form 10-Q
period 2003-09-30
AMKOR TECHNOLOGY INC
filed 2003-11-03
CIK 1047127

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


      The number of outstanding shares of the registrant's Common Stock as of October 30, 2003 was 166,850,734.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------------------       -----------------------------
                                                            2003             2002            2003               2002
                                                          ---------       ---------       -----------       -----------
                                                                  (UNAUDITED)                        (UNAUDITED)
Net revenues .......................................      $ 423,784       $ 393,563       $ 1,144,862       $ 1,032,989
Cost of revenues ...................................        322,369         346,053           922,617           998,557
                                                          ---------       ---------       -----------       -----------
Gross profit .......................................        101,415          47,510           222,245            34,432
                                                          ---------       ---------       -----------       -----------
Operating expenses:
     Selling, general and administrative ...........         45,023          45,118           131,828           137,639
     Research and development ......................          6,836           7,622            19,454            24,535
     Loss (gain) on disposal of fixed assets, net ..           (148)           (200)             (870)            2,912
     Amortization of acquired intangibles ..........          2,035           2,000             6,103             4,995
     Special charges ...............................             --          13,819                --           281,985
                                                          ---------       ---------       -----------       -----------
         Total operating expenses ..................         53,746          68,359           156,515           452,066
                                                          ---------       ---------       -----------       -----------
Operating income (loss) ............................         47,669         (20,849)           65,730          (417,634)
                                                          ---------       ---------       -----------       -----------
Other expense (income):
     Interest expense, net .........................         35,574          37,391           118,822           111,010
     Foreign currency loss (gain) ..................           (895)           (821)           (1,083)            1,881
     Other expense (income), net ...................          2,319             996            23,380               (11)
                                                          ---------       ---------       -----------       -----------
         Total other expense .......................         36,998          37,566           141,119           112,880
                                                          ---------       ---------       -----------       -----------
Income (loss) before income taxes, equity investment
     losses, minority interest and discontinued
     operations ....................................         10,671         (58,415)          (75,389)         (530,514)
Equity investment losses (see Note 12) .............             --         (14,299)           (3,555)         (166,040)
Minority interest income (expense) .................         (1,809)            423            (2,135)           (2,238)
                                                          ---------       ---------       -----------       -----------
Income (loss) from continuing operations
     before income taxes ...........................          8,862         (72,291)          (81,079)         (698,792)
                                                          ---------       ---------       -----------       -----------
Income tax benefit .................................         (6,908)        (11,078)           (6,072)          (61,891)
                                                          ---------       ---------       -----------       -----------
Income (loss) from continuing operations ...........         15,770         (61,213)          (75,007)         (636,901)
                                                          ---------       ---------       -----------       -----------
Discontinued operations (see Note 3):
Income from wafer fabrication services
   business, net of tax ............................             --           1,906             3,047             6,258
Gain on sale of wafer fabrication services
   business, net of tax ............................             --              --            51,519                --
                                                          ---------       ---------       -----------       -----------
Income from discontinued operations ................             --           1,906            54,566             6,258
                                                          ---------       ---------       -----------       -----------
Net income (loss) ..................................      $  15,770       $ (59,307)      $   (20,441)      $  (630,643)
                                                          =========       =========       ===========       ===========
Per Share Data:
Basic and diluted income (loss) per common share
   from continuing operations ......................      $    0.09       $   (0.37)      $     (0.45)      $     (3.89)
Basic and diluted income per common share
   from discontinued operations ....................             --            0.01              0.33              0.04
                                                          ---------       ---------       -----------       -----------
Basic and diluted net income (loss)
    per common share ...............................      $    0.09       $   (0.36)      $     (0.12)      $     (3.85)
                                                          =========       =========       ===========       ===========
Shares used in computing basic net
   income (loss) per common share ..................        166,628         164,489           165,883           163,854
                                                          =========       =========       ===========       ===========
Shares used in computing diluted net
   income (loss) per common share ..................        171,440         164,489           165,883           163,854
                                                          =========       =========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2003              2002
                                                                           -------------     -------------
                                                                            (UNAUDITED)
                                   ASSETS
Current assets:
     Cash and cash equivalents .......................................      $   340,503       $   311,249
     Accounts receivable:
         Trade, net of allowance of $6,862 in 2003 and $7,122 in 2002           280,959           234,056
         Other .......................................................            6,452             8,532
     Inventories .....................................................           88,280            72,121
     Other current assets ............................................           48,071            48,661
                                                                            -----------       -----------
              Total current assets ...................................          764,265           674,619
                                                                            -----------       -----------
Property, plant and equipment, net ...................................          978,409           966,338
                                                                            -----------       -----------
Investments ..........................................................           47,281            83,235
                                                                            -----------       -----------
Other assets:
     Goodwill ........................................................          629,502           628,099
     Acquired intangibles ............................................           39,504            45,033
     Due from affiliates .............................................               --            20,852
     Other ...........................................................           76,711           114,178
     Assets of discontinued operations (see Note 3) ..................              247            25,630
                                                                            -----------       -----------
                                                                                745,964           833,792
                                                                            -----------       -----------
              Total assets ...........................................      $ 2,535,919       $ 2,557,984
                                                                            ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft ..................................................      $     5,130       $     4,633
     Short-term borrowings and current portion of long-term debt .....           54,240            71,023
     Trade accounts payable ..........................................          195,882           180,999
     Due to affiliates ...............................................            3,109            70,243
     Accrued expenses ................................................          166,109           184,223
                                                                            -----------       -----------
              Total current liabilities ..............................          424,470           511,121
Long-term debt .......................................................        1,785,765         1,737,690
Other noncurrent liabilities .........................................           79,418            67,661
                                                                            -----------       -----------
              Total liabilities ......................................        2,289,653         2,316,472
                                                                            -----------       -----------

Minority interest ....................................................           11,224            10,145
                                                                            -----------       -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares authorized
         designated Series A, none issued ............................               --                --
     Common stock, $0.001 par value, 500,000 shares authorized
         issued and outstanding of 166,767 in 2003 and 165,156 in 2002              167               166
     Additional paid-in capital ......................................        1,179,904         1,170,227
     Accumulated deficit .............................................         (954,175)         (933,734)
     Receivable from stockholders ....................................               --            (2,887)
     Accumulated other comprehensive income (loss) ...................            9,146            (2,405)
                                                                            -----------       -----------
              Total stockholders' equity .............................          235,042           231,367
                                                                            -----------       -----------
              Total liabilities and stockholders' equity .............      $ 2,535,919       $ 2,557,984
                                                                            ===========       ===========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       RECEIVABLE
                                             COMMON STOCK     PAID-IN    ACCUMULATED      FROM
                                            SHARES   AMOUNT   CAPITAL      DEFICIT    STOCKHOLDERS
                                            ------   ------   -------      -------    ------------
Balance at December 31, 2001 .............  161,782   $162   $1,123,541  $(106,975)    $(3,276)
   Net loss ..............................       --     --           --   (630,643)         --
   Unrealized loss on investments,
     net of tax ..........................       --     --           --         --          --
   Cumulative translation adjustment .....       --     --           --         --          --

   Comprehensive loss ....................

   Issuance of stock for acquisitions ....    1,827      2       35,200         --          --
   Issuance of stock through employee
     stock purchase plan and stock options      880      1        9,480         --          --
   Payment received from stockholder .....       --     --           --         --         389
                                            -------   ----   ----------  ---------     -------
Balance at September 30, 2002 ............  164,489   $165   $1,168,221  $(737,618)    $(2,887)
                                            =======   ====   ==========  =========     =======

Balance at December 31, 2002 .............  165,156   $166   $1,170,227  $(933,734)    $(2,887)
   Net loss ..............................       --     --           --    (20,441)         --
   Unrealized gain on investments,
     net of tax ..........................       --     --           --         --          --
   Cumulative translation adjustment .....       --     --           --         --          --

   Comprehensive income ..................

   Issuance of stock through employee
     stock purchase plan and stock options    1,611      1        9,677         --          --
   Payment received from stockholder .....       --     --           --         --       2,887
                                            -------   ----   ----------  ---------     -------
Balance at September 30, 2003 ............  166,767   $167   $1,179,904  $(954,175)    $    --
                                            =======   ====   ==========  =========     =======

                                             ACCUMULATED
                                               OTHER
                                            COMPREHENSIVE                COMPREHENSIVE
                                               INCOME                       INCOME
                                               (LOSS)         TOTAL         (LOSS)
                                               -----          -----         ------
Balance at December 31, 2001 .............     $(4,735)    $ 1,008,717
   Net loss ..............................          --        (630,643)    $(630,643)
   Unrealized loss on investments,
     net of tax ..........................        (655)           (655)         (655)
   Cumulative translation adjustment .....       2,435           2,435         2,435
                                                                           ---------
   Comprehensive loss ....................                                 $(628,863)
                                                                           =========
   Issuance of stock for acquisitions ....          --          35,202
   Issuance of stock through employee
     stock purchase plan and stock options          --           9,481
   Payment received from stockholder .....          --             389
                                               -------     -----------
Balance at September 30, 2002 ............     $ 2,955     $   424,926
                                               =======     ===========

Balance at December 31, 2002 .............     $(2,405)    $   231,367
   Net loss ..............................          --         (20,441)    $ (20,441)
   Unrealized gain on investments,
     net of tax ..........................       5,225           5,225         5,225
   Cumulative translation adjustment .....       6,326           6,326         6,326
                                                                           ---------
   Comprehensive income ..................                                 $  (8,890)
                                                                           =========
   Issuance of stock through employee
     stock purchase plan and stock options          --           9,678
   Payment received from stockholder .....          --           2,887
                                               -------     -----------
Balance at September 30, 2003 ............     $ 9,146     $   235,042
                                               =======     ===========


        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    -------------------------
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                            (UNAUDITED)
Cash flows from continuing operating activities:
   Loss from continuing operations ...........................................      $ (75,007)      $(636,901)
     Adjustments to reconcile loss from continuing operations
     to net cash provided by  operating activities --
     Depreciation and amortization ...........................................        165,360         264,108
     Special charges .........................................................             --         274,340
     Amortization of deferred debt issuance costs ............................         15,658           6,172
     Provision for excess and obsolete inventory .............................          2,904           3,447
     Deferred income taxes ...................................................          9,621         (56,082)
     Equity in loss of investees .............................................          3,555          24,737
     Other losses on investments .............................................          2,358         144,215
     Debt redemption premium payment .........................................         21,304              --
     Minority interest .......................................................          2,135           2,238
   Changes in assets and liabilities excluding effects of acquisitions --
     Accounts receivable .....................................................        (42,497)        (38,669)
     Other receivables .......................................................          1,869            (201)
     Inventories .............................................................        (18,369)         (8,352)
     Due to/from affiliates, net .............................................         (1,405)          1,645
     Other current assets ....................................................            413         (16,005)
     Other non-current assets ................................................          4,275          16,233
     Accounts payable ........................................................         10,522          23,321
     Accrued expenses ........................................................        (16,186)         37,188
     Other long-term liabilities .............................................         13,499           7,988
                                                                                    ---------       ---------
       Net cash provided by operating activities .............................        100,009          49,422
                                                                                    ---------       ---------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment ................................       (148,230)        (82,298)
   Acquisitions, net of cash acquired ........................................             --         (10,797)
   Proceeds from the sale of property, plant and equipment ...................          2,802           2,200
   Proceeds from disposition of equity investment ............................             --          58,139
   Proceeds from the sale (purchase) of investments, net .....................         30,981          (2,011)
   Proceeds from note receivable .............................................         18,253              --
   Other .....................................................................            829              --
                                                                                    ---------       ---------
       Net cash used in investing activities .................................        (95,365)        (34,767)
                                                                                    ---------       ---------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings ...................            497           1,807
   Net proceeds from issuance of long-term debt ..............................        584,529              --
   Payments of long-term debt, including redemption premium payment ..........       (589,136)        (25,475)
   Proceeds from issuance of stock through employee stock
     purchase plan and stock options .........................................          9,678           9,481
   Payment received from stockholder .........................................          2,887             389
                                                                                    ---------       ---------
       Net cash provided by (used in) financing activities ...................          8,455         (13,798)
                                                                                    ---------       ---------
Effect of exchange rate fluctuations on cash and cash equivalents related
   to continuing operations ..................................................          2,522             905
                                                                                    ---------       ---------
Cash flows from discontinued operations:
   Net cash provided by operating activities .................................         11,221          33,890
   Net cash provided by investing activities .................................          2,412              --
   Net cash used in financing activities .....................................             --            (671)
                                                                                    ---------       ---------
       Net cash provided by discontinued operations ..........................         13,633          33,219
                                                                                    ---------       ---------

Net increase in cash and cash equivalents ....................................         29,254          34,981
Cash and cash equivalents, beginning of period ...............................        311,249         200,057
                                                                                    ---------       ---------
Cash and cash equivalents, end of period .....................................      $ 340,503       $ 235,038
                                                                                    =========       =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest ................................................................      $ 107,869       $ 103,174
     Income taxes ............................................................      $   7,553       $   5,754

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     Basis of Presentation. The consolidated financial statements and related disclosures as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2002 filed on Form 10-K, as amended, with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

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

     Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, "Consolidation of Variable Interest Entities." The primary objective of FIN No. 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. FIN No. 46 is required to be adopted by December 31, 2003. We have elected early adoption as of July 1, 2003.

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of September 30, 2003, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our consolidated balance sheet were $21.6 million and $1.6 million (which excludes an intercompany payable of $22.9 million that eliminates during consolidation), respectively. There was no net effect to our consolidated statements of income as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our historical consolidated statements of income. In addition, the consolidation of Philippine realty companies was reflected as a non-cash transaction in the consolidated statements of cash flows.

     Receivable from Stockholders. Amkor Electronics, Inc. (AEI), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. We consummated a tax indemnification agreement between us, our predecessor and James Kim and his family (collectively, the "Kim Family"). James Kim, is our founder and significant stockholder, and currently serves as our Chairman and CEO. Under the terms of the tax indemnification agreement, Amkor indemnified the former owners of AEI for the settlement of AEI's S Corporation federal and state tax returns and any adjustments to the reported taxable income.

     At the time AEI was converted to a C Corporation, AEI and the Kim Family identified certain federal and state tax overpayments associated with the results of AEI during S Corporation status years, and AEI, in May 1998, paid such amounts to the Kim Family. These amounts, which principally related to the finalization of AEI's federal tax return, have been reflected as a receivable from stockholders in the stockholders' equity section of our balance sheets. During the three months ended September 30, 2003, the loan was repaid in full.

2.   STOCK COMPENSATION

     We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock based plans. No compensation expense has been recognized related to our employee stock based plans. If compensation costs for our stock based plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income and income per share for the three months ended September 30, 2003 would have decreased and our net loss and loss per share would have increased for all other periods presented.

     The following table illustrates the effect on net income (loss) and income
(loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    -------------------------------
                                                          2003             2002              2003             2002
                                                     -------------     ------------     -------------     -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   Net income (loss), as reported................    $      15,770     $     (59,307)   $     (20,441)    $    (630,643)
   Deduct: Total stock-based employee
      compensation determined under fair value
      based method...............................            7,934            10,033           22,259            30,695
                                                     -------------     -------------    -------------     -------------
Pro forma net income (loss)......................    $       7,836     $     (69,340)   $     (42,700)    $    (661,338)
                                                     =============     =============    =============     =============

Income (loss) per share:
   Basic and diluted:
     As reported.................................    $        0.09     $      (0.36)    $      (0.12)     $      (3.85)
     Pro forma...................................    $        0.05     $      (0.42)    $      (0.26)     $      (4.04)

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

   2003 Nonstatutory Inducement Grant Stock Plan

     On September 9, 2003, we initiated the 2003 Nonstatutory Inducement Grant Stock Plan (the "2003 Plan"). The 2003 Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. The 2003 Plan terminates at the discretion of the Board of Directors. A total of 300,000 shares are reserved for issuance under the 2003 Stock Plan and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1.

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

A summary of the results from discontinued operations for the nine months ended September 30, 2003 and 2002 are as follows:

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                        2003          2002
                                                                                        ----          ----
                                                                                          (IN THOUSANDS)
Net sales .....................................................................      $ 34,636       $180,464
Gross profit ..................................................................         3,451         16,851
Operating income ..............................................................         3,455         10,093
Gain on sale of wafer fabrication services business ...........................        58,600             --
Other (income) expense ........................................................           (11)            44
Tax expense ($7.1 million associated with gain on sale of the business in 2003)         7,500          3,791
Net income from discontinued operations .......................................        54,566          6,258

A summary of the assets of our discontinued operations are as follows:

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        2003                  2002
                                                                        ----                  ----
                                                                              (IN THOUSANDS)
Accounts receivable .............................................      $   247               $23,025
Property, plant and equipment, net of accumulated depreciation of
     $8.4 million at December 31, 2002 ..........................           --                 2,605
                                                                       -------               -------
                                                                       $   247               $25,630
                                                                       =======               =======

4.    SPECIAL CHARGES

      Special charges during 2002 consist of the following:

                                                       THREE                      NINE
                                                    MONTHS ENDED              MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                        2002                      2002
                                                        ----                      ----
                                                               (IN THOUSANDS)
Impairment of long-lived assets (Note 6) .......      $     --                  $190,266
Impairment of goodwill (Note 5) ................            --                    73,080
Lease termination and other exit costs (Note 14)        13,819                    18,639
                                                      --------                  --------
                                                      $ 13,819                  $281,985
                                                      ========                  ========

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

The changes in the carrying value of goodwill by reporting unit are as follows:

                                                PACKAGING           TEST
                                                 SERVICES         SERVICES           TOTAL
                                                 --------         --------           -----
                                                               (IN THOUSANDS)
Balance as of January 1, 2003............     $     628,099    $         --      $     628,099
Translation adjustments..................             1,403              --              1,403
                                              -------------    -------------     -------------
Balance as of September 30, 2003.........     $     629,502    $         --      $     629,502
                                              =============    =============     =============

Balance as of January 1, 2002............     $     586,344    $      72,786     $     659,130
Goodwill acquired........................            35,845              --             35,845
Goodwill impairment......................               --           (73,080)          (73,080)
Translation adjustments..................             1,524              294             1,818
                                              -------------    -------------     -------------
Balance as of September 30, 2002.........     $     623,713    $         --      $     623,713
                                              =============    =============     =============

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

     Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of September 30, 2003, we disposed of $15.8 million of these assets.

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

     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered, the integrated device manufacturers' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We expected, at the time, that the demand for our test services on our existing technology platforms would no longer return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We expected, at the time, that the demand for these package types would no longer return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the charge were as follows:

                                                           CARRYING     FAIR    IMPAIRMENT
                                                            VALUE      VALUE      CHARGE
                                                           --------   --------  ----------
                                                                   (IN THOUSANDS)
Test assets:
  Property, plant and equipment and acquired intangibles   $ 95,400   $ 21,900   $ 73,500

Packaging assets:
  Property, plant and equipment ........................    157,700     59,600     98,100
                                                           --------   --------   --------
                                                           $253,100   $ 81,500   $171,600
                                                           ========   ========   ========

      An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

7.    ACQUISITIONS IN JAPAN AND TAIWAN

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

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

      In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. In January 2004 we are required to purchase the remaining 40% ownership interest of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the joint venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($9.0 million to $35.9 million based on the spot exchange rate at September 30, 2003). Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates January 2006.

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

      As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business (see Note 3), we entered into a series of transactions beginning in the second half of 2002:

      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5,700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean won (approximately $36.5 million at a spot exchange rate as of September 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion Korean won, or $18.3 million based on the spot exchange rate at September 30, 2003, consisting of principal.

      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, we sold our entire ownership interest in Acqutek (see Note 12). PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

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

      Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. For the three months ended March 31, 2003, we recorded a charge of $2.2 million to adjust for the value of the option as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

      On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for 21.8 billion Korean won ($18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share) and recorded an associated gain of $4.7 million during the three months ended September 30, 2003. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire June 2004 and is indexed to ASI's share price with a strike price of $2.62 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $4.4 million as of September 30, 2003 as a result of ASI's share price declining from 4,305 Korean won per share (or $3.69 per share based on the spot exchange rate at September 17, 2003) to 3,395 Korean won per share (or $2.95 per share based on the spot exchange rate at September 30, 2003), and we recorded the loss of $4.4 million during the three months ended September 30, 2003.

      The call options allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI's common stock destabilizes as it sold its investment in ASI's common stock into the market. If ASI's share price declines below the exercise price of the call option, then the net proceeds from the exercise of the September 17, 2003 option could be less than the $6.5 million we paid for the call option. All ownership rights and privileges associated with the 12 million shares of ASI's common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

      As of September 30, 2003, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

9.    INVENTORIES

      Inventories, net of reserves for excess and obsolete inventory of $19.7 million and $20.2 million at September 30, 2003 and December 31, 2002, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                         SEPTEMBER 30,   DECEMBER 31,
                                             2003            2002
                                         -------------   -------------
                                                (IN THOUSANDS)
Raw materials and purchased components   $      73,646   $      61,806
Work-in-process.......................          14,634          10,315
                                         -------------   -------------
                                         $      88,280   $      72,121
                                         =============   =============

10.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2003            2002
                                                    -------------   -------------
                                                           (IN THOUSANDS)
Land ............................................   $     110,818   $      88,744
Buildings and improvements.......................         546,012         537,288
Machinery and equipment..........................       1,607,238       1,512,191
Furniture, fixtures and other equipment..........         127,558         121,727
Construction in progress.........................             990           1,707
                                                    -------------   -------------
                                                        2,392,616       2,261,657
Less -- Accumulated depreciation and amortization      (1,414,207)     (1,295,319)
                                                    -------------   -------------
                                                    $     978,409   $     966,338
                                                    =============   =============

11.   ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                   SEPTEMBER 30,   DECEMBER 31,
                                       2003            2002
                                   -------------   -------------
                                          (IN THOUSANDS)
Patents and technology rights...   $      62,587   $      61,994
Less -- Accumulated amortization         (23,083)        (16,961)
                                   -------------   -------------
                                   $      39,504   $      45,033
                                   =============   =============

      Amortization expense was $2.0 million and $2.1 million for the three months ended September 30, 2003 and 2002, respectively. Amortization expense was $6.1 million and $5.3 million for the nine months ended September 30, 2003 and 2002, respectively. The estimated annual amortization expense for each of the next five years ending on December 31 is $8.0 million. The weighted average amortization period for the patents and technology rights is 8 years.

12.   INVESTMENTS

      Investments and noncurrent marketable securities are as follows:

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                       2003            2002
                                                                 -------------   -------------
                                                                        (IN THOUSANDS)
Marketable securities classified as available for sale:
   ASI (ownership of 12% and 21% at September 30, 2003
    and December 31, 2002, respectively) (see Note 8).........   $      43,414   $      77,450
  Other marketable securities classified as available for sale           3,867           4,590
                                                                 -------------   -------------
    Total marketable securities...............................          47,281          82,040
Equity investments (20% - 50% owned)..........................              --           1,195
                                                                 -------------   -------------
                                                                 $      47,281   $      83,235
                                                                 =============   =============

      Our investment in ASI is classified as available for sale in the table above. ASI was previously accounted for as an equity investment through March 24, 2003 (see Note 8).

      Included in other marketable securities classified as available for sale at December 31, 2002 was our investment in Acqutek. Acqutek is publicly traded on the Korean Stock Exchange. On September 17, 2003, our investment in Acqutek was sold at a loss of $0.3 million. We previously recorded, during the second quarter of 2003, a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considered to be other than temporary. Total purchases from Acqutek included in cost of revenue for the three months ended September 30, 2003 and 2002 were $4.8 million and $6.0 million, respectively. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2003 and 2002 were $11.5 million and $12.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

      Equity investment losses (gains), as recorded in our consolidated statements of income, are comprised of the following:

                                          FOR THE THREE     FOR THE NINE MONTHS ENDED
                                          MONTHS ENDED             SEPTEMBER 30,
                                          SEPTEMBER 30,   -----------------------------
                                               2002            2003             2002
                                          -------------   -------------   -------------
                                           (UNAUDITED)             (UNAUDITED)
Equity in loss of investees............   $     (12,532)  $      (3,555)  $     (24,737)
Loss on impairment of equity investment             --              --         (139,536)
Loss on equity investment..............          (1,767)            --           (1,767)
                                          -------------   -------------   -------------
                                          $     (14,299)  $      (3,555)  $    (166,040)
                                          =============   =============   =============

13.   ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2003            2002
                                                          -------------   -------------
                                                                 (IN THOUSANDS)
Accrued payroll........................................   $      39,169   $      29,295
Accrued income taxes...................................          32,709          48,787
Accrued interest.......................................          32,537          32,690
Other accrued expenses.................................          61,694          73,451
                                                          -------------   -------------
                                                          $     166,109   $     184,223
                                                          =============   =============

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

      The 2002 charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We completed the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $4.5 million and $6.1 million remained outstanding as of September 30, 2003 and December 31, 2002, respectively, and is reflected in accrued expenses. The outstanding liability is principally future lease payments of which $2.4 million is expected be paid during the remainder of 2003. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the nine months ended September 30, 2003, the restructuring reserve was reduced by $1.6 million for cash expenditures.

15.   DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------   -------------
                                                                                             (IN THOUSANDS)
New senior secured credit facilities:
    Term loan, LIBOR plus 4% due January 2006...................................   $     169,150   $          --
    $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005...              --              --
Old senior credit facilities:
    Term B loans, LIBOR plus 4% due September 2005..............................              --          97,118
    $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005....              --              --
9.25% Senior notes due May 2006.................................................              --         425,000
9.25% Senior notes due February 2008............................................         470,500         500,000
7.75% Senior notes due May 2013.................................................         425,000              --
10.5% Senior subordinated notes due May 2009....................................         200,000         200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share..............................................         250,000         250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share..............................................         258,750         258,750
Other debt......................................................................          66,605          77,845
                                                                                   -------------   -------------
                                                                                       1,840,005       1,808,713
Less -- Short-term borrowings and current portion of long-term debt                      (54,240)        (71,023)
                                                                                   -------------   -------------
                                                                                   $   1,785,765   $   1,737,690
                                                                                   =============   =============

      Interest expense related to short-term borrowings and long term debt is presented net of interest income of $1.3 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, in the accompanying consolidated statements of income. Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $5.0 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively, in the accompanying consolidated statements of income.

      On April 22, 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005.

The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. The term loan principal repayments are due $1.3 million, $1.7 million, $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. This new credit facility replaces the existing $196.9 million secured credit facility, which included a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the $96.9 million term loan outstanding under the existing credit facility and for general corporate purposes. In connection with the redemption of our term loan, we recorded a charge of $2.4 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs.

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

      In connection with the May 2003 offering of the $425 million senior notes due 2013 ("original notes"), we entered into a registration rights agreement with the initial purchasers of the original notes in which we agreed to use commercially reasonable efforts to commence an exchange offer for the original notes within 210 days of their issuance. In the exchange offer, the original note holders are entitled to exchange their original notes for exchange notes ("exchange notes"), with substantially identical terms as the original notes. The terms of the exchange notes are identical in all material respects to those of the original notes except the exchange notes will not be subject to transfer restrictions and holders of the exchange notes, with limited exceptions, will have no registration rights. We will issue registered exchange notes on or promptly after the expiration of the exchange offer. In July 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission to effect this exchange offer which became effective October 22, 2003.

      During 2003, we received board of director approval to purchase up to $150.0 million of the 9.25% senior notes due 2008, and we have been purchasing these notes in the open market. As of September 30, 2003, we purchased $29.5 million of the 9.25% senior notes due 2008 for which we recognized a loss on this retirement of debt of $1.6 million and a charge of $0.4 million for the associated unamortized deferred debt issuance costs during the three and nine months ended September 30, 2003.

      Other debt as of September 30, 2003 and 2002 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of September 30, 2003, the foreign debt had interest rates ranging from 1.0% to 4.35%. These debt instruments do not include significant financial covenants.

16.   EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three months ended September 30, 2003, we included approximately 4.8 million shares outstanding in the computation of diluted earnings per share. For the nine months ended September 30, 2003 and the three months and nine months ended 2002, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of September 30, 2003, the total number of potentially dilutive securities outstanding was 16.2 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of September 30, 2002, the total number of potentially dilutive securities outstanding was 14.8 million, 11.7 million and
3.9 million for outstanding options, convertible notes and warrants for common stock, respectively.

      For the three months ended September 30, 2003, basic and diluted EPS was calculated as follows:

                                                       WEIGHTED
                                       EARNINGS       AVG. SHARES     PER SHARE
                                     (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                    --------------   --------------   ----------
                                    (IN THOUSANDS)   (IN THOUSANDS)
Earnings Per Share - Three Months
   Ended September 30, 2003
      Basic earnings per share...   $       15,770          166,628   $     0.09
      Dilutive effect of options.               --            4,812           --
                                    --------------   --------------   ----------
      Dilutive earnings per share   $       15,570          171,440   $     0.09
                                    ==============   ==============   ==========

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

      We have indemnified members of our board of directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The indemnities are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain Directors and Officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at September 30, 2003. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

      In connection with the termination of AEI's status as an S Corporation, in 1998 we indemnified and agreed to hold harmless James Kim, our Chairman and Chief Executive Officer, and members of his family, against any U.S. federal or state income tax liability resulting from such persons being required to include in income amounts in excess of the income shown to be reportable on the original tax returns filed, as they relate to the previously existing S Corporation. The carrying amount recorded for this indemnification as of September 30, 2003 is $3.0 million. While it is reasonably possible that future payments may exceed amounts accrued, we recorded a net tax benefit during the three months ended September 30, 2003 of $10.4 million to reduce our tax accruals based on related tax periods no longer open. The maximum potential loss related to this indemnification is $8.0 million. No assets are held as collateral and no specific recourse provisions exist.

      As of September 30, 2003, we have outstanding $2.2 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

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

      Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the

U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. In conjunction with this matter, Fujitsu has recently filed a direct claim against us for damages. In response, we filed an answer to the complaint denying all liability to Fujitsu. More recently, we have been drawn into four additional actions related to this epoxy mold compound. In March 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. Atmel's complaint seeks indemnification from us for any damages incurred from the claims by Seagate Technology. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips' complaint seeks indemnification from us for any damages incurred from the claims by Maxtor Corporation. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. In August 2003 and September 2003, we were served with complaints filed by Maxim Integrated Products Inc., and Fairchild Semiconductor Corporation, respectively. Both parties are seeking damages related to our use of Sumitomo Bakelite Co., Ltd.'s epoxy mold compound in assembling their semiconductor packages. These cases are pending in the Superior Court of California, Santa Clara County. On September 5, 2003, we filed a pleading to have the Maxim case dismissed and are awaiting a hearing on that action. On October 31, 2003, we filed a pleading to have the Fairchild case dismissed and are awaiting a hearing on that action. If our motions against Fairchild and Maxim are not granted, we expect to fully deny all liability and to file cross-claims against Sumitomo Bakelite Co., Ltd.

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

      On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor was seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between Amkor and Motorola.

      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of Amkor and issued an Opinion and Order granting Amkor's motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003 Motorola filed an appeal in the Supreme Court of Delaware. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2003 and 2002 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

COMPANY OVERVIEW

      Amkor is one of the world's largest subcontractor of semiconductor packaging and test services. The company has built a leading position by:

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

      The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Atmel Corporation, Intel Corporation, LSI Logic Corporation, Mediatek Inc., Philips Electronics N.V., R.F. Microdevices, ST Microelectronics PTE, Sony Semiconductor Corporation, Toshiba Corporation and Xilinx, Inc. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

      We currently expect packaging and test revenue for the fourth quarter of 2003 to be around 5% to 8% higher than packaging and test revenues for the third quarter of 2003. We expect that fourth quarter of 2003 gross margin will be around 25%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. In addition, beginning in the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. Substrate material costs have stabilized at the higher price levels set during the second quarter of 2003. We have significantly enhanced our supply base and do not foresee substrate material availability as an ongoing issue. However, supply shortages may again occur in the future and in such an event, gross margins could be negatively impacted. Excluding the impact of our acquisition in Japan, average selling prices for 2002 declined 16% as compared to average selling prices in 2001. This decline in average selling prices significantly impacted our gross margins in 2002. Average selling prices have declined 3.0% during the first nine months of 2003 and, accordingly, the related impact to our revenues and gross margins has diminished in comparison to 2002.

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

      As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5,700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean won (approximately $36.5 million at a spot exchange rate as of September 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion Korean won, or $18.3 million based on the spot exchange rate at September 30, 2003, consisting of principal.
      - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, we sold our entire ownership interest in Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.
      - On February 28, 2003, we sold our wafer fabrication services business to ASI for total consideration of $62.0 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

      Due to the protracted downturn in the semiconductor industry, we made the decision to sell our wafer fabrication services business in order to redeploy the proceeds from that sale into our primary business of semiconductor assembly and test. This decision was further supported by the fact that we had no assurances that ASI would have the financial resources and capability to provide the next generation of technology to serve our customer needs. The opportunity to divest ourselves of the business arose in connection with our sale of the ASI shares to Dongbu. As part of that transaction, it was agreed that Dongbu and we would enter into negotiations, upon completion of the share sale, to determine the terms and conditions on which we would sell the business to ASI. The sale was completed on February 28, 2003, thereby completing another step towards our stated goal of monetizing all of our interests in ASI. As of that date, we reduced our ownership interest in ASI from 42% to 16%. As of September 30, 2003, we own 12% of ASI.

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

      Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. For the three months ended March 31, 2003, we recorded a charge of $2.2 million to adjust for the value of the option as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

      On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for 21.8 billion Korean won ($18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share) and recorded an associated gain of $4.7 million during the three months ended September 30, 2003. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire June 2004 and is indexed to ASI's share price with a strike price of $2.62 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $4.4 million as of September 30, 2003 as a result of ASI's share price declining from 4,305 Korean won per share (or $3.69 per share based on the spot exchange rate at September 17, 2003) to 3,395 Korean won per share (or $2.95 per share based on the spot exchange rate at September 30, 2003), and we recorded the loss of $4.4 million during the three months ended September 30, 2003.

      The call options allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI's common stock destabilizes as it sold its investment in ASI's common stock into the market. If ASI's share price declines below the exercise price of the call option, then the net proceeds from the exercise of the September 17, 2003 option could be less than the $6.5 million we paid for the call option. All ownership rights and privileges associated with the 12 million shares of ASI's common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

      As of September 30, 2003, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

      In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek.
On September 17, 2003, our investment in Acqutek was sold at a loss of $0.3 million. We previously recorded, during the second quarter of 2003, a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considerd to be other than temporary. Total purchases from Aqutek included in cost of revenue for the three months ended
September 30, 2003 and 2002 were $4.8 million and $6.0 million, respectively. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2003 and 2002 were $11.5 million and $12.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

Special Charges

      During the second and third quarter of 2002, we recorded $282.0 million of special charges. Special charges were comprised of:

                                              THREE           NINE
                                          MONTHS ENDED    MONTHS ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,
                                              2002             2002
                                          ------------   -------------
                                                (IN THOUSANDS)
Impairment of long-lived assets            $     --        $190,266
Impairment of goodwill                           --          73,080
Lease termination and other exit costs       13,819          18,639
                                           --------        --------
                                           $ 13,819        $281,985
                                           ========        ========

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

      Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of September 30, 2003, we disposed of $15.8 million of these assets.

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

      As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the this charge were as follows:

                                                                 CARRYING      FAIR      IMPAIRMENT
                                                                  VALUE        VALUE        CHARGE
                                                                  -----        -----        ------
                                                                           (IN THOUSANDS)
Test assets:
     Property, plant and equipment and acquired intangibles     $ 95,400     $ 21,900      $73,500

Packaging assets:
     Property, plant and equipment                               157,700       59,600       98,100
                                                                --------     --------     --------
                                                                $253,100     $ 81,500     $171,600
                                                                ========     ========     ========

      An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. We estimated that depreciation expense would be reduced by approximately $77 million during the twelve month period following the second quarter of 2002. The impact to depreciation expense diminishes quarterly as these assets reach the end of their respective useful lives.

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

Change in Depreciation

      We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter 2002 impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by approximately $17 million in the fourth quarter of 2002. This change reduced depreciation expense by approximately $15 million and $46 million, respectively, for the three and nine months ended September 30, 2003. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

-     historical experience;

-     expected future cash flows;

-     prevailing industry practice;

-     consultations with an independent appraisal firm; and

-     consultations with equipment manufacturers.

      We believe that our principal competitors depreciate their packaging assets over periods of six to eight years.

Our 2002 Acquisitions

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years.

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

Our Venture with Toshiba Corporation

      As of January 1, 2001, Amkor Iwate Corporation commenced operations with the acquisition of a packaging and test facility at a Toshiba factory located in the Iwate prefecture in Japan. We currently own 60% of Amkor Iwate and Toshiba owns the balance of the outstanding shares. In January 2004 we are required to purchase the remaining 40% ownership interest of Amkor Iwate from Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($9.0 million to $35.9 million based on the spot exchange rate at September 30, 2003). We currently estimate the cash payments for the remaining 40% ownership interest will range from $10 million to $15 million. This amount includes a payment of $2.0 million to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                ---------------------       ---------------------
                                                   2003        2002            2003        2002
                                                ---------     -------       ---------    ---------
                                                    (UNAUDITED)                  (UNAUDITED)
Net revenues                                     100.0%      100.0%           100.0%       100.0%
Gross profit                                      23.9        12.1             19.4          3.3
Operating income (loss)                           11.2        (5.3)             5.7        (40.4)
Income (loss) before income taxes, equity
   investment losses, minority interest and
   discontinued operations                         2.5       (14.8)            (6.6)       (51.4)
Income (loss) from continuing operations           3.7       (15.6)            (6.6)       (61.7)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Net Revenues. Packaging and test net revenues increased 7.7% to $423.8 million in the three months ended September 30, 2003 from $393.6 million in the three months ended September 30, 2002.

      The increase in packaging and test net revenues for the three months ended September 30, 2003, excluding the impact of our acquisitions in Japan, was principally attributed to a 15.8% increase in overall unit volumes as compared to the same period a year ago, partially offset by declines in average selling prices. This overall unit volume increase was driven by a 19.4% increase in advanced leadframe and laminate packages as a result of a broad-based increase in demand, and an 11.1% increase in our traditional leadframe business. Our Japanese joint venture, Amkor Iwate, provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement on a cost plus basis during the term of the joint venture. Accordingly, the revenues associated with this facility fluctuate proportionately with its costs. The revenues of Amkor Iwate for the three months ended September 30, 2003 increased $0.1 million compared to the three months ended September 30, 2002.

      Gross Profit. Gross profit increased $53.9 million, to a gross profit of $101.4 million in the three months ended September 30, 2003 from a gross profit of $47.5 million in the three months ended September 30, 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin.

      Gross margins, as a percentage of sales, increased to 23.9% in the three months ended September 30, 2003 from 12.1% in the three months ended September 30, 2002. The improvement of 11.8% is principally a result of the following:

- 12.3% is attributable to increases in the gross margins in our factories in Korea and the Philippines due to a reduction of $23.3 million in depreciation costs, increased capacity utilization as a result of increased unit volumes and cost savings initiatives. Approximately $15.0 million of the reduction in depreciation expense was the result of a change in the estimated useful lives of certain assembly equipment effective in the fourth quarter of 2002. The remaining decrease in depreciation costs is due to assets reaching fully depreciated status.

- Material cost savings contributed approximately 2.9% to the increase in gross margins.

- Our operations in Taiwan and China contributed approximately 2.3% to the increase in gross margin primarily attributable to increased capacity utilization as a result of increased unit volumes.

      The positive impacts on gross margins were partially offset by:

- Average selling price erosion across our product lines caused an estimated 5.2% decline in gross margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.2%, to $45.0 million, or 10.6% of net revenues, in the three months ended September 30, 2003 from $45.1 million, or 11.5% of net revenues, in the three months ended September 30, 2002.

      Research and Development. Research and development expenses decreased $0.8 million to $6.8 million, or 1.6% of net revenues, in the three months ended September 30, 2003 from $7.6 million, or 1.9% of net revenues, in the three months ended September 30, 2002. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of leading-edge technologies. Such technologies include 3D and stacked die packaging, System-in-Package, MicroLeadframe(TM) technology, micro-electromechanical system ("MEMS"), memory and I/O cards, Flip Chip interconnection solutions, camera modules and nanotechnologies.

      Other Expense (Income). Other expenses, net decreased $0.6 million, to $37.0 million, or 8.7% of net revenues, in the three months ended September 30, 2003 from $37.6 million, or 9.5% of net revenues.

      Equity Investment Losses. Our earnings included our share of losses in our equity affiliates in the three months ended September 30, 2002 of $12.5 million. This amount primarily was the result of our investment in ASI prior to March 24, 2003 when our ownership percentage in ASI was reduced to 16% and we ceased the equity method of accounting for our ASI investment.

      During the three months ended September 30, 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu.

      Income Taxes. During the third quarter of 2003, we recorded a $6.9 million tax benefit from continuing operations. The $6.9 million tax benefit is the result of a net reduction in our tax accruals of $10.4 million related to tax periods that have closed, offset by $3.5 million of tax expense related to foreign income from our continuing operations.

      We will resume the recognition of deferred tax assets upon returning to sustained profitability in certain jurisdictions. We anticipate recognizing approximately $5.0 million in foreign tax expense for the remainder of 2003. As of September 30, 2003, we had U.S. net operating losses totaling approximately $400 million expiring between 2021 and 2022. Additionally, as of September 30, 2003, we had approximately $53 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Net Revenues. Net revenues increased $111.9 million, or 10.8%, to $1,144.9 million in the nine months ended September 30, 2003 from $1,033.0 million in the nine months ended September 30, 2002.

      Overall unit volumes, excluding the impact of our acquisitions in Japan, increased 14.5% which was driven by a 24.2% increase for advanced leadframe and laminate packages and a 3.3% increase in our traditional leadframe business. The impact of unit volume increases was partially offset by declines in average selling prices. The revenues of our Japanese acquisition, Amkor Iwate, for the nine months ended September 30, 2003 increased $13.8 million compared to the nine month ended September 30, 2002, driven by increased volumes, partially offset by the impact of the May 26, 2003 earthquake in northern Japan. Net revenues from our operations in Taiwan and China increased $41.0 million in net revenues for the nine months ended September 30, 2003.

      Gross Profit (Loss). Gross profit increased $187.8 million to a gross profit of $222.2 million in the nine months ended September 30, 2003 from a gross profit of $34.4 million in the nine months ended September 30, 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates have a significant effect on our gross margin.

      Gross margins as a percentage of net revenues increased 16.1% to 19.4% in the nine months ended September 30, 2003 as compared to 3.3% in the nine months ended September 30, 2002 principally as a result of the following:

- Gross margins in our factories in Korea and the Philippines increased 12.4% due to a reduction of $102.8 million in depreciation costs, increased capacity utilization as a result of increased unit volumes and cost savings initiatives. Approximately $26.3 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $45.8 million was the result of a change in the estimated useful lives of certain assembly equipment effective in the fourth quarter of 2002. The remaining decrease in depreciation costs is due to assets reaching fully depreciated status.

- Material cost savings that contributed approximately 3.5% to the increase in gross margins.

- Our operations in Taiwan and China contributed approximately 2.9% to the increase in gross margin primarily attributable to increased capacity utilization as a result of unit volumes.

      The positive impacts on gross margins were partially offset by:

- Average selling price erosion across our product lines caused an estimated 2.4% decline in gross margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million, or 4.2%, to $131.8 million, or 11.5% of net revenues, in the nine months ended September 30, 2003 from $137.6 million, or 13.3% of net revenues, in the nine months ended September 30, 2002. The decrease in these costs was principally due to decreased administrative overhead in our facilities, primarily in Korea and Taiwan, as a result of our cost reduction initiatives in the first and second quarters of 2002.

      Research and Development. Research and development expenses decreased $5.1 million to $19.5 million, or 1.7% of net revenues, in the nine months ended September 30, 2003 from $24.5 million, or 2.4% of net revenues, in the nine months ended September 30, 2002. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources in the development of leading-edge technologies. Such technologies include 3D and stacked die packaging, System-in-Package, MicroLeadframe(TM) technology, micro-electromechanical system ("MEMS"), memory and I/O cards, Flip Chip interconnection solutions, camera modules and nanotechnologies.

      Other (Income) Expense. Other expenses, net increased $28.2 million, to $141.1 million, or 12.3% of net revenues, in the nine months ended September 30, 2003 from $112.9 million, or 10.9% of net revenues, in the nine months ended September 30, 2002. The net increase in other expenses was primarily the result of $32.6 million of debt retirement costs incurred during the second and third quarter in connection with our new $200 million senior secured credit facility, our $425.0 million senior notes and our $500 million senior note. The debt retirement costs were comprised of $21.3 million of redemption premium payments included in other expense (income), and $11.3 million of costs included in interest expense primarily related to unamortized deferred debt issuance costs. This increase was partially offset by a $3.5 million decrease in other interest expense.

      Equity Investment Losses. Our earnings included our share of losses in our equity affiliates, principally ASI, in the nine months ended September 30, 2003 of $3.6 million compared to $24.7 million in the nine months ended September 30, 2002. On March 24, 2003, we divested 7 million shares of ASI, which reduced our ownership percentage in ASI to 16% and we ceased equity method of accounting.

      Also, during the three months ended March 31, 2002 and June 30, 2002, we recorded $96.6 million and $43.0 million, respectively, of impairment charges to reduce the carrying value of our investment in ASI to ASI's market value.

      Income Taxes. During the nine months ended September 30, 2003, we recorded a $6.1 million tax benefit from continuing operations. The $6.1 million tax benefit is the result of a reduction in our tax accruals of $10.4 million related to tax periods that have closed and a $7.5 million tax benefit related to the loss from continuing operations, offset by foreign tax expense of $11.8 million. The $7.5 million tax benefit related to the loss from continuing operations was offset by $7.5 million of current tax expense in discontinued operations.

      We will resume the recognition of deferred tax assets when we return to sustained profitability in certain jurisdictions. We anticipate recognizing approximately $5.0 million in foreign tax expense for the remainder of 2003. As of September 30, 2003, we had U.S. net operating losses totaling approximately $400 million expiring between 2021 and 2022. Additionally, as of September 30, 2003, we had approximately $53 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

      Semiconductor industry analysts have forecasted significant growth in the semiconductor industry in 2003 and 2004. The fourth calendar quarter is typically a seasonally higher quarter for Amkor as compared to the third quarter. On the basis of customers' forecasts, we currently expect packaging and test revenue for the fourth quarter of 2003 to be around 5% to 8% higher than packaging and test revenues for the third quarter of 2003. We expect that gross margin will be around 25% in the fourth quarter of 2003.

      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the nine months ended September 30, 2003 and 2002 were as follows:

                                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        2003           2002           2003             2002
                                                                        ----           ----           ----             ----
                                                                         (IN THOUSANDS)                 (IN THOUSANDS)
Net cash provided by continuing operation activities                $  45,901       $  48,050       $ 100,009       $  49,422
Net cash used in continuing investing activities                      (30,796)         26,218         (95,365)        (34,767)
Net cash provided by (used in) continuing financing activities        (23,007)        (16,977)          8,455         (13,798)
Net cash provided by discontinued operations                               60          17,363          13,633          33,219

      Our cash and cash equivalents balance as of September 30, 2003 was $340.5 million. Our ongoing primary cash needs are for debt service, principally interest, equipment purchases and working capital. Additionally, we may require cash to consummate business combinations to diversify our geographic operations and expand our customer base.

      On October 17, 2003, we amended certain covenants under our $200.0 million senior secured credit facility as follows:

      - our maximum annual capital expenditures have been increased to the greater of (i) $250 million or (ii) 50% of EBITDA (as defined), not to exceed $350 million,

      - we are permitted to repurchase or redeem any senior notes, senior subordinated notes or convertible notes with the net cash proceeds of equity offerings,

      - the basket for permitted investments has been increased from $25 million to $50 million, and

      - the annual basket for repurchases or redemptions of senior notes from cash (including proceeds of ASI shares) can be rolled over (to the extent unused) from year to year up to an aggregate amount of $300 million, of which up to $25 million may alternatively be used to repurchase or redeem senior subordinated notes or convertible notes.

      In May 2003, we sold $425.0 million of 7.75% senior notes due May 2013. We sold these notes to qualified institutional buyers and used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes bear interest at the rate of 7.75% annually and interest payments are due semi-annually. In connection with the redemption, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid in the redemption, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs.

      In April 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. These interest rates are subject to downward or upward adjustment according to respective improvements or deteriorations in our senior secured debt ratings. The term loan principal repayments are due $1.3 million, $1.7 million, $125.4 million and $41.6 million in 2003, 2004, 2005 and 2006, respectively. In addition, the credit facility includes certain affirmative, negative and financial covenants (including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures) and events of default, which are customary for credit facilities of this type. This new credit facility replaced the existing $196.9 million senior secured credit facility, which included a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the previously existing $96.9 million term loan outstanding and for general corporate purposes.

      In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of September 30, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.

      We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2003, we had total debt of $1,840.0 million. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the nine months ended September 30, 2003, interest expense payable in cash was $108.5 million.

      We received board of director approval to purchase up to $150.0 million of the 9.25% senior notes due 2008, and we have been purchasing these notes in the open market. As of September 30, 2003, we have purchased $29.5 million of the 9.25% senior notes due 2008 for which we have recognized a loss on the retirement of debt of approximately $1.6 million and a charge of $0.4 million for the associated unamortized deferred debt issuance costs in the three and nine months ended September 30, 2003.

      We expect to spend up to $200.0 million in capital expenditures in 2003, focused on fine pitch wirebonders, testers and related equipment in response to strengthening demand for advanced assembly and test solutions. During the nine months ended September 30, 2003 and 2002, we made capital expenditures of $148.2 million and $82.3 million, respectively.

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million on the date of payment. We are withholding payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan financed by a short-term note payable to Toshiba of $21.1 million and $47.0 million in other financing from a Toshiba affiliate. We currently own 60% of Amkor Iwate and Toshiba owns the remaining 40% ownership interest, which we are required to purchase in January 2004. The share purchase price will be determined based on the historical performance of the joint venture, but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($9.0 million to $35.9 million based on the spot exchange rate at September 30, 2003). We currently estimate the cash payments for the remaining 40% ownership interest will range from $10.0 million to $15.0 million. This amount includes a payment of $2.0 million to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis during the term of the joint venture and subsequently at market based rates. The supply agreement with Toshiba's Iwate factory terminates two years subsequent to our acquisition of Toshiba's ownership interest in Amkor Iwate.

      As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

      - In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group for 5,700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion Korean won (approximately $36.5 million at a spot exchange rate as of September 30, 2003) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of
              which are Korean corporations and are collectively referred herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion Korean won, or $18.3 million based on the spot exchange rate at September 30, 2003, consisting of principal.

            - In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division ("PMD") of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, we sold our entire ownership interest in Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

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

      Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. As of March 24, 2003, we consummated a series of transactions proposed by the financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date, or $2.81 per share). We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. For the three months ended March 31, 2003, we recorded a charge of $2.2 million to adjust for the value of the option as a result of ASI's share price declining from 3,511 Korean won per share, or $2.81 per share, at March 24, 2003 to 3,150 Korean won at March 31, 2003. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds, and for the three months ended June 30, 2003 we recorded a gain of $1.0 million related to the excess amount of the exercise proceeds above the nondeliverable call option's book value.

      On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for 21.8 billion Korean won ($18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share) and recorded an associated gain of $4.7 million during the three months ended September 30, 2003. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. The call option is scheduled to expire June 2004 and is indexed to ASI's share price with a strike price of $2.62 per share, or approximately 70% of the then market value of ASI's common stock. The value of the option declined $4.4 million as of September 30, 2003 as a result of ASI's share price declining from 4,305 Korean won per share (or $3.69 per share based on the spot exchange rate at September 17, 2003) to 3,395 Korean won per share (or $2.95 per share based on the spot exchange rate at September 30, 2003), and we recorded the loss of $4.4 million during the three months ended September 30, 2003.

      The call options allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI's common stock destabilizes as it sold its investment in ASI's common stock into the market. If ASI's share price declines below the exercise price of the call option, then the net proceeds from the exercise of the September 17, 2003 option could be less than the $6.5 million we paid for the call option. All ownership rights and privileges associated with the 12 million shares of ASI's common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

      As of September 30, 2003, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

      In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, our investment in Acqutek was sold at a loss of $0.3 million. We previously recorded, during the second quarter of 2003, a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considered to be other than temporary. Total purchases from Acqutek included in cost of revenue for the three months ended September 30, 2003 and 2002 were $4.8 million and $6.0 million, respectively. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2003 and 2002 were $11.5 million and $12.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

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

      Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect. As of September 30, 2003 and 2002, the accrual for current taxes and estimated additional taxes was $32.7 million and $51.9 million, respectively. While it is reasonably possible that future payments may exceed amounts accrued, we recorded a net tax benefit during the three months ended September 30, 2003 of $10.4 million to reduce our tax accruals based on related tax periods no longer open. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

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

      Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter of 2002 that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. We will resume the recognition of deferred tax assets when we return to sustained profitability in certain jurisdictions. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation. As of September 30, 2003, we had U.S. net operating losses totaling approximately $400 million expiring between 2021 and 2022. Additionally, as of September 30, 2003, we had approximately $53 million of non-U.S. net operating losses available for carryforward, expiring between 2003 and 2012.

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

      Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of September 30, 2003, we disposed of $15.8 million of the $19.8 million identified assets, and intend to sell the remaining balance of these items by December 31, 2003.

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

      Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered, the integrated device manufacturers' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expect that the demand for our test services on our existing technology platforms will return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expect that the demand for these package types will return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

      As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the charge were as follows:

                                                                CARRYING       FAIR       IMPAIRMENT
                                                                  VALUE        VALUE        CHARGE
                                                                --------     --------     --------
                                                                          (IN THOUSANDS)
Test assets:
     Property, plant and equipment and acquired intangibles     $ 95,400     $ 21,900     $ 73,500

Packaging assets:
      Property, plant and equipment                              157,700       59,600       98,100
                                                                --------     --------     --------
                                                                $253,100     $ 81,500     $171,600
                                                                ========     ========     ========

      An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. We estimated that depreciation expense would be reduced by approximately $77 million during the twelve month period following the second quarter of 2002. The impact to depreciation expense will diminish quarterly as these assets reach the end of their respective useful lives.

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

      Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by approximately $17 million in the fourth quarter of 2002. This change reduced depreciation expense by approximately $15 million and $46 million, respectively, for the three and nine months ended September 30, 2003. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

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

      Evaluation of Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The weakness in the semiconductor industry has affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu. At January 1, 2002 Amkor owned
47.7 million shares or 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. On March 24, 2003, we sold an additional 7 million shares of ASI common stock to an financial institution for 24.4 billion Korean won ($19.5 million based on the spot exchange rate as of the transaction date) which approximates the carrying value of those shares. As of March 24, 2003, we owned
19.7 million shares of ASI, or 16%
of ASI's voting stock. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for 21.8 billion Korean won ($18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share). We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

      In connection with the 2002 disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million. Acqutek supplies materials to the semiconductor industry and is a publicly traded company in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, our investment in Acqutek was sold at a loss of $0.3 million. We previously recorded, during the second quarter of 2003, a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considered to be other than temporary. Total purchases from Acqutek included in cost of revenue for the three months ended September 30, 2003 and 2002 were $4.8 million and $6.0 million, respectively. Total purchases from Acqutek included in cost of revenue for the nine months ended September 30, 2003 and 2002 were $11.5 million and $12.5 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

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

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business. We experienced significant recovery in most of our packaging services during 2002 and the nine months ended September 30, 2003. Visibility is improving in light of customer forecasts and positive trends are forming. During the three months ended September 30, 2003, a large number of customers over-supported their forecasts as demand materialized faster than initially projected. However, there still remains some uncertainty as to the sustainability of these trends. If industry conditions do not continue to improve, we could sustain significant losses which could materially impact our business including our liquidity.

FLUCTUATIONS IN OPERATING RESULTS -- OUR RESULTS HAVE VARIED AND MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL.

      Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs. Our operating results have varied significantly from period to period. During the three year period ended December 31, 2002 and the nine months ended September 30, 2003, our revenues, gross margins and operating income have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:

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

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

      Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During the three and nine months ended September 30, 2003, as compared to the comparable prior year periods, the decline in average selling prices eroded margins by 5.2% and 2.4%, respectively. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of September 30, 2003, total debt was $1,840.0 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

      In January 2004 we are required to purchase the remaining 40% ownership interest of Amkor Iwate currently owned by Toshiba. The share purchase price will be determined based on the performance of the venture during the three-year period but cannot be less than 1 billion Japanese yen and cannot exceed 4 billion Japanese yen ($9.0 million to $35.9 million based on the spot exchange rate at September 30, 2003). We currently estimate the cash payments for the remaining 40% ownership interest will range from $10 million to $15 million. This amount includes an estimated payment of $2 million to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility.

      We were required to pay to Citizen Watch Co., Ltd. 1.7 billion Japanese yen in deferred purchase price and other contingent payments in connection with our purchase of the semiconductor packaging business of Citizen Watch Co, Ltd. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition.

      In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of September 30, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:

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

INVESTMENT IN ASI -- OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY DECREASES IN THE PRICE OF ASI'S COMMON STOCK.

      At September 30, 2003 we owned 14.7 million shares, or 12%, of ASI's voting stock. We currently account for our investment in ASI as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value. In addition, in the event of a decline in the market value of the ASI stock that is not temporary, we will be required to record a charge to earnings for the unrealized loss, and a new cost basis for the stock will be established.

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

      As a result of our geographic expansion we have experienced, and may continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own manufacturing, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions and expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

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

      Beginning in the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. Substrate material costs have stabilized at the higher price levels set during the second quarter of 2003.

We have significantly enhanced our supply base and do not foresee substrate material availability as an ongoing issue. However, supply shortages may again occur in the future and in such an event, gross margins could be negatively impacted.

INCREASED LITIGATION INCIDENT TO OUR BUSINESS -- OUR BUSINESS MAY SUFFER AS A RESULT OF OUR INVOLVEMENT IN VARIOUS LAWSUITS.

      Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. In conjunction with this matter, Fujitsu has recently filed a direct claim against us for damages. In response, we filed an answer to the complaint denying all liability to Fujitsu. More recently, we have been drawn into four additional actions related to this epoxy mold compound. In March 2003, we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. Atmel's complaint seeks indemnification from us for any damages incurred from the claims by Seagate Technology. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips' complaint seeks indemnification from us for any damages incurred from the claims by Maxtor Corporation. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. In August 2003 and September 2003, we were served with complaints filed by Maxim Integrated Products Inc., and Fairchild Semiconductor Corporation, respectively. Both parties are seeking damages related to our use of Sumitomo Bakelite Co., Ltd.'s epoxy mold compound in assembling their semiconductor packages. These cases are pending in the Superior Court of California, Santa Clara County. On September 5, 2003, we filed a pleading to have the Maxim case dismissed and are awaiting a hearing on that action. On October 31, 2003, we filed a pleading to have the Fairchild case dismissed and are awaiting a hearing on that action. If our motions against Fairchild and Maxim are not granted, we expect to fully deny all liability and to file cross-claims against Sumitomo Bakelite Co., Ltd.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

      As of September 30, 2003, we held 274 U.S. patents and had 187 pending patents. In addition to the U.S. patents, we held 743 patents in foreign jurisdictions. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

      As of September 30, 2003, Mr. James Kim and members of his family beneficially owned approximately 43.7% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

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

Foreign Currency Risks

      Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, and Taiwanese dollar and Chinese renminbi The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our use of derivatives instruments including forward exchange contracts has been insignificant during the nine months ended September 30, 2003, and throughout 2002 and 2001, and it is expected that our use of derivative instruments will continue to be minimal.

      Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables and accrued expenses. Based on our portfolio of foreign currency based financial instruments at September 30, 2003, a 20% change in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk:

                                                (000S)  CHART OF FOREIGN CURRENCY RISK
                                --------------------------------------------------------------------
                                PHILIPPINE      KOREA         TAIWANESE      JAPANESE       CHINESE
                                  PESO           WON           DOLLAR          YEN          RENMINBI
                                ----------     -------        ---------      --------       --------
                                                          (IN THOUSANDS)
As of September 30, 2003        $ 3,304        $10,132        $ 2,298        $    46        $   676

As of September 30, 2002        $ 2,964        $15,073        $ 2,277        $   416        $   907

Interest Rate Risks

      We are exposed to interest rate risk with respect to our long-term debt. As of September 30, 2003, we had a total of $1,840.0 million of debt of which 87.6% was fixed rate debt and 12.4% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included a term loan and a $30.0 million revolving line of credit of which no amounts were drawn as of September 30, 2003. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2002 we had a total of $1,808.9 million of debt of which 91% was fixed rate debt and 9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2003.

                                               YEAR ENDING DECEMBER 31,
                          ----------------------------------------------------------------
                             2003         2004        2005         2006           2007
                          ---------    ---------    --------    -----------    -----------
Long-term debt:
  Fixed rate debt         $   4,407    $   1,674    $   874     $   250,316    $   258,750
  Average interest rate         4.0%         4.0%       4.0%            5.7%           5.0%

  Variable rate debt      $  46,785    $   3,183    $ 89,985    $    86,263    $       824
  Average interest rate         1.5%         4.4%        4.9%           4.9%           2.6%

                                                             FAIR
                           THEREAFTER        TOTAL           VALUE
                          ------------    ------------    ----------
Long-term debt:
  Fixed rate debt         $  1,095,500    $  1,611,521    $1,638,932
  Average interest rate            8.9%            7.8%

  Variable rate debt      $      1,444    $    228,484    $  228,484
  Average interest rate            2.7%            4.2%

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

ITEM 4.  CONTROLS AND PROCEDURES

      (a) Amkor carried out an evaluation as of the end of the quarter covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

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

      Recently, we have become party to an increased number of litigation matters, relative to historic levels. Much of the recent increase in litigation relates to an allegedly defective epoxy mold compound formerly used in some of our products. In 2002, we were served with a third party complaint in an action between Fujitsu Limited and Cirrus Logic, Inc., in which Fujitsu alleged that semiconductor devices it purchased from Cirrus Logic were defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. This case is pending in the

U.S. District Court for the Northern District of California. The complaint, as amended to date, alleges damages in excess of $100 million, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. Cirrus Logic filed a third party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of the third party complaint, we filed an answer denying all liability, and our own third party complaint against Sumitomo Bakelite Co., Ltd., the Japanese manufacturer of the allegedly defective epoxy mold compound. In conjunction with this matter, Fujitsu has recently filed a direct claim against us for damages. In response, we filed an answer to the complaint denying all liability to Fujitsu. More recently, we have been drawn into four additional actions related to this epoxy mold compound. In March 2003 we were served with a cross-complaint in an action between Seagate Technology and Atmel Corporation. Atmel's complaint seeks indemnification from us for any damages incurred from the claims by Seagate Technology. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective mold compound. No trial date has been set in this case, which is pending in the Superior Court of California, Santa Clara County. In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation and Koninklijke Philips Electronics ("Philips"). Philips' complaint seeks indemnification from us for any damages incurred from the claims by Maxtor Corporation. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite Co., Ltd., alleging, among other things, that Sumitomo Bakelite Co., Ltd. breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite Co., Ltd. A trial date has been set for April 2004 and this case is pending in the Superior Court of California, Santa Clara County. In August 2003 and September 2003, we were served with complaints filed by Maxim Integrated Products Inc., and Fairchild Semiconductor Corporation, respectively. Both parties are seeking damages related to our use of Sumitomo Bakelite Co., Ltd.'s epoxy mold compound in assembling their semiconductor packages. These cases are pending in the Superior Court of California, Santa Clara County. On September 5, 2003 we filed a pleading to have the Maxim case dismissed and are awaiting a hearing on that action. On October 31, 2003 we filed a pleading to have the Fairchild case dismissed and are awaiting a hearing on that action. If our motions against Fairchild and Maxim are not granted, we expect to fully deny all liability and to file cross-claims against Sumitomo Bakelite Co., Ltd.

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

      On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, Amkor was seeking declaratory judgment relating to a controversy between Amkor and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to Amkor of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to Amkor of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) Amkor's obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between Amkor and Motorola.

      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003 the Superior Court of Delaware ruled in favor of Amkor and issued an Opinion and Order granting Amkor's motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      At Amkor Technology, Inc.'s Annual Meeting of Stockholders held on July 30, 2003 the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

                                                                   NUMBER OF SHARES
                                                              VOTED FOR          WITHHELD
                                                              ---------          --------
James J. Kim............................................     135,126,245         1,273,814
John N. Boruch..........................................     135,919,769           480,290
Winston J. Churchill....................................     133,402,660         2,999,399
Thomas D. George........................................     134,046,682         2,353,377
Gregory K. Hinckley.....................................     135,282,647         1,117,412
Juergen Knorr...........................................     135,917,790           482,269
John B. Neff............................................     135,287,038         1,113,021
James W. Zug............................................     134,958,736         1,441,323

2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the company for the current year. Votes totaled 135,521,733 for, 859,081 against and 19,245 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
10.1           2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.

10.2           Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17,
               2003.

12.1           Computation of Ratio of Earnings to Fixed Charges.

31.1           Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc.,
               Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

31.2           Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc.,
               Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

32             Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

      We filed or furnished the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended September 30, 2003:

      Current Report on Form 8-K dated July 28, 2003 (filed July 29, 2003), Items 7 and 12 - related to a press release dated July 28, 2003 announcing our financial results for the quarter ended June 30, 2003.

      Current Report on Form 8-K dated July 28, 2003 (filed August 1, 2003), Items 7 and 12 - related to the transcript of the second quarter 2003 earnings conference call held on July 28, 2003.

      Current Report on Form 8-K/A, Amendment No. 2, dated April 30, 2003 (filed August 22, 2003), Item 5 - to amend Form 8-K/A, Amendment No. 1 dated May 21, 2003 (filed May 21, 2003).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

                              By:/s/ KENNETH T. JOYCE
                                 -----------------------------------------------
                              Kenneth T. Joyce
                              Chief Financial Officer
                              (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

Date:  November 3, 2003