Form 10-K
period 2003-12-31
AMKOR TECHNOLOGY INC
filed 2004-03-04
CIK 1047127

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, was approximately
$1,221,523,820.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2004, was as follows: 174,644,250 shares of Common Stock, $0.001 par value.

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I ................................................................................................           3
     Item 1.    Business................................................................................          3
     Item 2.    Properties..............................................................................         14
     Item 3.    Legal Proceedings.......................................................................         16
     Item 4.    Submission of Matters to a Vote of Security Holders.....................................         18

PART II.................................................................................................         19
     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................         19
     Item 6.    Selected Financial Data.................................................................         21
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................................         23
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................         48
     Item 8.    Financial Statements and Supplementary Data.............................................         48
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................................         85
     Item 9A.   Controls and Procedures.................................................................         85

PART III................................................................................................         86
     Item 10.   Directors and Executive Officers of the Registrant......................................         86
     Item 11.   Executive Compensation..................................................................         90
     Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.....................................................................         95
     Item 13.   Certain Relationships and Related Transactions..........................................         97
     Item 14.   Principal Accountant Fees and Services..................................................         99

PART IV.................................................................................................        100
     Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................        100

     All references in this annual report to "Amkor," "we," "us," "our" or the "company" are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as "Korea." All references in this annual report to "ASI" are to Anam Semiconductor, Inc. and its subsidiaries. As of December 31, 2003, we owned 12% of ASI's outstanding voting stock. PowerQuad, SuperBGA, FlexBGA, ChipArray, PowerSOP, MicroLeadFrame, ETCSP, TapeArray, VisionPak and Amkor Technology are trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners.

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

OVERVIEW

     Amkor is one of the world's largest subcontractors of semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor assembly and test services in 1968, and over the years has built a leading position by:

  - Providing a broad portfolio of packaging and test technologies and services;

  - Maintaining a leading role in the design and development of new package and test technologies;

  - Cultivating long-standing relationships with customers, including many of the world's leading semiconductor companies;

  -  Developing expertise in high-volume manufacturing; and

  - Diversifying our operational scope by providing production capabilities in China, Japan and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Atmel Corporation, Infineon Technologies AG, Intel Corporation, LSI Logic Corporation, Mediatek Inc., Philips Electronics N.V., ST Microelectronics PTE, Sony Semiconductor Corporation, Toshiba Corporation and Xilinx, Inc. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.

     Packaging and test are an integral part of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor wafers are cut into individual chips which are attached to a substrate and then encased in a protective material to provide optimal electrical and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications.

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). On February 28, 2003, we sold our wafer fabrication services business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. Amkor was incorporated in 1997 in the state of Delaware as the successor-in-interest to various entities initially founded in 1970. References in this annual report to Amkor shall mean Amkor and, as applicable, its predecessor entities.

WEBSITE ACCESS TO SEC REPORTS

     We maintain an Internet website at www.amkor.com. Our periodic SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Exchange Act) are accessible through our website, free of charge, as soon as reasonably practicable after such reports are filed electronically with the SEC. To access these reports, go to our website at www.amkor.com/ir.

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

OUTSOURCING TRENDS

     Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on subcontract providers to handle overflow volume. In recent years, semiconductor companies have increasingly outsourced their packaging and testing to subcontract providers, such as us, for the following reasons:

   SUBCONTRACT PROVIDERS HAVE DEVELOPED EXPERTISE IN ADVANCED PACKAGING TECHNOLOGIES.

     Semiconductor companies are facing increasing demands for miniaturization and improved thermal and electrical performance in semiconductor devices. This trend, coupled with increasing complexity in the design of semiconductor devices, has led many semiconductor companies to view packaging as an enabling technology requiring sophisticated expertise and technological innovation. As packaging and technology becomes more advanced, many semiconductor companies have had difficulty developing adequate internal packaging capabilities and are relying on subcontract providers of packaging and test services as a key source of new package design and production.

   SUBCONTRACT PROVIDERS CAN OFFER SHORTER TIME TO MARKET FOR NEW PRODUCTS BECAUSE THEIR RESOURCES ARE DEDICATED TO PACKAGING AND TEST SOLUTIONS.

     We believe that semiconductor companies are seeking to shorten the time to market for their new products, and that having the right packaging technology and capacity in place is a critical factor in facilitating product introductions.

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

   MANY SEMICONDUCTOR MANUFACTURERS DO NOT HAVE THE ECONOMIES OF SCALE TO OFFSET THE SIGNIFICANT COSTS OF BUILDING PACKAGING AND TEST FACTORIES.

     Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, faster introductions of new products and the need to update or replace packaging equipment to accommodate new package types have made it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets. Subcontract providers of packaging and test services, on the other hand, can use their equipment to support a broad range of customers, potentially generating greater manufacturing economies of scale.

   THE AVAILABILITY OF HIGH QUALITY PACKAGING AND TESTING FROM SUBCONTRACTORS ALLOWS SEMICONDUCTOR MANUFACTURERS TO FOCUS THEIR RESOURCES ON SEMICONDUCTOR DESIGN AND WAFER FABRICATION.

     As semiconductor process technology migrates to larger wafers and smaller feature size, the cost of a state-of-the-art wafer fabrication facility can approach $3 billion or more. Subcontractors have demonstrated their ability to deliver advanced packaging and test solutions at a competitive price, thus allowing semiconductor companies to focus their capital resources on core wafer fabrication activities rather than invest in advanced packaging and test technology.

   THERE ARE A GROWING NUMBER OF SEMICONDUCTOR COMPANIES WITHOUT FACTORIES, KNOWN AS "FABLESS" COMPANIES, WHICH DESIGN SEMICONDUCTOR CHIPS AND OUTSOURCE ALL OF THE ASSOCIATED MANUFACTURING.

     Fabless semiconductor companies focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process. We believe that fabless semiconductor companies will continue to be a significant driver of growth in the subcontract packaging and test industry.

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

   LEADING TECHNOLOGY INNOVATOR

     We believe that we are one of the leading providers of advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art leadframe and laminate package formats including our MicroLeadFrame(R), VisionPak(TM), PowerQuad(R), SuperBGA(R), fleXBGA(R) and ChipArray(R) BGA packages. To maintain our leading industry position, we have more than 300 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technology. We work closely with customers and technology partners to develop new and innovative package designs.

   LONG-STANDING RELATIONSHIPS WITH PROMINENT SEMICONDUCTOR COMPANIES

     Our customer base consists of more than 300 companies, including most of the world's largest semiconductor companies. Over the last three decades Amkor has developed long-standing relationships with many of our customers.

   ADVANCED MANUFACTURING CAPABILITIES

     We believe that our company's manufacturing excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing manufacturing capabilities, reduce time to market, increase quality and lower manufacturing costs. We believe our manufacturing cycle times are among the fastest available from any subcontractor of packaging and test services.

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

  - Risks Associated with International Operations -- We depend on our factories in Korea, the Philippines, Japan, Taiwan and China. Many of our customers' operations are also located outside of the U.S. To the extent political or economic instability or military actions occur in any of these regions, our operations could be harmed.

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

STRATEGY

     To build upon our industry position and to remain a preferred subcontractor of semiconductor packaging and test services, we are pursuing the following strategies:

   CAPITALIZE ON OUTSOURCING TREND

     We believe that while the packaging and test outsourcing trend was impacted during the recent industry downturn, there remains a long-term trend towards more outsourcing on the part of semiconductor companies. We believe that many vertically integrated semiconductor companies reduced their investments in advanced packaging and test technology during the downturn and increased their reliance on outsourced packaging and test suppliers for advanced package and test requirements. We also believe that as the semiconductor content of electronic end products increases in complexity, so will the need for the advanced package and test solutions. Accordingly, we expect semiconductor companies will expand their outsourcing of advanced semiconductor packaging and test services and we intend to capitalize on this growth. We believe semiconductor companies will increasingly outsource packaging and test services to companies who can provide advanced technology and high-quality, high-volume manufacturing expertise.

   LEVERAGE SCALE AND SCOPE OF PACKAGING AND TEST CAPABILITIES

     We are committed to expanding both the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost-effective solutions to our customers in the following ways:

     - We have the capacity to absorb large orders and accommodate quick turn-around times,

     - We use our size and industry position to obtain low pricing on materials and manufacturing equipment, and

     - We offer an exceptionally broad range of packaging and test services and can serve as a single source for many of our customers.

   MAINTAIN OUR TECHNOLOGY LEADERSHIP

     We intend to continue to develop leading-edge packaging technologies. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities through the following activities:

  - Collaborating with integrated device manufacturer customers, or IDM customers, to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy their future requirements,

  - Collaborating with original equipment manufacturers, or OEMs, such as Toshiba Corporation, Cisco Systems, Sony Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products, and

  - Collaborating with wafer foundry companies on future package needs for new wafer technologies.

   BROADEN THE GEOGRAPHICAL SCOPE OF OUR MANUFACTURING BASE

     Prior to 2001, our company's manufacturing operations were centered in Korea and the Philippines. In order to diversify our operational footprint and better serve our customers, we adopted a strategy of expanding our operational base to key microelectronic manufacturing areas of Asia. During 2001, we commenced a joint venture with Toshiba Corporation in Japan and we established a manufacturing presence in Taiwan and China. Our goal is to continue to build operational scale in these new geographic locations and capitalize on growth opportunities in their respective markets. In January 2004, we purchased the remaining interest in our joint venture from Toshiba Corporation and now own 100% of the operation.

   PROVIDE AN INTEGRATED, TURNKEY SOLUTION

     We are able to provide a turnkey solution comprised of semiconductor package design, packaging, test and drop shipment services. We believe that this capability will enable customers to achieve faster time to market for new products and improved cycle times.

   STRENGTHEN CUSTOMER RELATIONSHIPS

     We intend to further develop our long-standing customer relationships. We believe that because of today's shortened technology life cycles, integrated communications are crucial to speed time to market. We have customer support personnel located near the facilities of major customers and in acknowledged technology centers. These support personnel work closely with customers to plan production for existing packages as well as to develop requirements for the next generation of packaging technology. In addition, we implement direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information.

   PURSUE STRATEGIC ACQUISITIONS

     We evaluate candidates for strategic acquisitions and joint ventures to strengthen our business and expand our geographic reach. We believe that there are many opportunities to acquire the in-house packaging operations of our customers and competitors. To the extent we acquire operations of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. In addition, we intend to enter new markets near clusters of wafer foundries, which are large sources of demand for packaging and test services.

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

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

                                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                      2003                      2002                   2001
                                                ------------------    -----------------------    -----------------
                                                                       (DOLLARS IN MILLIONS)
Traditional packages........................    $  340       21.2%       $  391      27.8%       $  439      32.8%
Advanced packages...........................     1,124       70.1           915      65.1           790      59.1
Test........................................       140        8.7           100       7.1           108       8.1
                                                ------     ------        ------    ------        ------    ------
   Total packaging and test net revenues....    $1,604      100.0%       $1,406     100.0%       $1,337     100.0%
                                                ======     ======        ======    ======        ======    ======

   TRADITIONAL PACKAGES

     Traditional leadframe-based packages are the most widely used package family in the semiconductor industry and are typically characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. Two of the most popular traditional leadframe package types are SOIC and QFP, which support a wide variety of device types and applications. The traditional leadframe package family has evolved from "through hole design", where the leads are plugged into holes on the circuit board to "surface mount design", where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers' semiconductor devices.

   ADVANCED PACKAGES

   ADVANCED LEADFRAME PACKAGES

     Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, with the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products.

     One of our most successful advanced leadframe package offerings is the MicroLeadFrame(R) family of QFN, or Quad Flat No-lead packages. This package family is particularly well suited for radio frequency ("RF") and wireless applications. Our smallest MicroLeadFrame(R) package design is less than 2mm square and can fit on the head of a pin.

   LAMINATE PACKAGES

     The laminate family employs the ball grid array design, which utilizes a plastic or tape laminate substrate rather than a leadframe substrate and places the electrical connections on the bottom of the package rather than around the perimeter.

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

     Our first package format in this family was the plastic ball grid array
(PBGA). We have subsequently designed or licensed additional ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing. These laminate products include:

  - SuperBGA(R), which includes a copper layer to dissipate heat and is designed for low-profile, high-power applications, and

  - TEPBGA-2, which is a standard PBGA with thicker copper layers plus an integrated heat slug and is designed for enhanced thermal performance in high power applications.

     We have also designed a variety of packages, commonly referred to as chip scale packages, or CSP, which are not much larger than the chip itself. Chip scale packages are becoming widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our chip scale packages include:

  - ChipArray(R)BGA and TapeArray(TM)BGA, in which the package is only 1.5 mm larger than the chip itself, and

  - Wafer Level Package, which further reduces package size and increases manufacturing efficiency.

     Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as stacked packaging, permits a higher level of semiconductor density and more functionality. In addition, advance wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our stacked packages include:

  - Stacked CSP (S-CSP), which is similar to our ChipArray(R) BGA, except that S-CSP contains two or more chips placed on top of each other, and

  - ETCSP(R), which are extremely thin chip scale packages that can be stacked on top of each other.

  OTHER ADVANCED PACKAGES

     To capitalize on an increasing customer demand for higher levels of system integration, we created our "System-in-Package" (SiP) modules. SiP modules integrate various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Most of our SiP packages are laminate based. Our SiP technology is being used to produce a variety of devices including power amplifiers for cellular phones and other portable communication devices, wireless local area network (WLAN) modules for networking applications, memory cards and sensors, such as fingerprint recognition devices.

     In order to accommodate the emerging use of digital imaging in a variety of consumer products, we developed VisionPak(TM), a family of CMOS image sensor-based packages that can be incorporated in such products as cellular phones, PDAs, digital cameras and PCs.

     We are also a leading outsourced provider of packages based on MEMS that are used in a broad range of industrial and consumer applications, including automobiles and home entertainment.

TEST SERVICES

     Amkor provides a complete range of test solutions including wafer probe, final test, strip test, marking, bake, drypack, and tape and reel. The devices we test encompass nearly all technologies produced in the industry today including digital, linear, mixed signal, memory, RF and integrated combinations of these technologies. In 2003, Amkor tested over 1.5 billion units making Amkor one of the highest volume testing companies in the subcontract packaging and test business. We tested 28%, 21% and 16% of the units that we packaged in 2003, 2002 and 2001, respectively. Our test operations are geographically located with our packaging operations to improve cycle time and facilitate information flow between the various manufacturing operations and with our customers.

     We are also an industry leader in providing innovative testing solutions that help to lower the total cost of test for our customers. Two examples of these innovative approaches are strip test and low cost RF test. Strip test involves parallel testing, in which large numbers of packaged units can be tested at one time, as compared to "singulated" testing in which individual packaged units are tested. With strip test, electronically isolated packaged units are tested in parallel, resulting in fast handler index times and high throughput rates, thus reducing test cost and increasing test yield. In 2003 we strip tested approximately 300 million units, bringing the total devices strip tested by us to over 500 million units since inception of the program in 1999.

     In the area of low cost RF test, we have developed one of the lowest cost test solutions in the industry for testing simple RF devices that are pervasive in today's cell phones and WLAN products. This test approach combines inexpensive test hardware with integration software to achieve test costs that are significantly less costly than industry standard test practices. We believe that our low cost RF test technology provides a competitive advantage for us and, when it is combined with our System in Package and MicroLeadFrame(R) packaging technologies, offers our customers one of the industry's lowest total cost solutions.

     Amkor also provides value added engineering services in addition to basic device testing. These services include test program development, test hardware development, test program conversion to lower cost test systems, device characterization and reliability qualification testing. In total, we can provide all of the test engineering services needed by our customers to get their products ready for high volume production. We believe that this service will continue to become more valuable to our customers as they face resource constraints not only in their production testing, but also in their test engineering and development areas.

     In 2003, we strengthened our test operations in Taiwan and mainland China by entering into strategic alliances in each of these countries. We entered into these alliances in order to enhance our ability to provide test support for our growing packaging business and to provide our customers broader and more rapidly scalable test capacity.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI's semiconductor wafer fabrication facility using 0.35 micron, 0.25 micron and 0.18 micron CMOS process technology provided by Texas Instruments pursuant to technology assistance agreements with ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, in the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus on developing new package products and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success factors in the semiconductor packaging and test market and also believe that we have a distinct advantage in this area. Our focus on research and development efforts enable us to enter markets early, capture market share and promote the adoption of our new package offerings as industry standards. These efforts also support our customers' needs for smaller packages, increased performance, and lower cost. In addition, we license our leading edge technology, such as MicroLeadFrame(R), to customers and competitors. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages, MEMS devices and System-in-Package technology.

     As of December 31, 2003, we had more than 300 employees in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2003, 2002 and 2001, we spent $25.8 million, $31.2 million and $38.8 million, respectively, on research and development. We currently expect to increase our investment in research and development in 2004 by 40% over 2003 spending levels.

MARKETING AND SALES

     Our marketing offices manage and promote our packaging and test services while key customer and technical support is provided through our network of international sales offices. To better serve our customers, our offices are located near our largest customers or areas where there is customer concentration. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania, and Austin and Dallas, Texas), Cayman Islands, China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

     To provide comprehensive sales and customer service, we assign each of our customers a direct support team consisting of an account manager, technical program manager, test program manager and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.

     Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

  -  Managing and coordinating ongoing manufacturing activity,

  - Providing information and expert advice on packaging and test solutions and related trends,

  - Managing the start-up of specific packaging and test programs thus improving customers' time to market,

  - Providing a continuous flow of information to our customers regarding products and programs in process,

  - Researching and assisting in the resolution of technical and logistical issues,

  - Aligning our technologies and research and development activities with the needs of our customers and OEMs,

  -  Driving industry standards,

  -  Providing design and simulation services to insure package reliability, and

  - Collaboration with our customers on continuous quality improvement initiatives.

     Further, we implement direct electronic links with our customers to:

  - Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, such as production yields, device specifications and quality indices, and

  - Connect our customers to our sales and marketing personnel worldwide and to our factories.

     Web-enabled tools provide our customers real time access to the status of their products, the performance of our manufacturing lines, and technical data they require to support their new product introductions.

CUSTOMERS

     As of February 27, 2004, we had more than 300 customers, including many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2003 based on revenues:

AMI Semiconductor, Inc.                     Motorola, Inc.
Adaptec, Inc.                               MTEKVISION Co., LTD
Agere Technologies, Inc.                    National Semiconductor Corporation
Agilent Technologies                        NEC Corporation Ltd.
Altera Corporation                          Nvidia Corporation
Analog Devices, Inc.                        Oki Electric Ind. Co., LTD.
Atmel Corporation                           Omachi Fuji Co., LTD
Austria Mikro Systeme                       ON Semiconductor
Conexant Systems Inc.                       PMC - Sierra Inc.
ESS Technology Inc.                         Philips Electronics
Fairchild Semiconductor Corporation         Realtek Semiconductor Corporation
Fujitsu Limited                             R.F Micro Devices
Hitachi LTD.                                Ricoh Co., LTD
Infineon Technologies AG                    Robert Bosch GmbH
Integrated Device Technology, Inc.          Samsung Electronics Corporation, LTD
Intel Corporation                           Sanyo Electric Co., LTD
International Business Machines Corporation Silicon Image, Inc.
Intersil Corporation                        Silicon Laboratories Inc.
Lattice Semiconductor Corporation           Skyworks Solutions, Inc.
LSI Logic Corporation                       Sony Semiconductor Corporation
Maxim Integrated Circuits                   ST Microelectronics PTE
Mediatek Inc.                               Standard Microsystems
Microchip Technology Inc.                   Texas Instruments, Inc.
Micronas Semiconductor Holding AG           Toshiba Corporation
Mitsubishi Electric Semiconductor           Xilinx, Inc.

     Our services are available internationally. A summary of our domestic and international net revenue and net property, plant and equipment is set forth in
Note 22 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. More than half of our overall net revenue comes from outside of the United States.

     For a discussion of risks attendant to our foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Operating Performance -- Risks Associated with International Operations -- We Depend on Our Factories in the Philippines, Korea, Japan, Taiwan and China. Many of Our Customers' and Vendors' Operations Are Also Located Outside of the U.S."

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 11.6%, 14.7% and 16.3% of our consolidated net revenues for 2003, 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived substantially all of our wafer fabrication revenues from Texas Instruments (TI), which due to our restatement, are no longer included in net revenues, but rather, as part of discontinued operations in the restated Consolidated Statements of Operations.

MATERIALS AND EQUIPMENT

     Our packaging operations depend upon obtaining adequate supplies of materials and equipment on a timely basis. The principal materials used in our packaging process are leadframes or laminate substrates, gold wire and mold compound. We purchase materials based on customer forecasts, and our customers are generally responsible for any unused materials which we purchased based on such forecasts.

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

COMPETITION

     The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc., ASE Test Limited, ASAT Ltd., ChipPAC Incorporated, Orient Semiconductor Engineering, ST Assembly and Test Services and Siliconware Precision Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of our company. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     The principal elements of competition in the subcontracted semiconductor packaging market include: (1) breadth of package offering, (2) technical competence, (3) new package design and implementation, (4) quality, (5) manufacturing cycle times, (6) customer service and (7) price. We believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

     We maintain an active program to protect our investment in technology by acquiring intellectual property protection and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the United States and abroad. While our patents are an important element of our intellectual property strategy and our success, as a whole we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

     We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors' products, we have obtained certain trademarks and trade names. We have promoted and will continue to promote our particular product brands through advertising and other marketing techniques.

ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS

     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. We intend to license our intellectual property when it makes economic sense for us to do so, consistent with the licensing policies of the various domestic and international standards setting organizations of which we are a member. The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:

  -  discontinue the use of certain processes,

  -  cease the manufacture, use, import and sale of infringing products,

  -  pay substantial damages,

  -  develop non-infringing technologies, or

  -  acquire licenses to the technology we had allegedly infringed.

If we fail to obtain necessary licenses or if we are subjected to litigation relating to patent infringement or other intellectual property matters, our business could suffer.

EMPLOYEES

     As of December 31, 2003, we had 20,261 full-time employees including 742 employees seconded from Toshiba whose employment was transferred to Amkor as of January 1, 2004. Of the total employee population, 15,349 were engaged in manufacturing, 3,172 were engaged in manufacturing support, 344 were engaged in research and development, 427 were engaged in marketing and sales and 969 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S., the Philippines, Taiwan and China are not represented by a collective bargaining unit. Certain members of our factories in Korea and Japan are members of a union, and all employees at these factories are subject to collective bargaining agreements.

ITEM 2. PROPERTIES

     We provide packaging and test services through our factories in Korea, Philippines, Japan, Taiwan and China. We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001, ISO9002, ISO14001, QS9000 and SAC Level I certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. In addition to providing world-class manufacturing services, our factories in the Philippines and Korea provide purchasing, engineering and customer service support. The size, location, and manufacturing services provided by each of our company's factories are set forth in the table below as of February 27, 2004.

                                                           APPROXIMATE
                                                          FACTORY SIZE
LOCATION                                                  (SQUARE FEET)                SERVICES
--------                                                  -------------                --------
Our Factories
Korea
Seoul, Korea (K1) ....................................       670,000       Packaging services
                                                                           Package and process development
Pupyong, Korea (K3) ..................................       428,000       Packaging and test services
Kwangju, Korea (K4) ..................................       885,000       Packaging and test services

Philippines
Muntinlupa, Philippines (P1) (1) .....................       602,000       Packaging and test services
                                                                           Packaging and process development
Muntinlupa, Philippines (P2) (1) .....................       112,000       Packaging services
Province of Laguna, Philippines (P3) (1) .............       406,000       Packaging services
Province of Laguna, Philippines (P4)(1) ..............       200,000       Test services

Taiwan
Lung Tan, Taiwan .....................................       246,000       Packaging and test services
Hsinchu, Taiwan (2) ..................................       354,000       Packaging and test services

China
Shanghai, China (3) ..................................       145,000       Packaging and test services

Japan
Kitakami, Japan (3) ..................................       147,000       Packaging and test services

United States
Wichita, Kansas (3) ..................................        30,000       Test services

(1) As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. Beginning July 1, 2003, these entities have been consolidated within the financial statements of Amkor, in accordance with FASB Interpretation No. 46. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(2) Property acquired in February 2004 (subject to pending regulatory approvals).

(3)  Leased facility.

     We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of fiscal 2003, we were productively utilizing the majority of the space in our facilities. We intend to expand our production capacity in 2004 and beyond as necessary to meet customer demand.

     We completed the closing of the K2 facility in Bucheon, South Korea during 2003. We transferred most of its packaging operations into our K4 factory in Kwangju, South Korea. Our operational headquarters is located in Chandler, Arizona, and our administrative headquarters, which is leased, is located in West Chester, Pennsylvania. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region and product management, planning and marketing. The West Chester location houses finance and accounting, legal, and information systems, and serves as a satellite sales office for our eastern sales region. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania, and Austin and Dallas, Texas), Cayman Islands, China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future.

     EPOXY MOLD COMPOUND LITIGATION

     Recently, we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. ("Sumitomo Bakelite"), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu. Fujitsu has indicated that it may seek damages in excess of $100 million. Discovery is ongoing and a trial is currently scheduled to begin in the Northern District Court of California on January 31, 2005. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, Fujitsu and Cirrus Logic have stated their intent to stay the action pending in the Northern District Court of California in favor of the action pending in the Santa Clara Superior Court. Trial in the Superior Court action is currently scheduled to begin on January 31, 2005. Amkor intends to deny all liability, to file cross-claims against Sumitomo Bakelite, and to seek dismissal of all claims against it in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC ("Seagate") and Atmel Corporation ("Atmel") in the Superior Court of California, Santa Clara County. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's cross-complaint, granting Atmel 30 days to file an amended pleading. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004, and otherwise intend to deny all liability to ChipPAC. We also intend to deny all liability to Atmel and may seek the dismissal of Atmel's further amended cross-complaint upon receipt, if appropriate. All parties are currently conducting discovery and no trial date has been set.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"). Philips' cross-complaint seeks indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties' discovery efforts are ongoing, including expert discovery. In December 2003, we filed a motion for summary judgment against Philips's cross-claims. The motion shall be heard March 30, 2004. The trial is scheduled to start on April 12, 2004.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim has indicated its intent to file an amended pleading. We intend to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite; we may file another motion to dismiss Maxim's amended complaint upon receipt, if appropriate. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. We also intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

OTHER LITIGATION

     Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to us of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between us and Motorola.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively "Carsem") with the International Trade Commission ("ITC") in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the "Amkor Patents"). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame(R) packaging technology claims in the Amkor Patents. The District Court action has been stayed pending resolution of the ITC case. The ITC action is scheduled for trial in June 2004.

     Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor,
     Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $62.8 million based on the spot exchange rate at December 31, 2003). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. The next proceeding in this matter is expected in April 2004. At that time, it will be determined if jurisdiction over this case is permissible in the Paris Court. If jurisdiction is found not to be permissible, the case will be dismissed. Otherwise, the case will proceed to hearing.

     In response to the lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the "Court") against ABS, AME and ABS' insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS' insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. The Court has not yet set a date for final disposition of our petition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2003.

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

                                              High     Low
                                             ------   ------
2003
    First Quarter........................    $ 6.44   $ 4.13
    Second Quarter.......................     13.19     5.35
    Third Quarter........................     18.50    13.47
    Fourth Quarter.......................     21.40    14.72
2002
    First Quarter........................    $22.31   $13.00
    Second Quarter.......................     24.25     3.90
    Third Quarter........................      6.10     1.20
    Fourth Quarter.......................      7.47     1.61

     There were approximately 236 holders of record of our common stock as of February 27, 2004.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On May 8, 2003, we sold, at an aggregate offering price, $425.0 million of 7.75% senior notes. The underwriters involved with this transaction were Citigroup Global Markets Inc., Deutsche Bank Securities and J.P. Morgan Securities Inc. The aggregate underwriting discount was 1.875%, or $8.0 million, other related transaction fees were $0.7 million and the final net proceeds to us were $416.3 million. These notes mature on May 15, 2013 and have an annual coupon rate of 7.75%. The issue price of the notes was 100%. With the proceeds from this sale, together with cash on hand, we redeemed all of our outstanding 9.25% senior notes due 2006 on June 7, 2003. The price of this redemption was 104.625% of the principal amount then outstanding, together with accrued and unpaid interest, in accordance with the indenture governing the 9.25% senior notes due 2006. The aggregate redemption price was $448.6 million, including $19.7 million of redemption premium and $3.9 million of accrued interest.

     The 7.75% senior notes were sold to qualified institutional buyers in reliance on Rule 144A and outside the United States in compliance with Regulation S under the Securities Act of 1933. The 7.75% senior notes were not registered under the Securities Act of 1933, as amended, and could not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

     In connection with the May 8, 2003 offering of the $425.0 million of 7.75% senior notes due 2013 ("original notes"), we entered into a registration rights agreement with the initial purchasers of the original notes in which we agreed to commence an exchange offer for the original notes. In the exchange offer, the original note holders were entitled to exchange their original notes for exchange notes ("exchange notes"), with substantially identical terms as the original notes. The terms of the exchange notes are identical in all material respects to those of the original notes except the exchange notes will not be subject to transfer restrictions and holders of the exchange notes, with limited exceptions, will have no registration rights. On July 10, 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission, which became effective October 22, 2003, to effect this exchange offer.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     On November 5, 2003, we offered 7,000,000 shares of our common stock priced at $19.00 per share. The aggregate offering price for the 7,000,000 shares was $133.0 million. We also granted to the underwriters an option to purchase 1,050,000 additional shares to cover over-allotments. The transaction was underwritten through an underwriting syndicate comprised of Citigroup Global Markets Inc., Deutsche Bank Securities, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. In total, 7,375,000 shares were sold, including 375,000 over-allotment shares, for aggregate proceeds of $140.1 million.

     The aggregate underwriting discount was 4.5%, or $6.3 million, other related transaction fees were $0.3 million and the final net proceeds to us were $133.5 million. These net proceeds were used to repurchase $112.3 million of our 5.00% convertible subordinated notes due 2007 and $17.0 million in aggregate principal amount of our 5.75% convertible subordinated notes due 2006. In connection with these redemptions, we paid an additional $2.8 million for associated premiums. This offering was made under a Form S-3 Registration Statement with the Securities and Exchange Commission, file no. 333-81334, for which the effective date was April 29, 2002.

EQUITY COMPENSATION PLANS

     The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2003 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, included elsewhere in this annual report.

     The summary consolidated financial data below reflects the following transactions on a historical basis (i) our 1999 acquisition of the K4 factory from Anam Semiconductor, Inc. (ASI) for $582.0 million together with its related financing, (ii) our 2000 acquisitions of the K1, K2 and K3 factories from ASI for $950.0 million and equity investment in ASI of $459.0 million together with the related financing for the acquisitions and investment, (iii) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan Semiconductor Technology Corporation (a prior equity investment) and (iv) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.

                                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              2003           2002           2001           2000            1999
                                                          ------------   ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net revenues .......................................   $ 1,603,768    $ 1,406,178    $ 1,336,674    $ 2,009,701    $ 1,617,235
   Cost of revenues ...................................     1,267,302      1,310,563      1,284,423      1,442,320      1,297,358
                                                          -----------    -----------    -----------    -----------    -----------
   Gross profit .......................................       336,466         95,615         52,251        567,381        319,877
                                                          -----------    -----------    -----------    -----------    -----------
   Operating expenses:
     Selling, general and administrative ..............       179,952        179,888        191,136        179,143        133,053
     Research and development .........................        25,784         31,189         38,786         26,057         11,436
     Loss (gain) on disposal of fixed assets, net .....          (586)         2,496         14,515          1,355          1,805
     Amortization of goodwill and other acquired
        intangibles (a) ...............................         8,183          6,992         84,962         63,080         17,105
     Special charges (b) ..............................           125        291,970             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
          Total operating expenses ....................       213,458        512,535        329,399        269,635        163,399
                                                          -----------    -----------    -----------    -----------    -----------
   Operating income (loss) ............................       123,008       (416,920)      (277,148)       297,746        156,478
                                                          -----------    -----------    -----------    -----------    -----------
   Other (income) expense:
     Interest expense, net ............................       140,281        147,497        150,626        119,840         45,364
     Foreign currency (gain) loss .....................        (3,022)           906            872          4,812            308
     Other (income) expense, net (c,d) ................        31,052         (1,014)         9,852            (60)        23,312
                                                          -----------    -----------    -----------    -----------    -----------
        Total other expense ...........................       168,311        147,389        161,350        124,592         68,984
                                                          -----------    -----------    -----------    -----------    -----------
   Income (loss) before income taxes, equity investment
     losses, minority interest and discontinued
     operations .......................................       (45,303)      (564,309)      (438,498)       173,154         87,494
   Equity investment losses (e,f,g) ...................        (3,290)      (208,165)      (100,706)       (20,991)        (1,969)
   Minority interest (h) ..............................        (4,008)        (1,932)        (1,896)            --             --
                                                          -----------    -----------    -----------    -----------    -----------
   Income (loss) from continuing operations before
     income taxes .....................................       (52,601)      (774,406)      (541,100)       152,163         85,525
                                                          -----------    -----------    -----------    -----------    -----------

   Income tax provision (benefit) (i) .................          (233)        60,683        (84,613)        14,362         19,526
                                                          -----------    -----------    -----------    -----------    -----------
   Income (loss) from continuing operations ...........       (52,368)      (835,089)      (456,487)       137,801         65,999
                                                          -----------    -----------    -----------    -----------    -----------

   Discontinued operations:
     Income from wafer fabrication services
        business, net of tax ..........................        54,566          8,330          5,626         16,352         10,720
                                                          -----------    -----------    -----------    -----------    -----------
   Net income (loss) ..................................   $     2,198    $  (826,759)   $ (450,861) $      154,153    $    76,719
                                                          ===========    ===========    ===========    ===========    ===========
   Basic income (loss) per common share:
     From continuing operations .......................   $     (0.31)   $     (5.09)   $     (2.91)   $      0.95    $      0.55
     From discontinued operations .....................          0.32           0.05           0.04           0.11           0.09
                                                          -----------    -----------    -----------    -----------    -----------
        Net income (loss) per common share ............   $      0.01    $     (5.04)   $     (2.87)   $      1.06    $      0.64
                                                          ===========    ===========    ===========    ===========    ===========
   Diluted income (loss) per common share:
     From continuing operations .......................   $     (0.31)   $     (5.09)   $     (2.91)   $      0.91    $      0.55
     From discontinued operations .....................          0.32           0.05           0.04           0.11           0.08
                                                          -----------    -----------    -----------    -----------    -----------
        Net income (loss) per common share ............   $      0.01    $     (5.04)   $     (2.87)   $      1.02    $      0.63
                                                          ===========    ===========    ===========    ===========    ===========

                                                                           YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             2003       2002       2001       2000       1999
                                                           --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Shares used in computing basic income (loss)
     per common share ..................................    167,142    164,124    157,111    145,806    119,341
   Shares used in computing diluted income (loss)
     per common share ..................................    167,142    164,124    157,111    153,223    135,067

OTHER FINANCIAL DATA:
   Depreciation and amortization including debt issue
     costs from continuing operations ..................   $238,275   $331,516   $462,912   $330,824   $178,771
   Capital expenditures from continuing operations .....    230,504     95,104    158,595    478,950    239,854

                                                                              DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        2003         2002         2001         2000         1999
                                                     ----------   ----------   ----------   ----------   ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents .....................   $  313,259   $  311,249   $  200,057   $   93,517   $   98,045
   Short term investments ........................           --           --           --           --      136,595
   Working capital ...............................      337,917      163,498      139,097       62,311      164,435
   Total assets ..................................    2,571,874    2,557,984    3,223,318    3,393,284    1,755,089
   Total long-term debt ..........................    1,650,707    1,737,690    1,771,453    1,585,536      687,456
   Total debt, including short-term borrowings and
     current portion of long-term debt ...........    1,679,372    1,808,713    1,826,268    1,659,122      693,921
   Stockholders' equity ..........................      401,004      231,367    1,008,717    1,314,834      737,741

(a) As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b) During 2003 and 2002, we recorded $0.1 million and $292.0 million of special charges, respectively. Special charges, in thousands, were comprised of:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                               2003        2002
                                                             --------    ---------
Impairment of long-lived assets......................        $    --     $ 190,266
Impairment of goodwill...............................             --        73,080
Lease termination and other exit costs...............         (1,886)       28,624
Contract termination fee.............................          2,011            --
                                                             -------     ---------
                                                             $   125     $ 291,970
                                                             =======     =========

(c) In 2003 we recognized a pre-tax loss of $37.8 million as a result of the early conversion of $425.0 million principal amount of our 9 1/4% senior notes due 2006, $29.5 million principal amount of our 9 1/4% senior notes due 2008, $17.0 million principal amount of our 5 3/4% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007. This loss is offset by a $7.3 million gain on the sale of our investment in an intellectual property company.

(d) In 1999 we recognized a pre-tax loss of $17.4 million as a result of the early conversion of $153.6 million principal amount of our 5 3/4% convertible subordinate notes due 2003.

(e) As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI.

(f) During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI to Dongbu.

(g) Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting.

(h) In 2003, 2002 and 2001, minority interest primarily reflects Toshiba's 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004.

(i) During 2002, we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margin and operating performance, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2003 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this annual report as well as other reports we file with the Securities and Exchange Commission.

COMPANY OVERVIEW

     Amkor is one of the world's largest subcontractors of semiconductor packaging and test services. We have built a leading position by:

- Providing a broad portfolio of packaging and test technologies and services,

- Maintaining a leading role in the design and development of new package and test technologies,

- Cultivating long-standing relationships with customers, including many of the world's leading semiconductor companies,

-    Developing expertise in high-volume manufacturing; and

- Diversifying our operational scope by providing production capabilities in China, Japan and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Atmel Corporation, Infineon Technologies AG, Intel Corporation, LSI Logic Corporation, Mediatek Inc., Philips Electronics N.V., ST Microelectronics PTE, Sony Semiconductor Corporation, Toshiba Corporation and Xilinx, Inc. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.

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

OUR EXPECTATIONS REGARDING FUTURE BUSINESS CONDITIONS

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1981 through 2003, there were 12 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 11 years when growth was 16% or greater. Since 1981, the semiconductor industry declined in 1985, 1996, 1998 and 2001. The semiconductor industry declined an unprecedented 32% in 2001, experienced a 1% growth in 2002 as compared to 2001, and experienced 16% growth in 2003 as compared to 2002. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. Semiconductor industry analysts are forecasting further growth in the semiconductor industry in both 2004 and 2005. 2004 is projected to increase approximately 19% over 2003, and 2005 is projected to increase approximately 6% over 2004. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy.

     In addition to the historical trend in the semiconductor industry as a whole, the trend towards increased outsourcing of packaging and test services in the semiconductor industry has been a primary factor for our historical growth in revenues. We expect this trend to continue into the foreseeable future as we believe technological advances are driving our customers to outsource more of their packaging requirements.

     Although the first calendar quarter is typically a seasonally down quarter for us, we currently expect packaging and test revenue for the first quarter of 2004 to be around 2% to 4% higher than packaging and test revenues for the fourth quarter of 2003. We expect that first quarter of 2004 gross margin will be around 24%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Beginning in the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. In the third quarter of 2003, substrate material costs stabilized at the higher price levels set during the second quarter of 2003. We have significantly enhanced our supply base and do not foresee substrate material availability as an ongoing issue. However, supply shortages may again occur in the future and in such an event, gross margins could be negatively impacted. In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted. Average selling prices for 2003 declined 6% as compared to average selling prices in 2002. Average selling prices for 2002 declined 16% as compared to average selling prices in 2001. The impact of average selling price erosion on our gross margins in 2003 has diminished in comparison to 2002.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                 2003    2002    2001
                                                                ------  ------  ------
Net revenues..................................................  100.0%  100.0%  100.0%
Gross profit..................................................   21.0     6.8     3.9
Operating income (loss).......................................    7.7   (29.6)  (20.7)
Loss before income taxes, equity investment losses,
  minority interest and discontinued operations...............   (2.8)  (40.1)  (32.8)
Net loss from continuing operations...........................   (3.3)  (59.4)  (34.2)

   YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net Revenues. Net revenues increased $197.6 million, or 14.1%, to $1,603.8 million in 2003 from $1,406.2 million in 2002. This increase in net revenues for 2003, excluding the impact of Amkor Iwate, was principally attributed to an overall unit volume increase of 19.9%. This increase in volume was driven by a 26.7% increase for advanced packages and an 11.5% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2003 declined 6% as compared to average selling prices in 2002. Our Japanese joint venture, Amkor Iwate, provided packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement on a cost plus basis during the term of the joint venture. This joint venture ended in January 2004. Accordingly, the revenues associated with this facility fluctuate proportionately with its costs. The revenues of Amkor Iwate increased $17.6 million in 2003 compared to 2002 due primarily to higher costs associated with a shift in product mix, and to a lesser extent, the weakening of the U.S. dollar relative to the Japanese yen.

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

     Gross Profit (Loss). Gross profit increased $240.9 million, or 251.9%, to $336.5 million in 2003 from $95.6 million in 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

     Gross margins as a percentage of net revenues increased 14.2 percentage points to 21.0% in 2003 as compared to 6.8% in 2002 principally as a result of the following events at our factories, excluding Amkor Iwate:

     - Increased unit volumes contributed approximately 8 percentage points to the increase in gross margin.

     - Approximately 6 percentage points of the increase in gross margin was due to a reduction in depreciation costs of $101.6 million. $22.1 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $46.1 million was the result of the change in estimated useful lives of certain packaging equipment beginning with the fourth quarter of 2002. The remaining decrease in depreciation costs is due to assets reaching fully depreciated status partially offset by an increase in depreciation costs related to capital expenditures.

     - Material cost savings contributed approximately 5 percentage points to the increase in gross margins.

   The positive impacts on gross margins were partially offset by:

     - Average selling price erosion across our product lines caused an estimated 5 percentage points decline in gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly by $0.1 million to $180.0 million, or 11.2% of net revenues, in 2003 from $179.9 million, or 12.8% of net revenues, in 2002. During 2003, we experienced a significant increase in our litigation costs as a result of the mold compound litigation matter. Legal fees associated with this mold compound litigation matter were $8.2 million during 2003, as opposed to $0.3 million in 2002. The increase in legal costs during 2003 was offset by savings from our administrative overhead cost reduction initiatives which began in 2002, including savings from certain facilities which were shutdown in 2002.

     Research and Development. Research and development expenses decreased $5.4 million to $25.8 million, or 1.6% of net revenues, in 2003 from $31.2 million, or 2.2% of net revenues, in 2002. The decrease in these costs was primarily attributable to our corporate cost reduction initiatives, which included closing our two U.S. research and development facilities during the second and third quarters of 2002 and consolidating these activities within our existing Asian-based research and development facilities. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip. We currently expect to increase our 2004 research and development expenditures by approximately 40% over our 2003 spending levels.

     Special Charges. During 2003, we recorded $0.1 million of special charges, as compared to $292.0 million in 2002. During 2003, a contract termination fee of $2.0 million was paid in order to terminate our commitment to purchase a tract of land adjacent to our Amkor Iwate facility. Also during 2003, we recorded a gain of $1.9 million related to the settlement of a pre-existing contingency. During 2002, we recorded $292.0 million of special charges which are further discussed below under "Significant Event, 2002 Special Charges."

     Other (Income) Expense. Other expenses, net, increased $20.9 million, to $168.3 million, or 10.5% of net revenues, in 2003 from $147.4 million, or 10.5% of net revenues, in 2002. Other expenses during 2003 primarily resulted from debt retirement costs of $37.8 million and losses of $5.7 million related to our ASI call options (discussed further below under Significant Events). These expenses were partially offset by a gain of $7.3 million related to the sale of our investment in an intellectual property company, our decrease in interest expense of $7.2 million, a gain of $4.7 million related to the sale of 12 million shares of common stock of ASI and an increase in foreign currency gains, net, of $3.9 million. Our $7.2 million decrease in interest expense was primarily as a result our of debt refinancing and debt repurchase activity during 2003.

     Provision (Benefit) for Income Taxes. We recorded an income tax benefit of $0.2 million in 2003, as compared to an income tax provision of $60.7 million in 2002. In 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. Accordingly, in 2003, there is only a modest tax benefit resulting from our losses from continuing operations primarily because we continue to record a valuation allowance for substantially all of our deferred tax assets generated. We will resume the recognition of deferred tax assets when we return to sustained profitability in our various tax jurisdictions. Further, we recorded a tax provision of $7.5 million related to our discontinued operations, for which we were able to record an offsetting tax benefit related to our continuing operations. We also reduced tax accruals, during 2003, by $20.0 million related to tax periods no longer open. These tax benefits have been offset by taxes related to our profitable foreign tax jurisdictions. We have remaining U.S. net operating losses available to be carried forward totaling $404.9 million expiring between 2021 and 2023. Additionally, at December 31, 2003, we have non-U.S. net operating losses available to be carried forward totaling $49.1 million expiring between 2004 and 2013.

     Equity Investment Losses. Our earnings include our share of losses in our equity affiliates in 2003 of $3.3 million, as compared to $208.2 million in 2002. In 2002, our earnings included our share of losses in our equity affiliates, principally ASI, in 2002 of $33.9 million and impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI.

     Our 2003 equity investment losses are comprised primarily of our share of losses from our investment in ASI during the period January 1, 2003 through March 23, 2003. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time, and we then ceased the equity method accounting for our investment in ASI.

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

     Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2002, the decline in average selling prices significantly impacted our gross margins as compared to 2001.

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

     - Reduced depreciation expense of approximately $39 million as a result of the impact of the fixed asset impairment charge recorded as of June 30, 2002 caused an approximate 2 percentage points increase in gross margins.

     - Reduced depreciation expense of approximately $17 million as a result of the impact of the change in estimated useful lives of certain packaging equipment beginning with the fourth quarter of 2002 caused an approximate 1 percentage point increase in gross margins.

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

     Special Charges. During 2002, we recorded $292.0 million of special charges which are further discussed below under "Significant Events, 2002 Special Charges."

     Other (Income) Expense. Other expenses, net decreased $14.0 million, to $147.4 million, or 10.5% of net revenues, in

2002 from $161.3 million, or 12.1% of net revenues, in 2001. The net decrease in other expenses was primarily the result of $13.4 million of unamortized deferred debt issuance costs expensed in connection with the repayment in February, May and November 2001 of term loans outstanding under our secured bank facility and the reduction of the revolving line of credit commitment.

     Provision (Benefit) for Income Taxes. During 2002, we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined in the fourth quarter that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards. In December 2002, we utilized $33.3 million of U.S. net operating losses by carrying back such amounts to offset U.S. reported taxable income in prior years. At December 31, 2002, our company has remaining U.S. net operating losses available to be carried forward totaling $375.5 million expiring between 2021 and 2022. Additionally, at December 31, 2002, our company had non-U.S. net operating losses available to be carried forward totaling $61.2 million expiring between 2003 and 2012.

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

SIGNIFICANT EVENTS

   OUR HISTORICAL RELATIONSHIP WITH ASI

     Historically, under a former supply agreement, we subcontracted for packaging and test services which were sourced from ASI's factories in Korea. Beginning in May 2000 with the completion of our acquisitions of ASI's packaging and test facilities, we no longer depend upon ASI for packaging or test services. In connection with the acquisition of the facilities, we committed to making equity investments in ASI and, as a result, accumulated a 42% ownership interest in ASI. Under a former wafer fabrication services supply agreement, we purchased the wafer output of ASI's wafer fabrication facility.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into the following series of transactions beginning in the second half of 2002:

- In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group in exchange for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion won (approximately $34.2 million based on the spot exchange rate on the closing date) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred to herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion won (approximately $18.3 million based on the spot exchange rate on the transaction date), consisting of the principal amount due under the notes from Dongbu. The remaining principal, or 21 billion won (approximately $17.8 million based on the spot exchange rate on the transaction date), was received on February 10, 2004.

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

- On February 28, 2003, we sold our wafer fabrication services business to ASI for $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

     Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

     On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share, and recorded an associated gain of $4.7 million during 2003. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option.

     The March and September 2003 call options discussed above allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI's common stock destabilized as it sold its investment in ASI's common stock into the market. All ownership rights and privileges associated with the 12 million shares of ASI's common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution have put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

   2002 SPECIAL CHARGES

     During 2002, we recorded $292.0 million of special charges. Special charges, in thousands, were comprised of:

Impairment of long-lived assets ............................   $ 190,266
Impairment of goodwill .....................................      73,080
Lease termination and other exit costs .....................      28,624
                                                               ---------
                                                               $ 291,970
                                                               =========

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

In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.

     Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2003, we have disposed of all of the identified test and packaging assets.

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

     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufacturers demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expected that the demand for our test services on our existing technology platforms would return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expected that the demand for these package types would return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of the this charge were as follows:

                                                                        CARRYING       FAIR       IMPAIRMENT
                                                                          VALUE        VALUE        CHARGE
                                                                       ----------    ----------   -----------
                                                                                   (IN THOUSANDS)
Test assets:
     Property, plant and equipment and acquired intangibles.......     $   95,400    $   21,900    $   73,500

Packaging assets:
      Property, plant and equipment...............................        157,700        59,600        98,100
                                                                       ----------    ----------   -----------
                                                                       $  253,100    $   81,500   $   171,600
                                                                       ==========    ==========   ===========

     An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. Depreciation expense was reduced by $38.5 million during the six month period following the second quarter of 2002 and by $60.4 million for the year 2003. The impact to depreciation expense diminishes quarterly as these assets reach the end of their respective useful lives.

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances, including when a significant adverse change in the business climate occurs and when long-lived assets are tested for recoverability. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. During 2003, we performed our annual review of goodwill for impairment. Based on our review, we concluded that goodwill was not impaired.

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

     - Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility,

     -   Merging our factory operations in Taiwan into a single location, and

     - Consolidating select U.S. office locations and closing our San Jose test facility.

     The charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We completed the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. We saved approximately $11.5 million during 2003 as a result of these consolidation efforts.

   CHANGE IN DEPRECIATION

     We calculate depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter 2002 impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by approximately $17 million in the fourth quarter of 2002. This change further reduced depreciation expense by approximately $62 million in 2003. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

     -   historical experience,

     -   expected future cash flows,

     -   prevailing industry practice,

     -   consultations with an independent appraisal firm, and

     -   consultations with equipment manufacturers.

     We believe that our principal competitors depreciate their packaging assets over periods of six to eight years.

   OUR 2002 ACQUISITIONS

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired includes a manufacturing facility, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.1 million based on the spot exchange rate at December 31, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. Our results of operation were not significantly impacted by this acquisition.

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

   OUR VENTURE WITH TOSHIBA CORPORATION

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.8 million. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in special charges during the fourth quarter of 2003 related to this termination fee. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba's Iwate factory terminates January 2006.

   OUR ACQUISITIONS OF TAIWAN SEMICONDUCTOR TECHNOLOGY CORPORATION AND SAMPO SEMICONDUCTOR CORPORATION

     In July 2001, we acquired, in separate transactions, Taiwan Semiconductor Technology Corporation ("TSTC") and Sampo Semiconductor Corporation ("Sampo") in Taiwan. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares of our common stock in January 2002 and recorded an additional $35.2 million in goodwill. The results of TSTC and Sampo have been included in our consolidated financial statements since the acquisition date.

QUARTERLY RESULTS

     The following table sets forth our unaudited restated consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2003. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the semiconductor packaging businesses acquired from Citizen Watch Co., Ltd. and Agilent Technologies, Inc. in 2002 are included in the consolidated financial data from the date of the acquisitions.

     The quarterly results stated below reflect improved gross margins in the second half of 2002, as well as improved gross margins in each quarter of 2003. Related to the improvement in the second half of 2002, gross margins were positively impacted by the reduction of depreciation expense resulting from the fixed asset impairment charge recorded in the second quarter of 2002 and the impact of the change in the estimated useful lives of certain packaging equipment during the fourth quarter of 2002. Further, the second half of 2002 gross margins benefited from the impact of increased revenues from overall unit volumes and material cost reductions. Also, margins were improved as a result of consolidation efforts which reduced rental expense and depreciation. In 2002, the total cost reductions related to the impairment charge, change in useful lives and consolidation efforts positively impacted gross margins by approximately $20 million and $41 million in the third and fourth quarters of 2002, respectively. In 2003, the total cost reductions related to the impairment charge, change in useful lives and consolidation efforts positively impacted gross margins by approximately $34 million, $32 million, $33 million and $32 million in the first, second, third and fourth quarters of 2003, respectively. Also, our 2003 quarterly gross margins benefited from the impact of increased revenues from overall unit volumes and material cost reductions throughout the year.

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

     During the second quarter of 2003, in connection with our redemption of our $425 million senior notes due May 2006 we recorded charges of $19.7 million related to the premium paid in the redemption, $6.0 million for the associated unamortized deferred debt costs of $2.5 million of other costs; or $28.2 million in total, which is included in other expense, net.

     During the fourth quarter of 2003, we recorded a gain of $7.3 million related to the sale of our investment in an intellectual property company, which is included in other expense, net.

     The calculation of basic and diluted per share amounts for each quarter is based on the average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income (loss) per share.

                                                                         QUARTER ENDED
                                                       -------------------------------------------------
                                                       DEC.  31,    SEPT.  30,   JUNE 30,     MARCH 31,
                                                          2003        2003         2003         2003
                                                       ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .......................................   $ 458,906    $ 423,784    $ 377,947    $ 343,131
Cost of revenues ...................................     344,685      322,369      303,686      296,562
                                                       ---------    ---------    ---------    ---------
        Gross profit (loss) ........................     114,221      101,415       74,261       46,569
                                                       ---------    ---------    ---------    ---------
Operating expenses:
   Selling, general and administrative .............      48,124       45,023       44,261       42,544
   Research and development ........................       6,330        6,836        6,130        6,488
   Loss (gain) on disposal of assets, net ..........         284         (148)        (791)          69
   Amortization of goodwill and other acquired
        intangibles ................................       2,080        2,035        2,038        2,030
   Special charges .................................         125           --           --           --
                                                       ---------    ---------    ---------    ---------
        Total operating expenses ...................      56,943       53,746       51,638       51,131
                                                       ---------    ---------    ---------    ---------
Operating income (loss) ............................      57,278       47,669       22,623       (4,562)
Other expense, net .................................      27,192       36,998       67,955       36,166
                                                       ---------    ---------    ---------    ---------
Income (loss) before income taxes, equity
        investment gain (loss), minority interest
        and discontinued operations ................      30,086       10,671      (45,332)     (40,728)
Equity investment gain (loss) ......................         265           --           73       (3,628)
Minority interest ..................................      (1,873)      (1,809)        (475)         149
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes ....................................      28,478        8,862      (45,734)     (44,207)
                                                       ---------    ---------    ---------    ---------

Provision for income taxes (benefit) ...............       5,839       (6,908)       5,013       (4,177)
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations ...........      22,639       15,770      (50,747)     (40,030)
                                                       ---------    ---------    ---------    ---------

Discontinued operations:
Income from wafer fabrication services
   business, net of tax ............................          --           --           --       54,566
                                                       ---------    ---------    ---------    ---------

Net income (loss) ..................................   $  22,639    $  15,770    $ (50,747)   $  14,536
                                                       =========    =========    =========    =========

Basic and diluted income (loss) per common share:
   from continuing operations ......................   $    0.13    $    0.09    $   (0.31)   $   (0.24)
   from discontinued operations ....................          --           --           --         0.33
                                                       ---------    ---------    ---------    ---------
        Net income (loss) per common share .........   $    0.13    $    0.09    $   (0.31)   $    0.09
                                                       =========    =========    =========    =========

                                                                         QUARTER ENDED
                                                       ------------------------------------------------
                                                       DEC.  31,    SEPT.  30,   JUNE 30,     MARCH 31,
                                                         2002         2002         2002         2002
                                                       ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .......................................   $ 373,189    $ 393,563    $ 350,471    $ 288,955
Cost of revenues ...................................     312,006      346,053      344,026      308,478
                                                       ---------    ---------    ---------    ---------
        Gross profit (loss) ........................      61,183       47,510        6,445      (19,523)
                                                       ---------    ---------    ---------    ---------
Operating expenses:
   Selling, general and administrative .............      42,249       45,118       46,981       45,540
   Research and development ........................       6,654        7,622        8,769        8,144
   Loss (gain) on disposal of assets, net ..........        (416)        (200)       1,438        1,674
   Amortization of goodwill and other acquired
        intangibles ................................       1,997        2,000        1,743        1,252
   Special charges .................................       9,985       13,819      268,166           --
                                                       ---------    ---------    ---------    ---------
        Total operating expenses ...................      60,469       68,359      327,097       56,610
                                                       ---------    ---------    ---------    ---------
Operating income (loss) ............................         714      (20,849)    (320,652)     (76,133)
Other expense, net .................................      34,509       37,566       37,629       37,685
                                                       ---------    ---------    ---------    ---------
Income (loss) before income taxes, equity
        investment gain (loss), minority interest
        and discontinued operations ................     (33,795)     (58,415)    (358,281)    (113,818)
Equity investment gain (loss) ......................     (42,125)     (14,299)     (53,071)     (98,670)
Minority interest ..................................         306          423         (908)      (1,753)
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes ....................................     (75,614)     (72,291)    (412,260)    (214,241)
                                                       ---------    ---------    ---------    ---------

Provision for income taxes (benefit) ...............     122,574      (11,078)     (26,709)     (24,104)
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations ...........    (198,188)     (61,213)    (385,551)    (190,137)
                                                       ---------    ---------    ---------    ---------

Discontinued operations:
Income from wafer fabrication services
   business, net of tax ............................       2,072        1,906        2,023        2,329
                                                       ---------    ---------    ---------    ---------

Net income (loss) ..................................   $(196,116)   $ (59,307)   $(383,528)   $(187,808)
                                                       =========    =========    =========    =========

Basic and diluted income (loss) per common share:
   from continuing operations ......................   $   (1.20)   $   (0.37)   $   (2.34)   $   (1.16)
   from discontinued operations ....................        0.01         0.01         0.01         0.01
                                                       ---------    ---------    ---------    ---------
        Net income (loss) per common share .........   $   (1.19)   $   (0.36)   $   (2.33)   $   (1.15)
                                                       =========    =========    =========    =========

                                                                        QUARTER ENDED
                                                        ---------------------------------------------
                                                        DEC. 31,    SEPT. 30,   JUNE 30,    MARCH 31,
                                                          2003        2003        2003        2003
                                                        --------    ---------   --------    ---------
Net revenues ....................................        100.0%      100.0%      100.0%      100.0%
Cost of revenues ................................         75.1        76.1        80.4        86.4
                                                         -----       -----       -----       -----
        Gross profit (loss) .....................         24.9        23.9        19.6        13.6
                                                         -----       -----       -----       -----
Operating expenses:
   Selling, general and administrative ..........         10.5        10.6        11.7        12.4
   Research and development .....................          1.4         1.6         1.6         1.9
   Loss (gain) on disposal of assets, net .......           --          --        (0.2)         --
   Amortization of goodwill and other acquired
        intangibles .............................          0.5         0.5         0.5         0.6
   Special charges ..............................           --          --          --          --
                                                         -----       -----       -----       -----
        Total operating expenses ................         12.4        12.7        13.6        14.9
                                                         -----       -----       -----       -----
Operating income (loss) .........................         12.5        11.2         6.0        (1.3)
Other expense, net ..............................          5.9         8.7        18.0        10.5
                                                         -----       -----       -----       -----
Income (loss) before income taxes, equity
   investment gain (loss), minority interest
   and discontinued operations ..................          6.6         2.5       (12.0)      (11.8)
Equity investment gain (loss) ...................           --          --          --        (1.1)
Minority interest ...............................         (0.4)       (0.4)       (0.1)         --
                                                         -----       -----       -----       -----
Income (loss) from continuing operations before
   income taxes .................................          6.2         2.1       (12.1)      (12.9)
                                                         -----       -----       -----       -----

Provision for income taxes (benefit) ............          1.3        (1.6)        1.3        (1.2)
                                                         -----       -----       -----       -----
Income (loss) from continuing operations ........          4.9         3.7       (13.4)      (11.7)
                                                         -----       -----       -----       -----

                                                                        QUARTER ENDED
                                                        --------------------------------------------
                                                        DEC. 31,    SEPT. 30,   JUNE 30,   MARCH 31,
                                                          2002        2002        2002       2002
                                                        --------    ---------   --------   ---------
Net revenues ....................................        100.0%      100.0%      100.0%      100.0%
Cost of revenues ................................         83.6        87.9        98.2       106.8
                                                         -----       -----      ------       -----
        Gross profit (loss) .....................         16.4        12.1         1.8        (6.8)
                                                         -----       -----      ------       -----
Operating expenses:
   Selling, general and administrative ..........         11.3        11.5        13.4        15.8
   Research and development .....................          1.8         1.9         2.5         2.8
   Loss (gain) on disposal of assets, net .......         (0.1)       (0.1)        0.4         0.6
   Amortization of goodwill and other acquired
        intangibles .............................          0.5         0.5         0.5         0.4
   Special charges ..............................          2.7         3.5        76.5          --
                                                         -----       -----      ------       -----
        Total operating expenses ................         16.2        17.4        93.3        19.6
                                                         -----       -----      ------       -----
Operating income (loss) .........................          0.2        (5.3)      (91.5)      (26.3)
Other expense, net ..............................          9.2         9.5        10.7        13.0
                                                         -----       -----      ------       -----
Income (loss) before income taxes, equity
   investment gain (loss), minority interest
   and discontinued operations ..................         (9.1)      (14.8)     (102.2)      (39.4)
Equity investment gain (loss) ...................        (11.3)       (3.6)      (15.1)      (34.1)
Minority interest ...............................          0.1         0.1        (0.3)       (0.6)
                                                         -----       -----      ------       -----
Income (loss) from continuing operations before
   income taxes .................................        (20.3)      (18.4)     (117.6)      (74.1)
                                                         -----       -----      ------       -----

Provision for income taxes (benefit) ............         32.8        (2.8)       (7.6)       (8.3)
                                                         -----       -----       -----       -----
Income (loss) from continuing operations ........        (53.1)      (15.6)     (110.0)      (65.8)
                                                         -----       -----      ------       -----

                                                                                QUARTER ENDED
                                           ----------------------------------------------------------------------------------------
                                           DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,  JUNE 30,   MARCH 31,
                                             2003       2003       2003        2003        2002       2002       2002       2002
                                           --------   ---------   --------   ---------   --------   ---------  --------   ---------
Discontinued operations:
Income from wafer fabrication services
   business, net of tax ..............        --         --           --       15.9          0.6       0.5         0.6       0.8
                                             ---        ---        -----       ----        -----     -----      ------     -----
Net income (loss) ....................       4.9%       3.7%       (13.4)%      4.2%       (52.6)%   (15.1)%    (109.4)%   (65.0)%
                                             ===        ===        =====       ====        =====     =====      ======     =====

LIQUIDITY AND CAPITAL RESOURCES

     Our ongoing primary cash needs are for debt service (principally interest), equipment purchases and working capital. Our cash and cash equivalents balance as of December 31, 2003 was $313.3 million, and we had $30.0 million available under our $200.0 million senior secured credit facility. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service and working capital requirements for at least the next twelve months. We may require additional cash to consummate business combinations to diversify our geographic operations and expand our customer base. We intend to access the capital markets to meet these needs. We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the secured bank facility, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. Please refer to "Risk Factors That May Affect Future Operating Performance" below for further discussion.

     CASH FLOWS

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2003 were as follows:

                                                                  YEAR ENDED
                                                   ------------------------------------------
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2003           2002           2001
                                                   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Operating activities from continuing operations     $ 176,346      $ 113,175      $ 140,964
Investing activities from continuing operations      (167,096)       (54,565)      (168,110)
Financing activities from continuing operations       (22,012)       (11,382)       114,686
Discontinued operations .......................        13,284         62,631         19,397

     Cash flows from continuing operating activities: Our 2003 cash flows from continuing operating activities increased $63.2 million to $176.4 million in 2003, from $113.2 in 2002. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, partially offset by our increased needs for working capital.

     The primary contributors to cash flow from continuing operations in 2003 were $223.2 million of cash flows provided by continuing operations (adjusted for non-cash items) and a $39.5 million increase in trade payables associated with the increase in business activity. These sources were primarily offset by a $77.2 million increase in accounts receivable resulting from increased revenues and average credit terms extending slightly due to higher mix of Asian based customers, and a $23.8 million increase in inventory levels required to accommodate the demand for our services.

     Cash flows from continuing investing activities: Our 2003 cash flows used in continuing investing activities increased by $112.5 as compared to 2002 primarily due to a $135.4 million increase in capital expenditures from $95.1 million in 2002 to $230.5 million in 2003. Cash used for capital expenditures in 2003 was offset by cash proceeds from the collection of $18.3 million of notes receivable from Dongbu in 2003, $38.0 million from the sale of ASI common stock in 2003 and $9.8 million from the sale of our investment in an intellectual property company during 2003.

    Cash flows from continuing financing activities: Our 2003 net cash outflows from continuing financing activities were $22.0 million, as compared to $11.4 million in 2002. In 2002, our financing activity was minimal and was related primarily to scheduled debt payments of $30.1 million offset by proceeds related to our stock compensation plans of $11.5 million.

During 2003, significant uses of cash for financing activities were primarily related our debt repurchase activity as follows:

     - In April 2003, we repaid our $96.9 million term loan with the proceeds received from a senior secured debt refinancing transaction,

     - In May 2003, we repaid our $425.0 million 9.25% senior notes due in 2006, primarily with the proceeds from the issuance of our new 7.75% senior notes due in 2013,

     - In November 2003, we repaid $112.3 million of our 5.0% convertible subordinated notes due 2007 and $17.0 million of our 5.75% convertible subordinated notes due June 2006 with the proceeds from our November 2003 7.4 million common share offering,

     - During 2003, we repaid $29.5 million of our 9.25% senior notes due 2008 with cash on hand,

     - During 2003, we repaid $42.2 million our outstanding foreign debt with cash on hand,

     - In connection with the above transactions, we paid $24.1 of debt call premiums, and

     - In connection with the new debt issuances discussed below, we incurred $10.6 million of debt acquisition costs.

Cash used for financing activities during 2003 was offset by the following sources of cash:

     - In April 2003, we received $170.0 million of proceeds from a senior secured debt refinancing transaction,

     - In May 2003, we received $425.0 million of proceeds from the issuance of our new 7.75% senior notes due in 2013,

     -   In November 2003, we received $133.5 million of net proceeds from our
         7.4 million common share offering, and

     - During 2003, we received $13.5 million of proceeds related to our employee stock compensation plans.

We engaged in these significant financing activities to reduce our level of outstanding debt, lower our cost of capital and enhance our financial flexibility. These transactions and the related financial instruments are discussed in greater detail below.

DEBT INSTRUMENTS AND RELATED COVENANTS

     Following is a summary of short-term borrowings and long-term debt:

                                                                                         DECEMBER 31,     DECEMBER 31,
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                (IN THOUSANDS)
Senior secured credit facilities:
    Term loan, LIBOR plus 4% due January 2006........................................   $     168,725     $          --
    $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005........              --                --
Senior credit facilities:
    Term B loans, LIBOR plus 4% due September 2005...................................              --            97,118
    $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005.........              --                --
9.25% Senior notes due May 2006......................................................              --           425,000
9.25% Senior notes due February 2008.................................................         470,500           500,000
7.75% Senior notes due May 2013......................................................         425,000                --
10.5% Senior subordinated notes due May 2009.........................................         200,000           200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share...................................................         233,000           250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share...................................................         146,422           258,750
Other debt...........................................................................          35,725            77,845
                                                                                        -------------     -------------
                                                                                            1,679,372         1,808,713
Less -- Short-term borrowings and current portion of long-term debt                           (28,665)          (71,023)
                                                                                        -------------     -------------
                                                                                        $   1,650,707     $   1,737,690
                                                                                        =============     =============

     We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For 2003, interest expense payable in cash was $140.3 million.

     The covenants included in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of December 31, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all.

     Our business strategy has been, in part, to enhance our financial flexibility. During 2003, we have refinanced or repurchased various debt instruments, including our term loan and various senior notes, thereby lowering our effective interest rate and increasing our maturity dates.

   In April 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. This new credit facility replaced the previously existing $196.9 million senior secured credit facility, which included a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The new term loan bears interest at LIBOR plus 4.00% and the revolving line of credit bears interest at LIBOR plus 4.25%. These interest rates are subject to downward or upward adjustment according to respective improvements or deteriorations in our senior secured debt ratings. The remaining term loan principal repayments are due $1.7 million, $125.4 million and $41.6 million in 2004, 2005 and 2006, respectively. In addition, the credit facility includes certain affirmative, negative and financial covenants (including minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures) and events of default, which are customary for credit facilities of this type. On October 17, 2003, we amended certain covenants under our new $200.0 million senior secured credit facility as follows:

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

     In May 2003, we received proceeds of $416.3 million, net of closing costs, in connection with our sale of $425.0 million of 7.75% senior notes due May 2013. We sold these notes to qualified institutional buyers and used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes bear interest at the rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid in the redemption, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs.

     In November 2003, we sold 7,375,000 shares of our common stock priced at $19.00 per share. The final net proceeds to us were $133.5 million. These net proceeds were used to repurchase $112.0 million of our 5.00% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006. In connection with this redemption, we recorded charges during the fourth quarter of 2003 of $2.8 million for the associated premiums paid and $2.3 million for the associated unamortized deferred debt issuance costs.

     Other debt as of December 31, 2003 and 2002 included our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt included fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of December 31, 2003, the foreign debt had interest rates ranging from 1.0% to 4.35%. These debt instruments do not include significant financial covenants.

CAPITAL EXPENDITURES AND CONTRACTUAL OBLIGATIONS

     We expect significant growth in our business in 2004 based on industry estimates for the semiconductor industry as a whole, and our expectation that the trend towards increased outsourcing of packaging and test services in the semiconductor industry will continue. Accordingly, we have budgeted first quarter capital expenditures of $200 million and will most likely spend between $300 million and $500 million in 2004, which may include business combinations to diversify our geographic operations and expand our customer base.

     A summary of our contractual obligations as of December 31, 2003 are as follows:

                                                                                 PAYMENT DUE BY YEAR ENDING DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                           2005 -       2007 -       AFTER
                                                                 TOTAL         2004         2006         2008         2009
                                                              -----------  -----------  -----------  -----------   -----------
                                                                                       (IN THOUSANDS)
Total debt, including capital leases...................     $   1,679,372  $    28,665  $   406,539  $   618,309   $   625,859
Purchase obligations (1)...............................           148,805      148,805           --           --            --
Operating lease obligations............................           133,824       10,935       16,238       16,664        89,987
Other long-term obligations (2)........................                --           --           --           --            --
                                                            -------------  -----------  -----------  -----------   -----------
Total contractual obligations..........................     $   1,962,001  $   188,405  $   422,777  $   634,973   $   715,846
                                                            =============  ===========  ===========  ===========   ===========

(1)  Includes $89.0 million of capital-related purchase obligations.

(2) Our other noncurrent liabilities as of December 31, 2003 were $79.0 million. These other noncurrent liabilities included $76.3 million related to pension and severance obligations and $1.5 million related deferred tax liabilities, both of which are not included in the above chart due to uncertainty as to timing of payment. Also included in other noncurrent liabilities is an accrual of $1.2 million related to facility lease shutdowns, which is included in the chart above as operating lease obligations.

Included in accrued expenses at December 31, 2003, and not included above, are the following:

     - In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.8 million. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in other expense (income) during the fourth quarter of 2003 related to this termination fee.

     - In connection with our acquisition of a semiconductor packaging business from Citizen Watch Co., Ltd. we are required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.1 million based on the spot exchange rate at December 31, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2003.

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

     Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect. As of December 31, 2003 and 2002, the accrual for current taxes and estimated additional taxes was $39.8 million and $48.8 million, respectively. While it is reasonably possible that future payments may exceed amounts accrued, we recorded a net tax benefit during the year ended December 31, 2003 of $20.0 million to reduce our tax accruals based on related tax periods no longer open. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. In 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. These negative factors outweighed our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards, and accordingly, during 2002 we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. We will resume the recognition of deferred tax assets when we return to sustained profitability in certain jurisdictions. As of December 31, 2003, we had U.S. net operating losses totaling approximately $404.9 million expiring between 2021 and 2023. Additionally, as of December 31, 2003, we had approximately $49.1 million of non-U.S. net operating losses available for carryforward, expiring between 2004 and 2013.

     In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. In connection with our divestiture in 2003 of 12 million shares of ASI common stock, we realized a capital loss of approximately $80.6 million and recognized a U.S. tax benefit of $32.2 million for which we provided a full valuation allowance because we did not have any offsetting capital gains.

     Valuation of Long-Lived Assets. We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant under-performance relative to expected historical or projected future operating results,

     -   significant changes in the manner of our use of the asset,

     -   significant negative industry or economic trends, and

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

     Due to the existence of certain of the aforementioned indicators of impairment, we conducted a review in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," during the second quarter of 2002. As a result of this analysis, we identified $19.8 million of packaging and test fixed assets to be disposed and recognized an $18.7 million impairment charge to reduce the carrying values to their fair values less costs to sell. In addition, we recognized a $171.6 million impairment charge to reduce test and certain packaging assets that were to be held and used to their fair values based on projected cash flows discounted at a rate commensurate with the risk involved.

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill as of January 1, 2002 and then on an annual basis or between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets.

     Since we tested our long-lived assets for recoverability during the second quarter of 2002, we tested goodwill for impairment, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As a result, we recognized a $73.1 million goodwill impairment charge based on projected cash flows discounted at a rate commensurate with the risk involved.

     Depreciation accounting requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by $38.5 million during the six month period following the second quarter of 2002 and by $60.6 million for the year 2003. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

     -   historical experience,

     -   expected future cash flows,

     -   prevailing industry practice,

     -   consultations with an independent appraisal firm, and

     -   consultations with equipment manufacturers.

     We believe that our principal competitors depreciate their packaging assets over periods of six to eight years. The change of the estimated useful lives is considered a change in estimate and was accounted for prospectively beginning with the fourth quarter of 2002.

     Legal contingencies. We are subject to certain legal proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

     Regarding our epoxy mold compound litigation matter, claims against us may run in excess of $100 million. We have concluded that a loss is not probable, and are currently unable to estimate the amount or range of loss that could result in the event of an unfavorable outcome of this pending litigation. Accordingly, we have not provided any amounts in our consolidated financial statements for legal contingencies.

     Our assessment of required reserves may change in the future due to new developments in each matter. The present legislative and litigation environment is substantially uncertain, and it is possible that our consolidated results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of our pending litigation. We believe, and have been so advised by outside counsel handling these cases, that we have meritorious defenses to our litigation. All such cases are, and will continue to be, vigorously defended.

     Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI's market value. At January 1, 2002, we owned 47.7 million shares of ASI common stock with a carrying value of $377.9 million. During the second half of 2002, we commenced a strategy to sell our investment in ASI. As of December 31, 2003, we have reduced our investment in ASI to 14.7 million shares with a carrying value of $50.4 million, including a $10.0 unrealized gain reflected in accumulated other comprehensive income. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

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

MARKET RISK SENSITIVITY

     We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivatives instruments, including forward exchange contracts, has been insignificant throughout 2003 and 2002, and it is expected that our use of derivative instruments will continue to be minimal.

   FOREIGN CURRENCY RISKS

     Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, and Taiwanese dollar and Chinese renminbi. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables and accrued expenses.

     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at December 31, 2003 and 2002, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

                                                     CHART OF FOREIGN CURRENCY RISK
                                      ------------------------------------------------------------
                                      PHILIPPINE     KOREA     TAIWANESE    JAPANESE      CHINESE
                                         PESO         WON       DOLLAR         YEN        RENMINBI
                                      ----------    -------    ---------    --------      --------
                                                            (IN THOUSANDS)
As of December 31, 2003 ......         $(3,269)     $ 3,954     $(2,041)     $ 3,718      $   315
As of December 31, 2002 ......         $(1,782)     $ 8,506     $ 1,933      $(7,589)     $  (599)

   INTEREST RATE RISKS

     Our company has interest rate risk with respect to our long-term debt. As of December 31, 2003, we had a total of $1,679.4 million of debt of which 88.1% was fixed rate debt and 11.9% was variable rate debt. Our variable rate debt principally consisted of short-term borrowings and amounts outstanding under our secured bank facilities that included term loans and a $30.0 million revolving line of credit of which no amounts were drawn as of December 31, 2003. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2002, we had a total of $1,808.7 million of debt of which 91.3% was fixed rate debt and 8.7% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2003.

                                            YEAR ENDING DECEMBER 31,
                          -----------------------------------------------------------------
                                                                                                                          FAIR
                            2004         2005         2006            2007          2008      THEREAFTER      TOTAL       VALUE
                          ---------   ----------   -----------     -----------   ----------   ----------   -----------  ----------
Long-term debt:
  Fixed rate debt         $  2,543    $   1,547    $  233,867      $  146,422    $ 470,500    $ 625,000    $1,479,879   $1,583,334
  Average interest rate        4.3%         4.0%          5.7%            5.0%         9.3%         8.6%          8.0%
  Variable rate debt      $ 26,122    $ 127,438    $   43,687      $      815    $     572    $     859    $  199,493   $  199,493
  Average interest rate        1.6%         5.0%          4.9%            2.6%         2.7%         2.7%          4.5%

   EQUITY PRICE RISKS

     Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. During the fourth quarter of 2003, we repurchased $112.3 million of our 5.00% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

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

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business. We experienced significant recovery in most of our packaging services during 2002 and 2003. Visibility has improved in light of customer forecasts and positive trends are forming. Beginning in the second half of 2003, a large number of customers over-supported their forecasts as demand materialized faster than initially projected. However, there still remains some uncertainty as to the sustainability of these trends. If industry conditions do not continue to improve, we could sustain significant losses which could materially impact our business, including our liquidity.

FLUCTUATIONS IN OPERATING RESULTS -- OUR RESULTS HAVE VARIED AND MAY VARY SIGNIFICANTLY AS A RESULT OF FACTORS THAT WE CANNOT CONTROL.

     Many factors could materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs. Our operating results have varied significantly from period to period. During the three year period ended December 31, 2003, our revenues, gross margins and operating income have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:

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

     -   changes in labor costs to perform our services,

     -   the timing of expenditures in anticipation of future orders,

     -   changes in effective tax rates,

     -   high leverage and restrictive covenants,

     - international events that impact our operations and environmental events such as earthquakes, and

     - difficulties integrating acquisitions and our ability to attract qualified employees to support our geographic expansion.

     We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. These factors, as well the factors set forth below which have not significantly impacted our recent historical results, may impair our future business operations and may materially and adversely affect our revenues, gross profit and operating income, or lead to significant variability of quarterly or annual operating results:

     -   the availability and cost of financing for expansion,

     -   loss of key personnel or the shortage of available skilled workers,

     -   rescheduling and cancellation of large orders,

     -   warranty and product liability claims,

     -   intellectual property transactions and disputes, and

     -   fluctuations in our manufacturing yields.

DECLINING AVERAGE SELLING PRICES -- THE SEMICONDUCTOR INDUSTRY PLACES DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

     Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2003 and 2002, as compared to the comparable prior year periods, the decline in average selling prices eroded margins by 6% and 16%, respectively. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

HIGH LEVERAGE AND RESTRICTIVE COVENANTS -- OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY RESTRICT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We now have, and for the foreseeable future will have, a significant amount of indebtedness. As of December 31, 2003, total debt was $1,679.4 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness may limit our ability to increase our indebtedness, but they do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

     In January 2004 we purchased the remaining 40% ownership interest of Amkor Iwate currently owned by Toshiba for $12.8 million.

     We were required to pay to Citizen Watch Co., Ltd. 1.7 billion Japanese yen in deferred purchase price and other contingent payments in connection with our purchase of the semiconductor packaging business of Citizen Watch Co, Ltd. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.1 million based on the spot exchange rate at December 31, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition.

     In general, covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of December 31, 2003 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us. Our credit and debt ratings were lowered in August 2002, and accordingly, it may be difficult for us to secure additional financing, if we need it, on satisfactory terms or at all. Our substantial indebtedness could:

     - increase our vulnerability to general adverse economic and industry conditions,

     - limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements,

     - require us to dedicate a substantial portion of our cash flow from operations to service interest and principal payments on our debt,

     - limit our flexibility to react to changes in our business and the industry in which we operate,

     - place us at a competitive disadvantage to any of our competitors that have less debt, and

     - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

INVESTMENT IN ASI -- OUR RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY DECREASES IN THE PRICE OF ASI'S COMMON STOCK.

     At December 31, 2003 we owned 14.7 million shares, or 12%, of ASI's voting stock. We currently account for our investment in ASI as a marketable security that is available for sale. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value of $50.4 million. In addition, in the event of a decline in the market value of the ASI stock that is not temporary, we will be required to record a charge to earnings for the unrealized loss, and a new cost basis for the stock will be established.

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

     We provide packaging and test services through our factories located in the Philippines, Korea, Japan, Taiwan and China. Moreover, many of our customers' and vendors' operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

     -   regulatory limitations imposed by foreign governments,

     -   fluctuations in currency exchange rates,

     -   political, military and terrorist risks,

     - disruptions or delays in shipments caused by customs brokers or government agencies,

     - unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers,

     -   difficulties in staffing and managing foreign operations, and

     - potentially adverse tax consequences resulting from changes in tax laws.

DIFFICULTIES INTEGRATING ACQUISITIONS -- WE FACE CHALLENGES AS WE INTEGRATE NEW AND DIVERSE OPERATIONS AND TRY TO ATTRACT QUALIFIED EMPLOYEES TO SUPPORT OUR GEOGRAPHIC EXPANSION.

     As a result of our geographic expansion we have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own manufacturing, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions and expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

DEPENDENCE ON MATERIALS AND EQUIPMENT SUPPLIERS -- OUR BUSINESS MAY SUFFER IF THE COST, QUALITY OR SUPPLY OF MATERIALS OR EQUIPMENT CHANGES ADVERSELY.

     We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. Furthermore, we purchase all of our materials on a purchase order basis and have no long-term contracts with any of our suppliers. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality or (4) at competitive prices.

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

     In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.

INCREASED LITIGATION INCIDENT TO OUR BUSINESS -- OUR BUSINESS MAY SUFFER AS A RESULT OF OUR INVOLVEMENT IN VARIOUS LAWSUITS.

     We are currently a party to various legal proceedings, including those described in Part I, Item 3 above. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future. As we discuss more fully in Part I, Item 3 above, recently we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures.

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

PROTECTION OF INTELLECTUAL PROPERTY -- WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION.

     We maintain an active program to protect our investment in technology by acquiring intellectual property protection and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the United States and abroad. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:

     -   discontinue the use of certain processes,

     -   cease the manufacture, use, import and sale of infringing products,

     -   pay substantial damages,

     -   develop non-infringing technologies, or

     -   acquire licenses to the technology we had allegedly infringed.

If we fail to obtain necessary licenses or if we are subjected to litigation relating to patent infringement or other intellectual property matters, our business could suffer.

CONTINUED CONTROL BY EXISTING STOCKHOLDERS -- MR. JAMES KIM AND MEMBERS OF HIS FAMILY CAN SUBSTANTIALLY CONTROL THE OUTCOME OF ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of December 31, 2003, Mr. James Kim and members of his family beneficially owned approximately 41.9% of our outstanding common stock. Mr. James Kim's family, acting together, will substantially control all matters submitted for approval by our stockholders. These matters could include:

     -   the election of all of the members of our board of directors,

     -   proxy contests,

     -   mergers involving our company,

     -   tender offers, and

     -   open market purchase programs or other purchases of our common stock.

STOCK PRICE VOLATILITY

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     - actual or anticipated quarter-to-quarter variations in operating results,

     - announcements of technological innovations or new products and services by Amkor or our competitors,

     -   general conditions in the semiconductor industry,

     -   changes in earnings estimates or recommendations by analysts, and

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Auditors.................................................................... 49
Consolidated Statements of Operations -- Years ended December 31, 2003, 2002 and 2001............. 50
Consolidated Balance Sheets -- December 31, 2003 and 2002......................................... 51
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2003, 2002 and 2001... 52
Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001............. 53
Notes to Consolidated Financial Statements........................................................ 54
Reports of Independent Auditors................................................................... 82
Schedule II -- Valuation and Qualifying Accounts.................................................. 84

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Amkor Technology, Inc.:

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. For 2002 and 2001, we did not audit the combined financial statements of Amkor Technology Philippines, Inc. (formerly Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc.), a wholly owned subsidiary, referred to herein as ATP, which combined financial statements reflect total assets of 14% of the consolidated total assets at December 31,2002 and operating expenses of 14% and 18% of the related consolidated total operating expenses for each of the two years in the period ended December 31, 2002. The combined financial statements of ATP as of December 31, 2002 and for the year ended December 31, 2002 were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditor. The financial statements of ATP as of December 31, 2001 and for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 19, 2002. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     As discussed in Note 4 and Note 5, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

January 28, 2004

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           2003              2002             2001
                                                                       -------------    -------------     -------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................................      $   1,603,768    $   1,406,178     $   1,336,674
Cost of revenues.................................................          1,267,302        1,310,563         1,284,423
                                                                       -------------    -------------     -------------
Gross profit.....................................................            336,466           95,615            52,251
                                                                       -------------    -------------     -------------
Operating expenses:
     Selling, general and administrative.........................            179,952          179,888           191,136
     Research and development....................................             25,784           31,189            38,786
     Loss (gain) on disposal of fixed assets, net................               (586)           2,496            14,515
     Amortization of goodwill and other acquired intangibles.....              8,183            6,992            84,962
     Special charges, net (see Note 3)...........................                125          291,970                --
                                                                       -------------    -------------     -------------
         Total operating expenses................................            213,458          512,535           329,399
                                                                       -------------    -------------     -------------
Operating income (loss)..........................................            123,008         (416,920)         (277,148)
                                                                       -------------    -------------     -------------
Other (income) expense:
     Interest expense, net.......................................            140,281          147,497           150,626
     Foreign currency (gain) loss................................             (3,022)             906               872
     Other (income) expense, net.................................             31,052           (1,014)            9,852
                                                                       -------------    -------------     -------------
         Total other expense.....................................            168,311          147,389           161,350
                                                                       -------------    -------------     -------------
Loss before income taxes, equity investment losses,
     minority interest and discontinued operations...............            (45,303)        (564,309)         (438,498)
Equity investment losses (see Note 12)...........................             (3,290)        (208,165)         (100,706)
Minority interest................................................             (4,008)          (1,932)           (1,896)
                                                                       -------------    -------------     -------------
Loss from continuing operations before income taxes..............            (52,601)        (774,406)         (541,100)
                                                                       -------------    -------------     -------------

Provision for income taxes (benefit).............................               (233)          60,683           (84,613)
                                                                       -------------    -------------     -------------
Loss from continuing operations..................................            (52,368)        (835,089)         (456,487)
                                                                       -------------    -------------     -------------

Income from discontinued operations, net of tax (see Note 2).....             54,566            8,330             5,626
                                                                       -------------    -------------     -------------
Net income (loss)................................................      $       2,198    $    (826,759)    $    (450,861)
                                                                       =============    =============     =============

Per Share Data:
     Basic and diluted loss per common share
       from continuing operations................................      $       (0.31)   $       (5.09)    $       (2.91)
     Basic and diluted income per common share
       from discontinued operations..............................               0.32             0.05              0.04
                                                                       -------------    -------------     -------------
     Basic and diluted income (loss) per common share............      $        0.01    $       (5.04)    $       (2.87)
                                                                       =============    =============     =============
     Shares used in computing basic and diluted income (loss)
       per common share..........................................            167,142          164,124           157,111
                                                                       =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                                 (IN THOUSANDS)
                                   ASSETS
Current assets:
     Cash and cash equivalents...................................................       $     313,259     $     311,249
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of $6,514 and $7,122......             318,051           234,056
         Other...................................................................               4,413             8,532
     Inventories.................................................................              92,439            72,121
     Other current assets........................................................              49,606            48,661
                                                                                        -------------     -------------
              Total current assets...............................................             777,768           674,619
                                                                                        -------------     -------------
Property, plant and equipment, net...............................................           1,007,648           966,338
                                                                                        -------------     -------------
Investments......................................................................              51,181            83,235
                                                                                        -------------     -------------
Other assets:
     Goodwill ...................................................................             629,850           628,099
     Acquired intangibles........................................................              37,730            45,033
     Due from affiliates.........................................................                  --            20,852
     Other.......................................................................              67,601           114,178
     Assets of discontinued operations (see Note 2)..............................                  96            25,630
                                                                                        -------------     -------------
                                                                                              735,277           833,792
                                                                                        -------------     -------------
              Total assets......................................................        $   2,571,874     $   2,557,984
                                                                                        =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft.............................................................        $       2,690     $       4,633
     Short-term borrowings and current portion of long-term debt................               28,665            71,023
     Trade accounts payable.....................................................              227,239           180,999
     Due to affiliates..........................................................                3,157            70,243
     Accrued expenses...........................................................              178,100           184,223
                                                                                        -------------     -------------
              Total current liabilities.........................................              439,851           511,121
Long-term debt..................................................................            1,650,707         1,737,690
Other noncurrent liabilities....................................................               78,974            67,661
                                                                                        -------------     -------------
              Total liabilities.................................................            2,169,532         2,316,472
                                                                                        -------------     -------------

Commitments and contingencies
Minority interest...............................................................                1,338            10,145
                                                                                        -------------     -------------
Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares authorized
         designated Series A, none issued.......................................                   --                --
     Common stock, $0.001 par value, 500,000 shares authorized,
         issued and outstanding of 174,508 in 2003 and 165,156 in 2002..........                  175               166
     Additional paid-in capital.................................................            1,317,164         1,170,227
     Accumulated deficit........................................................             (931,536)         (933,734)
     Receivable from stockholders...............................................                   --            (2,887)
     Accumulated other comprehensive income (loss)..............................               15,201            (2,405)
                                                                                        -------------     -------------
              Total stockholders' equity........................................              401,004           231,367
                                                                                        -------------     -------------
              Total liabilities and stockholders' equity........................        $   2,571,874     $   2,557,984
                                                                                        =============     =============

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           COMMON STOCK
                                                   ----------------------------       PAID-IN       ACCUMULATED
                                                      SHARES           AMOUNT         CAPITAL         DEFICIT
                                                   -----------      -----------     -----------     -----------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000 .................         152,118              152         975,026         343,886
     Net loss ................................              --               --              --        (450,861)
     Unrealized losses on investments,
         net of tax ..........................              --               --              --              --
     Cumulative translation adjustment .......              --               --              --              --
     Comprehensive loss ......................
     Issuance of stock for acquisitions ......           4,948                5          87,869              --
     Issuance of stock through employee
         stock purchase plan and stock options           1,000                1          11,698              --
     Debt conversion .........................           3,716                4          48,948              --
                                                   -----------      -----------     -----------     -----------
BALANCE AT DECEMBER 31, 2001 .................         161,782              162       1,123,541        (106,975)
     Net loss ................................              --               --              --        (826,759)
         Unrealized loss on investments,
         net of tax ..........................              --               --              --              --
     Cumulative translation adjustment .......              --               --              --              --
     Comprehensive loss ......................
     Issuance of stock for acquisitions ......           1,827                2          35,200              --
     Issuance of stock through employee
         stock purchase plan and stock options           1,547                2          11,486              --
     Payment received from stockholders ......              --               --              --              --
                                                   -----------      -----------     -----------     -----------
BALANCE AT DECEMBER 31, 2002 .................         165,156      $       166     $ 1,170,227     $  (933,734)
     Net income ..............................              --               --              --           2,198
     Unrealized gain on investments,
         net of tax ..........................              --               --              --              --
     Cumulative translation adjustment .......              --               --              --              --
     Comprehensive income ....................
     Issuance of common stock ................           7,375                7         133,459              --
     Issuance of stock through employee
         stock purchase plan and stock options           1,977                2          13,478              --
     Payment received from stockholders ......              --               --              --              --
                                                   -----------      -----------     -----------     -----------
BALANCE AT DECEMBER 31, 2003 .................         174,508      $       175     $ 1,317,164     $  (931,536)
                                                   ===========      ===========     ===========     ===========

                                                                      ACCUMULATED
                                                      RECEIVABLE         OTHER                         COMPREHENSIVE
                                                        FROM         COMPREHENSIVE                        INCOME
                                                     STOCKHOLDER     INCOME (LOSS)        TOTAL           (LOSS)
                                                     -----------     -------------     ------------    -------------
                                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000 .................            (3,276)            (954)       1,314,834
     Net loss ................................                --               --         (450,861)     $  (450,861)
     Unrealized losses on investments,
         net of tax ..........................                --             (103)            (103)            (103)
     Cumulative translation adjustment .......                --           (3,678)          (3,678)          (3,678)
                                                                                                        -----------
     Comprehensive loss ......................                                                          $  (454,642)
                                                                                                        ===========
     Issuance of stock for acquisitions ......                --               --           87,874
     Issuance of stock through employee
         stock purchase plan and stock options                --               --           11,699
     Debt conversion .........................                --               --           48,952
                                                     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2001 .................            (3,276)          (4,735)       1,008,717
     Net loss ................................                --               --         (826,759)     $  (826,759)
         Unrealized loss on investments,
         net of tax ..........................                --           (1,224)          (1,224)          (1,224)
     Cumulative translation adjustment .......                --            3,554            3,554            3,554
                                                                                                        -----------
     Comprehensive loss ......................                                                          $  (824,429)
                                                                                                        ===========
     Issuance of stock for acquisitions ......                --               --           35,202
     Issuance of stock through employee
         stock purchase plan and stock options                --               --           11,488
     Payment received from stockholders ......               389               --              389
                                                     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2002 .................       $    (2,887)     $    (2,405)     $   231,367
     Net income ..............................                --               --            2,198      $     2,198
     Unrealized gain on investments,
         net of tax ..........................                --           12,152           12,152           12,152
     Cumulative translation adjustment .......                --            5,454            5,454            5,454
                                                                                                        -----------
     Comprehensive income ....................                                                          $    19,804
                                                                                                        ===========
     Issuance of common stock ................                --               --          133,466
     Issuance of stock through employee
         stock purchase plan and stock options                --               --           13,480
     Payment received from stockholders ......             2,887               --            2,887
                                                     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2003 .................       $        --      $    15,201      $   401,004
                                                     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                 2003           2002           2001
                                                                              ----------     ----------     ----------
                                                                                           (IN THOUSANDS)
Cash flows from continuing operating activities:
     Loss from continuing operations ....................................     $ (52,368)     $(835,089)     $(456,487)
     Adjustments to reconcile loss from continuing operations
         to net cash provided by operating activities --
         Depreciation and amortization ..................................       219,735        323,265        440,591
         Amortization of deferred debt issuance costs ...................        18,540          8,251         22,321
         Provision for accounts receivable ..............................            --            500          4,000
         Provision for excess and obsolete inventory ....................         4,463          5,841         17,869
         Deferred income taxes ..........................................         7,895         72,719        (85,022)
         Equity in loss of investees ....................................         3,290         33,865        100,706
         Loss (gain) on disposal of fixed assets, net ...................          (586)         2,496         14,515
         Other (gains) losses on investments, net .......................        (4,019)       174,300             --
         Loss on debt redemption premium payments .......................        24,148             --             --
         Asset impairment charges and facility closure costs ............        (1,886)       284,602          3,600
         Minority interest ..............................................         4,008          1,932          1,896
     Changes in assets and liabilities excluding effects
         of acquisitions --
         Accounts receivable ............................................       (77,161)       (39,328)        84,641
         Other receivables ..............................................         4,035            719         (2,488)
         Inventories ....................................................       (23,825)           218         31,372
         Due to/from affiliates, net ....................................          (835)           529         (2,447)
         Other current assets ...........................................        (2,335)        (2,210)         6,034
         Other non-current assets .......................................        12,374         19,433           (214)
         Accounts payable ...............................................        39,542         28,313        (23,808)
         Accrued expenses ...............................................       (11,652)        24,394        (24,126)
         Other long-term liabilities ....................................        12,983          8,425          8,011
                                                                              ---------      ---------      ---------
              Net cash provided by operating activities .................       176,346        113,175        140,964
                                                                              ---------      ---------      ---------
Cash flows from continuing investing activities:
     Purchases of property, plant and equipment .........................      (230,504)       (95,104)      (158,595)
     Acquisitions, net of cash acquired .................................        (2,505)       (18,459)       (11,057)
     Proceeds from the sale of property, plant and equipment ............         4,001          2,870          1,863
     Proceeds from disposition of equity investment .....................            --         58,139             --
     Proceeds from the sale of investments ..............................        56,595             --             --
     Purchase of investments ............................................       (13,765)        (2,011)          (321)
     Proceeds from note receivable ......................................        18,253             --             --
     Other ..............................................................           829             --             --
                                                                              ---------      ---------      ---------
              Net cash used in investing activities .....................      (167,096)       (54,565)      (168,110)
                                                                              ---------      ---------      ---------
Cash flows from continuing financing activities:
     Net change in bank overdrafts and short-term borrowings ............        (1,943)         6,860         15,067
     Net proceeds from issuance of long-term debt .......................       584,423             --        750,486
     Payments of long-term debt, including redemption premium payment....      (754,325)       (30,119)      (662,565)
     Net proceeds from the issuance of common stock .....................       133,466             --             --
     Proceeds from issuance of stock through employee stock
         purchase plan and stock options ................................        13,480         11,488         11,698
     Payment on receivable received from stockholders ...................         2,887            389             --
                                                                              ---------      ---------      ---------
              Net cash provided by (used in) financing activities .......       (22,012)       (11,382)       114,686
                                                                              ---------      ---------      ---------
Effect of exchange rate fluctuations on cash and cash equivalents
     Related to continuing operations ...................................         1,488          1,333           (397)
                                                                              ---------      ---------      ---------
     Cash flows from discontinued operations:
     Net cash provided by operating activities ..........................        10,872         63,302         19,502
     Net cash provided by (used in) investing activities ................         2,412             --           (105)
     Net cash used in financing activities ..............................            --           (671)            --
                                                                              ---------      ---------      ---------
          Net cash provided by discontinued operations ..................        13,284         62,631         19,397
                                                                              ---------      ---------      ---------
Net increase in cash and cash equivalents ...............................         2,010        111,192        106,540
Cash and cash equivalents, beginning of period ..........................       311,249        200,057         93,517
                                                                              ---------      ---------      ---------
Cash and cash equivalents, end of period ................................     $ 313,259      $ 311,249      $ 200,057
                                                                              =========      =========      =========
Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest .......................................................     $ 147,188      $ 142,299      $ 144,345
         Income taxes ...................................................     $   7,839      $    (845)     $    (642)

   The accompanying notes are an integral part of these financial statements.

                             AMKOR TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries. The consolidated financial statements reflect the elimination of all significant intercompany accounts and transactions. As discussed further below, we elected early adoption of FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" on July 1, 2003. Accordingly, our investments in variable interest entities in which we are the primary beneficiary are consolidated. Our investments in variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform with the current presentation.

   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidation of Variable Interest Entities." The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. On July 1, 2003, we elected early adoption of FIN 46 and have elected not to restate years prior to 2003.

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of December 31, 2003, the combined book value of the assets and liabilities associated with these Philippine realty corporations included in our consolidated balance sheet were $21.0 million and $1.0 million (which excludes an intercompany payable of $21.8 million which eliminates during consolidation), respectively. There was no net effect to our consolidated statements of income as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our historical consolidated statements of income. In addition, the consolidation of Philippine realty companies was treated as a non-cash transaction.

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

     The local currency is the functional currency of our subsidiaries in Japan, Taiwan and China, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheets. Assets and liabilities denominated in currency other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

   CONCENTRATIONS AND CREDIT RISK

     Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable, cash and cash equivalents and marketable securities. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high-grade money market accounts.

   RISKS AND UNCERTAINTIES

      Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

   CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally by using a moving average method. We order raw materials based on the customers' forecasted demand and we do not maintain any finished goods inventory. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or successful in being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on the forecasted demand we receive from our customers and the age of our inventory. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Depreciable lives follow:

Buildings and improvements ................     10 to 30 years
Machinery and equipment ...................       3 to 7 years
Furniture, fixtures and other equipment....      3 to 10 years

     Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage. This change increased our 2003 net income by approximately $62 million, or $0.37 per share, and decreased our 2002 net loss by approximately $16.7 million, or $0.10 per share. The offsetting impact to our tax provision in 2003 and 2002 related to the change in useful lives was immaterial due to tax holidays in certain tax jurisdictions and due to our recognition of valuation allowances against net operating loss carryforwards in certain other tax jurisdictions (see Note 17).

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense related to continuing operations was $211.0 million, $315.6 million and $354.5 million for 2003, 2002 and 2001, respectively.

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

   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist principally of deferred income taxes and tax credits, deferred debt issuance costs and refundable security deposits. As discussed in Note 17, we have established valuation allowances against the majority of our deferred tax assets.

     At December 31, 2002, other noncurrent assets included $6.0 million for the cash surrender value of life insurance policies in which the beneficiary was our Chairman and CEO. In December 2003, our Chairman and CEO paid to us $6.0 million for this asset, the book value and fair value of the asset at that time, and accordingly, no balance exists at December 31, 2003.

   DUE FROM AND TO AFFILIATES

     At December 31, 2002, due from affiliates primarily related to advances made to Philippine realty companies in which we own 40%. Such investment was previously accounted for under the equity method of accounting. Beginning on July 1, 2003, we have consolidated these entities within our consolidated financial statement in accordance with FIN 46. Accordingly, this advance now eliminates during consolidation. The affiliated entities have no long-term obligations other than their obligations to us and we have not extended guarantees or other commitments to the entities. Due to affiliates primarily relates to our transactions with Anam Semiconductor, Inc. (see Note 8). Due from affiliates of $0.1 million and $0.3 million at December 31, 2003 and 2002, respectively, are included in accounts receivable - other.

   DEBT EXTINGUISHMENTS

     In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002." SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. We adopted SFAS 145 beginning January 1, 2003. During 2003, we charged $24.1 million of debt premiums, $11.1 million of associated unamortized deferred debt issuance costs and $2.5 million of other debt retirement costs to other (income) expense, net. During 2001, we charged $13.4 million of unamortized deferred debt issuance costs to other (income) expense, net.

   OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist primarily of Korean severance plan obligations, Philippine pension obligations and noncurrent income taxes payable.

   RECEIVABLE FROM STOCKHOLDERS

     Amkor Electronics, Inc. (AEI), which was merged into our company just prior to the initial public offering of our company in May 1998, elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code of 1986 and comparable state tax provisions. As a result, AEI did not recognize U.S. federal corporate income taxes. Instead, the stockholders of AEI were taxed on their proportionate share of AEI's taxable income. Accordingly, no provision for U.S. federal income taxes was recorded for AEI. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. We consummated a tax indemnification agreement between us, our predecessor and James Kim and his family (collectively, the "Kim Family"). James Kim, is our founder and significant stockholder, and currently serves as our Chairman and CEO. Under the terms of the tax indemnification agreement, Amkor indemnified the former owners of AEI for the settlement of AEI's S Corporation federal and state tax returns and any adjustments to the reported taxable income. During 2003, all tax years in which AEI filed U.S. federal income tax returns are closed and, accordingly, are no longer subject to review.

     At the time AEI was converted to a C Corporation, AEI and the Kim Family identified certain federal and state tax overpayments associated with the results of AEI during S Corporation status years, and AEI, in May 1998, paid such amounts to the Kim Family. These amounts, which principally related to the finalization of AEI's federal tax return, have been reflected as a receivable from stockholders in the stockholders' equity section of our balance sheets. During the fourth quarter of 2003, the receivable was collected in full.

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

   STOCK COMPENSATION

     We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 19, "Stock Compensation Plans." No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income (loss) and per share amount would have been increased (decreased).

     The following table illustrates the effect on net income (loss) and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period. Refer to Note 19 for a discussion of the assumptions used in calculating the fair value of the options granted.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 2003            2002          2001
                                                               ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
    Net income (loss), as reported .......................     $   2,198      $(826,759)     $(450,861)
    Deduct: Total stock-based employee compensation
             determined under fair value based method,
             net of tax ..................................       (31,573)       (41,470)       (29,619)

                                                               ---------      ---------      ---------
    Net loss, pro forma ..................................     $ (29,375)     $(868,229)     $(480,480)
                                                               =========      =========      =========

Earnings (loss) per share:
   Basic and diluted:
     As reported .........................................          0.01          (5.04)         (2.87)
     Pro forma ...........................................         (0.18)         (5.29)         (3.06)

     For 2003 and 2002 pro forma net losses, there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses for 2003 and 2002 and our associated recognition of valuation allowances against net operating loss carryforwards (see Note 17).

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

   RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued "FASB Staff Position No. FAS 150-3," which deferred indefinitely the measurement provisions of SFAS 150 for certain mandatorily redeemable noncontrolling interests that were issued before November 5, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. The statement does not change the measurement or recognition of pension plans and other postretirement benefit plans. For domestic plans, the new disclosures are generally effective for periods ending after December 15, 2003. For foreign plans, the new disclosures are generally effective for periods ending after June 15, 2004. All of our defined benefit pension plans are foreign. The adoption of SFAS No. 132 (revised 2003) is not expected to have a material effect on our financial position, results of operations, or cash flows.

2.   DISCONTINUED OPERATIONS

     On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation. In connection with the disposition of our wafer fabrication business, we recorded, during the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million (or $51.5 million net of $7.1 million of associated tax expense). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million.

     A summary of the results from discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           2003              2002             2001
                                                                       -------------    -------------     -------------
                                                                                        (IN THOUSANDS)
Net revenues......................................................     $      34,636    $     233,529     $     181,188
Gross profit......................................................             3,451           22,205            17,547
Operating income..................................................             3,455           13,526             8,465
Gain on sale of wafer fabrication services business...............            58,600               --                --
Other (income) expense............................................               (11)              64               (83)
Tax expense.......................................................             7,500            5,132             2,922
Net income from discontinued operations...........................            54,566            8,330             5,626

A summary of the assets of our discontinued operations are as follows:

                                                                                                  DECEMBER 31,
                                                                                        -------------------------------
                                                                                             2003             2002
                                                                                        -------------     -------------
                                                                                               (IN THOUSANDS)
Accounts receivable...........................................................          $          96     $      23,025
Property, plant and equipment, net of accumulated depreciation of
     $8.4 million at December 31, 2002........................................                     --             2,605
                                                                                        -------------     -------------
                                                                                        $          96     $      25,630
                                                                                        =============     =============

3.   SPECIAL CHARGES

     Special charges consist of the following:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           2003              2002             2001
                                                                       -------------    -------------     -------------
                                                                                        (IN THOUSANDS)
Impairment of long-lived assets (Note 4).........................      $          --    $     190,266     $          --
Impairment of goodwill (Note 5)..................................                 --           73,080                --
Lease termination and other exit costs (Note 6)..................             (1,886)          28,624                --
Contract termination fee (Note 7)................................              2,011               --                --
                                                                       -------------    -------------     -------------
                                                                       $         125    $     291,970     $          --
                                                                       =============    =============     =============

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

     During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company's packaging services. However, at that time, our test services assets and several packaging services assets:

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

     Based on our company-wide evaluation of underutilized assets during 2002, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2003, we have disposed of all of the identified test and packaging assets.

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

     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufacturers' demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expected that the demand for our test services on our existing technology platforms would return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expected that the demand for these package types would return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of this charge were as follows:

                                                                         CARRYING           FAIR           IMPAIRMENT
                                                                           VALUE            VALUE            CHARGE
                                                                       -------------    -------------     -------------
                                                                                        (IN MILLIONS)
Test assets:
     Property, plant and equipment and acquired intangibles....        $        95.4    $        21.9     $        73.5
Packaging assets:
     Property, plant and equipment.............................                157.7             59.6              98.1
                                                                       -------------    -------------     -------------
                                                                       $       253.1    $        81.5     $       171.6
                                                                       =============    =============     =============

An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

5. SFAS NO. 141, BUSINESS COMBINATIONS AND SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." For existing acquisitions, the provisions of SFAS No. 142 were effective as of January 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption of SFAS No. 142, goodwill be tested for impairment at the reporting unit level as of the date of adoption.

     We adopted SFAS No. 142 as of January 1, 2002 and we reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, at adoption of SFAS No. 142 we stopped amortizing goodwill of $659.1 million, as well as goodwill of $118.6 million associated with our investment in ASI then accounted for under the equity method of accounting. The as adjusted financial information below assumes that the cessation of amortization occurred as of January 1, 2001.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2003          2002            2001
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss from continuing operations, as reported .............   $   (52,368)   $  (835,089)   $  (456,487)
                                                             -----------    -----------    -----------
Goodwill and assembled workforce amortization ............            --             --         80,232
Goodwill related to equity investments ...................            --             --         35,544
                                                             -----------    -----------    -----------
                                                                      --             --        115,776
                                                             -----------    -----------    -----------
Loss from continuing operations, as adjusted .............       (52,368)      (835,089)      (340,711)
Income from discontinued operations, as reported .........        54,566          8,330          5,626
                                                             -----------    -----------    -----------
Net income (loss), as adjusted ...........................   $     2,198    $  (826,759)   $  (335,085)
                                                             ===========    ===========    ===========
Basic and diluted earning per share:
Loss from continuing operations per share, as reported ...   $     (0.31)   $     (5.09)   $     (2.91)
                                                             -----------    -----------    -----------
Goodwill and assembled workforce amortization ............            --             --           0.51
Goodwill related to equity investments ...................            --             --           0.23
                                                             -----------    -----------    -----------
                                                                      --             --           0.74
                                                             -----------    -----------    -----------
Loss from continuing operations per share, as adjusted ...         (0.31)         (5.09)         (2.17)
Income from discontinued operations, as reported .........          0.32           0.05           0.04
                                                             -----------    -----------    -----------
Net income (loss), as adjusted ...........................   $      0.01    $     (5.04)   $     (2.13)
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

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several packaging services assets remained at low utilization rates during the second quarter of 2002 and were no longer expected to reach previously anticipated utilization levels. As discussed in Note 4, we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. During the second quarter of 2003, we performed our annual review for impairment and concluded that goodwill was not impaired.

     The changes in the carrying value of goodwill by reporting unit are as follows:

                                                               PACKAGING    TEST
                                                               SERVICES   SERVICES      TOTAL
                                                               --------   --------    ---------
                                                                       (IN THOUSANDS)
Balance as of January 1, 2002 ..............................   $586,344   $ 72,786    $ 659,130
Goodwill acquired ..........................................     40,890         --       40,890
Goodwill impairment ........................................         --    (73,080)     (73,080)
Translation adjustments ....................................        865        294        1,159
                                                               --------   --------    ---------
Balance as of December 31, 2002 ............................   $628,099   $     --    $ 628,099
Translation adjustments ....................................      1,751         --        1,751
                                                               --------   --------    ---------
Balance as of December 31, 2003 ............................   $629,850   $     --    $ 629,850
                                                               ========   ========    =========

6.   RESTRUCTURING CHARGES

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

     - Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility,

     -    Merging our factory operations in Taiwan into a single location, and

     - Consolidating select U.S. office locations and closing our San Jose test facility.

     The 2002 charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We completed the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $2.2 million and $6.1 million remained outstanding as of December 31, 2003 and December 31, 2002, respectively, and is reflected in accrued expenses and other noncurrent liabilities. The outstanding liability is principally future lease payments of which $1.0 million is expected be paid during 2004. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During 2003, the restructuring reserve was reduced by $2.0 million for cash expenditures and $1.9 million for the settlement of a previously existing contingency.

7.   ACQUISITIONS IN JAPAN AND TAIWAN

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of
300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.1 million based on the spot exchange rate at December 31, 2003) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

     In January 2002, we acquired Agilent Technologies, Inc.'s packaging business related to semiconductor packages utilized in printers for $2.8 million in cash. The purchase price was principally allocated to the tangible assets of our packaging services reporting unit. Our results of operations were not significantly impacted by this acquisition.

     In July 2001, we acquired, in separate transactions, 69% of Taiwan Semiconductor Technology Corporation ("TSTC") and Sampo Semiconductor Corporation ("Sampo") in Taiwan. Including our prior ownership interest in TSTC, our ownership increased to 94% of the outstanding shares of TSTC. The combined purchase price was paid with the issuance of 4.9 million shares of our common stock valued at $87.9 million based on our closing share price two days prior to each acquisition, the assumption of $34.8 million of debt and $3.7 million of cash consideration, net of acquired cash. We recorded intangible assets, principally goodwill, of $23.8 million as of the acquisition date that is nonamortizable. In connection with earn-out provisions that provided for additional purchase price based in part on the results of the acquisitions, we issued an additional 1.8 million shares in January 2002 and recorded an additional $35.2 million in goodwill.

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. We owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. At December 31, 2003, our minority interest in Amkor Iwate of $11.8 million was recorded as a liability in accrued expenses, in accordance with SFAS No. 150. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for approximately 1.4 billion Japanese yen ($12.8 million based on the spot exchange rate at December 31, 2003). Also in January 2004, we paid to Toshiba 220.0 million Japanese yen (or $2.0 million based on the spot exchange rate at December 31, 2003) to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in special charges (see Note 3) during the fourth quarter of 2003 related to this termination fee. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provides for services to be performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba's Iwate factory terminates January 2006.

     The results of our acquisitions have been included in the accompanying consolidated financial statements since their respective acquisition dates.

8.   OUR RELATIONSHIP WITH ANAM SEMICONDUCTOR, INC. (ASI) AND INVESTMENT IN ASI

OUR RELATIONSHIP WITH ASI

     We have had a long-standing relationship with ASI. ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through former supply agreements with ASI, we historically subcontracted for packaging and test services which were sourced from ASI's factories in Korea. Beginning in May 2000, with the completion of our acquisitions of ASI's packaging and test facilities, we no longer receive packaging and test services from ASI. In connection with the acquisition of these factories, we committed to making equity investments in ASI, and as a result, accumulated a 42% ownership interest in ASI. Under the former wafer fabrication services supply agreement, we purchased the wafer output of ASI's wafer fabrication facility. Beginning in February 2003, when we sold our wafer fabrication services business to ASI, we no longer purchase ASI's wafer output. In addition, we have had other relationships with ASI affiliated companies for construction services and equipment. We believe each of these transactions was conducted on an arms-length basis in the ordinary course of business. Total purchases from ASI and its affiliates for the years ended December 31, 2003, 2002 and 2001 were $31.1 million, $212.6 million and $161.6 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2002 and 2001 were $2.8 million and $14.7 million, respectively. We received less than $0.1 million of construction services from ASI and its affiliates during 2003.

OUR INVESTMENT IN ASI

     We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established. The stock prices of semiconductor companies' stocks, including ASI and its competitors, have experienced significant volatility during the past several years. The most recent downturn in the semiconductor industry affected the demand for the wafer output from ASI's foundry and the market value of ASI's stock as traded on the Korea Stock Exchange. As a result, we recorded $172.5 million of impairment charges during 2002 to reduce the carrying value of our investment in ASI to ASI's market value. At January 1, 2001 and 2002 Amkor owned 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002, Amkor owned 26.7 million shares of ASI or 21%. The carrying value of our investment in ASI at December 31, 2002 was $77.5 million, or $2.90 per share. As discussed further below, on March 24, 2003 we sold 7 million shares of ASI common stock. Beginning on this date we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. As of December 31, 2003, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock. The carrying value of our remaining investment in ASI at December 31, 2003, including an unrealized gain of $10.0, was $50.4 million, or $3.43 per share. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business (see Note 2), we entered into a series of transactions beginning in the second half of 2002:

- In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group in exchange for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion won (approximately $34.2 million based on the spot exchange rate on the closing date) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred to herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion won (approximately $18.3 million based on the September 30, 2003 spot exchange rate), consisting of the principal amount due under the notes from Dongbu.

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

- On February 28, 2003, we sold our wafer fabrication services business to ASI for $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

     Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI's common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI's common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI's common stock. On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

     On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option.

     The March and September 2003 call options discussed above allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI's common stock destabilized as it sold its investment in ASI's common stock into the market. All ownership rights and privileges associated with the 12 million shares of ASI's common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution have put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

FINANCIAL INFORMATION FOR ASI

     The following summary of consolidated financial information was derived from the consolidated financial statements of ASI. As discussed above, on March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. Accordingly, summary consolidated financial information related to ASI is only presented for the periods in which ASI was a significant equity investment:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                             2002              2001
                                                         -------------     -------------
                                                                  (IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION FOR ASI
Net revenues..........................................   $     213,813     $     161,700
Gross profit (loss)...................................         (99,417)         (100,295)
Net loss..............................................         (97,129)         (162,173)

                                                                                      DECEMBER 31,
                                                                                          2002
                                                                                     -------------
                                                                                     (IN THOUSANDS)
SUMMARY BALANCE SHEET INFORMATION FOR ASI
Cash, including restricted cash and bank deposits...............................     $      65,891
Current assets..................................................................           167,145
Property, plant and equipment, net..............................................           482,028
Noncurrent assets (including property, plant and equipment).....................           622,487
Current liabilities.............................................................           111,409
Total debt and other long-term financing (including current portion)............           150,607
Noncurrent liabilities (including debt and other long-term financing)...........           119,493
Total stockholders' equity......................................................           558,730

9.   INVENTORIES

     Inventories, net of reserves for excess and obsolete inventory of $18.7 million and $20.2 million for 2003 and 2002, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                               DECEMBER 31,
                                                     -------------------------------
                                                         2003              2002
                                                     -------------     -------------
                                                             (IN THOUSANDS)
Raw materials and purchased components............   $      77,775     $      61,806
Work-in-process...................................          14,664            10,315
                                                     -------------     -------------
                                                     $      92,439     $      72,121
                                                     =============     =============

10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2003            2002
                                                    -----------    -----------
                                                          (IN THOUSANDS)
Land ............................................   $   103,610    $    88,744
Buildings and improvements ......................       556,106        537,288
Machinery and equipment .........................     1,640,471      1,488,484
Furniture, fixtures and other equipment .........       155,719        145,434
Construction in progress ........................         2,355          1,707
                                                    -----------    -----------
                                                      2,458,261      2,261,657
Less -- Accumulated depreciation and amortization    (1,450,613)    (1,295,319)
                                                    -----------    -----------
                                                    $ 1,007,648    $   966,338
                                                    ===========    ===========

     As described in Note 4, we recorded in 2002 a $185.5 million impairment charge associated with our test and packaging fixed assets. Such impairment charge principally related to machinery and equipment.

     As discussed in Note 1, beginning July 1, 2003, we consolidate certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Gross value of land and buildings related to these Philippine realty corporations at December 31, 2003 are $15.2 million and $10.8 million, respectively.

11.  ACQUIRED INTANGIBLES

     Acquired intangibles consist of the following:

                                           DECEMBER 31,
                                      --------------------
                                        2003        2002
                                      --------    --------
                                         (IN THOUSANDS)
Patents and technology rights .....   $ 62,899    $ 61,994
Less -- Accumulated amortization ..    (25,169)    (16,961)
                                      --------    --------
                                      $ 37,730    $ 45,033
                                      ========    ========

     Amortization expense was $8.2 million, $7.3 million and $5.6 million in 2003, 2002 and 2001, respectively. The estimated annual amortization expense for 2004, 2005, 2006, 2007 and 2008 is $8.3 million, $7.1 million, $6.9 million,
$6.9 million and $6.4 million, respectively. The weighted average amortization period for the patents and technology rights is 8 years.

12.  INVESTMENTS

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                            DECEMBER 31,
                                                                         -----------------
                                                                           2003      2002
                                                                         -------   -------
                                                                           (IN THOUSANDS)
Marketable securities classified as available for sale:
      ASI (ownership of 12% and 21% at December 31, 2003
       and 2002, respectively) (see Note 8) ..........................   $50,397   $77,450
      Other marketable securities classified as available for sale ...       677     4,590
                                                                         -------   -------
       Total marketable securities ...................................    51,074    82,040
Equity investments ...................................................       107     1,195
                                                                         -------   -------
                                                                         $51,181   $83,235
                                                                         =======   =======

     Our investment in ASI is classified as available for sale in the table above. ASI was previously accounted for as an equity investment through March 24, 2003 (see Note 8).

     In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million (see Note 8). Our investment in Acqutek was classified as a marketable security available for sale at December 31, 2002. In September 2003, our investment in Acqutek was sold at a loss of $0.3 million. Previous to the sale of Acqutek, we recorded during the second quarter of 2003 a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considered to be other than temporary. Total purchases from Acqutek included in cost of revenue for 2003, 2002 and 2001 were $16.1 million, $16.0 million and $14.0 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

     In November 2003, we sold our investment in an intellectual property company which was classified as available for sale. This investment was sold for $9.8 million and we recorded an associated gain of $7.3 million in other (income) expense, net.

     Equity investment losses, as recorded in our consolidated statements of income, are comprised of the following:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2003         2002         2001
                                                          ---------    ---------    ---------
                                                                     (IN THOUSANDS)
Equity in loss of investees ...........................   $  (3,290)   $ (33,865)   $(100,706)
Loss on impairment of equity investment (see Note 8) ..          --     (172,533)          --
Loss on equity investment (see Note 8) ................          --       (1,767)          --
                                                          ---------    ---------    ---------
                                                          $  (3,290)   $(208,165)   $(100,706)
                                                          =========    =========    =========

13.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                     DECEMBER 31,
                                 -------------------
                                   2003       2002
                                 --------   --------
                                    (IN THOUSANDS)
Accrued income taxes .........   $ 39,779   $ 48,787
Accrued payroll ..............     34,681     29,295
Accrued interest .............     27,238     32,690
Other accrued expenses .......     76,402     73,451
                                 --------   --------
                                 $178,100   $184,223
                                 ========   ========

14.  DEBT

     Following is a summary of short-term borrowings and long-term debt:

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      2003           2002
                                                                                   -----------    -----------
                                                                                         (IN THOUSANDS)
Senior secured credit facilities:
    Term loan, LIBOR plus 4% due January 2006 ..................................   $   168,725    $        --
    $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005 ..            --             --
Senior credit facilities:
    Term B loans, LIBOR plus 4% due September 2005 .............................            --         97,118
    $100.0 million revolving line of credit, LIBOR plus 3.75% due March 2005 ...            --             --
9.25% Senior notes due May 2006 ................................................            --        425,000
9.25% Senior notes due February 2008 ...........................................       470,500        500,000
7.75% Senior notes due May 2013 ................................................       425,000             --
10.5% Senior subordinated notes due May 2009 ...................................       200,000        200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share .............................................       233,000        250,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share .............................................       146,422        258,750
Other debt .....................................................................        35,725         77,845
                                                                                   -----------    -----------
                                                                                     1,679,372      1,808,713
Less -- Short-term borrowings and current portion of long-term debt ............       (28,665)       (71,023)
                                                                                   -----------    -----------
                                                                                   $ 1,650,707    $ 1,737,690
                                                                                   ===========    ===========

     On April 22, 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 and a $30.0 million revolving line of credit that is available through October 31, 2005. The term loan principal repayments are due $1.7 million, $125.4 million and $41.6 million in 2004, 2005 and 2006, respectively. In addition, the term loan includes certain financial covenants including, but not limited to, minimum EBITDA, as defined by the credit facility, minimum daily liquidity and maximum annual capital expenditures. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. This new credit facility replaced the previous $196.9 million secured credit facility, which included a $96.9 million term loan and a $100.0 million revolving credit facility that were scheduled to mature September 30, 2005 and March 31, 2005, respectively. The funds available under this new credit facility were used to repay the $96.9 million term loan outstanding under the existing credit facility and for general corporate purposes. In connection with the redemption of our term loan, we recorded a charge of $2.4 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs.

     In May 2003, we sold $425.0 million of 7.75% senior notes due May 2013 ("original notes"). We sold these notes to qualified institutional investors and used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid to redeem these notes, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs.

     In connection with the original notes, we entered into a registration rights agreement with the initial purchasers of the original notes. In the exchange offer, the original note holders were entitled to exchange their original notes for exchange notes ("exchange notes"), with substantially identical terms as the original notes. In July 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission to effect this exchange offer which became effective October 22, 2003.

     During 2003, we received board of director approval to purchase up to $150.0 million of the 9.25% senior notes due 2008, and we have been purchasing these notes in the open market. As of December 31, 2003, we purchased $29.5 million of the 9.25% senior notes due 2008 for which we recognized a loss on this retirement of debt of $1.6 million and a charge of $0.4 million for the associated unamortized deferred debt issuance costs during 2003.

     In November 2003, we repurchased $112.3 million of our 5.00% convertible subordinated notes due March 2007 and $17.0 million of our 5.75% convertible subordinated notes due June 2006. In connection with the redemption of these convertible notes, we recorded charges during the fourth quarter of 2003 of $2.8 million related to premiums paid to redeem these notes and $2.3 million for the associated unamortized deferred debt issuance costs.

     Other debt as of December 31, 2003 and 2002 includes our foreign debt principally related to the financing of Amkor Iwate's acquisition of a Toshiba packaging and test facility and the debt assumed in connection with the acquisition of Sampo Semiconductor Corporation in Taiwan. Our foreign debt includes fixed and variable debt maturing between 2003 and 2010, with the substantial majority maturing by 2003. As of December 31, 2003, the foreign debt has interest rates ranging from 1.0% to 4.35%. These debt instruments do not include significant financial covenants.

     Interest expense related to short-term borrowings and long term debt is presented net of interest income of $5.9 million, $4.2 million and $10.3 million for 2003, 2002 and 2001, respectively, in the accompanying consolidated statements of income. The principal payments required under short-term and long-term debt borrowings at December 31, 2003 are as follows: 2004 -- $28.7 million, 2005 -- $129.0 million, 2006 -- $277.5 million, 2007 -- $147.2 million,
2008 -- $471.1 million and thereafter -- $625.9 million.

15.  STOCKHOLDERS' EQUITY

     In connection with a $410.0 million private equity offering in May 2000, we issued 20.5 million shares of our common stock and granted warrants that expire four years from issuance to purchase 3.9 million additional shares of our common stock at $27.50 per share. None of these warrants have been exercised to date. The estimated fair value of the stock warrants of $35.0 million is included in additional paid-in capital on our consolidated balance sheet.

     In November 2003, we sold 7.4 million shares of our common stock for net proceeds of $133.5 million. These net proceeds were used to repurchase $112.3 million of our 5.00% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006.

     In September 2003, a receivable due to us of $2.9 million was collected in full. This receivable was previously reflected as a receivable from stockholders in the stockholders' equity section of our balance sheet (see Note 1).

16.  EMPLOYEE BENEFIT PLANS

    U.S. Defined Contribution Plan

     Our company has a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to the lesser of 60% of salary or $12,000 annually to the plan. The company matches in cash 75% of the employee's contributions up to a defined maximum on an annual basis. The expense for this plan was $1.7 million, $2.0 million and $2.1 million in 2003, 2002 and 2001, respectively.

    Philippine Pension Plan

     Our Philippine subsidiary sponsors a defined benefit plan that covers substantially all employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

     The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                      2003       2002       2001
                                                     -------    -------    -------
                                                            (IN THOUSANDS)
Service cost of current period ...................   $ 2,343    $ 2,339    $ 2,534
Interest cost on projected benefit obligation ....     1,412      1,681      1,919
Expected return on plan assets ...................      (693)      (920)    (1,482)
Amortization of transition obligation ............        59         62         64
                                                     -------    -------    -------
         Total pension expense ...................   $ 3,121    $ 3,162    $ 3,035
                                                     =======    =======    =======

     It is our policy to make contributions sufficient to meet the minimum contributions required by law and regulation. The following table sets forth the funded status of our Philippine defined benefit pension plan and the related changes in the projected benefit obligation and plan assets:

                                                                      2003        2002
                                                                    --------    --------
                                                                       (IN THOUSANDS)
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year ............   $ 18,607    $ 19,742
   Service cost .................................................      2,343       2,339
   Interest cost ................................................      1,412       1,681
   Effect of curtailment ........................................         --      (2,148)
   Actuarial gain ...............................................       (751)     (1,997)
   Foreign exchange gain ........................................       (744)       (807)
   Benefits paid ................................................       (448)       (203)
                                                                    --------    --------
   Projected benefit obligation at end of year ..................     20,419      18,607
                                                                    --------    --------
Change in plan assets:
   Fair value of plan assets at beginning of year ...............      7,609      10,003
   Actual return on plan assets .................................      2,461        (283)
   Effect of curtailment ........................................         --      (1,500)
   Employer contributions .......................................      3,243          --
   Foreign exchange gain ........................................       (303)       (408)
   Benefits paid ................................................       (448)       (203)
                                                                    --------    --------
   Fair value of plan assets at end of year .....................     12,562       7,609
                                                                    --------    --------
Funded status:
   Projected benefit obligation in excess of plan assets ........      7,857      10,996
   Unrecognized actuarial loss ..................................        942      (1,642)
   Unrecognized transition obligation ...........................       (363)       (440)
                                                                    --------    --------
   Accrued pension costs ........................................   $  8,436    $  8,914
                                                                    ========    ========

     The fair value of plan assets includes an investment in our common stock of $1.8 million and $0.5 million at December 31, 2003 and 2002, respectively.

     The weighted-average assumptions, which reflect the economic and market conditions in the Philippines, used to determine the benefit obligation were as follows:

                                          DECEMBER 31,
                                      --------------------
                                      2003    2002    2001
                                      ----    ----    ----
Discount rate .....................     8%      8%     10%
Rate of compensation increase .....     7%      7%      9%

     The weighted-average assumptions, which reflect the economic and market conditions in the Philippines, used to determine the net periodic benefit cost were as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                2003          2002         2001
                                                ----          ----         ----
Discount rate ...............................    8%            8%          10%
Rate of compensation increase ...............    7%            7%           9%
Expected long-term return on plan assets ....    8%            8%          12%

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

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      2003        2002
                                                                    --------    --------
                                                                       (IN THOUSANDS)
Balance at the beginning of year ................................   $ 52,346    $ 40,002
Provision of severance benefits .................................     24,010      16,805
Severance payments ..............................................     (9,229)     (8,897)
(Gain)/loss on foreign currency translation .....................       (188)      4,436
                                                                    --------    --------
                                                                      66,939      52,346
Payments remaining with the Korean National Pension Fund ........     (1,424)     (1,632)
                                                                    --------    --------
Balance at the end of year ......................................   $ 65,515    $ 50,714
                                                                    ========    ========

    TAIWAN PENSION PLAN

     Our Taiwan subsidiary sponsors a defined benefit plan that covers substantially all full-time employees. Charges to expense are based upon costs computed by independent actuaries. As of December 31, 2003 and 2002, the projected benefit obligation was $2.7 million and $2.1 million, respectively. Pension assets at fair market value as of December 31, 2003 and 2002 were $2.5 million and $1.9 million, respectively. Prepaid (accrued) pension cost at December 31, 2003 and 2002 was $0.2 million and ($0.5) million, respectively.

     The weighted-average assumptions, which reflect the economic and market conditions in Taiwan, used to determine the benefit obligation were as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                       2003         2002          2001
                                                     --------     ---------    ---------
Discount rate.................................          3.0%         3.5%         4.3%
Rate of compensation increase.................          3.5%         3.5%         3.5%

     The weighted-average assumptions, which reflect the economic and market conditions in the Taiwan, used to determine the net periodic benefit cost were as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         2003         2002          2001
                                                       --------     ---------    ---------
Discount rate.......................................      3.0%         3.5%         4.3%
Rate of compensation increase.......................      3.5%         3.5%         3.5%
Expected long-term return on plan assets............      3.0%         3.5%         4.0%

17.  INCOME TAXES

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2003            2002         2001
                                                                ----------     ----------    ---------
                                                                              (IN THOUSANDS)
Current:
   Federal....................................................  $  (20,242)    $  (21,275)   $      --
   State .....................................................          --             --           --
   Foreign....................................................      19,614         14,371        3,331
                                                                ----------     ----------    ---------
                                                                      (628)        (6,904)       3,331
                                                                ----------     ----------    ---------
Deferred:
   Federal....................................................      10,219         70,738      (87,077)
   Foreign....................................................      (2,324)         1,981        2,055
                                                                ----------     ----------    ---------
                                                                     7,895         72,719      (85,022)
                                                                ----------     ----------    ---------
Total provision (benefit).....................................       7,267         65,815      (81,691)
   Less:  Discontinued operations.............................       7,500          5,132        2,922
                                                                ----------     ----------    ---------
       Total provision (benefit) from continuing operations...  $     (233)    $   60,683    $ (84,613)
                                                                ==========     ==========    =========

     The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision is as follows:

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     2003            2002         2001
                                                                                  ----------     ----------    ---------
                                                                                               (IN THOUSANDS)
Federal statutory rate.........................................................   $    4,716     $ (258,927)   $(185,730)
Foreign subsidiaries subject to tax holiday....................................       (7,652)        63,337       33,762
Foreign exchange gains recognized for income taxes.............................        5,822         14,855       13,221
Change in valuation allowance..................................................       20,726        214,762       43,938
Difference in rates on foreign subsidiaries....................................       (4,223)        24,140       20,415
Change in tax accruals, tax rates & adjustments related to prior years.........       (9,477)            --        5,796
State taxes, net of federal benefit............................................         (792)       (13,705)     (13,515)
Goodwill and other permanent differences.......................................       (1,853)        21,353          422
                                                                                  ----------     ----------    ---------
         Total.................................................................   $    7,267     $   65,815    $ (81,691)
                                                                                  ==========     ==========    =========

     The following is a summary of the significant components of the deferred tax assets and liabilities:

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                2003              2002
                                                            -------------     -------------
                                                                     (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards......................   $     167,747     $     160,043
   Investments...........................................          41,992            81,103
   Capital loss carryover................................          84,038            45,069
   Inventories...........................................           8,326             7,945
   Corporate income tax credits..........................           2,259             5,447
   Accounts receivable...................................           2,688             3,605
   Property, plant and equipment.........................          11,751             3,594
   Goodwill..............................................           3,641             4,023
   Other accrued liabilities.............................           4,645             2,790
   Unrealized foreign exchange losses....................             935             1,054
   Loss on impairment/lease shutdown reserves............           7,748            11,890
   Other.................................................           5,667             6,666
                                                            -------------     -------------
Total deferred tax assets................................         341,437           333,229
Valuation allowance......................................        (294,289)         (277,545)
                                                            -------------     -------------
Total deferred tax assets net of valuation allowance.....          47,148            55,684
                                                            -------------     -------------
Deferred tax liabilities:
   Property, plant and equipment.........................           5,825             8,714
   Goodwill..............................................           9,137             6,146
   Unrealized foreign exchange gains.....................           2,297             2,203
   Other.................................................             587             1,424
                                                            -------------     -------------
Total deferred tax liabilities...........................          17,846            18,487
                                                            -------------     -------------
Net deferred tax assets..................................   $      29,302     $      37,197
                                                            =============     =============

     During 2003 and 2002, we recorded a $20.7 million and $214.8 million charge to establish a valuation allowance against certain deferred tax assets consisting primarily of U.S., Taiwanese and Chinese net operating loss carryforwards, capital loss carryforwards and tax credits. In connection with our divestiture in 2003 of 12 million shares of ASI common stock and other investments, we recognized a capital loss of approximately $80.6 million and recognized a U.S. tax benefit of $32.2 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. In connection with our divestiture in 2002 of 21 million shares of ASI common stock, we realized a capital loss of approximately $117.0 million and recognized a U.S. tax benefit of $44.5 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. During 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing a substantial majority of our deferred tax assets was appropriate. These negative factors outweighed, and continued to outweigh in 2003, our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards.

     As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China is subject to reduced tax rates, and in some cases is wholly exempt from taxes. In Korea, we benefit from a tax holiday extending through 2013 that provides for a 100% tax holiday for seven years and then 50% tax holiday for an additional 3 years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays we have committed to certain export and employment levels. For 2004 and beyond, certain qualifying Philippine operations will benefit from a one year full tax holiday, subject to extension, while the remaining operations will benefit from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then 50% tax holiday for an additional two years. As a result of the net losses incurred by our foreign subsidiaries subject to tax holidays during 2003, 2002 and 2001, there is a forgone income tax benefit attributable to the tax status of these subsidiaries of approximately $4.8 million, or $0.03 per share, $63.3 million, or $0.39 per share and $33.8 million, or $0.21 per share in 2003, 2002 and 2001, respectively.

     In December 2002, we utilized $33.3 million of U.S. net operating losses by carrying back such amounts to offset U.S. reported taxable income in prior years. At December 31, 2003, we have remaining U.S. net operating losses available to be carried forward totaling $404.9 million expiring between 2021 and 2023. Additionally, at December 31, 2003, we had non-U.S. net operating losses available to be carried forward totaling $49.1 million expiring between 2004 and 2013. Non-U.S. income (loss) before taxes and minority interest was $53.4 million, ($395.3) million and ($180.7) million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, net cumulative undistributed losses of non-U.S. subsidiaries totaled approximately $8.1 million and $61.4 million, respectively. No liabilities are recognized for our cumulative earnings loss position and no U.S. income and foreign withholding taxes would be due on the cumulative earnings loss. It is the company's intention to reinvest any undistributed earnings outside the U.S.

     At December 31, 2003 and 2002 current deferred tax assets of $2.3 million and $5.5 million, respectively, are included in other current assets and noncurrent deferred tax assets of $28.5 million and $36.3 million, respectively, are included in other assets in the consolidated balance sheet. The net deferred tax assets include amounts, which, in our opinion, are more likely than not to be realizable through future taxable income. In addition, at December 31, 2003 and 2002, noncurrent deferred tax liabilities of $1.5 million and $4.6 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

     We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. For our larger operations, our tax returns have been examined through 1998 in the Philippines and the U.S. and through 2000 in Japan and Taiwan. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2001 and 2000. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. During 2003, we reduced tax accruals by $20.0 million related to tax periods no longer open. As of December 31, 2003 and 2002, the accrual for current taxes and estimated additional taxes was $39.8 million and $48.8 million, respectively. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

18.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the years ended December 31, 2003, 2002 and 2001, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of December 31, 2003, the total number of potentially dilutive securities outstanding was 15.8 million, 9.2 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of December 31, 2002, the total number of potentially dilutive securities outstanding was 6.6 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of December 31, 2001, the total number of potentially dilutive securities outstanding was 12.4 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. The basic and diluted per share amounts are the same for the years 2003, 2002 and 2001 due to net losses from continuing operations.

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

     1998 Stock Plan. The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. A total of 5,000,000 shares are available for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1.

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

     On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated. On June 16, 2003, we granted 6,978,563 shares of our common stock under the 1998 Stock Plan and 35,000 shares of our common stock under the 1998 Director Option Plan for the options tendered by eligible employees and members of our board of directors and accepted by our company. For options that were granted under the previously existing 1998 French Plan, which was terminated in April 2003, and that were surrendered pursuant to voluntary stock option replacement program, we granted an additional 248,200 replacement options under the 1998 Stock Plan. We have issued new option grants equal to the same number of shares surrendered by the employees. The exercise price of the new options was $10.79, which was equal to the fair market value of our stock price on the date of grant. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.

     2003 Nonstatutory Inducement Grant Stock Plan. On September 9, 2003, we initiated the 2003 Nonstatutory Inducement Grant Stock Plan (the "2003 Plan"). The 2003 Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights and is generally used as an inducement benefit for the purpose of retaining new employees. The 2003 Plan terminates at the discretion of the Board of Directors. As of December 31, 2003, a total of 300,000 shares were reserved for issuance under the 2003 Stock Plan and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000.

     A summary of the status of the stock option plans follows:

                                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                NUMBER      EXERCISE PRICE       GRANT DATE
                                               OF SHARES       PER SHARE         FAIR VALUES
                                            -------------  ----------------   ----------------
Balance at December 31, 2000............        9,270,201     $     25.48
Granted.................................        4,313,850           15.14       $      8.47
                                                                                ===========
Exercised...............................          517,822            9.88
Cancelled...............................          709,863           27.60
                                            -------------     -----------
Balance at December 31, 2001............       12,356,366           22.40
Granted.................................        4,004,460           12.76       $      7.94
                                                                                ===========
Exercised...............................          547,862           10.30
Cancelled...............................        9,239,701           24.88
                                            -------------     -----------
Balance at December 31, 2002............        6,573,263           14.15
Granted.................................       11,406,399           11.29       $      4.84
                                                                                ===========
Exercised...............................          976,903           10.40
Cancelled...............................        1,213,189           19.81
                                            -------------     -----------
Balance at December 31, 2003............       15,789,570     $     11.90
                                            =============     ===========

Options exercisable at:
December 31, 2001.......................        4,508,557     $     22.35
December 31, 2002.......................        3,436,469           13.95
December 31, 2003.......................        3,181,757           13.52

     Significant option groups outstanding at December 31, 2003 and the related weighted average exercise price and remaining contractual life information are as follows:

                                                             OUTSTANDING                     EXERCISABLE
                                                     -----------------------------   -----------------------------     WEIGHTED
                                                                        WEIGHTED                        WEIGHTED        AVERAGE
                                                                        AVERAGE                         AVERAGE        REMAINING
                                                        SHARES           PRICE           SHARES          PRICE        LIFE (YEARS)
                                                     -------------   -------------   -------------   -------------   -------------
Options with exercise price of:
   $1.61 -  $5.66 ................................         453,515   $        4.86         209,727   $        5.29            7.36
   $5.67 -  $9.06 ................................         430,726   $        8.99         422,288   $        9.04            5.42
   $9.07 - $10.79 ................................       7,575,828   $       10.74         153,616   $        9.95            7.88
   $10.80 - $12.40 ...............................       4,375,445   $       12.12         877,291   $       11.01            8.46
   $12.41 -  $14.88 ..............................       2,399,584   $       13.79       1,181,738   $       13.96            7.83
   $14.89 - $32.31 ...............................         397,057   $       18.84         183,248   $       20.29            8.15
   $32.32 - $50.44 ...............................         157,415   $       43.38         153,849   $       43.37            6.11
                                                     -------------                   -------------
   Options outstanding at December 31, 2003 ......      15,789,570                       3,181,757
                                                     =============                   =============

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                 FOR THE YEAR ENDED DECEMBER 31,
                                 -------------------------------
                                 2003          2002         2001
                                 ----          ----         ----
Expected life (in years) .....      4             4            4
Risk-free interest rate ......    2.9%          2.5%         4.5%
Volatility ...................     68%           85%          70%
Dividend yield ...............     --            --           --

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

     For the years ended December 31, 2003, 2002 and 2001, employees purchased common stock shares under the stock purchase plan of 999,827, 996,617 and 482,937, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31, 2003, 2002 and 2001 based on the Black-Scholes option pricing model were $1.70, $3.16 and $6.53, respectively. The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

                                 FOR THE YEAR ENDED DECEMBER 31,
                                 -------------------------------
                                 2003          2002         2001
                                 ----          ----         ----
Expected life (in years) .....    0.5           0.5          0.5
Risk-free interest rate ......    2.9%          2.5%         4.5%
Volatility ...................     68%           85%          70%
Dividend yield ...............     --            --           --

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

     The carrying amounts reported in the balance sheet for due from affiliates, other accounts receivable, due to affiliates, accrued expenses and accrued income taxes approximate fair value due to the short-term nature of these instruments. The methods and assumptions used to estimate the fair value of other significant classes of financial instruments is set forth below:

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

     Long-term debt. The carrying amount of our total long-term debt as of December 31, 2003 and 2002 was $1,650.7 million and $1,737.7, respectively. The fair value of our total long-term debt as of December 31, 2003 and 2002, based on available market quotes, was estimated to be $1,754.2 million and $1,321.3 million, respectively.

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

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                                                                DECEMBER 31,
                                                                   2003
                                                               -------------
                                                               (IN THOUSANDS)
2004 .......................................................   $      10,935
2005 .......................................................           7,739
2006 .......................................................           8,499
2007 .......................................................           8,276
2008 .......................................................           8,388
Thereafter .................................................          89,987
                                                               -------------
       Total (net of minimum sublease income of $5,094) ....   $     133,824
                                                               =============

     Rent expense amounted to $16.4 million, $15.0 million and $21.8 million for 2003, 2002 and 2001, respectively. We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2003, 2002 and 2001 were

$1.1 million, $1.2 million and $1.2 million, respectively. Our sublease income includes $0.5 million in each of the three years ended December 31, 2003 from a company in which certain related parties have ownership interests.

INDEMNIFICATIONS AND GUARANTEES

     We have indemnified members of our board of directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The indemnities are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain Directors and Officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at December 31, 2003. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     As of December 31, 2003, we have outstanding $2.2 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

     We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial and is expected to continue to be immaterial in the foreseeable future.

LITIGATION

     We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future.

     EPOXY MOLD COMPOUND LITIGATION

     Recently, we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. ("Sumitomo Bakelite"), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu. Fujitsu has indicated that it may seek damages in excess of $100 million. Discovery is ongoing and a trial is currently scheduled to begin in the Northern District Court of California on January 31, 2005. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo

Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, Fujitsu and Cirrus Logic have stated their intent to stay the action pending in the Northern District Court of California in favor of the action pending in the Santa Clara Superior Court. Trial in the Superior Court action is currently scheduled to begin on January 31, 2005. Amkor intends to deny all liability, to file cross-claims against Sumitomo Bakelite, and to seek dismissal of all claims against it in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC ("Seagate") and Atmel Corporation ("Atmel") in the Superior Court of California, Santa Clara County. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We have answered Atmel's cross-complaint, denying all liability, and have filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's cross-complaint, granting Atmel 30 days to file an amended pleading. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004, and otherwise intend to deny all liability to ChipPAC. We also intend to deny all liability to Atmel and may seek the dismissal of Atmel's further amended cross-complaint upon receipt, if appropriate. All parties are currently conducting discovery and no trial date has been set.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"). Philips' cross-complaint seeks indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We have denied all liability in this matter and have also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties' discovery efforts are ongoing, including expert discovery. In December 2003, we filed a motion for summary judgment against Philips's cross-claims. The motion shall be heard March 30, 2004. The trial is scheduled to start on April 12, 2004.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim has indicated its intent to file an amended pleading. We intend to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite; we may file another motion to dismiss Maxim's amended complaint upon receipt, if appropriate. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. We also intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

     OTHER LITIGATION

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to us of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between us and Motorola.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor,
Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $62.8 million based on the spot exchange rate at December 31, 2003). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. The next proceeding in this matter is expected in April 2004.

     In response to the lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the "Court") against ABS, AME and ABS' insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS' insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. The Court has not yet set a date for final disposition of our petition.

22.  CUSTOMER CONCENTRATIONS AND GEOGRAPHIC INFORMATION

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 11.6%, 14.7% and 16.3% of our consolidated net revenues for 2003, 2002 and 2001, respectively. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived 92.8% and 79.4% of our wafer fabrication revenues from Texas Instruments (TI) for 2002 and 2001, respectively. Effective as of February 28, 2003, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation (see Note 2).

     The following table presents net revenues by country based on the location of the customer:

                                                            NET REVENUES
                                        --------------------------------------------------
                                             2003               2002             2001
                                        --------------    --------------    --------------
                                                           (IN THOUSANDS)
United States.......................    $      494,425    $      443,489    $      449,766
China (including Hong Kong).........            96,965            72,944            74,406
Ireland.............................            74,206            71,197            76,882
Japan...............................           348,861           322,774           286,919
Singapore...........................           177,981           150,737           151,304
Taiwan..............................           142,163           108,620            72,930
Other foreign countries.............           269,167           236,417           224,467
                                        --------------    --------------    --------------
Consolidated........................    $    1,603,768    $    1,406,178    $    1,336,674
                                        ==============    ==============    ==============

     The following table presents property, plant and equipment, net, based on the location of the asset:

                                                   PROPERTY, PLANT AND EQUIPMENT
                                        --------------------------------------------------
                                              2003              2002             2001
                                        --------------    --------------    --------------
                                                           (IN THOUSANDS)
United States.......................    $       60,308    $       71,728    $       83,466
Philippines.........................           295,963           281,089           471,302
Korea...............................           527,159           484,938           698,448
Taiwan..............................            75,473            76,542            90,088
Japan...............................            31,892            39,727            35,074
China...............................            16,537            11,996             9,093
Other foreign countries.............               316               318               148
                                        --------------    --------------    --------------
Consolidated........................    $    1,007,648    $      966,338    $    1,387,619
                                        ==============    ==============    ==============

The following supplementary information presents net revenues allocated by product family:

                                                           NET REVENUES
                                        --------------------------------------------------
                                            2003              2002              2001
                                        --------------    --------------    --------------
                                                         (IN THOUSANDS)
Traditional packages................    $      340,081    $      391,338    $      438,557
Advanced packages...................         1,124,251           915,067           790,495
Test................................           139,436            99,773           107,622
                                        --------------    --------------    --------------
Consolidated........................    $    1,603,768    $    1,406,178    $    1,336,674
                                        ==============    ==============    ==============

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

                                        /s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
March 19, 2002

                     AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                           BALANCE AT    CHARGED
                                           BEGINNING       TO                                   BALANCE AT
                                           OF PERIOD     EXPENSE     WRITE-OFFS       OTHER    END OF PERIOD
                                           ----------   ----------   ----------    ----------  -------------
Year ended December 31, 2001:
  Allowance for doubtful accounts ......   $    2,426   $    4,000   $   (1,037)        1,453   $    6,842
Year ended December 31, 2002:
  Allowance for doubtful accounts ......   $    6,842   $      500   $     (220)           --   $    7,122
Year ended December 31, 2003:
  Allowance for doubtful accounts ......   $    7,122   $       --   $     (608)           --   $    6,514

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 30, 2003, SyCip Gorres Velayo & Co. ("SGV"), a member practice of Ernst & Young Global, was replaced as external auditors of our wholly owned subsidiary, Amkor Technology Philippines, Inc. ("ATP"). SGV became a member practice of Ernst & Young Global beginning September 1, 2002. SGV was a member firm of Arthur Andersen at the time it provided its report on the combined financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., which were the predecessor entities of ATP. PricewaterhouseCoopers LLP, our principal accountant, relied in its report on our consolidated financial statements on SGV's report on the financial statements of ATP as of and for the year ended December 31, 2002 and on SGV's report on the combined financial statements of ATP's predecessor entities as of and for the fiscal years ended December 31, 2001 and 2000. The replacement was approved by the Audit Committee of our board of directors. PricewaterhouseCoopers has expanded the scope of its services to include the audit of ATP for the year ending December 31, 2003.

     The independent auditors' reports of SGV on the financial statements of ATP or on the combined financial statements of its predecessor entities during the two fiscal years ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 2002 and through September 30, 2003, we had no disagreements with SGV on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of SGV, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. During the two fiscal years ended December 31, 2002 and through September 30, 2003, there have been no "reportable events" as defined in
Item 304(a)(1)(v) of Regulation S-K.

     We provided SGV with a copy of this disclosure, and we requested that SGV furnish us with a letter addressed to the Securities and Exchange Commission ("SEC"), stating whether it agrees with the above statements. A copy of SGV's letter to the SEC, dated September 30, 2003, is filed as Exhibit 16.1 to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

     During the fourth quarter of 2003, Amkor management, including the principal executive officer and principal financial officer, evaluated Amkor's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that Amkor files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Amkor, including its consolidated subsidiaries, is made known to Amkor's management, including these officers, by other employees of Amkor and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Amkor's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Accordingly, as of December 31, 2003, these officers (principal executive officer and principal financial officer) concluded that Amkor's disclosure controls and procedures were effective to accomplish their objectives. Amkor continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table sets forth the names and the ages as of February 29, 2004 of our named executive officers, our significant employee and our incumbent directors. In January 2004, we announced the promotions of John N. Boruch to the position of Vice Chairman, Bruce J. Freyman to the positions of President and Chief Operating Officer and Jooho Kim to the position of Executive Vice President, Worldwide Manufacturing.

                       NAME                                AGE                              POSITION
-----------------------------------------------------      ---         ----------------------------------------------------
James J. Kim.........................................       68         Chief Executive Officer and Chairman
John N. Boruch.......................................       61         Vice Chairman and Director
Bruce J. Freyman.....................................       43         President and Chief Operating Officer
Kenneth T. Joyce.....................................       56         Executive Vice President and Chief Financial Officer
Oleg Khaykin.........................................       39         Executive Vice President, Corporate Development
Jooho Kim............................................       51         Executive Vice President, Worldwide Manufacturing
Michael J. Lamble....................................       48         Corporate Vice President, Worldwide Sales
Winston J. Churchill (1)(2)(3)(4)....................       63         Director
Thomas D. George (1)(4)..............................       63         Director
Gregory K. Hinckley (2)(4)...........................       57         Director
Juergen Knorr........................................       71         Director
John B. Neff (2)(3)(4)...............................       72         Director
James W. Zug (2)(4)..................................       63         Director

---------------
(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.

(3)  Member of Nominating and Governance Committee.

(4)  Independent directors, as determined by the board of directors.

         JAMES J. KIM. James J. Kim, 68, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor, Amkor Electronics, Inc., in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of Electronics Boutique Holdings Corp., an electronics retail chain. Mr. James Kim is the brother of Jooho Kim, our Executive Vice President of Worldwide Manufacturing.

         JOHN N. BORUCH. John N. Boruch, 61, has served as our Vice Chairman since January 2004 and as a director since September 1997. Mr. Boruch joined Amkor in 1984, and from 1984 to 1992 he was Corporate Vice President in charge of sales. He was named President in February 1992 and Chief Operating Officer in September 1997. Prior to joining Amkor, Mr. Boruch was with Motorola, a communications and electronics company, for 18 years. Mr. Boruch earned a B.A. in Economics from Cornell University. Mr. Boruch is also a director of the Fabless Semiconductor Association.

         BRUCE J. FREYMAN. Bruce J. Freyman, 43, has served as our Chief Operating Officer and President since January 2004. Prior to Mr. Freyman's January 2004 appointment as Chief Operating Officer and President, Mr. Freyman served in a number of positions at Amkor beginning in 1997, including Corporate Vice President of Laminate Products and Executive Vice President of Manufacturing and Product Operations. Before joining Amkor, Mr. Freyman spent several years with Motorola, last serving as the Semiconductor Packaging Manager for Motorola's Communications Sector. Mr. Freyman earned an M.B.A. from Florida Atlantic University, and a B.S. in Chemical Engineering from the University of Massachusetts.

         KENNETH T. JOYCE. Kenneth T. Joyce, 56, has served as our Executive Vice President and Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining our company, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce is also former Vice President, Finance and Chief Financial Officer of Selas Corporation of America (Amex: SLS) and was responsible for the sale of Selas' Fluid Processing business to Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph's University and an M.B.A. in Finance from Drexel University.

         OLEG KHAYKIN. Oleg Khaykin, 39, has served as our Executive Vice President of Corporate Development since joining Amkor in May 2003. Mr. Khaykin was appointed as an executive officer in January 2004. Prior to joining Amkor, Mr. Khaykin was the Vice President of Strategy and Business Development for Conexant Systems Inc./Mindspeed Technologies. Mr. Khaykin also spent eight years working for The Boston Consulting Group (BCG), a strategic consulting firm. Mr. Khaykin earned a B.S in Electrical and Computer Engineering with the Highest University Honors from Carnegie Mellon University and an M.B.A. from Northwestern University's J.L. Kellogg Graduate School of Management.

         JOOHO KIM. Jooho Kim, 51, has served as our Executive Vice President of Worldwide Manufacturing since January 2004. Prior to his appointment as Executive Vice President of Worldwide Manufacturing, Mr. Kim served as our Senior Vice President of Enterprise Infrastructure. Mr. Kim joined Amkor in February 2001 as Vice President of Business Technology. Prior to joining Amkor, Mr. Kim was President and Chief Executive Officer of Anam Telecom Inc. in Seoul, Korea. Mr. Kim earned a Bachelor in Law from KyungHee University, an M.B.A from Penn State University and a Ph.D. in Business Administration from the University of Colorado. Mr. Jooho Kim is the brother of James J. Kim, our Chief Executive Officer and Chairman.

         MICHAEL J. LAMBLE. Michael J. Lamble, 48, has served as our Corporate Vice President of Worldwide Sales since August 2002. Beginning in September 1997, Mr. Lamble was our Senior Vice President of Sales. Mr. Lamble joined Amkor in December 1992. Prior to joining Amkor, Mr. Lamble was the Vice President and General Manager for the Materials Division at Heraeus Incorporated responsible for U.S. manufacturing and sales. Mr. Lamble earned a B.S. in Business from Santa Clara University.

         WINSTON J. CHURCHILL. Winston J. Churchill, 63, has been a director of our company since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, which manages private equity funds for institutional investors. Mr. Churchill is also Chairman of CIP Capital Management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Griffin Land and Nurseries, Inc., Innovative Solutions and Support, Inc. and of various SCP portfolio companies. In addition, he serves as a director of a number of charities and as trustee of educational institutions including Fordham University, Georgetown University, the Gesu School and the Young Scholars Charter School. From 1989-1993 he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees' Retirement System. Mr. Churchill is also an active member of the Council of Institutional Investors.

         THOMAS D. GEORGE. Thomas D. George, 63, has been a director of our company since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector ("SPS") of Motorola, Inc., from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc., including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired, and is a director of Ultratech Stepper.

         GREGORY K. HINCKLEY. Gregory K. Hinckley, 57, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc.

         JUERGEN KNORR. Juergen Knorr, 71, has been a director of our company since February 2001. Dr. Knorr is the former CEO and Group President of Siemens Semiconductor Group, and a former Member of the Executive Board of Siemens AG. Following his retirement from Siemens in 1996, Dr. Knorr has taken an active role in advancing the European semiconductor industry as a member of the Joint European Submicron Silicon Initiative, as past president of the European Electronics Components Manufacturer Association, and as president and chairman of Micro Electronics Development for European Applications (MEDEA).

         JOHN B. NEFF. John B. Neff, 72, has been a director of our company since January 1999. Mr. Neff was portfolio manager for Windsor Fund and Gemini II mutual fund from 1964 until his retirement in 1995. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a member of the board of directors of Crown Holdings, Inc. and Greenwich Associates.

         JAMES W. ZUG. James W. Zug, 63, has been a director of our company since January 2003. Mr. Zug retired from PricewaterhouseCoopers LLP in 2000 following a 36-year career at PricewaterhouseCoopers and Coopers & Lybrand. From 1998 until his retirement Mr. Zug was Global Leader -- Global Deployment for PricewaterhouseCoopers. From 1993 to 1998 Mr. Zug was Managing Director International for Coopers & Lybrand. PricewaterhouseCoopers is Amkor's independent accountants; however, Mr. Zug was not involved with servicing Amkor during his tenure at PricewaterhouseCoopers. Mr. Zug serves on the boards of directors of Brandywine Fund Inc. and Brandywine Blue Fund Inc. He is also on the boards of directors of the Philadelphia Orchestra Association, the Kimmel Center for the Performing Arts, the Episcopal Academy, and the Merion Golf Club. Mr. Zug served on the boards of directors of SPS Technologies, Inc. and Stackpole Ltd. prior to the sale of both of these companies in 2003. Mr. Zug has been recently nominated to the board of directors of Teleflex Inc. and election is expected to be held during Teleflex Inc.'s annual shareholders' meeting in April 2004.

CODE OF ETHICS

     We have adopted a code of ethics, the Amkor Code of Business Conduct and Ethical Guidelines, which applies to our chief executive officer, chief financial officer, controller and all other Amkor employees. In addition, we have adopted a Code of Ethics applicable to members of our board of directors. We will provide to any person without charge, upon request, a copy of our codes of ethics. Such a request should be made in writing and addressed to Corporate Communications, Amkor Technology, Inc., 1900 South Price Road, Chandler, Arizona 85248. Further, our Amkor Code of Ethics and our Amkor Directors' Code of Ethics are included as exhibits to this Form 10-K. We intend to disclose any amendments or waivers to our codes of ethics on our website: www.amkor.com.

BOARD MEETINGS AND COMMITTEES

     Our board of directors meets approximately four times a year in regularly scheduled meetings, but will meet more often if necessary. The board of directors held four meetings and acted by unanimous written consent on three occasions during 2003. Each director attended at least 75% of all board and applicable committee meetings.

     The full board of directors considers all major decisions of Amkor. However, the board of directors has established a compensation committee, an audit committee and a nominating committee. Both the compensation committee and audit committee are chaired by an outside director.

COMPENSATION COMMITTEE

     The Compensation Committee is presently comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and our 2003 Nonstatutory Inducement Grant Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2003, the Compensation Committee met three times apart from regular meetings with the entire board of directors.

THE AUDIT COMMITTEE

     The Audit Committee is comprised of Messrs. Churchill, Hinckley, Neff and Zug all of whom meet the independence and experience requirements set forth in the Nasdaq rules. The board of directors has determined that three of our four Audit Committee members, Messrs. Hinckley, Neff and Zug, qualify as audit committee financial experts, and are independent, as both are defined by the SEC. The Audit Committee: (1) recommends to the board of directors the annual appointment of our independent auditors,
(2) discusses and reviews in advance the scope and the fees of the annual audit,
(3) reviews the results of the audit with the independent auditors and discusses the foregoing with the company's management, (4) reviews and approves non-audit services of the independent auditors, (5) reviews the activities, organizational structure and qualifications of the company's internal audit function, (6) reviews management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (7) reviews and discusses with our independent auditors their independence. The Audit Committee met twelve times apart from regular meetings with the entire board. In connection with the execution of the responsibilities of the Audit Committee, including the review of the company's quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2003 with the company's management and independent accountants.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2003 by our Chief Executive Officer and our four other most highly compensated employees, which include all three of our executive officers as of December 31, 2003 other than our Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                  ANNUAL                 COMPENSATION
                                                               COMPENSATION               SECURITIES
                                                     -------------------------------      UNDERLYING        ALL OTHER
                NAME                       YEAR          SALARY          BONUS(1)         OPTIONS(2)      COMPENSATION(3)
--------------------------------------  -----------  -------------     -------------    -------------     ---------------
James J. Kim (4)......................      2003     $     790,000     $   2,150,000      1,000,000        $       9,502
   Chief Executive Officer                  2002     $     790,000     $          --        250,000        $       8,454
   and Chairman                             2001     $     790,000     $      79,000        250,000        $       8,173
John N. Boruch (5)....................      2003     $     580,000     $     580,000      1,125,000        $      10,209
   Vice Chairman                            2002     $     580,000     $          --        225,000        $       9,326
                                            2001     $     580,000     $      58,000        175,000        $      14,780
Bruce J. Freyman (7) .................      2003     $     385,000     $     200,000        650,000        $      11,300
   Chief Operating Officer                  2002     $     385,000     $          --        200,000        $       9,807
   and President                            2001     $     352,692     $      35,000        150,000        $       6,000
Kenneth T. Joyce (6)(7)...............      2003     $     273,923     $     200,000        250,000        $       9,366
   Executive Vice President and Chief       2002     $     235,000     $          --         70,000        $       8,286
   Financial Officer                        2001     $     235,000     $      23,500         40,000        $     106,000
Michael J. Lamble (7).................      2003     $     275,000     $     125,000        260,000        $      17,415
   Corporate Vice President,                2002     $     257,692     $          --         50,000        $       6,000
   Worldwide Sales                          2001     $     250,000     $      25,000        150,000        $       6,000

------------------------
(1) Bonus amounts include incentive compensation earned in the year indicated but that were approved by our board of directors and paid in the following year. Payments under the Employee Profit Sharing Plan are for the year indicated and related to the prior year's results. No incentive compensation was earned or paid in 2002. 2003 bonus amounts were paid in 2004.

(2) Long-term compensation represents stock options issued under the 1998 Stock Plan.

(3) All other compensation for all of the named executives includes $6,000 paid to each executive's 401(k) plan.

(4) All other compensation for Mr. Kim includes a reimbursement for vehicle expenses.

(5) All other compensation for Mr. Boruch includes a reimbursement for vehicle expenses and in 2001 imputed loan interest.

(6) All other compensation for Mr. Joyce in 2001 includes a reimbursement for relocation costs.

(7) All other compensation for Messrs. Freyman, Joyce and Lamble in 2003 includes a reimbursement for vehicle expenses.

                          OPTION GRANTS IN FISCAL 2003

     The following table provides information concerning each grant of options to purchase our common stock made during 2003 to our Chief Executive Officer and our four other most highly compensated employees, which include all three of our executive officers as of December 31, 2003 other than our Chief Executive
Officer:

                                                 INDIVIDUAL GRANTS                   POTENTIAL REALIZABLE VALUE
                                   ------------------------------------------------   MINUS EXERCISE PRICE AT
                                    NUMBER OF  % OF TOTAL                             ASSUMED ANNUAL RATES OF
                                   SECURITIES    OPTIONS     EXERCISE               STOCK PRICE APPRECIATION FOR
                                   UNDERLYING   GRANTED TO    PRICE                         OPTION TERM(2)
                                    OPTIONS    EMPLOYEES IN  PER SHARE  EXPIRATION  ----------------------------
             NAME                   GRANTED    FISCAL YEAR    ($/SH)       DATE           5%          10%
             ----                  ---------   ------------  ---------  ----------    ----------   ----------
James J. Kim ...................   250,000 (3)     2.2%        $10.79     7/19/11     $1,305,555   $3,134,873
   Chief Executive Officer and     250,000 (3)     2.2%        $10.79      4/4/12     $1,447,126   $3,544,597
   Chairman                        250,000 (3)     2.2%        $10.79     2/22/13     $1,629,993   $4,093,914
                                   250,000 (1)     2.2%        $12.40     6/26/13     $1,949,573   $4,940,602

John N. Boruch .................   350,000 (3)     3.1%        $10.79      5/1/09     $1,253,348   $2,833,919
   Vice Chairman                   150,000 (3)     1.3%        $10.79      2/4/11     $  730,939   $1,733,352
                                   175,000 (3)     1.6%        $10.79      4/4/12     $1,012,988   $2,481,218
                                   225,000 (3)     2.0%        $10.79     2/22/13     $1,466,994   $3,684,522
                                   225,000 (1)     2.0%        $12.40     6/26/13     $1,754,616   $4,446,541

Bruce J. Freyman ...............   150,000 (3)     1.3%        $10.79      2/4/11     $  730,939   $1,733,352
   Chief Operating Officer and     150,000 (3)     1.3%        $10.79      4/4/12     $  868,276   $2,126,758
   President                       200,000 (3)     1.8%        $10.79     2/22/13     $1,303,995   $3,275,131
                                   150,000 (1)     1.3%        $12.40     6/26/13     $1,169,744   $2,964,361

Kenneth T. Joyce ...............    40,000 (3)     0.4%        $10.79      2/4/11     $  194,917   $  462,227
   Executive Vice President and     40,000 (3)     0.4%        $10.79      4/4/12     $  231,540   $  567,135
   Chief Financial Officer          70,000 (3)     0.6%        $10.79     2/22/13     $  456,398   $1,146,296
                                   100,000 (1)     0.9%        $12.40     6/26/13     $  779,829   $1,976,241

Michael J. Lamble...............    25,000 (3)     0.2%        $10.79      2/4/11     $  121,823   $  288,892
   Corporate Vice President,        15,000 (3)     0.1%        $10.79    10/26/11     $   81,533   $  197,257
   Worldwide Sales                 100,000 (3)     0.9%        $10.79      1/2/12     $  558,368   $1,357,934
                                    30,000 (3)     0.3%        $10.79      4/4/12     $  173,655   $  425,352
                                    70,000 (1)     0.6%        $12.40     6/26/13     $  545,881   $1,383,368
                                    20,000 (3)     0.2%        $10.79      9/5/13     $  139,542   $  355,895

--------------------
(1) 25% of shares subject to the option become exercisable one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

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

(3) These options were granted pursuant to a voluntary stock option replacement program initiated on November 8, 2002. This program allowed employees and members of our board of directors to surrender their existing options and to receive new option grants six months and one day after the tendered options were cancelled. On June 16, 2003, we issued these new option grants equal to the same number of shares surrendered by the employees and members of our board of directors. The exercise price is $10.79 per share, equal to the fair market value of common stock as of the new grant date. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.

                             YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by our Chief Executive Officer and our four other most highly compensated employees as of December 31, 2003, which include all three of our executive officers as of December 31, 2003 other than our Chief Executive Officer. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

                                                                NUMBER OF SECURITIES           DOLLAR VALUE OF
                                                                     UNDERLYING                  UNEXERCISED
                                                              UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                      SHARES                    DECEMBER 31, 2003             DECEMBER 31, 2003
                                     ACQUIRED     VALUE     ---------------------------   -------------------------
               NAME                ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
               ----                -----------   --------   -----------   -------------   -----------  -------------
James J. Kim ...................       --           --             --       1,000,000     $        --   $ 6,947,500
  Chief Executive Officer and
  Chairman

John N. Boruch .................       --           --        147,735       1,125,000     $ 1,503,733   $ 7,906,500
  Vice Chairman
Bruce J. Freyman................       --           --        153,854         650,000     $ 1,344,475   $ 4,536,000
  Chief Operating Officer and
  President
Kenneth T. Joyce ...............       --           --         23,000         250,000     $   179,740   $ 1,676,500
  Executive Vice President and
  Chief Financial Officer
Michael J. Lamble...............       --           --        114,869         285,835     $ 1,006,286   $ 1,926,300
  Corporate Vice President,
  Worldwide Sales

                                OPTION REPRICING

         On November 8, 2002, we initiated a voluntary stock option replacement program. This program allowed employees and members of our board of directors to surrender existing options and to receive new option grants six months and one day after the tendered options were cancelled. On June 16, 2003, we issued new option grants equal to the same number of shares surrendered. The exercise price is $10.79 per share, equal to the fair market value of common stock as of the new grant date. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable. The following table shows the number of shares re-granted on June 16, 2003 to our Chief Executive Officer and our four other most highly compensated employees, which include all three of our executive officers as of December 31, 2003 other than our Chief Executive
Officer:

                                                                                                              LENGTH OF ORIGINAL
                                       NUMBER OF SECURITIES                       EXERCISE PRICE                    OPTION
                                             UNDERLYING     MARKET PRICE OF STOCK   AT TIME OF   NEW EXERCISE TERM REMAINING AT
         NAME                   DATE      OPTIONS REPRICED  AT TIME OF REPRICING     REPRICING       PRICE    DATE OF REPRICING
         ----                  ------- -------------------- --------------------- -------------- ------------ -----------------
James J. Kim.................. 6/16/03        250,000               $10.79            $35.54        $10.79        7.1 Years
  Chief Executive Officer      6/16/03        250,000               $10.79            $16.36        $10.79        7.8 Years
  and Chairman                 6/16/03        250,000               $10.79            $13.00        $10.79        8.7 Years

John N. Boruch................ 6/16/03        350,000               $10.79            $11.00        $10.79        4.8 Years
  Vice Chairman                6/16/03        150,000               $10.79            $43.25        $10.79        6.6 Years
                               6/16/03        175,000               $10.79            $14.88        $10.79        7.8 Years
                               6/16/03        225,000               $10.79            $13.00        $10.79        8.7 Years

Bruce J. Freyman.............. 6/16/03        150,000               $10.79            $43.25        $10.79        6.6 Years
  Chief Operating Officer      6/16/03        150,000               $10.79            $14.88        $10.79        7.8 Years
  and President                6/16/03        200,000               $10.79            $13.00        $10.79        8.7 Years

Kenneth T. Joyce.............. 6/16/03         40,000               $10.79            $43.25        $10.79        6.6 Years
  Executive Vice President     6/16/03         40,000               $10.79            $14.88        $10.79        7.8 Years
  and Chief Financial Officer  6/16/03         70,000               $10.79            $13.00        $10.79        8.7 Years

Michael J. Lamble............. 6/16/03         25,000               $10.79            $43.25        $10.79        6.6 Years
  Corporate Vice President,    6/16/03         15,000               $10.79            $18.13        $10.79        7.4 Years
  Worldwide Sales              6/16/03        100,000               $10.79            $14.63        $10.79        7.5 Years
                               6/16/03         30,000               $10.79            $14.88        $10.79        7.8 Years
                               6/16/03         20,000               $10.79            $ 2.00        $10.79        9.2 Years

                   COMPENSATION COMMITTEE REPORT ON REPRICING

     We grant stock options to officers, employees, and directors in order to incent such persons in their provision of services to us. The Compensation Committee believes that such equity incentives are a significant factor in our ability to attract, retain and motivate officers, employees, and directors who are critical to our business plan and long-term success. As a result of the decline in the fair market value our common stock in the several months prior to November 8, 2002, many of our officers, employees and directors held stock options with exercise prices substantially in excess of the fair market value our common stock. It was the view of the Compensation Committee that stock options with exercise prices substantially above the fair market value of our common stock were viewed negatively by, and provided little incentive to, the holders of these options.

     After considering various alternatives to address employee retention, compensation incentives and long-term compensation issues, the Compensation Committee approved the option exchange program described above. In approving this exchange program, the Compensation Committee was of the opinion that the disparity between the original exercise prices of the outstanding stock options and the fair market value of our common stock did not provide a meaningful incentive or retention device to the service providers holding such stock options. The Compensation Committee therefore decided that offering the option exchange program was in the best interests of Amkor and its stockholders.

     Under the exchange program, employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated. On June 16, 2003, we granted 6,978,563 shares of our common stock under the 1998 Stock Plan and 35,000 shares of our common stock under the 1998 Director Option Plan for the options tendered by eligible employees and members of our board of directors and accepted by Amkor. For options that were granted under the previously existing 1998 French Plan, which was terminated in April 2003, and that were surrendered pursuant to voluntary stock option replacement program, we granted an additional 248,200 replacement options under the 1998 Stock Plan. We have issued new option grants equal to the same number of shares surrendered by the employees. The exercise price of the new options was $10.79, which was equal to the fair market value of our stock price on the date of grant. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.

                      MEMBERS OF THE COMPENSATION COMMITTEE
                              Winston J. Churchill
                                Thomas D. George

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

     1998 Director Option Plan: Our board of directors adopted the 1998 Director Option Plan (the "Director Plan") in January 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the board of directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to a non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors.

     If all or substantially all of our assets are sold to another entity or we merge with or into another corporation or entity, the acquiring entity or corporation may either assume all outstanding options under the Director Plan or may substitute equivalent options. Following an assumption or substitution, if the director is terminated other than upon a voluntary resignation, any assumed or substituted options will vest and become exercisable in full. If the acquiring entity does not either assume all of the outstanding options under the Director Plan or substitute an equivalent option, each option issued under the Director Plan will immediately vest and become exercisable in full. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor's subsidiaries during fiscal 2003. None of Amkor's Compensation Committee members or executive officers has served on the board of directors or on the compensation committee of any other entity one of whose executive officers served on our board of directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of January 31, 2004 by:

- each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

-    each of our directors; and

-    each Named Executive Officer as of fiscal year end.

         BENEFICIAL OWNERSHIP(a)

                                                                                            NUMBER OF        PERCENTAGE
                                      NAME AND ADDRESS                                       SHARES           OWNERSHIP
                                      ----------------                                       ------           ---------
James J. Kim Family Control Group (b)...............................................       73,238,641            41.8%
   1345 Enterprise Drive
   West Chester, PA 19380
Winston J. Churchill (c)............................................................           30,000                *
Thomas D. George (d)................................................................           40,001                *
Gregory K. Hinckley (e).............................................................           38,001                *
Dr. Juergen Knorr (f)...............................................................               --                *
John B. Neff (g)....................................................................          125,001                *
James W. Zug (h)....................................................................           11,767                *
John N. Boruch (i)..................................................................          208,547                *
Kenneth T. Joyce (j)................................................................           41,548                *
Bruce J. Freyman (k)................................................................          180,963                *
Michael J. Lamble (l)...............................................................          132,233                *
All directors and Named Executive Officers (m)......................................       74,046,702            42.2%

*    Represents less than 1%.

(a) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before March 31, 2004 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b) Represents 29,727,093 shares held by James J. and Agnes C. Kim; 139,516 shares issuable upon the conversion of convertible debt held by Mrs. Kim that is convertible on or before March 31, 2004; 14,457,344 shares held by the David D. Kim Trust of December 31, 1987, 14,457,344 shares held by the John T. Kim Trust of December 31, 1987; 6,257,344 shares held by the Susan
     Y. Kim Trust of December 31, 1987; and 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan
     Y. Kim's minor children, with Susan Y. Kim as the Trustee. James J. and Agnes C. Kim are husband and wife and, accordingly, each may be deemed to beneficially own shares of our common stock held in the name of the other. David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). All of the above-referenced trusts, together with their respective trustees and James J. and Agnes C. Kim may be considered a "group" under Section 13(d) of the Exchange Act on the basis that the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with James Kim's extended family. This group may be deemed to have beneficial ownership of 73,238,641 shares or approximately 41.8% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c) Includes 20,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before March 31, 2004.

(d) Includes 30,001 shares issuable upon the exercise of stock options that are exercisable by Mr. George on or before March 31, 2004.

(e) Includes 30,001 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinckley on or before March 31, 2004.

(f) Dr. Knorr has no stock options which are exercisable on or before March 31, 2004.

(g) Includes 25,001 shares issuable upon the exercise of stock options that are exercisable by Mr. Neff on or before March 31, 2004.

(h) Includes 6,667 shares issuable upon the exercise of stock options that are exercisable by Mr. Zug on or before March 31, 2004.

(i) Includes 158,392 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before March 31, 2004.

(j) Includes 23,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before March 31, 2004.

(k) Includes 153,854 shares issuable upon the exercise of stock options that are exercisable by Mr. Freyman on or before March 31, 2004.

(l) Includes 117,994 shares issuable upon the exercise of stock options that are exercisable by Mr. Lamble on or before March 31, 2004.

(m) Includes 564,910 shares issuable upon the exercise of stock options that are exercisable on or before March 31, 2004.

EQUITY COMPENSATION PLANS

     The following table summarizes our equity compensation plans as of December 31, 2003:

                                                                                                              (c)
                                                                  (a)                                NUMBER OF SECURITIES
                                                                NUMBER OF                            REMAINING AVAILABLE
                                                            SECURITIES TO BE           (b)           FOR FUTURE ISSUANCE
                                                               ISSUED UPON      WEIGHTED-AVERAGE         UNDER EQUITY
                                                               EXERCISE OF      EXERCISE PRICE OF     COMPENSATION PLAN
                                                               OUTSTANDING        OUTSTANDING       (EXCLUDING SECURITIES
                                                                 OPTIONS            OPTIONS        REFLECTED IN COLUMN (a))
                                                            ----------------    -----------------  -----------------------
Equity compensation plans approved by stockholders........     15,618,070            $11.84            78,675 (1)-(3)
Equity compensation plans not approved by stockholders....        171,500            $17.12           128,500 (4)

     (1) Includes 18,502 options which were reserved for issuance under the 1998 Stock Plan and 60,000 options which were reserved for issuance under the 1998 Director Option Plan. The 1998 Stock Option Plan for French Employees terminated in April 2003 and, accordingly, no options were reserved for issuance at December 31, 2003. On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our board of directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated. On June 16, 2003, we granted 6,978,563 shares of our common stock under the 1998 Plan and 35,000 shares of our common stock under the Director's Plan for the options tendered by eligible employees and members of our board of directors and accepted by our company. For options that were previously granted under the 1998 French Plan and were surrendered pursuant to this program, we granted an additional 248,200 replacement options under the 1998 Plan. We have issued new option grants equal to the same number of shares surrendered by the employees. The exercise price of the new options was $10.79, which was equal to the fair market value of our stock price on the date of grant. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.

     (2) As of December 31, 2003, 173 shares of common stock were available for sale under the 1998 Employee Stock Purchase Plan; and there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under such plan up to 1,000,000 as of each January 1. On January 1, 2004, 999,827 additional shares were made available pursuant to the annual replenishment provision.

     (3) As of December 31, 2003, a total of 18,502 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2004, 4,981,498 additional shares were made available pursuant to the annual replenishment provision.

     (4) On September 9, 2003, we adopted the 2003 Nonstatutory Inducement Grant Stock Plan (the "2003 Plan"). The 2003 Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. The 2003 Plan terminates at the discretion of the Board of Directors. As of December 31, 2003, a total of 128,500 shares were available for issuance under the 2003 Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan to 300,000 as of each January 1. On January 1, 2004, 171,500 additional shares were made available pursuant to the annual replenishment provision.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have had a long-standing relationship with Anam Semiconductor, Inc. ("ASI"). ASI was founded in 1956 by Mr. H. S. Kim, the father of Mr. James Kim, our Chairman and Chief Executive Officer. Through our supply agreements with ASI, we historically had a first right to substantially all of the packaging and test services capacity of ASI and the exclusive right to all of the wafer output of ASI's wafer fabrication facility. With our acquisition of K1, K2 and K3 in May 2000, we no longer received packaging and test services from ASI. Under the wafer fabrication services supply agreement which was consummated in January 1998 and terminated as of February 28, 2003, we had the exclusive right but not the requirement to purchase all of the wafer output of ASI's wafer fabrication facility on pricing terms negotiated annually. As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into a series of transactions beginning in the second half of 2002:

- In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group in exchange for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion won (approximately $34.2 million based on the spot exchange rate on the closing date) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred to herein as "Dongbu." Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion won (approximately $18.3 million based on the September 30, 2003 spot exchange rate), consisting of the principal amount due under the notes from Dongbu. The remaining principal, or 21 billon won (approximately $17.8 million based on the spot exchange rate on the transaction date), was received on February 10, 2004.

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

- On February 28, 2003, we sold our wafer fabrication services business to ASI for $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

     At January 1, 2001 and 2002 Amkor owned 42% of ASI's voting stock. During 2002, we divested 21 million shares of ASI stock and at December 31, 2002 Amkor owned 26.7 million shares of ASI or 21%. The carrying value of our investment in ASI at December 31, 2002 was $77.5 million, or $2.90 per share. Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. As of December 31, 2003, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock. The carrying value of our remaining investment in ASI at December 31, 2003, including an unrealized gain of $10.0, was $50.4 million, or $3.43 per share. We intend to sell our remaining investment in ASI. The ultimate level of proceeds from the sale of our remaining investment in ASI could be less than the current carrying value.

     We have had other relationships with ASI affiliated companies for construction services and equipment. We believe each of these transactions was conducted on an arms-length basis in the ordinary course of business. Total purchases from ASI and its affiliates for the years ended December 31, 2003, 2002 and 2001 were $31.1 million, $212.6 million and $161.6 million. Construction services and equipment purchases received from ASI and its affiliates capitalized during the years ended December 31, 2002 and 2001 were $2.8 million and $14.7 million, respectively. We received less than $0.1 million of construction services from ASI and its affiliates during 2003.

     Total purchases from Acqutek included in cost of revenue for 2003, 2002 and 2001 were $16.1 million, $16.0 million and $14.0 million, respectively, which we believe were conducted on an arms-length basis in the ordinary course of business.

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

     As of December 31, 2003, Mr. James Kim and members of his immediate family beneficially owned approximately 42% of our outstanding common stock.

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

federal income taxes was recorded for AEI. Just prior to the initial public offering, AEI terminated its S Corporation status at which point the profits of AEI became subject to federal and state income taxes at the corporate level. We consummated a tax indemnification agreement between us, our predecessor and James Kim and his family (collectively, the "Kim Family"). James Kim, is our founder and significant stockholder, and currently serves as our Chairman and CEO. Under the terms of the tax indemnification agreement, Amkor indemnifies the former owners of AEI for the settlement of AEI's S Corporation federal and state tax returns and any adjustments to the reported taxable income. At the time AEI was converted to a C Corporation, AEI and the Kim Family identified certain federal and state tax overpayments associated with the results of AEI during S Corporation status years and AEI, in May 1998, paid such amounts to the Kim Family. These amounts, which principally related to the finalization of AEI's federal tax return, were reflected as a receivable from stockholders in the stockholders' equity section of our balance sheets. As the refunds were paid by the associated taxing authorities and received by the Kim Family, the Kim Family, in turn, remitted the funds to Amkor. During 2002, $0.4 million of tax refunds were received by the Kim Family and used to pay down the stockholder receivables. During the fourth quarter of 2003, the receivable was collected in full.

     At December 31, 2002, other noncurrent assets included $6.0 million for the cash surrender value of life insurance policies in which the beneficiary was our Chairman and CEO. In December 2003, our Chairman and CEO paid to us $6.0 million for this asset, the book value and fair value of the asset at that time, and accordingly, no balance exists at December 31, 2003.

     We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2003 were $1.1 million. Our sublease income includes $0.5 million in each of the three years ended December 31, 2003 from a company in which certain related parties have ownership interests.

     In January 1998, we loaned $120,000 to Mr. Boruch, our President and Chief Operating Officer, which was repaid in full in 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     PricewaterhouseCoopers LLP has served as our independent accountants since 2000. The following table shows the fees paid or accrued by us for the fiscal years 2003 and 2002. Certain 2002 amounts have been reclassified to conform to the current year presentation:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                              2003        2002
                                                                                           ----------   ----------
                                                                                               (IN THOUSANDS)
Audit fees........................................................................         $    1,549   $   1,453
Audit-related fees (a)............................................................                 56          53
Tax fees (b)......................................................................                 58          52
All other fees....................................................................                 --          --
                                                                                           ----------   ---------
   Total..........................................................................         $    1,663   $   1,558
                                                                                           ==========   =========

     (a) Audit-related fees consist primarily of fees associated with employee benefit plan audits, accounting consultations; as well as due diligence related activity performed during 2002.

     (b) Tax fees consist primarily of fees associated with tax compliance services.

     Our Audit Committee is required to pre-approve the audit and non-audit services performed by our principal accountants, PricewaterhouseCoopers LLP, in accordance with the Amkor Audit and Non-Audit Services Pre-Approval Policy. This policy provides for pre-approval of audit, audit-related, tax services and other services specifically described by the Audit Committee. The policy also provides for the general approval of additional individual engagements, which, if they exceed certain pre-established thresholds, must be separately approved by the Audit Committee. This policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such pre-approval decisions must be reported to the Audit Committee. 100% of the above principal accountant services were approved by the Audit Committee during 2003, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules

     The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

     (b) Reports on Form 8-K

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended December 31, 2003:

     Current Report on Form 8-K dated September 30, 2003 (filed October 2, 2003) related to the changes in registrant's certifying accountant whereby the external auditors of a wholly owned subsidiary were replaced with the company's principal independent accountants, PricewaterhouseCoopers LLP.

     Current Report on Form 8-K/A filed October 17, 2003 amending the Current Report on Form 8-K dated and filed on March 27, 2003 filing the amended consolidated financial statements of Anam Semiconductor, Inc. for each of the three years ended December 31, 2002.

     Current Report on Form 8-K dated and filed October 27, 2003 related to a press release dated October 27, 2003 announcing our financial results for the third quarter ended September 30, 2003.

     Current Report on Form 8-K dated filed November 3, 2003 (filed November 4,
2003) related to the announcement of the plan to offer shares of common stock in an underwritten public offering pursuant to an existing shelf registration on Form S-3.

     Current Report on Form 8-K dated November 5, 2003 (filed November 12, 2003) related to the pricing of its public offering of shares of common stock, par value $0.001 per share, at a price of $19.00 per share.

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

4.11 Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.12 Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.13 Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (9)

4.14 Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (10)

4.15 Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (11)

4.16 Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003. (13)

4.17 Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. (15)

10.1    Form of Indemnification Agreement for directors and officers. (3)

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

10.10   1998 Director Option Plan and form of agreement thereunder. (1)

10.11   1998 Employee Stock Purchase Plan. (3)

10.12   1998 Stock Option Plan for French Employees. (1)

10.13 Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998. (2)

10.14 Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002. (10)

10.15 Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002. (10)

10.16 Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu Corporation dated as of September 27, 2002. (11)

10.17 Business Transfer Agreement between Amkor Technology Limited, Anam Semiconductor, Inc., Anam USA, Inc. and the Registrant dated as of January 27, 2003. (12)

10.18 Assignment and Assumption Agreement between the Registrant, Anam Semiconductor, Inc. and Texas Instruments Incorporated dated as of February 28, 2003. (12)

10.19 Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013. (13)

10.20   2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.
        (14)

10.21 Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003. (14)

12.1    Computation of Ratio of Earnings to Fixed Charges

14.1    Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines

14.2    Amkor Technology, Inc. Director Code of Ethics

16.1    Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30,
        2003.

21.1    List of subsidiaries of the Registrant

23.1    Consent of PricewaterhouseCoopers LLP

23.2 Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global

23.3    Consent of Sycip Gorres Velayo & Co., a member firm of Arthur Andersen.
        (16)

23.4    Consent of Samil Accounting Corporation

31.1 Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934

31.2 Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     ------------------

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

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.

     (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

     (12) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 2003.

     (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 9, 2003.

     (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 3, 2003.

     (15) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on July 10, 2003.

     (16) The financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., consolidated subsidiaries of the Registrant, for each of the two years in the period ended December 31, 2002, have been audited by the independent public accountants Sycip Gorres Velayo & Co., a member firm of Arthur Andersen, (referred to herein as Arthur Andersen). However, the Registrant has been unable to obtain the written consent of Arthur Andersen with respect to the incorporation by reference of such financial statements in the Registrant's Registration Statements on Form S-3 (File Nos. 333-39642 and 333-81334) and Form S-8 filings (File Nos. 333-62891, 333-63430,
333-76254, 333-86161, 333-100814 and 333-104601) (collectively, the
"Registration Statements". Therefore, the Registrant has dispensed with the requirement to file the written consent of Arthur Andersen in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the financial statements of the registrant for the aforementioned financial statements which are incorporated by reference in the Registration Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                      AMKOR TECHNOLOGY, INC.

                                      By:            /s/ James J. Kim
                                          --------------------------------------
                                                     James J. Kim
                                           Chairman and Chief Executive Officer

Date: March 4, 2004

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

             NAME                                      TITLE                                 DATE
             ----                                      -----                                 ----
     /s/ James J. Kim                   Chief Executive Officer and Chairman              March 4, 2004
-------------------------------
     James J. Kim

     /s/ John N. Boruch                          Vice Chairman and Director               March 4, 2004
-------------------------------
     John N. Boruch

     /s/ Bruce J. Freyman                                 President                       March 4, 2004
-------------------------------
     Bruce J. Freyman

     /s/ Kenneth T. Joyce                         Chief Financial Officer                 March 4, 2004
-------------------------------         (Principal Financial and Accounting Officer)
     Kenneth T. Joyce

     /s/ Winston J. Churchill                             Director                        March 4, 2004
-------------------------------
     Winston J. Churchill

     /s/ Thomas D. George                                 Director                        March 4, 2004
-------------------------------
     Thomas D. George

     /s/ Gregory K. Hinckley                              Director                        March 4, 2004
-------------------------------
     Gregory K. Hinckley

             NAME                                       TITLE                             DATE
             ----                                       -----                             ----
     /s/ John B. Neff                                  Director                        March 4, 2004
-------------------------------
     John B. Neff

     /s/ Juergen Knorr                                 Director                        March 4, 2004
-------------------------------
     Juergen Knorr

     /s/ James W. Zug                                  Director                        March 4, 2004
-------------------------------
     James W. Zug
