Form 10-Q
period 2004-03-31
AMKOR TECHNOLOGY INC
filed 2004-05-05
CIK 1047127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

       [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     The number of outstanding shares of the registrant's Common Stock as of
                          May 1, 2004 was 174,666,140.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                            --------------------------------------
                                                                                                   2004                 2003
                                                                                            ------------------  ------------------
                                                                                                         (UNAUDITED)
Net revenues.............................................................................   $          464,646  $          343,131
Cost of revenues ........................................................................              352,798             296,562
                                                                                            ------------------  ------------------
Gross profit.............................................................................              111,848              46,569
                                                                                            ------------------  ------------------
Operating expenses:
      Selling, general and administrative................................................               52,178              41,423
      Research and development...........................................................                8,977               7,609
      Resolution of legal dispute (see Note 14)..........................................                1,500                  --
      Amortization of acquired intangibles...............................................                1,328               2,030
      Loss on disposal of fixed assets, net..............................................                    8                  69
                                                                                            ------------------  ------------------
            Total operating expenses.....................................................               63,991              51,131
                                                                                            ------------------  ------------------
Operating income (loss) .................................................................               47,857              (4,562)
                                                                                            ------------------  ------------------
Other expense (income):
      Interest expense, net..............................................................               33,290              35,862
      Foreign currency loss (gain).......................................................                   75                (925)
      Other expense, net.................................................................                1,789               1,229
                                                                                            ------------------  ------------------
            Total other expense..........................................................               35,154              36,166
                                                                                            ------------------  ------------------
Income (loss) before income taxes, equity in loss of investees,
      minority interest and discontinued operations......................................               12,703             (40,728)
Equity in loss of investees..............................................................                   --              (3,628)
Minority interest .......................................................................                 (358)                149
                                                                                            ------------------  ------------------
Income (loss) from continuing operations before income taxes.............................               12,345             (44,207)
                                                                                            ------------------  ------------------

Provision (benefit) for income taxes.....................................................                1,435              (4,177)
                                                                                            ------------------  ------------------
Income (loss) from continuing operations.................................................               10,910             (40,030)
                                                                                            ------------------  ------------------
Discontinued operations (see Note 2):
      Income from wafer fabrication services business, net of tax........................                   --               3,047
      Gain on sale of wafer fabrication services business, net of tax....................                   --              51,519
                                                                                            ------------------  ------------------
      Income from discontinued operations................................................                   --              54,566
                                                                                            ------------------  ------------------
Net income  .............................................................................   $           10,910  $           14,536
                                                                                            ==================  ==================
Per Share Data:
      Basic and diluted income (loss) per common share from continuing operations........   $             0.06  $            (0.24)
      Basic and diluted income per common share from discontinued operations.............                   --                0.33
                                                                                            ------------------  ------------------
      Net income per common share........................................................   $             0.06  $             0.09
                                                                                            ==================  ==================

      Shares used in computing basic income (loss) per common share                                    174,622             165,156
                                                                                            ==================  ==================

      Shares used in computing diluted income (loss) per common share                                  180,202             165,156
                                                                                            ==================  ==================

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 MARCH 31,          DECEMBER 31,
                                                                                                   2004                 2003
                                                                                            ------------------  ------------------
                                                                                                (UNAUDITED)         (UNAUDITED)
                                         ASSETS
Current assets:
      Cash and cash equivalents..........................................................   $          345,496  $          313,259
      Accounts receivable:
            Trade, net of allowance of $5,298 in 2004 and $6,514 in 2003..............                 284,825             310,096
            Other .......................................................................                5,636               4,413
      Inventories .......................................................................              112,406              92,439
      Other current assets...............................................................               38,445              49,606
                                                                                            ------------------  ------------------
                  Total current assets...................................................              786,808             769,813
                                                                                            ------------------  ------------------
Property, plant and equipment, net.......................................................            1,131,503           1,007,648
                                                                                            ------------------  ------------------
Investments .............................................................................               55,860              51,181
                                                                                            ------------------  ------------------
Other assets:
      Goodwill    .......................................................................              626,596             629,850
      Acquired intangibles...............................................................               39,877              37,730
      Other   ...........................................................................               74,357              67,601
      Assets of discontinued operations (see Note 2).....................................                   --                  96
                                                                                            ------------------  ------------------
                                                                                                       740,830             735,277
                                                                                            ------------------  ------------------
                  Total assets...........................................................   $        2,715,001  $        2,563,919
                                                                                            ==================  ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft.....................................................................   $              535  $            2,690
      Short-term borrowings and current portion of long-term debt........................               22,488              28,665
      Trade accounts payable.............................................................              280,401             230,396
      Accrued expenses...................................................................              166,810             170,145
                                                                                            ------------------  ------------------
                  Total current liabilities..............................................              470,234             431,896
Long-term debt    .......................................................................            1,734,407           1,650,707
Other noncurrent liabilities.............................................................               87,296              78,974
                                                                                            ------------------  ------------------
                  Total liabilities......................................................            2,291,937           2,161,577
                                                                                            ------------------  ------------------
Commitments and contingencies
Minority interest .......................................................................                1,564               1,338
                                                                                            ------------------  ------------------
Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000 shares authorized
            designated Series A, none issued.............................................                   --                  --
      Common stock, $0.001 par value, 500,000 shares authorized
            issued and outstanding of 174,665 in 2004 and 174,508 in 2003................                  175                 175
      Additional paid-in capital.........................................................            1,319,010           1,317,164
      Accumulated deficit................................................................             (920,626)           (931,536)
      Accumulated other comprehensive income.............................................               22,941              15,201
                                                                                            ------------------  ------------------
                  Total stockholders' equity.............................................              421,500             401,004
                                                                                            ------------------  ------------------
                  Total liabilities and stockholders' equity.............................   $        2,715,001  $        2,563,919
                                                                                            ==================  ==================

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                          COMMON STOCK                              RECEIVABLE
                                         ---------------    PAID-IN    ACCUMULATED     FROM
                                         SHARES   AMOUNT    CAPITAL      DEFICIT    STOCKHOLDER
                                         -------  ------  -----------  -----------  -----------
Balance at December 31, 2002...........  165,156  $  166  $ 1,170,227  $  (933,734) $    (2,887)
   Net income..........................       --      --           --       14,536           --
   Unrealized loss on investments,
      net of tax.......................       --      --           --           --           --
   Cumulative translation adjustment...       --      --           --           --           --

   Comprehensive income................
                                         -------  ------  -----------  -----------  -----------
Balance at March 31, 2003..............  165,156  $  166  $ 1,170,227  $  (919,198) $    (2,887)
                                         =======  ======  ===========  ===========  ===========

Balance at December 31, 2003...........  174,508  $  175  $ 1,317,164  $  (931,536) $        --
   Net income..........................       --      --           --       10,910           --
   Unrealized gain on investments,
      net of tax.......................       --      --           --           --           --
   Cumulative translation adjustment...       --      --           --           --           --

   Comprehensive income................

   Issuance of stock through stock
      compensation plans...............      157      --        1,846           --           --
                                         -------  ------  -----------  -----------  -----------
Balance at March 31, 2004..............  174,665  $  175  $ 1,319,010  $  (920,626) $        --
                                         =======  ======  ===========  ===========  ===========

                                         ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE             COMPREHENSIVE
                                         INCOME (LOSS)    TOTAL        INCOME
                                         -------------  ---------  -------------
Balance at December 31, 2002...........  $      (2,405) $ 231,367
   Net income..........................             --     14,536  $      14,536
   Unrealized loss on investments,
      net of tax.......................         (4,904)    (4,904)        (4,904)
   Cumulative translation adjustment...           (188)      (188)          (188)
                                                                   -------------
   Comprehensive income................                            $       9,444
                                         -------------  ---------  =============
Balance at March 31, 2003..............  $      (7,497) $ 240,811
                                         =============  =========

Balance at December 31, 2003...........  $      15,201  $ 401,004
   Net income..........................             --     10,910  $      10,910
   Unrealized gain on investments,
      net of tax.......................          4,679      4,679          4,679
   Cumulative translation adjustment...          3,061      3,061          3,061
                                                                   -------------
   Comprehensive income................                            $      18,650
                                                                   =============
   Issuance of stock through stock
      compensation plans...............             --      1,846
                                         -------------  ---------
Balance at March 31, 2004..............  $      22,941  $ 421,500
                                         =============  =========

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                      --------------------------
                                                                                                          2004          2003
                                                                                                      ------------  ------------
                                                                                                             (UNAUDITED)
Cash flows from continuing operating activities:
   Income (loss) from continuing operations.........................................................  $     10,910  $    (40,030)
     Adjustments to reconcile loss from continuing operations
      to net cash provided by  operating activities --
      Depreciation and amortization.................................................................        52,397        57,793
      Amortization of deferred debt issuance costs..................................................         2,390         2,080
      Provision for excess and obsolete inventory...................................................           376           869
      Deferred income taxes.........................................................................           443          (884)
      Equity in loss of investees...................................................................            --         3,628
      Loss on disposal of fixed assets, net.........................................................             8            69
      Other losses on investments, net .............................................................            --         2,201
      Loss on debt redemption premium payment.......................................................         1,687            --
      Minority interest.............................................................................           358          (149)
   Changes in assets and liabilities excluding effects of acquisition --
      Accounts receivable...........................................................................        27,176        19,293
      Other receivables.............................................................................        (1,220)        1,102
      Inventories...................................................................................       (20,108)        2,811
      Other current assets..........................................................................        (6,950)          710
      Other non-current assets......................................................................        (3,613)        5,415
      Accounts payable..............................................................................        48,137       (34,331)
      Accrued expenses..............................................................................         7,893         6,520
      Other long-term liabilities...................................................................         4,345         2,367
                                                                                                      ------------  ------------
         Net cash provided by operating activities..................................................       124,229        29,464
                                                                                                      ------------  ------------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment.......................................................      (170,838)      (16,571)
   Acquisition, net of cash acquired................................................................       (12,858)           --
   Proceeds from the sale of property, plant and equipment..........................................           685           514
   Proceeds from the sale of investments............................................................            --        19,541
   Purchase of investments..........................................................................            --        (6,777)
   Proceeds from note receivable....................................................................        18,627            --
                                                                                                      ------------  ------------
         Net cash used in investing activities......................................................      (164,384)       (3,293)
                                                                                                      ------------  ------------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings..........................................        (7,550)       (1,968)
   Net proceeds from issuance of long-term debt.....................................................       249,007            --
   Payments of long-term debt, including redemption premium payment.................................      (171,551)       (5,899)
   Proceeds from issuance of stock through stock compensation plans.................................         1,846            --
                                                                                                      ------------  ------------
         Net cash provided by (used in) financing activities........................................        71,752        (7,867)
                                                                                                      ------------  ------------
Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations..           544          (207)
                                                                                                      ------------  ------------
Cash flows from discontinued operations:
   Net cash provided by operating activities........................................................            96        19,727
   Net cash provided by investing activities........................................................            --         2,412
   Net cash used in financing activities............................................................            --            --
                                                                                                      ------------  ------------
         Net cash provided by discontinued operations...............................................            96        22,139
                                                                                                      ------------  ------------

Net increase in cash and cash equivalents...........................................................        32,237        40,236
Cash and cash equivalents, beginning of period......................................................       313,259       311,249
                                                                                                      ------------  ------------
Cash and cash equivalents, end of period............................................................  $    345,496  $    351,485
                                                                                                      ============  ============
Supplemental disclosures of cash flow information:

Cash paid during the period for:
      Interest......................................................................................  $     27,519  $     31,390
      Income taxes..................................................................................  $     11,781  $      4,028

        The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

      Basis of Presentation. The consolidated financial statements and related disclosures as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

      Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, capital expenditure requirements, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

      Consolidation of Variable Interest Entities. We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, in accordance with FIN 46, we consolidated these Philippine realty corporations within our financial statements and have elected not to restate prior periods. There was no net effect to our consolidated statements of income as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our historical consolidated statements of income. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor Technology, Inc., the primary beneficiary of these variable interest entities.

      Recent Accounting Pronouncements. In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. The statement does not change the measurement or recognition of pension plans and other postretirement benefit plans. For our plans, the new disclosures were effective for interim periods ending after December 15, 2003. The adoption of SFAS No. 132 (revised
2003) did not have a material effect on our financial position, results of operations, or cash flows.

      Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income and per share amounts would have been decreased.

      The following table illustrates the effect on net income and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH   31,
                                                                                  -------------------------------------
                                                                                         2004                2003
                                                                                  ------------------   ----------------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
   Net income, as reported......................................................  $           10,910   $         14,536
   Deduct: Total stock-based employee compensation determined
      under fair value based method, net of related tax effects.................               7,757              7,259
                                                                                  ------------------   ----------------
Net income, pro forma...........................................................  $            3,153   $          7,277
                                                                                  ==================   ================
Earnings per share:
   Basic and diluted:
         As reported............................................................  $             0.06   $           0.09
         Pro forma..............................................................  $             0.02   $           0.04

      In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                       2004         2003
                                                                                  -------------  -----------
Expected life (in years)........................................................              4           4
Risk-free interest rate.........................................................            2.5%        2.4%
Volatility......................................................................             56%         90%
Dividend yield..................................................................             --          --

2. DISCONTINUED OPERATIONS

      On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. Beginning with the first quarter of 2003, we reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results. In connection with the disposition of our wafer fabrication business, we recorded, during the three months ended March 31, 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also, during the three months ended March 31, 2003 we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax), which is reflected in income from discontinued operations. The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million. Assets of our discontinued operations at December 31, 2003 included $0.1 million of accounts receivable.

A summary of the results from discontinued operations for the three months ended March 31, 2003 are as follows:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31, 2003
                                                                                  --------------------------
                                                                                        (IN THOUSANDS)
Net sales.........................................................................       $     34,636
Gross profit......................................................................              3,451
Operating income..................................................................              3,455
Gain on sale of wafer fabrication services business...............................             58,600
Interest .........................................................................                 --
Other (income) expense............................................................                (11)
Tax expense ($7.1 million associated with gain on sale of the business in 2003)...              7,500
Net income from discontinued operations...........................................             54,566

3.    ACQUISITION OF MINORITY INTEREST IN AMKOR IWATE CORPORATION

      In January 2004 we acquired the remaining 40% ownership interest in Amkor Iwate Corporation ("AIC") from Toshiba for 1.4 billion Japanese yen, or $12.9 million based on the exchange rate on the date of payment, bringing our total ownership percentage to 100%. AIC provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement, which terminates in January 2006. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of $11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

                                                                                   (IN MILLIONS)
Reduction of minority interest liability........................................   $        11.9
Property, plant and equipment ..................................................             2.4
Acquired intangible assets......................................................             3.3
Adjustment to previously existing goodwill......................................            (4.1)
Deferred tax liability..........................................................            (0.6)
                                                                                   -------------
Cash paid for minority interest acquisition.....................................   $        12.9
                                                                                   =============

For the three months ended March 31, 2003, we recorded AIC minority interest expense of $0.8 million associated with Toshiba's then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

4. OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

      At January 1, 2003, we owned 26.7 million shares, or 21%, of ASI voting common stock. The carrying value of our investment in ASI at January 1, 2003 was $77.5 million, or $2.90 per share. On March 24, 2003 we sold 7 million shares of ASI common stock. Beginning on this date we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as an available for sale marketable security. Including this transaction, we have completed the following transactions to continue the liquidation of our investment in ASI during 2003 and 2004:

- On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

- On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option. As a result of these transactions, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock, at March 31, 2004. The carrying value of our remaining investment in ASI at March 31, 2004, including an unrealized gain of $4.7, was $55.1 million, or $3.74 per share.

- In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share, based on the spot exchange rate as of the transaction dates, reducing our ownership to approximately 4%. The pre-tax gain related to this transaction is $21.6 million and will be recorded as other expense (income) during the second quarter of 2004.

5. INVENTORIES

      Inventories, net of reserves for excess and obsolete inventory of $17.0 million and $18.7 million at March 31, 2004 and December 31, 2003, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2004          2003
                                                                                   ---------   ------------
                                                                                        (IN THOUSANDS)
Raw materials and purchased components..........................................   $  92,361   $     77,775
Work-in-process.................................................................      20,045         14,664
                                                                                   ---------   ------------
                                                                                   $ 112,406   $     92,439
                                                                                   =========   ============

6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2004              2003
                                                                                  ---------------   --------------
                                                                                           (IN THOUSANDS)
Land  ..........................................................................  $       109,248   $      103,610
Buildings and improvements......................................................          578,241          556,106
Machinery and equipment.........................................................        1,757,455        1,640,471
Furniture, fixtures and other equipment.........................................          165,312          155,719
Construction in progress........................................................            4,150            2,355
                                                                                  ---------------   --------------
                                                                                        2,614,406        2,458,261
Less -- Accumulated depreciation and amortization...............................       (1,482,903)      (1,450,613)
                                                                                  ---------------   --------------
                                                                                  $     1,131,503   $    1,007,648
                                                                                  ===============   ==============

7.    ACQUIRED INTANGIBLES

      Acquired intangibles consist of the following:

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2004             2003
                                                                                   --------------   --------------
                                                                                           (IN THOUSANDS)
Patents and technology rights...................................................   $       66,323   $       62,899
Less -- Accumulated amortization................................................          (26,446)         (25,169)
                                                                                   --------------   --------------
                                                                                   $       39,877   $       37,730
                                                                                   ==============   ==============

      Amortization expense was $1.3 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The estimated annual amortization expense for 2004, 2005, 2006, 2007 and 2008 is $8.3 million, $7.1 million, $6.9 million, $6.9 million and $6.4 million, respectively. The weighted average amortization period for the patents and technology rights is 8 years.

8.    INVESTMENTS

      Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          2004                2003
                                                                                   ------------------   ------------------
                                                                                               (IN THOUSANDS)
Marketable securities classified as available for sale:
    ASI (ownership of 12% at March 31, 2004
      and December 31, 2003) (see Note 4).......................................   $           55,059   $           50,397
   Other marketable securities classified as available for sale.................                  694                  677
                                                                                   ------------------   ------------------
      Total marketable securities...............................................               55,753               51,074
Equity investments..............................................................                  107                  107
                                                                                   ------------------   ------------------
                                                                                   $           55,860   $           51,181
                                                                                   ==================   ==================

9.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2004            2003
                                                                                   --------------   ------------
                                                                                           (IN THOUSANDS)
Accrued income taxes............................................................   $       30,563   $     39,779
Accrued interest................................................................           32,253         34,681
Accrued payroll.................................................................           24,871         27,238
Other accrued expenses..........................................................           79,123         68,447
                                                                                   --------------   ------------
                                                                                   $      166,810   $    170,145
                                                                                   ==============   ============

10.   RESTRUCTURING RESERVES

      During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs.

      Of the total $28.6 million restructuring charges recorded in 2002, $1.9 million and $2.2 million remained outstanding as of March 31, 2004 and December 31, 2003, respectively, and is reflected in accrued expenses and other noncurrent liabilities. The outstanding liability is principally future lease payments of which $0.7 million is expected be paid during the remainder of 2004. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the three months ended 2004, the restructuring reserve was reduced by $0.3 million for cash expenditures.

11.   DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                        MARCH 31,   DECEMBER 31,
                                                                                          2004          2003
                                                                                      ------------  ------------
                                                                                            (IN THOUSANDS)
Senior secured credit facilities:
     Term loan, LIBOR plus 4% due January 2006......................................  $         --  $    168,725
     $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005......            --            --
9.25% Senior notes due February 2008................................................       470,500       470,500
7.75% Senior notes due May 2013.....................................................       425,000       425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.7 million.....       248,315            --
10.5% Senior subordinated notes due May 2009........................................       200,000       200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share..................................................       233,000       233,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share..................................................       146,422       146,422
Other debt..........................................................................        33,658        35,725
                                                                                      ------------  ------------
                                                                                         1,756,895     1,679,372
Less -- Short-term borrowings and current portion of long-term debt                        (22,488)      (28,665)
                                                                                      ------------  ------------
                                                                                      $  1,734,407  $  1,650,707
                                                                                      ============  ============

      In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes to qualified institutional investors, used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125 % annually and interest payments are due semi-annually. In connection with the satisfaction of the term loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement will entitle the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes.

      Other debt as of March 31, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the substantial majority maturing in 2004. As of March 31, 2004, the foreign debt has interest rates ranging from 1.0% to 4.35%. These debt instruments do not include significant financial covenants.

      Interest expense related to short-term borrowings and long term debt is presented net of interest income of $0.7 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively, in the accompanying consolidated statements of income.

12.   PENSION AND SEVERANCE PLANS

      Our Philippine and Taiwan subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                       2004           2003
                                                                                   ------------   -----------
                                                                                         (IN THOUSANDS)
Service cost of current period..................................................   $        552   $       602
Interest cost on projected benefit obligation...................................            391           362
Expected return on plan assets..................................................            (15)          (60)
Amortization of transition obligation...........................................             15            15
Gain............................................................................           (206)         (118)
                                                                                   ------------   -----------
             Total pension expense..............................................   $        737   $       801
                                                                                   ============   ===========

      For the three months ended March 31, 2004, nothing was contributed to fund the Philippine pension plan. We presently anticipate contributing $3.2 million in 2004 to fund the Philippine pension plan.

      The components of net periodic pension cost for the Taiwan defined benefit plan are as follows:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                      2004           2003
                                                                                  ------------   -----------
                                                                                        (IN THOUSANDS)
Service cost of current period..................................................  $        873   $       710
Interest cost on projected benefit obligation...................................            82            78
Expected return on plan assets..................................................           (82)          (81)
Amortization of transition obligation...........................................             2             2
Loss............................................................................             7            20
                                                                                  ------------   -----------
             Total pension expense..............................................  $        882   $       729
                                                                                  ============   ===========

      For the three months ended March 31, 2004, $0.1 million was contributed to fund the Taiwan pension plan. We presently anticipate contributing an additional $0.8 million, for an estimated total of $0.9 million in 2004, to fund the Taiwan pension plan.

      Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended March 31, 2004 and 2003, the provision (benefit) recorded for severance benefits was $4.3 and ($1.5), respectively. The balance recorded in long-term liabilities for accrued severance was $69.6 and $65.3 at March 31, 2004 and December 31, 2003, respectively.

13.   EARNINGS PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three months ended March 31, 2004, we included approximately 5.6 million shares of common stock equivalents for outstanding stock options in the computation of diluted earnings per share. For the three months ended March 31, 2004, potentially dilutive securities related to our convertible notes and warrants of 9.2 million and 3.9 million, respectively, were antidilutive and therefore excluded from the diluted earnings per share calculation. The warrants expire during May 2004. For the three months ended March 31, 2003, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS due. As of March 31, 2003, the total number of potentially dilutive securities outstanding was 6.1 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively.

14.   COMMITMENTS AND CONTINGENCIES

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd ("Citizen"). In connection with this acquisition, we were required to make certain additional payments one year from the closing. Pending the resolution of a controversy relating to patents acquired from Citizen, we are withholding payment of 1.4 billion yen ($13.3 million based on the spot exchange rate at March 31, 2004).

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

      Associated with our sale of ASI common stock to Dongbu Group ("Dongbu") during 2002, we and Dongbu agreed to use our best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification. The maximum amount of future payments is generally unlimited. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

      As of March 31, 2004, we have outstanding $1.6 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

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

      Fujitsu Limited v. Cirrus Logic, Inc., et al.

      On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu. The parties engaged in discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Court has granted a stay of the action pending in the Northern District Court of California in favor of the action pending in the Santa Clara Superior Court, where discovery is ongoing and a trial is scheduled to begin on January 31, 2005. On March 29, 2004, we filed a motion to dismiss Fujitsu's amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic's cross-complaint. The hearing on our motions to dismiss is scheduled to take place on May 4, 2004. If necessary, we intend to deny all liability, to file cross-claims against Sumitomo Bakelite, and to seek judgment in our favor in due course.

      Seagate Technology LLC v. Atmel Corporation, et al.

      In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International ("Seagate") and Atmel Corporation and Atmel Sarl ("Atmel") in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel's cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's amended cross-complaint, granting Atmel 30 days to file an amended pleading. Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004; ChipPAC has indicated its intent to file an amended cross-complaint by April 27, 2004. If appropriate, we may seek to dismiss ChipPAC's amended pleading, and otherwise intend to deny all liability to ChipPAC. All parties are currently conducting discovery and no trial date has been set.

      Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

      In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips' cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties completed fact discovery and most expert discovery. Maxtor and Philips reached a settlement of Maxtor's claims against Philips on or about April 28, 2004. Philips and Amkor reached resolution on Philips' claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million within 15 days plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips' claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. The trial of Philips' claims against Sumitomo Bakelite is scheduled to start on August 2, 2004.

      Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We intend to file a motion to dismiss Maxim's amended complaint, to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite. Discovery has not commenced and there is no trial date set.

      Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

      In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004, giving Fairchild thirty days to file a further amended pleading. Fairchild filed a third amended complaint on or about April 15, 2004. We intend to file a motion to dismiss Fairchild's third amended pleading. We otherwise intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

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

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. The appeal was argued on March 9, 2004, and we are awaiting the Court's decision. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

      Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $60.9 million based on the spot exchange rate at March 31, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. A hearing was held on April 28, 2004, and a ruling is expected within 30 days of this date.

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

      Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

      In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively "Carsem") with the International Trade Commission ("ITC") in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the "Amkor Patents"). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame(R) packaging technology claims in the Amkor Patents. The District Court action has been stayed pending resolution of the ITC case. The ITC action is scheduled for trial in July 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2004 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

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

      The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Atmel Corporation, Conexant Systems, Inc., Infineon Technologies AG, Intel Corporation, Philips Electronics N.V., Samsung Electronics Corporation LTD, ST Microelectronics PTE, Texas Instruments Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.

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

OUR EXPECTATIONS REGARDING FUTURE BUSINESS CONDITIONS

      Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1981 through 2003, there were 12 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 11 years when growth was 16% or greater. Since 1981, the semiconductor industry declined in 1985, 1996, 1998 and 2001. The semiconductor industry declined an unprecedented 32% in 2001, experienced a 1% growth in 2002 as compared to 2001, and experienced 17% growth in 2003 as compared to 2002. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. Semiconductor industry analysts are forecasting further growth in the semiconductor industry for 2004. 2004 is projected to increase by more than 20% over 2003. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy.

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

      We currently expect packaging and test revenue for the second quarter of 2004 to be around 5% to 8% higher than packaging and test revenues for the first quarter of 2004. We expect that second quarter of 2004 gross margin will be around 24%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Supply shortages for critical components may occur in the future and in such an event, component prices could increase, and gross margin could be negatively impacted. In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                       2004          2003
                                                                                   -----------   ------------
                                                                                           (UNAUDITED)
Net revenues....................................................................         100.0%         100.0%
Gross profit ...................................................................          24.1           13.6
Operating income (loss).........................................................          10.3           (1.3)
Income (loss) before income taxes, equity in loss
   of investees, minority interest and discontinued operations..................           2.7          (11.9)
Income (loss) from continuing operations........................................           2.3          (11.7)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Net Revenues. Packaging and test net revenues increased 35.4% to $464.6 million in the three months ended March 31, 2004 from $343.1 million in the three months ended March 31, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 56.6%. This increase in volume was driven by a 53.2% increase for advanced packages and a 61.0% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the three months ended March 31, 2004 declined approximately 11% as compared to average selling prices in the three months ended

March 31, 2003. This decrease in overall average selling prices was driven by a 10% decrease in average selling prices for advances packages and a 12% decrease in average selling prices for traditional packages.

      Gross Profit. Gross profit increased $65.2 million, to a gross profit of $111.8 million in the three months ended March 31, 2003 from $46.6 million in the three months ended March 31, 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation.

      Gross margin increased to 24.1% in the three months ended March 31, 2004 from 13.6% in the three months ended March 31, 2003. The improvement of 10.5% is principally a result of the following:

- Increased unit volumes contributed approximately 21 percentage points to the increase in gross margin.

- Material cost savings contributed approximately 3 percentage points to the increase in gross margin.

The positive impacts on gross margin were partially offset by the following:

- Average selling price erosion across our product lines decreased gross margin by approximately 10 percentage points.

-     Product mix decreased gross margin by approximately 3 percentage points.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.8 million, or 26.0%, to $52.2 million, or 11.2% of net revenues, in the three months ended March 31, 2004 from $41.4 million, or 12.1% of net revenues, in the three months ended March 31, 2003. During 2004, we experienced a significant increase in our litigation costs as a result of the mold compound litigation matter. Legal fees associated with this mold compound litigation matter were $4.9 million during the three months ended March 31, 2004, as opposed to $0.3 million in the comparable prior year period. In addition, approximately $6.0 million of our increase in selling, general and administrative expenses is the result of increased headcount, compensation costs and general business activity to support our overall business growth; although selling, general and administrative expenses have decreased as a percentage of revenue over the prior year comparable period.

      Research and Development. Research and development expenses increased $1.4 million to $9.0 million, or 1.9% of net revenues, in the three months ended March 31, 2004 from $7.6 million, or 2.2% of net revenues, in the three months ended March 31, 2003. Our increase in our research and development expenses were primarily related to the establishment of a research and development center, during the three months ended March 31, 2004, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies. Our research and development efforts support our customers' needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

      Resolution of Legal Dispute. On April 29, 2004, we reached legal resolution with a customer regarding their claims against us related to our mold compound matter. Accordingly, for the three months ended March 31, 2004, we recorded a charge of $1.5 million associated with this settlement (see Item I - Legal Proceedings for further discussion).

      Other Expenses. Other expenses, net, decreased $1.0 million, to $35.2 million, or 7.6% of net revenues, in the three months ended March 31, 2004 from $36.2 million, or 10.5% of net revenues, in the three months ended March 31, 2003. The net decrease in other expenses was primarily the result of a decrease in interest expense of $2.6 related to our debt refinancing and debt repurchase activity during 2003 and 2004, partially offset by an unfavorable change related to foreign currency of $1.0 million. For the three months ended March 31, 2004, other expenses included $2.7 million of debt retirement costs. For the three months ended March 31, 2003, other expenses included a $2.2 million unrealized loss related to our then existing ASI call options.

      Equity in Loss of Investees. For the three months ended March 31, 2004, we had no share of gains or losses related to our equity affiliates. For the prior year comparable period, our earnings included our share of losses in our equity affiliates of $3.6 million, which principally related to our equity investment in ASI through March 24, 2003. On March 24, 2003, we divested 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

      Income Taxes. For the three months ended March 31, 2004, we recorded income tax expense of $1.4 million related to continuing operations, reflecting an effective tax rate of 11.6%, as compared to an income tax benefit of $4.2 million for the three months ended March 31, 2003, reflecting an effective tax rate of 9.5%. During the three months ended March 31, 2004, we (1) generated income in certain tax holiday jurisdictions and (2) utilized a portion of our loss carryforwards which previously carried valuation allowances in other tax jurisdictions. From an effective tax rate perspective, both of these items offset our taxes in other higher tax jurisdictions where we are also profitable, thereby lowering our overall effective tax rate. During 2002 and 2003 we recorded valuation allowances against the majority of our deferred tax assets in certain tax jurisdictions. We will resume the recognition of deferred tax assets when we return to sustained profitability in certain tax jurisdictions. As of March 31, 2004, we had U.S. net operating losses totaling $417.9 million expiring between 2021 and 2024. Additionally, as of March 31, 2004, we had $44.5 million of non-U.S. net operating losses available for carryforward, expiring between 2004 and 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our ongoing primary cash needs are for debt service (principally interest), equipment purchases and working capital. Our cash and cash equivalents balance as of March 31, 2004 was $345.5 million, and we had $28.4 million available under our $30.0 million senior secured credit facility. The amount available under our senior secured credit facility at March 31, 2004 was reduced by $1.6 million related to outstanding letters of credit. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service and working capital requirements for at least the next twelve months. We may require additional cash to consummate business combinations to diversify our geographic operations and expand our customer base and we cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us.

      CASH FLOWS

      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      2004          2003
                                                                                  ------------   -----------
                                                                                        (IN THOUSANDS)
Operating activities from continuing operations.................................  $    124,229   $    29,464
Investing activities from continuing operations.................................      (164,384)       (3,293)
Financing activities from continuing operations.................................        71,752        (7,867)
Discontinued operations.........................................................            96        22,139

      Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the three months ended March 31, 2004 increased $94.8 million to $124.2 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital.

      The primary contributors to cash flow from continuing operations for the three months ended March 31, 2004 were $69.9 million of cash flows provided by continuing operations (adjusted for non-cash items), a $48.1 million increase in trade payables associated with the increase in business activity and a decrease in accounts receivable of $27.2 million. These sources were primarily offset by a $20.1 million increase in inventory levels required to accommodate the demand for our services.

      Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the three months ended March 31, 2004 increased by $161.1 over the comparable prior year period, to $164.4 million, primarily due to a $154.2 million increase in capital expenditures from $16.6 million in the three months ended March 31, 2003 to $170.8 million in the three months ended March 31, 2004. In addition to cash used for capital expenditures, we paid $12.9 million during the three months ended March 31, 2004 to acquire the minority interest ownership in Amkor Iwate, bringing our ownership to 100%. These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu.

      In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. We now own 100% of Amkor Iwate. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen (or approximately $2.0 million, which was included as a special charge during the three months ended December 31, 2003) to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. Amkor Iwate provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement that provided for services to be performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba's Iwate factory terminates January 2006.

      During 2003 and 2004, we completed the following transactions to continue the liquidation of our investment in ASI:

- On March 24, 2003, we irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million. We also entered into a nondeliverable call option for $6.8 million. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds.

- On September 17, 2003, we sold an additional 5 million shares of ASI common stock for approximately $18.5 million. We also entered into a nondeliverable call option for $6.5 million. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds.

- In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, reducing our ownership in ASI to approximately 4%, or 4.6 million shares.

     Cash flows from continuing financing activities: Our net cash inflows from continuing financing activities for the three months ended March 31, 2004 were $71.8 million, as compared to $7.9 million of outflows for the three months ended March 31, 2003. The increase in cash flows from continuing financing activities during the three months ended March 31, 2004 primarily related to our March offering of $250.0 million of senior notes due 2011. The net proceeds to us were $245.2 million, net of related discounts and debt acquisition costs, and these proceeds were used to repay the balance outstanding under our senior secured term loan of $168.7 million.

DEBT INSTRUMENTS AND RELATED COVENANTS

      Following is a summary of short-term borrowings and long-term debt:

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2004            2003
                                                                                      --------------   ------------
                                                                                              (IN THOUSANDS)
Senior secured credit facilities:
     Term loan, LIBOR plus 4% due January 2006.....................................   $           --   $    168,725
     $30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005.....               --             --
9.25% Senior notes due February 2008...............................................          470,500        470,500
7.75% Senior notes due May 2013....................................................          425,000        425,000
7.125% Senior notes due March 2011.................................................          248,315             --
10.5% Senior subordinated notes due May 2009.......................................          200,000        200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share.................................................          233,000        233,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share.................................................          146,422        146,422
Other debt.........................................................................           33,658         35,725
                                                                                      --------------   ------------
                                                                                           1,756,895      1,679,372
Less -- Short-term borrowings and current portion of long-term debt                          (22,488)       (28,665)
                                                                                      --------------   ------------
                                                                                      $    1,734,407   $  1,650,707
                                                                                      ==============   ============

      We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the three months ended 2004, interest expense payable in cash was $27.5 million.

      Our senior secured credit facility includes certain affirmative, negative and financial covenants (including minimum EBITDA, as defined by the credit facility and minimum daily liquidity) and events of default, including maximum annual capital expenditures of the greater of (i) $250 million or (ii) 50% of EBITDA (as defined), not to exceed $350 million. The covenants included in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants prior to default. A default under one debt instrument may also trigger cross-defaults under our other debt instruments. As of March 31, 2004 and through the date of this filing, we were in compliance with all financial covenants. An event of default under one or more of our debt instruments, if not cured or waived, could have a material adverse effect on us.

      Our business strategy has been, in part, to enhance our financial flexibility. During 2003 and 2004, we refinanced or repurchased various debt instruments, including our term loan and various senior notes, thereby lowering our effective interest rate and increasing our maturity dates. Our debt covenants permit the repurchase or redemption of any senior notes, senior subordinated notes or convertible notes with the net cash proceeds of equity offerings, and the annual basket for repurchases or redemptions of senior notes from cash can be rolled over (to the extent unused) from year to year up to an aggregate amount of $300 million, of which up to $25 million may alternatively be used to repurchase or redeem senior subordinated notes or convertible notes.

      In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. We sold these notes to qualified institutional investors, used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125% annually and interest payments are due semi-annually. In connection with the satisfaction of the term loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement will entitle the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes.

      Other debt as of March 31, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the substantial majority maturing by 2003. As of March 31, 2004, the foreign debt has interest rates ranging from 1.0% to 4.35%. These debt instruments do not include significant financial covenants.

CAPITAL EXPENDITURES

      We expect significant growth in our business in 2004 based on industry estimates for the semiconductor industry as a whole, and our expectation that the trend towards increased outsourcing of packaging and test services in the semiconductor industry will continue. Our first quarter capital expenditures were $170.8 million and we have budgeted second quarter capital expenditures between $125 million and $150 million. We expect that our full year 2004 capital expenditures will be between $300 million and $500 million.

OFF-BALANCE SHEET ARRANGEMENTS

      We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2004.

CONTINGENCY RELATED TO ACQUISITION OF CITIZEN WATCH CO., LTD.

      In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd ("Citizen"). In connection with this acquisition, we were required to make certain additional payments one year from the closing. Pending the resolution of a controversy relating to patents acquired from Citizen, we are withholding payment of 1.4 billion yen ($13.3 million based on the spot exchange rate at March 31, 2004).

CRITICAL ACCOUNTING POLICIES

      Our preparation of this report on Form 10-Q, and related consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believe reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

- revenue recognition and risk of loss,

- provision for income taxes

- valuation of long-lived assets,

- legal contingencies,

- evaluation of equity investments, and

- valuation of inventory.

      During the three months ended March 31, 2004, there have been no significant changes in our critical accounting policies. Other than a $1.5 million charge related to our mold compound litigation in which we resolved our matter with Koninklijke Philips Electronics N.V. (see Item I - Legal Proceedings for further discussion), there have been no significant changes in the judgments and estimates inherent in these critical accounting policies. We refer you to our December 31, 2003 Annual Report on Form 10-K and for a full discussion of our critical accounting policies.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

      Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, capital expenditure requirements, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

      Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected. You should refer to Risk Factors That May Affect Future Operating Performance in our 2003 Annual Report on Form 10-K and in our Form 8-K filed March 12, 2004 for a more detailed discussion of known material risks facing our company.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

      We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivatives instruments, including forward exchange contracts, has been insignificant throughout 2004 and 2003, and it is expected that our use of derivative instruments will continue to be minimal.

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

      For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at March 31, 2004 and December 31, 2003, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

                                                                    CHART OF FOREIGN CURRENCY RISK
                                                         ----------------------------------------------------
                                                         PHILIPPINE   KOREA     TAIWANESE  JAPANESE  CHINESE
                                                             PESO      WON       DOLLAR      YEN     RENMINBI
                                                         ----------  --------   ---------  --------  --------
                                                                            (IN THOUSANDS)
As of March 31, 2004...................................  $   (4,225) $  4,628   $  (1,088) $ (1,648) $    228
As of December 31, 2003................................  $   (3,269) $  3,954   $  (2,041) $  3,718  $    315

INTEREST RATE RISKS

      Our company has interest rate risk with respect to our long-term debt. As of March 31, 2004, we had a total of $1,756.9 million of debt of which 98.6% was fixed rate debt and 1.4% was variable rate debt. Our variable rate debt principally consists of short-term borrowings and amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of March 31, 2004, but which had been reduced by $1.6 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2003, we had a total of $1,679.4 million of debt of which 88.1% was fixed rate debt and 11.9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2004.

                                                  MARCH 31, 2004
                         ----------------------------------------------------------------
                                           (IN THOUSANDS)                                                                  FAIR
                            2004        2005         2006          2007           2008      THEREAFTER      TOTAL          VALUE
                         ---------   ---------   -----------   ------------   -----------   ----------   -----------   ------------
Long-term debt:
  Fixed rate debt        $   3,952   $   2,404   $   235,601   $    146,623   $   470,500   $  873,317   $ 1,732,397   $  1,789,894
  Average interest rate        4.2%        4.0%          5.7%           5.0%          9.3%         8.2%          7.9%

  Variable rate debt     $  18,535   $   1,568   $     2,091   $        837   $       587   $      880   $    24,498   $     24,498
  Average interest rate        1.4%        2.6%          2.6%           2.6%          2.7%         2.7%          1.7%

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

ITEM 4. CONTROLS AND PROCEDURES

      During the first quarter of 2004, Amkor management, including the principal executive officer and principal financial officer, evaluated Amkor's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that Amkor files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Amkor, including its consolidated subsidiaries, is made known to Amkor's management, including these officers, by other employees of Amkor and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Amkor's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

      Accordingly, as of March 31, 2004, these officers (principal executive officer and principal financial officer) concluded that Amkor's disclosure controls and procedures were effective to accomplish their objectives. Amkor continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There was no change in our internal control over financial reporting that occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Fujitsu Limited v. Cirrus Logic, Inc., et al.

      On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu. The parties engaged in discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Court has granted a stay of the action pending in the Northern District Court of California in favor of the action pending in the Santa Clara Superior Court, where discovery is ongoing and a trial is scheduled to begin on January 31, 2005. On March 29, 2004, we filed a motion to dismiss Fujitsu's amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic's cross-complaint. The hearing on our motions to dismiss is scheduled to take place on May 4, 2004. If necessary, we intend to deny all liability, to file cross-claims against Sumitomo Bakelite, and to seek judgment in our favor in due course.

      Seagate Technology LLC v. Atmel Corporation, et al.

      In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International ("Seagate") and Atmel Corporation and Atmel Sarl ("Atmel") in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel's cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's amended cross-complaint, granting Atmel 30 days to file an amended pleading. Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004; ChipPAC has indicated its intent to file an amended cross-complaint by April 27, 2004. If appropriate, we may seek to dismiss ChipPAC's amended pleading, and otherwise intend to deny all liability to ChipPAC. All parties are currently conducting discovery and no trial date has been set.

      Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

      In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips' cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties completed fact discovery and most expert discovery. Maxtor and Philips reached a settlement of Maxtor's claims against Philips on or about April 28, 2004. Philips and Amkor reached resolution on Philips' claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million within 15 days plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips' claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. The trial of Philips' claims against Sumitomo Bakelite is scheduled to start on August 2, 2004.

      Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We intend to file a motion to dismiss Maxim's amended complaint, to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite. Discovery has not commenced and there is no trial date set.

      Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

      In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004, giving Fairchild thirty days to file a further amended pleading. Fairchild filed a third amended complaint on or about April 15, 2004. We intend to file a motion to dismiss Fairchild's third amended pleading. We otherwise intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

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

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. The appeal was argued on March 9, 2004, and we are awaiting the Court's decision. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

      Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $60.9 million based on the spot exchange rate at March 31, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. A hearing was held on April 28, 2004, and a ruling is expected within 30 days of this date.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
4.1      Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture

4.2      Registration Rights Agreement - 7.125% Senior Notes due March 15, 2011

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

(b) REPORTS ON FORM 8-K

      We filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended March 31, 2004:

      Current Report on Form 8-K dated January 28, 2004 (filed January 28, 2004) related to a press release dated January 28, 2004 announcing our financial results for the quarter ended December 31, 2003.

      Current Report on Form 8-K dated March 8, 2004 (filed March 12, 2004) related to Amkor announcing its intent to sell $250 million principal amount of Senior Notes due 2011.

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

Date:  May 5, 2004