Form 10-Q
period 2004-06-30
AMKOR TECHNOLOGY INC
filed 2004-08-06
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of outstanding shares of the registrant’s Common Stock as of August 2, 2004 was 175,717,875.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$492,536	$377,947	$957,182	$721,078
Cost of revenues	397,761	303,686	750,559	600,248

Gross profit	94,775	74,261	206,623	120,830

Operating expenses:
Selling, general and administrative	54,079	43,206	107,757	84,630
Research and development	9,900	7,185	18,877	14,793
Gain on disposal of fixed assets, net	(206)	(791)	(198)	(722)
Amortization of acquired intangibles	1,837	2,038	3,165	4,068

Total operating expenses	65,610	51,638	129,601	102,769

Operating income	29,165	2,623	77,022	18,061

Other expense (income):
Interest expense, net	36,360	36,481	69,650	72,343
Foreign currency loss (gain)	2,635	737	2,710	(188)
Other expense (income), net	(25,345)	30,737	(23,556)	31,966

Total other expense	13,650	67,955	48,804	104,121

Income (loss) before income taxes, equity investment gains (losses), minority interest and discontinued operations	15,515	(45,332)	28,218	(86,060)
Equity investment gain (loss)	(10)	73	(10)	(3,555)
Minority interest	3	(475)	(355)	(326)

Income (loss) from continuing operations before income taxes	15,508	(45,734)	27,853	(89,941)

Provision for income taxes	5,528	5,013	6,963	836

Income (loss) from continuing operations	9,980	(50,747)	20,890	(90,777)

Discontinued operations (see Note 2):
Income from wafer fabrication services business, net of tax	—	—	—	3,047
Gain on sale of wafer fabrication services business, net of tax	—	—	—	51,519

Income from discontinued operations	—	—	—	54,566

Net income (loss)	$9,980	$(50,747)	$20,890	$(36,211)

Per Share Data:
Basic and diluted income (loss) per common share from continuing operations	$0.06	$(0.31)	$0.12	$(0.55)
Basic and diluted income per common share from discontinued operations	—	—	—	0.33

Basic and diluted net income (loss) per common share	$0.06	$(0.31)	$0.12	$(0.22)

Shares used in computing basic income (loss) per common share	175,304	165,852	174,961	165,504

Shares used in computing diluted income (loss) per common share	175,872	165,852	178,028	165,504

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$294,595	$313,259
Accounts receivable:
Trade, net of allowance of $5,299 in 2004 and $6,514 in 2003	270,769	310,096
Other	5,992	4,413
Inventories	120,061	92,439
Other current assets	37,027	49,606

Total current assets	728,444	769,813

Property, plant and equipment, net	1,329,112	1,007,648

Investments	13,919	51,181

Other assets:
Goodwill	626,017	629,850
Acquired intangibles	43,369	37,730
Other	76,665	67,697

	746,051	735,277

Total assets	$2,817,526	$2,563,919

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$—	$2,690
Short-term borrowings and current portion of long-term debt	143,693	28,665
Trade accounts payable	264,019	230,396
Accrued expenses	164,674	170,145

Total current liabilities	572,386	431,896
Long-term debt	1,733,114	1,650,707
Other noncurrent liabilities	91,168	78,974

Total liabilities	2,396,668	2,161,577

Commitments and contingencies
Minority interest	1,561	1,338

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 175,700 in 2004 and 174,508 in 2003	176	175
Additional paid-in capital	1,322,889	1,317,164
Accumulated deficit	(910,646)	(931,536)
Accumulated other comprehensive income	6,878	15,201

Total stockholders’ equity	419,297	401,004

Total liabilities and stockholders’ equity	$2,817,526	$2,563,919

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
					Receivable	Other		Comprehensive
	Common Stock		Paid-In	Accumulated	From	Comprehensive		Income
	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	Total	(Loss)
Balance at December 31, 2002	165,156	$166	$1,170,227	$(933,734)	$(2,887)	$(2,405)	$231,367
Net loss	—	—	—	(36,211)	—	—	(36,211)	$(36,211)
Unrealized gain on investments, net of tax	—	—	—	—	—	12,956	12,956	12,956
Cumulative translation adjustment	—	—	—	—	—	1,058	1,058	1,058

Comprehensive income								$(22,197)

Issuance of stock through stock compensation plans	1,093	1	4,107	—	—	—	4,108

Balance at June 30, 2003	166,249	$167	$1,174,334	$(969,945)	$(2,887)	$11,609	$213,278

Balance at December 31, 2003	174,508	$175	$1,317,164	$(931,536)	$—	$15,201	$401,004
Net income	—	—	—	20,890	—	—	20,890	$20,890
Change in unrealized gain on investments, net of tax	—	—	—	—	—	(9,439)	(9,439)	(9,439)
Cumulative translation adjustment	—	—	—	—	—	1,116	1,116	1,116

Comprehensive income								$12,567

Issuance of stock through stock compensation plans	1,192	1	5,725	—	—	—	5,726

Balance at June 30, 2004	175,700	$176	$1,322,889	$(910,646)	$—	$6,878	$419,297

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$20,890	$(90,777)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities—
Depreciation and amortization	110,661	112,700
Amortization of deferred debt issuance costs and discounts	4,839	12,896
Provision for excess and obsolete inventory	3,546	2,657
Deferred income taxes	(362)	762
Equity in loss of investees	10	3,555
Other (gains) losses, net	(25,177)	1,386
Loss on debt redemption premium payment	1,687	19,656
Minority interest	355	326
Changes in assets and liabilities excluding effects of acquisition—
Accounts receivable	39,714	(6,907)
Other receivables	(1,617)	2,865
Inventories	(31,185)	(7,880)
Other current assets	(6,036)	888
Other non-current assets	(9,237)	5,787
Accounts payable	34,530	(846)
Accrued expenses	6,130	(9,107)
Other long-term liabilities	11,409	6,147

Net cash provided by operating activities	160,157	54,108

Cash flows from continuing investing activities:
Purchases of property, plant and equipment	(294,657)	(84,581)
Acquisition, net of cash acquired	(33,963)	—
Proceeds from the sale of property, plant and equipment and other	4,995	1,695
Proceeds from the sale of investments	49,409	25,094
Purchase of investments	—	(6,777)
Proceeds from note receivable	18,627	—

Net cash used in investing activities	(255,589)	(64,569)

Cash flows from continuing financing activities:
Net change in bank overdrafts and short-term borrowings	(3,790)	(1,923)
Net proceeds from issuance of long-term debt	247,930	585,013
Payments of long-term debt, including redemption premium payment	(172,721)	(555,736)
Proceeds from issuance of stock through stock compensation plans	5,726	4,108

Net cash provided by financing activities	77,145	31,462

Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations	(488)	481

Cash flows from discontinued operations:
Net cash provided by operating activities	111	11,161
Net cash provided by investing activities	—	2,412
Net cash used in financing activities	—	—

Net cash provided by discontinued operations	111	13,573

Net (decrease) increase in cash and cash equivalents	(18,664)	35,055
Cash and cash equivalents, beginning of period	313,259	311,249

Cash and cash equivalents, end of period	$294,595	$346,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,602	$75,764
Income taxes	$14,451	$4,523

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The consolidated financial statements and related disclosures as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

     Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, capital expenditure requirements, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

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

     Recent Accounting Pronouncements. In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. The statement does not change the measurement or recognition of pension plans and other postretirement benefit plans. For our plans, the new disclosures were effective for interim periods ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material effect on our financial position, results of operations, or cash flows.

     Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” our reported net income (loss) and per share amounts would have been decreased (increased).

     The following table illustrates the effect on net income (loss) and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$9,980	$(50,747)	$20,890	$(36,211)
Deduct: Total stock-based employee compensation determined under fair value based method	7,700	7,066	15,457	14,325

Pro forma net income (loss)	$2,280	$(57,813)	$5,433	$(50,536)

Income (loss) per share:
Basic and diluted:
As reported	$0.06	$(0.31)	$0.12	$(0.22)
Pro forma	$0.01	$(0.35)	$0.03	$(0.31)

In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three and Six Months Ended June 30,
	2004	2003
Expected life (in years)	4	4
Risk-free interest rate	3.6%	2.1%
Volatility	87%	53%
Dividend yield	—	—

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

A summary of the results from discontinued operations for both the three and six months ended June 30, 2003 are as follows:

(In thousands)
Net sales	$34,636
Gross profit	3,451
Operating income	3,455
Gain on sale of wafer fabrication services business	58,600
Interest	—
Other (income) expense	(11)
Tax expense ($7.1 million associated with gain on sale of the business in 2003)	7,500
Net income from discontinued operations	$54,566

3. Acquisitions

     Acquisition of Minority Interest in Amkor Iwate Corporation

     In January 2004, we acquired the remaining 40% ownership interest in Amkor Iwate Corporation (“AIC”) from Toshiba for $12.9 million, bringing our total ownership percentage to 100%. AIC provides packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement, which terminates in January 2006. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of $11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

(In millions)
Reduction of minority interest liability	$11.9
Property, plant and equipment	2.4
Acquired intangible assets	3.3
Adjustment to previously existing goodwill	(4.1)
Deferred tax liability	(0.6)

Cash paid for minority interest acquisition	$12.9

For the three and six months ended June 30, 2003, we recorded AIC minority interest expense of $0.5 million and $1.3 million, respectively, associated with Toshiba’s then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

     Acquisition from International Business Machine Corp and Xin Development Co., Ltd.

     In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. (“IBM”) and Xin Development Co., Ltd. The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 950,000 square foot partially completed facility and associated 50-year land use rights located in China, and other intangible assets. These assets were acquired for the purposes of increasing our assembly and test capacity. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

     The purchase price was valued at approximately $138.1 million, consisting of $117.0 million of short-term notes payable (net of a $4.6 million discount), $20.0 million paid at closing and other acquisition costs of $1.1 million. The short-term notes payable, and interest thereon of $4.6 million, is expected to be paid on November 30, 2004. The preliminary purchase price allocation of $138.1 million was as follows:

(In millions)
Property, plant and equipment	$132.6
Acquired intangible assets	5.5

$138.1

     Acquisition of Unitive Semiconductor Taiwan Corporation

     In July 2004, we completed agreements to acquire Unitive, Inc., based in North Carolina (“Unitive”), and to obtain approximately 60% of Taiwan-based Unitive Semiconductor Taiwan Corporation (“UST”), a joint venture between Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price is comprised of $47.8 million, which includes cash consideration due at closing of $32.3 million and $15.5 million due one year after closing. In addition, we are assuming approximately $23 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions by an aggregate of $57.0 million. The earn-outs will be paid approximately one year after closing, of which $55.0 million may be paid in either cash or stock, at our option. In addition, we retain an option to acquire the remaining interest of approximately 40% of UST for $18.0 million, which expires 18 months after closing. The transactions are expected to close in August 2004, although there can be not assurance of this.

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

•	On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

•	On September 17, 2003, we sold 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option. As a result of these transactions, we owned 14.7 million shares of ASI, or 12% of ASI’s voting stock, at December 31, 2003.

•	During April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share, reducing our ownership to approximately 4%. The pre-tax gain related to this transaction is $21.6 million, net of $0.3 million of transaction costs, and was recorded as other expense (income) during the second quarter of 2004. The carrying value of our remaining 4.6 million ASI share investment at June 30, 2004, including an unrealized loss of $0.5 million, was $13.1 million, or $2.85 per share.

5. Inventories

     Inventories, net of reserves for excess and obsolete inventory of $18.7 million at both June 30, 2004 and December 31, 2003 consist of raw materials and purchased components that are used in the semiconductor packaging process.

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw materials and purchased components	$97,758	$77,775
Work-in-process	22,303	14,664

	$120,061	$92,439

6. Property, Plant and Equipment

     Property, plant and equipment consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Land	$108,282	$103,610
Buildings and improvements	593,577	556,106
Machinery and equipment	1,865,134	1,640,471
Furniture, fixtures and other equipment	155,555	155,719
Construction in progress	130,735	2,355

	2,853,283	2,458,261
Less—Accumulated depreciation and amortization	(1,524,171)	(1,450,613)

	$1,329,112	$1,007,648

Included in Construction in progress at June 30, 2004 is $92.8 million and $20.0 million related to the 950,000 square foot facility and associated land use rights, respectively, acquired in connection with our May 2004 business acquisition (see Note 3).

7. Acquired Intangibles

     Acquired intangibles consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Patents and technology rights	$66,042	$62,899
Supply agreement	5,543	—
Less—Accumulated amortization	(28,216)	(25,169)

	$43,369	$37,730

     Amortization expense was $1.8 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense was $3.1 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively. The estimated annual amortization expense for 2004, 2005, 2006, 2007 and 2008 is $6.6 million, $7.1 million, $7.1 million, $7.1 million and $6.7 million, respectively. The weighted average amortization period for the patents and technology rights is 7 years.

     In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd., which is discussed in Note 3, we entered into a supply agreement with IBM to provide IBM certain assembly and test services. This supply agreement is recorded as an acquired intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is amortized on a straight-line basis.

8. Investments

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 4% at June 30, 2004 and 12% at December 31, 2003) (see Note 4)	$13,081	$50,397
Other marketable securities classified as available for sale	734	677

Total marketable securities	13,815	51,074
Equity investments	104	107

	$13,919	$51,181

9. Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Accrued income taxes	$33,839	$39,779
Accrued interest	32,575	27,238
Accrued payroll	26,728	34,681
Other accrued expenses	71,532	68,447

	$164,674	$170,145

10. Restructuring Reserves

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs.

     Of the total $28.6 million restructuring charges recorded in 2002, $1.7 million and $2.2 million remained outstanding as of June 30, 2004 and December 31, 2003, respectively, and is reflected in accrued expenses and other noncurrent liabilities. The outstanding liability is principally future lease payments of which $0.5 million is expected be paid during the remainder of 2004. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the six months ended June 30, 2004, the restructuring reserve was reduced by $0.5 million for cash expenditures.

11. Debt

     Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million	248,359	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $3.8 million (see Note 3)	117,775	—
Other debt	35,751	35,725

	1,876,807	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(143,693)	(28,665)

	$1,733,114	$1,650,707

     In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes to qualified institutional investors, used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125 % annually and interest payments are due semi-annually. In connection with the satisfaction of the term loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement entitled the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes. We filed a registration statement with the Securities and Exchange Commission for the exchange of the notes, and the exchange was completed in July 2004.

     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. The available funds will be used for general corporate purposes. The maximum annual capital expenditures, minimum EBITDA and minimum daily liquidity financial covenants that were conditions of the previous revolving credit facility have been eliminated under the Facility.

     Other debt as of June 30, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the majority due in 2004. As of June 30, 2004, the foreign debt has interest rates ranging from 1.0% to 8.18%. These debt instruments do not include significant financial covenants.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $0.7 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively, in the accompanying consolidated statements of income. Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $1.4 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively, in the accompanying consolidated statements of income.

12. Pension and Severance Plans

     Our Philippine, Taiwan and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$556	$608	$1,108	$1,209
Interest cost on projected benefit obligation	395	366	786	729
Expected return (loss) on plan assets	529	(1,345)	514	(1,405)
Amortization of transition obligation	15	15	30	30
Actuarial loss	(752)	1,166	(958)	1,048

Total pension expense	$743	$810	$1,480	$1,611

     For the three and six months ended June 30, 2004, nothing was contributed to fund the Philippine pension plan. We presently anticipate contributing $3.2 million in 2004 to fund the Philippine pension plan.

     The components of net periodic pension cost for the Taiwan defined benefit plan are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$218	$178	$436	$355
Interest cost on projected benefit obligation	21	19	42	39
Expected return on plan assets	(21)	(20)	(42)	(40)
Amortization of transition obligation	1	—	2	1
Actuarial gain	2	5	4	10

Total pension expense	$221	$182	$442	$365

     For the six months ended June 30, 2004, $0.4 million was contributed to fund the Taiwan pension plan. We presently anticipate contributing an additional $0.5 million, for an estimated total of $0.9 million in 2004, to fund the Taiwan pension plan.

     The Japanese pension began during three months ended December 31, 2003. The components of net periodic pension cost for 2004 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$371	$—	$749	$—
Interest cost on projected benefit obligation	3	—	7	—
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	9	—	20	—

Total pension expense	$383	$—	$776	$—

     No contributions have been made to the Japanese pension plan and no contributions are expected during 2004.

     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended June 30, 2004 and 2003, the provision recorded for severance benefits was $5.4 million and $4.7 million, respectively. For the six months ended June 30, 2004 and 2003, the provision recorded for severance benefits was $9.7 million and $3.2 million, respectively. The balance recorded in long-term liabilities for accrued severance was $75.1 million and $65.3 million at June 30, 2004 and December 31, 2003, respectively.

13. Earnings Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and six months ended June 30, 2004, we included approximately 0.6 million shares and 3.1 million shares, respectively, of common stock equivalents for outstanding stock options in the computation of diluted earnings per share. As of June 30, 2004, total outstanding stock options were 15.7 million. As of June 30, 2004, potentially dilutive securities related to our convertible notes of 9.2 million were antidilutive and therefore excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2003, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of June 30, 2003, the total number of potentially dilutive securities outstanding was 16.8 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. The warrants expired in May 2004.

14. Commitments and Contingencies

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd (“Citizen”). In connection with this acquisition, we were required to make certain additional payments one year from the closing. Pending the resolution of a controversy relating to patents acquired from Citizen, we are withholding payment of 1.4 billion yen ($12.9 million based on the spot exchange rate at June 30, 2004). During March 2004, Citizen filed for arbitration of the matter. The arbitration is in its preliminary stages.

     We are in the preliminary stages of a tax review regarding potential, additional customs taxes due in a jurisdiction outside of the United States. We do not believe that additional taxes are due and cannot reasonably estimate a related range of exposure. Accordingly, no amounts have been accrued for this tax review.

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

     Associated with our sale of ASI common stock to Dongbu Group (“Dongbu”) during 2002, we and Dongbu agreed to use our best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification. The maximum amount of future payments is generally unlimited. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     As of June 30, 2004, we have outstanding $1.6 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

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

     Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss both new complaints. Our motions are scheduled for a hearing before the Superior Court on August 24, 2004. Fact discovery is nearing completion, with expert discovery to follow through October 8, 2004. Dispositive pretrial motions must be filed by October 15, 2004 and heard by November 30, 2004. A trial in this matter is set to begin on January 31, 2005. We intend to deny all liability, defend ourselves vigorously, file cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us. All parties are currently conducting written and deposition discovery and no trial date has been set. We intend to defend ourselves vigorously.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties have completed fact discovery and most expert discovery. On March 30, 2004, the Court denied our motion for summary judgment against Philips’ claims. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. We, Philips and Sumitomo Bakelite thereafter appeared to reach resolution of Philips’ claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips’ claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. However, the Court subsequently determined that Philips did not knowingly agree to the terms of the settlement that all three parties had affirmed in open court, set aside the settlement and ordered the parties to a further settlement conference that was held on July 9, 2004. This conference did not result in a renewed settlement, and the trial of Philips’ claims against us and Sumitomo Bakelite and our cross-claims against Sumitomo Bakelite has been rescheduled to start on October 18, 2004. On July 16, 2004, we filed a petition for a writ of mandate to the California Court of Appeal, seeking to overturn the Superior Court’s decision not to enforce the parties’ settlement agreement of April 29, 2004. We deny all liability to Philips and intend to defend ourselves vigorously in the event our writ petition is unsuccessful.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim’s amended complaint which the Court granted in full on July 6, 2004. Maxim is expected to file a further amended complaint by August 5, 2004. Upon receipt of Maxim’s further amended complaint, we may file another motion to dismiss and otherwise intend to deny all liability to Maxim, defend ourselves vigorously and file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild’s third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. We intend to file a motion to dismiss the new complaint by August 16, 2004, and otherwise intend to deny all liability, defend ourselves vigorously and file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics. Written discovery is ongoing and no trial date has been scheduled.

     Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ‘133 and ‘278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued on March 9, 2004. On May 27, 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual records. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $60.4 million based on the spot exchange rate at June 30, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris will hear the appeal against that ruling on October 6, 2004.

     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the “Court”) against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. The Court has not yet set a date for final disposition of our petition.

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the

Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action has been stayed pending resolution of the ITC case. The ITC action commenced trial in July 2004 and is ongoing.

     Computer Software Dispute

     During 2001, we filed a complaint against a computer software vendor and other parties in the Pennsylvania Court of Common Pleas for Chester County alleging claims of misrepresentation, negligent misrepresentation, breach of contract, and professional malpractice. The defendants later asserted a counterclaim for breach of contract against us. In June 2004, we reached agreement with the defendants to a full and final settlement of all issues in dispute. As a result of this settlement, we recorded a $3.4 million net gain in other expense (income), net, for the three and six months ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance.” The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2004 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

Company Overview

     Amkor is one of the world’s largest subcontractor of semiconductor packaging and test services. The company has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing; and

•	Diversifying our operational scope by establishing production capabilities in China, Japan, Singapore and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

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

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (“ASI”). On February 28, 2003, we sold our wafer fabrication services business to ASI. We reflect our wafer fabrication services segment as a discontinued operation and have restated our historical results.

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

     Notwithstanding the above, our customers’ aggregate forecasts have weakened considerably in connection with a greater level of uncertainty regarding end-market demand. This trend is materially hindering our visibility into second-half revenue, the mix of that revenue, capacity utilization and the pricing environment. On the basis of current forecasts, we expect third quarter of 2004 revenues to be flat (or zero growth) as compared to the second quarter of 2004. We expect third quarter 2004 gross margin to be approximately 19%. We do not presently expect to achieve positive earnings for the third quarter of 2004.

     Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Supply shortages for critical components may occur in the future and in such an event, component prices could increase, and gross margin could be negatively impacted. In addition, the average price of gold, a raw material we have purchased in significant volume for specific applications, has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.

Results of Continuing Operations

     The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	19.2	19.6	21.6	16.8
Operating income	5.9	6.0	8.0	2.5
Income (loss) before income taxes, equity investment losses, minority interest and discontinued operations	3.2	(12.0)	2.9	(11.9)
Income (loss) from continuing operations	2.0	(13.4)	2.2	(12.6)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Revenues. Packaging and test net revenues increased 30.3% to $492.5 million in the three months ended June 30, 2004 from $377.9 million in the three months ended June 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 54.1%. This increase in volume was driven by a 48.3% increase for advanced packages and a

61.3% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the three months ended June 30, 2004 declined approximately 7% as compared to average selling prices in the three months ended June 30, 2003. This decrease in overall average selling prices was driven by a 5% decrease in average selling prices for advanced packages and a 13% decrease in average selling prices for traditional packages.

     Gross Profit. Gross profit increased $20.5 million, to a gross profit of $94.8 million in the three months ended June 30, 2003 from $74.3 million in the three months ended June 30, 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation.

     Gross margin decreased to 19.2% in the three months ended June 30, 2004 from 19.6% in the three months ended June 30, 2003. Our decrease in margin of 40 basis points is primarily due to our 7% erosion in selling prices, unfavorable margin effects from product mix changes and higher factory labor costs more than offsetting our benefits from increased volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.9 million, or 25.2%, to $54.1 million, or 11.0% of net revenues, in the three months ended June 30, 2004 from $43.2 million, or 11.4% of net revenues, in the three months ended June 30, 2003. During 2004, we experienced a significant increase in our litigation costs as a result of the mold compound litigation matter. Legal fees associated with this mold compound litigation matter were $3.7 million during the three months ended June 30, 2004, as opposed to $0.6 million in the comparable prior year period. In addition, approximately $7.8 million of our increase in selling, general and administrative expenses is the result of increased headcount, compensation costs and general business activity to support our overall business growth, although selling, general and administrative expenses have decreased as a percentage of revenue over the prior year comparable period.

     Research and Development. Research and development expenses increased $2.7 million to $9.9 million, or 2.0% of net revenues, in the three months ended June 30, 2004 from $7.2 million, or 1.9% of net revenues, in the three months ended June 30, 2003. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     Other Expense (Income). Other expense (income), net, decreased $54.3 million, to $13.7 million, or 2.8% of net revenues, in the three months ended June 30, 2004 from $68.0 million, or 18.0% of net revenues, in the three months ended June 30, 2003. The net decrease, or favorable change, was primarily the result of $30.5 million of debt retirement costs incurred during the three months ended June 30, 2003 which did not recur in the current quarter, a $21.6 million gain on the sale of ASI shares and a $3.4 million net legal settlement gain related to our claims against a software vendor during the three months ended June 30, 2004. Partially offsetting the aforementioned was an unfavorable change related to foreign currency of $1.9 million.

     Income Taxes. During the second quarter of 2004, we recorded income tax expense of $5.5 million related to continuing operations, reflecting an effective tax rate of 35.6 % as compared to an income tax expense of $5.0 million tax expense recorded for the three months ended June 30, 2003. Our effective tax rate for the full year 2004 is currently projected to be 35%. Our actual effective tax rate for the three months ended June 30, 2004 is 54.8%. However, this tax rate was offset by a non-recurring $2.8 million tax benefit as a result of a favorable ruling in a foreign jurisdiction. This adjustment resulted in a reported tax rate of 35.6% for the current quarter.

     During 2002, we recorded valuation allowances against the majority of our deferred assets in certain jurisdictions. In 2003 and 2004, we again recorded valuation allowances against deferred assets in certain jurisdictions. We will resume the recognition of deferred tax assets when we return to sustained profitability in certain jurisdictions. As of June 30, 2004, we had U.S. net operating losses totaling $420.0 million expiring between 2021 and 2024. Additionally, as of June 30, 2004, we had $ 42.6 million of non-U.S. net operating losses available for carryforward expiring through 2013.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Revenues. Packaging and test net revenues increased 32.7% to $957.2 million in the six months ended June 30, 2004 from $721.1 million in the six months ended June 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 55.3%. This increase in volume was driven by a 50.6% increase for advanced packages and a 61.2% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the six months ended June 30, 2004 declined approximately 9% as compared to average selling prices in the six months ended June 30, 2003. This decrease in overall average selling prices was driven by an 8% decrease in average selling prices for advanced packages and a 13% decrease in average selling prices for traditional packages.

     Gross Profit. Gross profit increased $85.8 million, to a gross profit of $206.6 million in the six months ended June 30, 2003 from $120.8 million in the six months ended June 30, 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation.

     Gross margin increased to 21.6% in the six months ended June 30, 2004 from 16.8% in the six months ended June 30, 2003. The improvement of 4.8% is principally a result of increased unit volumes, which contributed approximately 15 percentage points to the increase in gross margin. This positive impact on gross margin was partially offset by average selling price erosion across our product lines, which decreased gross margin by approximately 7 percentage points, and by unfavorable product mix changes, which decreased gross margin by approximately 3 percentage points.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.1 million, or 21.5%, to $107.8 million, or 11.3% of net revenues, in the six months ended June 30, 2004 from $84.6 million, or 11.7% of net revenues, in the six months ended June 30, 2003. During 2004, we experienced a significant increase in our litigation costs as a result of the mold compound litigation matter. Legal expenses associated with this mold compound litigation matter were $10.0 million (including a $1.5 million contingency charge recorded during the three months ended March 31, 2004) for the six months ended June 30, 2004, as opposed to $0.8 million in the comparable prior year period. In addition, approximately $14.0 million of our increase in selling, general and administrative expenses is the result of increased headcount, compensation costs and general business activity to support our overall business growth, although selling, general and administrative expenses have decreased as a percentage of revenue over the prior year comparable period.

     Research and Development. Research and development expenses increased $4.1 million to $18.9 million, or 2.0% of net revenues, in the six months ended June 30, 2004 from $14.8 million, or 2.1% of net revenues, in the six months ended June 30, 2003. Our increase in our research and development expenses were primarily related to overall increased spending and the establishment of a research and development center, during the three months ended March 31, 2004, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies. Our research and development efforts support our customers’ needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     Other Expense (Income). Other expenses (income), net, decreased $55.3 million, to $48.8 million, or 5.1% of net revenues, in the six months ended June 30, 2004 from $104.1 million, or 14.4% of net revenues, in the six months ended June 30, 2003. The net decrease, or favorable change, was primarily the result of $30.5 million of debt retirement costs incurred during the six months ended June 30, 2003 as compared to $2.9 million of debt retirement costs for the six months ended June 30, 2004; a decrease of $27.6 million. The remaining decrease is primarily due to a $21.6 million gain on sale of ASI shares and a $3.9 million legal settlement gain related to our claims against a software vendor, both incurred during the six months ended June 30, 2004, a decrease in interest expense of $2.7 million related to our debt refinancing and debt repurchase activity during 2003 and 2004, and a $2.2 million unrealized loss related to our then existing ASI call options incurred in the first quarter of 2003. These items were partially offset by an unfavorable change related to foreign currency of $2.9 million.

     Equity Investment Gain (Loss). For the six months ended June 30, 2004, we had less than $0.1 million of loss related to our equity affiliates. For the prior year comparable period, our earnings included our share of losses in our equity affiliates of $3.6 million, which principally related to our equity investment in ASI through March 24, 2003. On March 24, 2003, we divested 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

     Income Taxes. During the six months ended June 30, 2004, we recorded income tax expense of $7.0 million related to continuing operations, reflecting an effective tax rate of 25.0%, as compared to an income tax expense of $0.8 million tax recorded during the six months ended June 30, 2003. Our effective tax rate for the full year 2004 is currently projected to be 35%. Our actual effective tax rate for the six months ended June 30, 2004 is 35.2%. However, this tax rate was offset by a non-recurring $2.8 million tax benefit as a result of a favorable ruling in a foreign jurisdiction. This adjustment resulted in a reported tax rate of 25.0% for the current quarter. For the six months ended June 30, 2003, tax expense reflected foreign tax expense of $8.4 million, net of $7.5 million current tax benefit related to the loss from continuing operations. The $7.5 million tax benefit was offset by $7.5 million of current tax expense from continuing operations.

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

Liquidity and Capital Resources

     Our ongoing primary cash needs are for debt service (principally interest), equipment purchases and working capital. Our cash and cash equivalents balance as of June 30, 2004 was $294.6 million, and we had $28.4 million available under our $30.0 million senior secured credit facility. The amount available under our senior secured credit facility at June 30, 2004 was reduced by $1.6 million related to outstanding letters of credit. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service and working capital requirements for at least the next twelve months. Although it is not our current intention to do so, in the event we decide to consummate additional business combinations, we may require additional cash and we cannot assure that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us.

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the six months ended June 30, 2004 and 2003 were as follows:

	For the Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Net cash provided by continuing operating activities	$160,157	$54,108
Net cash used in continuing investing activities	(255,589)	(64,569)
Net cash provided by continuing financing activities	77,145	31,462
Net cash provided by (used in) discontinued operations	111	13,573

     Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the six months ended June 30, 2004 increased $106.1 million to $160.2 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital.

     The primary contributors to cash flow from continuing operations for the six months ended June 30, 2004 were $116.5 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a $34.5 million increase in trade payables associated with the increase in business activity and a decrease in accounts receivable of $39.7 million. These sources were primarily offset by a $31.2 million increase in inventory levels. We believe that our inventory increase is primarily due to an inventory build in the microelectronics supply chain, stemming from weaker than anticipated end market demand. Generally, we purchase raw materials in support of customer forecasts subject to contractual take-or-pay agreements.

     Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the six months ended June 30, 2004 increased by $191.0 million over the comparable prior year period, to $255.6 million, primarily due to a $210.1 million increase in capital expenditures from $84.6 million in the six months ended June 30, 2003 to $294.7 million in the six months ended June 30, 2004. In addition to cash used for capital expenditures, we paid $34.0 million in cash during the six months ended June 30, 2004 related to business acquisitions (see below). These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu during the six months ended June 30, 2004 and an increase of proceeds from our net sales of investments and sales of fixed assets of $34.4 million.

     The following business acquisitions, which are more fully discussed below under Capital Expenditures and Acquisitions, occurred during the six months ended June 30, 2003:

•	In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. We now own 100% of Amkor Iwate.

•	In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. and Xin Development Co., Ltd. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount).

     During 2003 and 2004, we completed the following transactions to continue the liquidation of our investment in ASI:

•	On March 24, 2003, we irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million. We also entered into a nondeliverable call option for $6.8 million. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds.

•	On September 17, 2003, we sold an additional 5 million shares of ASI common stock for approximately $18.5 million. We also entered into a nondeliverable call option for $6.5 million. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds.

•	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, reducing our ownership in ASI to approximately 4%, or 4.6 million shares.

     Cash flows from continuing financing activities: Our net cash inflows from continuing financing activities for the six months ended June 30, 2004 were $77.1 million, an increase of $45.6 million, as compared to $31.5 million of inflows for the six months ended June 30, 2003. In March 2004, we sold $250.0 million of senior notes due 2011. The net proceeds to us were $245.2 million, net of related discounts and debt acquisition costs, and these proceeds were used to repay the balance outstanding under our senior secured term loan of $168.7 million. Overall, our debt borrowing activity, net of debt payments, increased $44.1 million during the six months ended June 30, 2004 from the prior year period, accounting for the majority of our increase in cash inflows from continuing financing activities for the six months ended June 30, 2004.

Debt Instruments and Related Covenants

     Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million	248,359	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $3.8 million	117,775	—
Other debt	35,751	35,725

	1,876,807	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(143,693)	(28,665)

	$1,733,114	$1,650,707

     We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the six months ended 2004, interest expense payable in cash was $68.2 million.

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

     In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes to qualified institutional investors, used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125 % annually and interest payments are due semi-annually. In connection with the satisfaction of the term loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement entitled the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes. We filed a registration statement with the Securities and Exchange Commission for the exchange of the notes, and the exchange was completed in July 2004.

     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. The available funds will be used for general corporate purposes. The maximum annual capital expenditures, minimum EBITDA and minimum daily liquidity financial covenants that were conditions of the previous revolving credit facility have been eliminated under this new Facility.

     Other debt as of June 30, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the majority maturing in 2004. As of June 30, 2004, the foreign debt has interest rates ranging from 1.0% to 8.18%. These debt instruments do not include significant financial covenants.

Capital Expenditures and Acquisitions

     Our first and second quarter 2004 capital expenditures were $170.8 million and $123.8 million, respectively, and we have budgeted capital expenditures of $80 million for the second half of 2004.

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. We now own 100% of Amkor Iwate. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen (or approximately $2.0 million, which was included as a special charge during the three months ended December 31, 2003) to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. Amkor Iwate provides packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement that provided for services to be performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba’s Iwate factory terminates January 2006.

     In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. and Waigaoqiao Free Trade Zone Xin Development Co., Ltd. The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 950,000 square foot partially completed facility and associated 50-year land use rights located in China, and other intangible assets. These assets were acquired for the purposes of increasing our assembly and test capacity. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount). The short-term notes payable, and interest thereon of $4.6 million, is expected to be paid on November 30, 2004.

     Subsequent to the second quarter of 2004, we completed agreements to acquire Unitive, Inc., based in North Carolina (“Unitive”), and to obtain a majority interest of approximately 60% in Taiwan-based Unitive Semiconductor Taiwan Corporation (“UST”), a joint venture between Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price is comprised of $47.8 million, which includes cash consideration due at closing of $32.3 million and $15.5 million due one year after closing. In addition, we are assuming approximately $23 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions by an aggregate of $57.0 million. The earn-outs will be paid approximately one year after closing, of which $55.0 million is payable in either cash or stock, at our option. In addition, we retain an option to acquire the remaining interest of approximately 40% of UST for $18.0 million. The transactions are expected to close in August 2004, although there can be no assurance of this.

Off-Balance Sheet Arrangements

     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of June 30, 2004.

Contingency Related to Acquisition of Citizen Watch Co., Ltd.

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd (“Citizen”). In connection with this acquisition, we were required to make certain additional payments one year from the closing. Pending the resolution of a controversy relating to patents acquired from Citizen, we are withholding payment of 1.4 billion yen ($12.9 million based on the spot exchange rate at June 30, 2004). During March 2004, Citizen filed for arbitration of the matter. The arbitration is in its preliminary stages.

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

•	revenue recognition and risk of loss,

•	provision for income taxes

•	valuation of long-lived assets,

•	legal contingencies,

•	valuation of inventory.

     During the six months ended June 30, 2004, there have been no significant changes in our critical accounting policies. Other than a $1.5 million charge related to our mold compound litigation with Koninklijke Philips Electronics N.V. (see Item I – Legal Proceedings for further discussion), there have been no significant changes in the judgments and estimates inherent in these critical accounting policies. We refer you to our December 31, 2003 Annual Report on Form 10-K and for a full discussion of our critical accounting policies.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, the level of demand for our products and services by our customers and end-market customers, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, our investment in ASI, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, capital expenditure requirements, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

     Beginning in the second half of 2003, visibility and customer demand improved. As discussed previously under Our Expectations Regarding Future Business Conditions, our visibility into the second half of 2004 diminished. If industry conditions deteriorate, we could sustain significant losses in the future, which could materially impact our business, including our liquidity.

     Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected. In addition to the current update above regarding our visibility into the second half of 2003, you should refer to Risk Factors That May Affect Future Operating Performance in our 2003 Annual Report on Form 10-K and in our Form 8-K filed March 12, 2004 for a more detailed discussion of known material risks facing our company.

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

     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at June 30, 2004 and December 31, 2003, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
		(In thousands)
As of June 30, 2004	$(4,208)	$2,807	$1,746	$499	$(318)
As of December 31, 2003	$(3,269)	$3,954	$(2,041)	$3,718	$315

  Interest Rate Risks

     Our company has interest rate risk with respect to our debt. As of June 30, 2004, we had a total of $1,876.8 million of debt of which 98.5% was fixed rate debt and 1.5% was variable rate debt. Our variable rate debt principally consists of short-term borrowings and amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of June 30, 2004, but which had been reduced by $1.6 million related to outstanding letters of credit at June 30, 2004. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2003, we had a total of $1,679.4 million of debt of which 88.1% was fixed rate debt and 11.9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2004.

	June 30,
	(In thousands)							Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$121,524	$1,593	$235,662	$146,649	$470,500	$873,359	$1,849,287	$1,801,638
Average interest rate	7.9%	3.6%	5.7%	5.0%	9.3%	8.2%	7.9%
Variable rate debt	$22,168	$1,028	$2,056	$824	$577	$866	$27,519	$27,519
Average interest rate	1.2%	2.6%	2.6%	2.6%	2.6%	2.7%	1.5%

  Equity Price Risks

     Our outstanding 5.75% convertible subordinated notes due 2006 and 5.0% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. During the fourth quarter of 2003, we repurchased $112.3 million of our 5.0% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4. Controls and Procedures

     During the second quarter of 2004, Amkor management, including the principal executive officer and principal financial officer, evaluated Amkor’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that Amkor files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Amkor, including its consolidated subsidiaries, is made known to Amkor’s management, including these officers, by other employees of Amkor and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Amkor’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Accordingly, as of June 30, 2004, these officers (principal executive officer and principal financial officer) concluded that Amkor’s disclosure controls and procedures were effective to accomplish their objectives. Amkor continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There was no change in our internal control over financial reporting that occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss both new complaints. Our motions are scheduled for a hearing before the Superior Court on August 24, 2004. Fact discovery is nearing completion, with expert discovery to follow through October 8, 2004. Dispositive pretrial motions must be filed by October 15, 2004 and heard by November 30, 2004. A trial in this matter is set to begin on January 31, 2005. We intend to deny all liability, defend ourselves vigorously, file cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us. All parties are currently conducting written and deposition discovery and no trial date has been set. We intend to defend ourselves vigorously.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties have completed fact discovery and most expert discovery. On March 30, 2004, the Court denied our motion for summary judgment against Philips’ claims. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. We, Philips and Sumitomo Bakelite thereafter appeared to reach resolution of Philips’ claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips’ claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. However, the Court subsequently determined that Philips did not knowingly agree to the terms of the settlement that all three parties had affirmed in open court, set aside the settlement and ordered the parties to a further settlement conference that was held on July 9, 2004. This conference did not result in a renewed settlement, and the trial of Philips’ claims against us and Sumitomo Bakelite and our cross-claims against Sumitomo Bakelite has been rescheduled to start on October 18, 2004. It is estimated that the trial will last 20 court days. On July 16, 2004, we filed a petition for a writ of mandate to the California Court of Appeal, seeking to overturn the Superior Court’s decision not to enforce the parties’ settlement agreement of April 29, 2004. We deny all liability to Philips and intend to defend ourselves vigorously in the event our writ petition is unsuccessful.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim’s amended complaint which the Court granted in full on July 6, 2004. Maxim is expected to file a further amended complaint by August 5, 2004. Upon receipt of Maxim’s further amended complaint, we may file another motion to dismiss and otherwise intend to deny all liability to Maxim, defend ourselves vigorously and file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild’s third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. We intend to file a motion to dismiss the new complaint by August 16, 2004, and otherwise intend to deny all liability, defend ourselves vigorously and file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics. Written discovery is ongoing and no trial date has been scheduled.

     Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ‘133 and ‘278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued on March 9, 2004. On May 27, 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual records. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $60.4 million based on the spot exchange rate at June 30, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris will hear the appeal against that ruling on October 6, 2004.

     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the “Court”) against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. The Court has not yet set a date for final disposition of our petition.

Item 2. Changes in securities and use of proceeds

     None.

Item 3. Defaults upon senior securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.

2.2	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.

2.3	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.

10.1	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (1)

10.2	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (1)

10.3	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Exhibit
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s report on Form 8-K filed July 9, 2004.

(b)	Reports on Form 8-K

     We filed or furnished the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended June 30, 2004:

     Current Report on Form 8-K dated April 27, 2004 (filed April 27, 2004) related to a press release dated April 27, 2004 announcing our financial results for the quarter ended March 31, 2004.

     Current Report on Form 8-K/A filed on May 5, 2004 amending the Current Report on Form 8-K dated and filed on April 27, 2004.

     Current Report on Form 8-K dated May 17, 2004 (filed May 19, 2004) related to a press release dated May 17, 2004 announcing our strategic long-term agreement with International Business Machines Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By: /s/ KENNETH T. JOYCE
Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and
Duly Authorized Officer)

Date: August 6, 2004