Form 10-Q
period 2004-09-30
AMKOR TECHNOLOGY INC
filed 2004-11-09
CIK 1047127

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of outstanding shares of the registrant's Common Stock as of
                        November 1, 2004 was 175,717,875.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AMKOR TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                         2004            2003            2004            2003
                                                      -----------     -----------     -----------     -----------
Net revenues .....................................    $   490,843     $   423,784     $ 1,448,025     $ 1,144,862
Cost of revenues .................................        403,076         322,369       1,153,635         922,617
                                                      -----------     -----------     -----------     -----------
Gross profit .....................................         87,767         101,415         294,390         222,245
                                                      -----------     -----------     -----------     -----------
Operating expenses:
      Selling, general and administrative ........         53,236          43,977         160,993         128,607
      Research and development ...................          8,664           7,882          27,541          22,675
      Gain on disposal of fixed assets, net ......           (292)           (148)           (490)           (870)
      Amortization of acquired intangibles .......          1,867           2,035           5,032           6,103
                                                      -----------     -----------     -----------     -----------
            Total operating expenses .............         63,475          53,746         193,076         156,515
                                                      -----------     -----------     -----------     -----------
Operating income .................................         24,292          47,669         101,314          65,730
                                                      -----------     -----------     -----------     -----------
Other expense (income):
      Interest expense, net ......................         38,075          35,151         107,725         107,494
      Foreign currency loss (gain) ...............          1,503            (895)          4,213          (1,083)
      Other expense (income), net ................           (534)          2,742         (24,090)         34,708
                                                      -----------     -----------     -----------     -----------
            Total other expense ..................         39,044          36,998          87,848         141,119
                                                      -----------     -----------     -----------     -----------
Income (loss) before income taxes, equity
      investment gains (losses), minority interest
      and discontinued operations ................        (14,752)         10,671          13,466         (75,389)
Equity investment gain (loss) ....................             12              --               2          (3,555)
Minority interest ................................         (1,266)         (1,809)         (1,621)         (2,135)
                                                      -----------     -----------     -----------     -----------
Income (loss) from continuing operations before
      income taxes ...............................        (16,006)          8,862          11,847         (81,079)
                                                      -----------     -----------     -----------     -----------
Provision (benefit) for income taxes .............          6,328          (6,908)         13,291          (6,072)
                                                      -----------     -----------     -----------     -----------
Income (loss) from continuing operations .........        (22,334)         15,770          (1,444)        (75,007)
                                                      -----------     -----------     -----------     -----------
Discontinued operations (see Note 2):
Income from wafer fabrication services
      business, net of tax .......................             --              --              --           3,047
Gain on sale of wafer fabrication services
      business, net of tax .......................             --              --              --          51,519
                                                      -----------     -----------     -----------     -----------
Income from discontinued operations ..............             --              --              --          54,566
                                                      -----------     -----------     -----------     -----------
Net income (loss) ................................    $   (22,334)    $    15,770     $    (1,444)    $   (20,441)
                                                      ===========     ===========     ===========     ===========

Per Share Data:
Basic and diluted income (loss) per common share
      from continuing operations ...............      $     (0.13)    $      0.09     $     (0.01)    $     (0.45)
Basic and diluted income per common share from
      discontinued operations ..................               --              --              --            0.33
                                                      -----------     -----------     -----------     -----------
Basic and diluted net income (loss) per common
      share ....................................      $     (0.13)    $      0.09     $     (0.01)    $     (0.12)
                                                      ===========     ===========     ===========     ===========

Shares used in computing basic income (loss)
      per common share .........................          175,717         166,628         175,216         165,883
                                                      ===========     ===========     ===========     ===========
Shares used in computing diluted income (loss)
      per common share .........................          175,717         171,440         175,216         165,883
                                                      ===========     ===========     ===========     ===========

         The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                    2004                2003
                                                                                 ------------        -----------
                                    ASSETS
Current assets:
      Cash and cash equivalents ............................................     $   231,311         $   313,259
      Accounts receivable:
            Trade, net of allowance of $5,010 in 2004 and $6,514 in 2003....         272,325             310,096
            Other ..........................................................           4,785               4,413
      Inventories ..........................................................         119,969              92,439
      Other current assets .................................................          32,147              49,606
                                                                                 -----------         -----------
                  Total current assets .....................................         660,537             769,813
                                                                                 -----------         -----------
Property, plant and equipment, net .........................................       1,387,742           1,007,648
                                                                                 -----------         -----------
Investments ................................................................          11,626              51,181
                                                                                 -----------         -----------
Other assets:
      Goodwill .............................................................         654,226             629,850
      Acquired intangibles .................................................          46,309              37,730
      Other ................................................................          73,448              67,697
                                                                                 -----------         -----------
.............................................................................         773,983             735,277
                                                                                 -----------         -----------
                  Total assets .............................................     $ 2,833,888         $ 2,563,919
                                                                                 ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft .......................................................     $     6,805         $     2,690
      Short-term borrowings and current portion of long-term debt ..........         171,174              28,665
      Trade accounts payable ...............................................         235,888             230,396
      Accrued expenses .....................................................         175,908             170,145
                                                                                 -----------         -----------
                  Total current liabilities ................................         589,775             431,896
Long-term debt .............................................................       1,744,545           1,650,707
Other noncurrent liabilities ...............................................          97,273              78,974
                                                                                 -----------         -----------
                  Total liabilities ........................................       2,431,593           2,161,577
                                                                                 -----------         -----------
Commitments and contingencies

Minority interest ..........................................................           7,304               1,338
                                                                                 -----------         -----------

Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000 shares authorized
            designated Series A, none issued ............................                 --                  --
      Common stock, $0.001 par value, 500,000 shares authorized
            issued and outstanding of 175,718 in 2004 and 174,508 in 2003...             176                 175
      Additional paid-in capital ...........................................       1,323,557           1,317,164
      Accumulated deficit ..................................................        (932,980)           (931,536)
      Accumulated other comprehensive income ...............................           4,238              15,201
                                                                                 -----------         -----------
                  Total stockholders' equity ...............................         394,991             401,004
                                                                                 -----------         -----------
                  Total liabilities and stockholders' equity ...............     $ 2,833,888         $ 2,563,919
                                                                                 ===========         ===========

         The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   COMMON STOCK        PAID-IN       ACCUMULATED
                                                SHARES     AMOUNT      CAPITAL        DEFICIT
                                                -------    ------     ----------     -----------
Balance at December 31, 2002 ...............    165,156    $  166     $1,170,227     $ (933,734)
   Net loss ................................         --        --             --        (20,441)
Unrealized gain on investments,
      net of tax ...........................         --        --             --             --
   Cumulative translation adjustment .......         --        --             --             --

   Comprehensive loss ......................

   Issuance of stock through stock
      compensation plans ...................      1,611         1          9,677             --
   Payment received from stockholder .......         --        --             --             --
                                                -------    ------     ----------     ----------
Balance at September 30, 2003 ..............    166,767    $  167     $1,179,904     $ (954,175)
                                                =======    ======     ==========     ==========

Balance at December 31, 2003 ...............    174,508    $  175     $1,317,164     $ (931,536)
   Net loss ................................         --        --             --         (1,444)
   Change in unrealized gain on investments,
      net of tax ...........................         --        --             --             --
   Cumulative translation adjustment .......         --        --             --             --

   Comprehensive loss ......................

   Issuance of stock through stock
      compensation plans ...................      1,210         1          6,393             --
                                                -------    ------     ----------     ----------
Balance at September 30, 2004 ..............    175,718    $  176     $1,323,557     $ (932,980)
                                                =======    ======     ==========     ==========

                                                                  ACCUMULATED
                                                   RECEIVABLE        OTHER
                                                      FROM       COMPREHENSIVE                COMPREHENSIVE
                                                  STOCKHOLDERS   INCOME (LOSS)     TOTAL           LOSS
                                                  ------------   -------------   ----------   -------------
Balance at December 31, 2002 ...............        $(2,887)     $  (2,405)      $  231,367
   Net loss ................................             --             --          (20,441)    $  (20,441)
Unrealized gain on investments,
      net of tax ...........................             --          5,225            5,225          5,225
   Cumulative translation adjustment .......             --          6,326            6,326          6,326
                                                                                                ----------
   Comprehensive loss ......................                                                    $   (8,890)
                                                                                                ==========
   Issuance of stock through stock
      compensation plans ...................             --             --            9,678
   Payment received from stockholder .......          2,887             --            2,887
                                                    -------      ---------       ----------
Balance at September 30, 2003 ..............        $    --      $   9,146       $  235,042
                                                    =======      =========       ==========

Balance at December 31, 2003 ...............        $    --      $  15,201       $  401,004
   Net loss ................................             --             --           (1,444)    $   (1,444)
   Change in unrealized gain on investments,
      net of tax ...........................             --        (11,741)         (11,741)       (11,741)
   Cumulative translation adjustment .......             --            778              778            778
                                                                                                ----------
   Comprehensive loss ......................                                                    $  (12,407)
                                                                                                ==========
   Issuance of stock through stock
      compensation plans ...................             --             --            6,394
                                                    -------      ---------       ----------
Balance at September 30, 2004 ..............        $    --      $   4,238       $  394,991
                                                    =======      =========       ==========

         The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                        ---------------------------
                                                                                                          2004              2003
                                                                                                        ---------         ---------
Cash flows from continuing operating activities:
   Income (loss) from continuing operations .........................................................   $  (1,444)        $ (75,007)
      Adjustments to reconcile income (loss) from continuing operations to net cash provided by  operating activities --
      Depreciation and amortization .................................................................     169,164           165,360
      Amortization of deferred debt issuance costs and discounts ....................................       8,759            15,658
      Provision for accounts receivable .............................................................         284                --
      Provision for excess and obsolete inventory ...................................................      10,692             2,904
      Deferred income taxes .........................................................................      (3,769)            9,621
      Equity in loss of investees ...................................................................          (2)            3,555
      Other (gains) losses, net .....................................................................     (25,470)            2,358
      Loss on debt redemption premium payment .......................................................       1,687            21,304
      Minority interest .............................................................................       1,621             2,135
   Changes in assets and liabilities excluding effects of acquisition --
      Accounts receivable ...........................................................................      39,707           (41,842)
      Other receivables .............................................................................        (367)            1,869
      Inventories ...................................................................................     (37,270)          (18,369)
      Other current assets ..........................................................................       1,204               413
      Other non-current assets ......................................................................      (5,231)            4,275
      Accounts payable ..............................................................................       1,653             9,117
      Accrued expenses ..............................................................................      15,128           (16,841)
      Other long-term liabilities ...................................................................      17,599            13,499
                                                                                                        ---------         ---------
         Net cash provided by operating activities ..................................................     193,945           100,009
                                                                                                        ---------         ---------
Cash flows from continuing investing activities:
   Purchases of property, plant and equipment .......................................................    (368,078)         (148,230)
   Acquisition, net of cash acquired ................................................................     (63,538)               --
   Proceeds from the sale of property, plant and equipment and other ................................       7,023             2,802
   Proceeds from the sale of investments ............................................................      49,409            44,746
   Purchase of investments ..........................................................................          --           (13,765)
   Proceeds from note receivable ....................................................................      18,627            18,253
   Other ............................................................................................          --               829
                                                                                                        ---------         ---------
         Net cash used in investing activities ......................................................    (356,557)          (95,365)
                                                                                                        ---------         ---------
Cash flows from continuing financing activities:
   Net change in bank overdrafts and short-term borrowings ..........................................       5,108             4,026
   Net proceeds from issuance of long-term debt .....................................................     248,116           576,970
   Payments of long-term debt, including redemption premium payment .................................    (178,103)         (585,106)
   Proceeds from issuance of stock through stock compensation plans .................................       6,394             9,678
   Payment received from stockholder ................................................................          --             2,887
                                                                                                        ---------         ---------
         Net cash provided by financing activities ..................................................      81,515             8,455
                                                                                                        ---------         ---------
Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations...        (962)            2,522
                                                                                                        ---------         ---------
Cash flows from discontinued operations:
   Net cash provided by operating activities ........................................................         111            11,221
   Net cash provided by investing activities ........................................................          --             2,412
                                                                                                        ---------         ---------
         Net cash provided by discontinued operations ...............................................         111            13,633
                                                                                                        ---------         ---------

Net (decrease) increase in cash and cash equivalents ................................................     (81,948)           29,254
Cash and cash equivalents, beginning of period ......................................................     313,259           311,249
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period ............................................................   $ 231,311         $ 340,503
                                                                                                        =========         =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ......................................................................................   $  96,210         $ 107,869
      Income taxes ..................................................................................   $  22,114         $   7,553

         The accompanying notes are an integral part of these statements.

                             AMKOR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL STATEMENTS

      Basis of Presentation. The consolidated financial statements and related disclosures as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. We operate within one reportable segment, packaging and test services. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current presentation.

      Risks and Uncertainties. Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuation in operating results, the decline in average selling prices, our high leverage and the restrictive covenants in our debt instruments, our investment in Anam Semiconductor, Inc., the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, capital expenditure requirements, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, continued control by existing stockholders and stock price volatility.

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

      Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," our reported net income and per share amounts would have been decreased and our reported net loss and per share amounts would have been increased.

      During August 2004, the compensation committee of our board of directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. The following table illustrates the effect on net income (loss) and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period. This table includes a pro forma charge of approximately $43 million for the three and nine months ended September 30, 2004 related to the above August 2004 accelerated vesting event.

                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                               --------------------------       -------------------------
                                                   2004             2003           2004             2003
                                               ----------        --------       --------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   Net income (loss), as reported ............   $(22,334)       $ 15,770       $ (1,444)        $(20,441)
   Deduct: Total stock-based employee
      compensation determined under fair value
      based method ...........................     47,280           7,934         62,737           22,259
                                                 --------        --------       --------         --------
Pro forma net income (loss) ..................   $(69,614)       $  7,836       $(64,181)        $(42,700)
                                                 ========        ========       ========         ========

Income (loss) per share:
   Basic and diluted:
      As reported ............................   $  (0.13)       $   0.09       $  (0.01)        $  (0.12)
      Pro forma ..............................   $  (0.40)       $   0.05       $  (0.37)        $  (0.26)

In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

                                FOR THE THREE AND NINE
                                    MONTHS  ENDED
                                    SEPTEMBER 30,
                                ----------------------
                                2004              2003
                                ----              ----
Expected life (in years)....      4                 4
Risk-free interest rate.....    3.2%              2.5%
Volatility .................     97%               44%
Dividend yield ............      --                --

2     DISCONTINUED OPERATIONS

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

A summary of the results from discontinued operations for both the three and nine months ended September 30, 2003 are as follows:

                                                                                       (IN THOUSANDS)
Net sales ........................................................................       $ 34,636
Gross profit .....................................................................          3,451
Operating income .................................................................          3,455
Gain on sale of wafer fabrication services business ..............................         58,600
Interest .........................................................................             --
Other (income) expense ...........................................................            (11)
Tax expense ($7.1 million associated with gain on sale of the business in 2003)...          7,500
Net income from discontinued operations ..........................................       $ 54,566

3.    ACQUISITIONS

      ACQUISITION OF MINORITY INTEREST IN AMKOR IWATE CORPORATION

      In January 2004, we acquired the remaining 40% ownership interest in Amkor Iwate Corporation ("AIC") from Toshiba for $12.9 million, bringing our total ownership percentage to 100%. AIC provides packaging and test services principally to Toshiba's Iwate factory under a long-term supply agreement, which terminates in January 2006. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of $11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

                                                (IN MILLIONS)
                                                ------------
Reduction of minority interest liability .....      $11.9
Property, plant and equipment ................        2.4
Acquired intangible assets ...................        3.3
Adjustment to previously existing goodwill....       (4.1)
Deferred tax liability .......................       (0.6)
                                                    -----
Cash paid for minority interest acquisition...      $12.9
                                                    =====

For the three and nine months ended September 30, 2003, we recorded AIC minority interest expense of $1.8 million and $3.1 million, respectively, associated with Toshiba's then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

      ACQUISITION FROM INTERNATIONAL BUSINESS MACHINE CORP. AND XIN DEVELOPMENT CO., LTD.

      In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. ("IBM") and Xin Development Co., Ltd. The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 950,000 square foot building and associated 50-year land use rights located in China, and other intangible assets. These assets were acquired for the purposes of increasing our assembly and test capacity. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

      The purchase price was valued at approximately $138.1 million, consisting of $117.0 million of short-term notes payable (net of a $4.6 million discount), $20.0 million paid at closing and other acquisition costs of $1.1 million. The short-term notes payable, and interest thereon of $4.6 million, is expected to be paid during the fourth quarter of 2004. The purchase price allocation of $138.1 million was as follows:

                                                      (IN MILLIONS)
                                                      ------------
Property, plant and equipment....................        $ 132.6
Acquired intangible assets.......................            5.5
                                                         -------
                                                         $ 138.1
                                                         =======

      ACQUISITIONS OF UNITIVE, INC. AND UNITIVE SEMICONDUCTOR TAIWAN CORPORATION

      In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc., based in North Carolina ("Unitive"), and approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation ("UST"), a Taiwan-based venture owned by Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The acquisition of Unitive and UST provide us with leading-edge technology, a strong applications development team and high volume production capacity for 300mm wafers, which contributed to the purchase price resulting in the recognition of acquired intangible assets and goodwill.

      The total purchase price was comprised of $47.9 million, which included cash consideration due at closing of $31.6 million, $0.9 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing. In addition, we assumed $24.9 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions. Related to Unitive, the maximum earn-out is $55.0 million. Related to UST, we currently estimate the value of the earn-out to be approximately $0 to $2 million. The earn-outs will be paid approximately one year after closing; the Unitive earn-out may be paid in either cash or stock, at our option. We also retain an option to acquire the remaining interest of approximately 40% of UST for a maximum of $18.0 million, which expires 18 months after closing. However, if UST meets certain production-related goals prior to the expiration of the 18 month call option period, at the option of the minority interest holders we would be required to purchase the remaining interest of approximately 40% of UST for a maximum of $18.0 million. The results of Unitive and UST operations are included in our consolidated statement of income beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively.

      The preliminary purchase price allocation of $47.9 million was as follows:

                                                           (IN MILLIONS)
                                                           ------------
Current assets.......................................        $   9.9
Property, plant and equipment .......................           45.0
Acquired intangible assets...........................            5.2
Goodwill ............................................           28.7
Other assets.........................................            2.5
                                                             -------
Total assets acquired................................           91.3
                                                             -------

Current liabilities..................................           21.4
Long term debt.......................................           14.8
Other liabilities....................................            2.8
Minority interest....................................            4.4
                                                             -------
Total liabilities and minority interest assumed......           43.4
                                                             -------
                                                             $  47.9
                                                             =======

      The pro forma financial information below assumes that the Unitive and UST acquisitions occurred on January 1, 2003 and includes the effects of amortization of other acquired intangibles and other related effects from that date. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at January 1, 2003.

                                           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                           --------------------------     -----------------------------
                                              2004            2003            2004             2003
                                           ----------      ----------     ------------      -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ............................  $  493,382      $  427,063     $  1,459,932      $ 1,152,613
Net income (loss) .......................     (23,387)         12,661          (10,476)         (30,143)
Basic income (loss) per common share ....       (0.13)           0.08            (0.06)           (0.18)
Diluted income (loss) per common share...  $    (0.13)     $     0.07     $      (0.06)     $     (0.18)

4.    OUR INVESTMENT IN ANAM SEMICONDUCTOR, INC. (ASI)

      At January 1, 2003, we owned 26.7 million shares, or 21%, of ASI voting common stock. The carrying value of our investment in ASI at January 1, 2003 was $77.5 million, or $2.90 per share. On March 24, 2003, we sold 7 million shares of ASI common stock. Beginning on this date we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as an available for sale marketable security. Including this transaction, we have completed the following transactions to continue the liquidation of our investment in ASI during 2003 and 2004:

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

- On September 17, 2003, we sold 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option. As a result of these transactions, we owned 14.7 million shares of ASI, or 12% of ASI's voting stock, at December 31, 2003.

- During April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share, reducing our ownership to approximately 4%. The pre-tax gain related to this transaction is $21.6 million, net of $0.3 million of transaction costs, and was recorded as other expense (income) during the second quarter of 2004. The carrying value of our remaining 4.6 million ASI share investment at September 30, 2004, including an unrealized loss of $2.3 million, was $10.8 million, or $2.35 per share.

5.    INVENTORIES

      Inventories, net of reserves for excess and obsolete inventory of $24.3 million at September 30, 2004 and $18.7 million at December 31, 2003, consist of raw materials and purchased components that are used in the semiconductor packaging process.

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2004              2003
                                                ------------       -----------
                                                         (IN THOUSANDS)
Raw materials and purchased components....        $ 98,099          $ 76,939
Work-in-process ..........................          21,870            15,500
                                                  --------          --------
                                                  $119,969          $ 92,439
                                                  ========          ========

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                               2004                  2003
                                                          -------------         ------------
                                                                    (IN THOUSANDS)
Land ............................................          $   110,994           $   103,610
Buildings and improvements ......................              615,369               556,106
Machinery and equipment .........................            1,934,123             1,640,471
Furniture, fixtures and other equipment .........              165,469               155,719
Construction in progress ........................              123,817                 2,355
                                                           -----------           -----------
                                                             2,949,772             2,458,261
Less -- Accumulated depreciation and amortization           (1,562,030)           (1,450,613)
                                                           -----------           -----------
                                                           $ 1,387,742           $ 1,007,648
                                                           ===========           ===========

Included in Construction in progress at September 30, 2004 is $92.8 million and $20.0 million related to the 950,000 square foot facility and associated land use rights, respectively, acquired in connection with our May 2004 business acquisition (see Note 3).

7.    GOODWILL AND ACQUIRED INTANGIBLES

      Our goodwill balance at September 30, 2004 and December 31, 2003 relates to our packaging services reporting unit. The changes in the carrying value of goodwill are as follows:

                                                            (IN THOUSANDS)
                                                            -------------
Balance as of January 1, 2004 ...........................      $ 629,850
Goodwill acquired from current year acquisitions, net....         24,729
Translation adjustments .................................           (353)
                                                               ---------
Balance as of September 30, 2004 ........................      $ 654,226
                                                               =========

      Acquired intangibles consist of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                              2004            2003
                                          ------------     -----------
                                                  (IN THOUSANDS)
Patents and technology rights ......      $ 71,039           $ 62,899
Supply agreement, net ..............         5,280                 --
Less -- Accumulated amortization....       (30,010)           (25,169)
                                          --------           --------
                                          $ 46,309           $ 37,730
                                          ========           ========

      Amortization expense was $1.8 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense was $4.8 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively. The estimated annual amortization expense for 2004, 2005, 2006, 2007 and 2008 is $6.6 million, $7.5 million, $7.5 million, $7.5 million and $7.5 million, respectively. The weighted average amortization period for the patents and technology rights is 8.8 years. The weighted average amortization period for all acquired intangible assets is 8.5 years.

      In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd., which is discussed in Note 3, we entered into a supply agreement with IBM to provide IBM certain assembly and test services. This supply agreement was recorded as an acquired intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is amortized on a straight-line basis against net revenues.

8.    INVESTMENTS

      Investments include noncurrent marketable securities and equity investments in affiliated companies as follows:

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                          2004             2003
                                                                       ------------    -----------
                                                                             (IN THOUSANDS)
Marketable securities classified as available for sale:
    ASI (ownership of 4% at September 30, 2004
      and 12% at December 31, 2003) (see Note 4) ..................      $10,773          $50,397
   Other marketable securities classified as available for sale....          749              677
                                                                         -------          -------
      Total marketable securities .................................       11,522           51,074
Equity investments ................................................          104              107
                                                                         -------          -------
                                                                         $11,626          $51,181
                                                                         =======          =======

9.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                             SEPTEMBER 30,     DECEMBER 31,
                                2004             2003
                             ------------      -----------
                                     (IN THOUSANDS)
Accrued income taxes ....    $ 34,302             $ 39,779
Accrued interest ........      32,055               27,238
Accrued payroll .........      30,869               34,681
Other accrued expenses...      78,682               68,447
                             --------             --------
                             $175,908             $170,145
                             ========             ========

10.   RESTRUCTURING RESERV

      During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs.

      Of the total $28.6 million restructuring charges recorded in 2002, $1.4 million and $2.2 million remained outstanding as of September 30, 2004 and December 31, 2003, respectively, and is reflected in accrued expenses and other noncurrent liabilities. The outstanding liability is principally future lease payments of which $0.2 million is expected be paid during the remainder of 2004. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During the nine months ended September 30, 2004, the restructuring reserve was reduced by $0.8 million for cash expenditures.

11.   DEBT

      Following is a summary of short-term borrowings and long-term debt:

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                             2004                 2003
                                                                                        ------------           ----------
                                                                                                  (IN THOUSANDS)
Senior secured credit facilities:
     Term loan, LIBOR plus 4% due January 2006 ....................................      $        --           $   168,725
     $30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007 ....                   --                    --
9.25% Senior notes due February 2008 ..............................................          470,500               470,500
7.75% Senior notes due May 2013 ...................................................          425,000               425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million....          248,407                    --
10.5% Senior subordinated notes due May 2009 ......................................          200,000               200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share ................................................          233,000               233,000
5% Convertible subordinated notes due March 2007,
   convertible at $57.34 per share ................................................          146,422               146,422
Notes payable, net of unamortized discount of $2.2 million ........................          135,535                    --
Other debt ........................................................................           56,855                35,725
                                                                                         -----------           -----------
....................................................................................        1,915,719             1,679,372
Less -- Short-term borrowings and current portion of long-term debt ...............         (171,174)              (28,665)
                                                                                         -----------           -----------
                                                                                         $ 1,744,545           $ 1,650,707
                                                                                         ===========           ===========

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

      In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the "Facility"). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. The maximum annual capital expenditures, minimum EBITDA and minimum daily liquidity financial covenants that were conditions of the previous revolving credit facility have been eliminated under the Facility.

      In October 2004, we entered into a new $300.0 million term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. We intend to use the net proceeds of approximately $289 million from the term loan for working capital and general corporate purposes. As the term loan transaction was completed subsequent to September 30, 2004, the proceeds are not included in the above debt table.

      Notes payable, net, consists of $120.1 million (net of a $1.5 million unamortized debt discount), which is due in the fourth quarter of 2004, related to our May 2004 acquisition from IBM (see Note 3) and $15.5 million (net of a $0.7 million unamortized debt discount) related to our acquisition of Unitive (see Note 3), which is due in the first quarter of 2006.

      Other debt as of September 30, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the majority due in 2004. As of September 30, 2004, the foreign debt has interest rates ranging from 0.6% to 8.18%. These other debt instruments do not include significant financial covenants.

      Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $0.5 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, in the accompanying consolidated statements of income. Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $1.9 million and $5.0 million for the nine months ended September 30, 2004 and 2003, respectively, in the accompanying consolidated statements of income.

      Pursuant to the indentures governing our senior and senior subordinated notes, Unitive, a domestic subsidiary acquired in August 2004, and Unitive's domestic subsidiary, are required to guarantee the debt obligations under our senior and senior subordinated notes. The guarantees were put in place on October 29, 2004. At September 30, 2004, Unitive and its domestic subsidiary had total assets of $36.8 million, of which $16.6 million was comprised of goodwill. At September 30, 2004, Unitive and its domestic subsidiary had total liabilities of $11.1 million.

12.   PENSION AND SEVERANCE PLANS

      Our Philippine, Taiwan and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------       -------------------------
                                                       2004             2003             2004            2003
                                                                           (IN THOUSANDS)
Service cost of current period ..................      $ 556           $ 595           $ 1,664         $ 1,804
Interest cost on projected benefit obligation....        394             359             1,180           1,088
Expected (return) loss on plan assets ...........        187            (446)              701          (1,851)
Amortization of transition obligation ...........         15              15                44              45
Actuarial (gain) loss ...........................       (409)            270            (1,367)          1,318
                                                       -----           -----           -------         -------
         Total pension expense ..................      $ 743           $ 793           $ 2,222         $ 2,404
                                                       =====           =====           =======         =======

      For the three and nine months ended September 30, 2004, nothing was contributed to fund the Philippine pension plan. We presently anticipate contributing $3.2 million in 2004 to fund the Philippine pension plan.

      The components of net periodic pension cost for the Taiwan defined benefit plan are as follows:

                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   --------------------------       -------------------------
                                                     2004              2003            2004            2003
                                                                         (IN THOUSANDS)
Service cost of current period ..................      $ 218           $ 178           $ 654           $ 533
Interest cost on projected benefit obligation....         21              20              63              59
Expected return on plan assets ..................        (21)            (20)            (63)            (60)
Amortization of transition obligation ...........          1               1               3               2
Actuarial loss ..................................          2               5               6              15
                                                       -----           -----           -----           -----
          Total pension expense .................      $ 221           $ 184           $ 663           $ 549
                                                       =====           =====           =====           =====

      For the nine months ended September 30, 2004, $0.7 million was contributed to fund the Taiwan pension plan. We presently anticipate contributing an additional $0.2 million, for an estimated total of $0.9 million in 2004, to fund the Taiwan pension plan.

      The Japanese pension plan began during the three months ended December 31, 2003. The components of net periodic pension cost for 2004 are as follows:

                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------       -------------------------
                                                          2004              2003            2004               2003
                                                                           (IN THOUSANDS)
Service cost of current period ..................      $     369          $    --          $   1,118          $    --
Interest cost on projected benefit obligation....              3               --                 10               --
Expected return on plan assets ..............                 --               --                 --               --
Amortization of transition obligation ...........             10               --                 30               --
                                                       ---------          -------          ---------          -------
          Total pension expense .................      $     382          $    --          $   1,158          $    --
                                                       =========          =======          =========          =======

      No contributions have been made to the Japanese pension plan and no contributions are expected during 2004.

      Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended September 30, 2004 and 2003, the provision recorded for severance benefits was $5.6 million and $7.3 million, respectively. For the nine months ended September 30, 2004 and 2003, the provision recorded for severance benefits was $15.3 million and $15.0 million, respectively. The balance recorded in long-term liabilities for accrued severance was $80.7 million and $65.3 million at September 30, 2004 and December 31, 2003, respectively.

13.   EARNINGS PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and nine months ended September 30, 2004, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of September 30, 2004, the total number of potentially dilutive securities outstanding was 15.8 million and 9.2 million for outstanding options and convertible notes, respectively. For the nine months ended September 30, 2003, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of September 30, 2003, the total number of potentially dilutive securities outstanding was 16.2 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. The warrants expired in May 2004.

      For the three months ended September 30, 2003, basic and diluted EPS was calculated as follows:

                                                                 WEIGHTED
                                                EARNINGS       AVG. SHARES       PER SHARE
                                               (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                             --------------   --------------     ---------
                                             (IN THOUSANDS)   (IN THOUSANDS)
Earnings Per Share - Three Months
      Ended September 30, 2003
            Basic earnings per share .....       $15,770          166,628          $  0.09
            Dilutive effect of options ...            --            4,812               --
                                                 -------          -------          -------
            Dilutive earnings per share ..       $15,570          171,440          $  0.09
                                                 =======          =======          =======

14.   COMMITMENTS AND CONTINGENCIES

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

      As of September 30, 2004, we have outstanding $1.6 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

      We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial and is expected to continue to be immaterial in the foreseeable future.

LITIGATION

      We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future.

      EPOXY MOLD COMPOUND LITIGATION

      We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. ("Sumitomo Bakelite"), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us (refer to discussion of October 14, 2004 Sumitomo Bakelite settlement agreement discussed below). Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

      Fujitsu Limited v. Cirrus Logic, Inc., et al.

      On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu's new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November

2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu's amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic's cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu's and Cirrus Logic's claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu's claims, and granted our motion with respect to Cirrus Logic's claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu's second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses. We answered Fujitsu's second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended complaint. We filed a motion to dismiss Cirrus Logic's second amended complaint on November 2, 2004; the motion is scheduled for hearing by the Court on November 23, 2004. Fact discovery is nearing completion, with expert discovery to follow. A trial in this matter is set to begin on May 2, 2005. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Seagate Technology LLC v. Atmel Corporation, et al.

      In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International ("Seagate") and Atmel Corporation and Atmel Sarl ("Atmel") in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel's cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel's third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses; other defendants' responsive pleadings remain outstanding. All parties are currently conducting written discovery and have completed some physical plant inspection discovery. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

      In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips' cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties have completed fact discovery and most expert discovery. On March 30, 2004, the Court denied our motion for summary judgment against Philips' claims. Maxtor and Philips reached a settlement of Maxtor's claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. We, Philips and Sumitomo Bakelite thereafter appeared to reach resolution of

Philips' claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips' claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. However, the Court subsequently determined that Philips did not knowingly agree to the terms of the settlement that all three parties had affirmed in open court, set aside the settlement and ordered the parties to a further settlement conference that was held on July 9, 2004. That conference did not result in a renewed settlement. On July 16, 2004, we filed a petition for a writ of mandate to the California Court of Appeal, seeking to overturn the Superior Court's decision not to enforce the parties' settlement agreement of April 29, 2004. The Court of Appeal denied our writ petition on August 19, 2004. On August 27, 2004, we filed a petition for review to the California Supreme Court which was denied on October 13, 2004. On October 14, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite will indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and is expected to continue through November 2004. We intend to deny all liability, defend ourselves vigorously, and seek judgment in our favor in due course.

      Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim's amended complaint which the Court granted in full on July 6, 2004. Maxim filed a second amended complaint on or about August 5, 2004. We filed a motion to dismiss the second amended complaint on September 7, 2004. The Court is scheduled to hear that motion on November 9, 2004. If necessary, we intend to deny all liability to Maxim, defend ourselves vigorously, file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics, and seek judgment in our favor in due course. Discovery has not commenced and there is no trial date set.

      Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

      In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild's third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. The Court granted our motion to dismiss certain of Fairchild's claims at a hearing on September 21, 2004. On October 7, 2004, we filed an answer to the remaining claims in Fairchild's fourth amended complaint, denying liability generally and asserting affirmative defenses. We also filed a cross-complaint against Sumitomo Bakelite on October 7, 2004 seeking indemnification for its breaches of warranties. Written discovery is ongoing and no trial date has been scheduled. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Other Epoxy Mold Compound Matter

      In August 2004, we received an indemnification demand from one of our customers for alleged damages related to the Sumitomo Bakelite molding compound. The amount of damages claimed to date is $2.5 million, but the demand indicates that there may be future claims as well without specifying any amount. We have denied liability in this matter and will defend ourselves accordingly, as necessary.

      OTHER LITIGATION

      Amkor Technology, Inc. v. Motorola, Inc.

      In August 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to us of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between us and Motorola.

      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued in March 2004. In May 2004, the Supreme Court reversed the Superior Court's decision, and remanded for further development of the factual records. A trial date has been set for May 5, 2005. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

      Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

      We entered into an intellectual property assignment agreement ("IPAA") with Citizen Watch Co., Ltd. ("Citizen") with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and (ii) Citizen's interest in U.S. Patents the 133 and 278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen's assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the "Motorola case"). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2004).

      In March 2004 Citizen submitted a Demand for Arbitration in the International Chamber of Commerce ("ICC"), claiming breach of our obligation to make the deferred payment of 1.4 billion yen. In May 2004 we filed our Answer to Request for Arbitration, Counterclaim and Request for Abeyance of Proceedings. In our Answer, we contend, among other things, that we do not have an obligation to make the deferred payment due to (i) our inability to perfect the rights assigned by Citizen under the License Agreement, and (ii) Citizen's breach of its representations and warranties that it had all right and authority to assign its rights under the License Agreement to us.

      The ICC has confirmed an Arbitral Tribunal of three arbitrators. The parties have executed Terms of Reference in accordance with Article 18 of the ICC Rules of Arbitration, which outline the issues to be determined in the dispute, and the procedural rules to be applied by the Arbitral Tribunal. We have filed a motion to stay the ICC proceedings, pending the outcome of the Motorola case, which motion is presently pending before the Arbitral Tribunal.

      Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $61.6 million based on the spot exchange rate at September 30, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, and a ruling is expected in November 2004.

      In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the "Court") against ABS, AME and ABS' insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS' insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. AME and ABS subsequently appealed that decision to the Court of Appeals of Paris, which heard arguments in the matter on October 6, 2004. On November 3, 2004, the Court of Appeals of Paris affirmed the decision of the Paris Commercial Court declaring that the dispute between the parties should be resolved pursuant to the arbitration proceeding currently pending in the United States District Court of the Eastern District of Pennsylvania.

      Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

      In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively "Carsem") with the International Trade Commission ("ITC") in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the "Amkor Patents"). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame(R) packaging technology claims in the Amkor Patents. The District Court action has been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. The post-hearing briefing has been completed and an Initial Determination by the ITC Administrative Law Judge is expected in mid-November.

      Computer Software Dispute

      During 2001, we filed a complaint against a computer software vendor and other parties in the Pennsylvania Court of Common Pleas for Chester County alleging claims of misrepresentation, negligent misrepresentation, breach of contract, and professional malpractice. The defendants later asserted a counterclaim for breach of contract against us. In June 2004, we reached agreement with the defendants to a full and final settlement of all issues in dispute. As a result of this settlement, we recorded a $3.4 million net gain in other expense (income), net, during the three months ended June 30, 2004 and nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in "Risk Factors that May Affect Future Operating Performance." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2004 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

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

      -     Developing expertise in high-volume manufacturing; and

      - Diversifying our operational scope by establishing production capabilities in China, Japan, Singapore and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

      The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Inc., Atmel Corporation, Conexant Systems, Inc., Infineon Technologies AG, Intel Corporation, Philips Electronics N.V., Samsung Electronics Corporation LTD, ST Microelectronics PTE, Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.

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

      Notwithstanding the above, our customers' aggregate forecasts have weakened considerably in connection with a greater level of uncertainty regarding end-market demand. This trend is materially hindering our visibility into future quarter revenue, the mix of that revenue, gross margin, capacity utilization and the pricing environment. In the near term, we expect our margins to remain under pressure due to the combined impact of pricing actions, excess manufacturing capacity relative to demand, and absorption of costs associated with our recent acquisitions. On the basis of current forecasts, we expect fourth quarter of 2004 revenues to be 5% to 10% lower as compared to the third quarter of 2004. We expect fourth quarter 2004 gross margin will be in the range of 15% to 17%. We do not presently expect to achieve positive earnings for the fourth quarter of 2004.

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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

                                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                        --------------------------    -------------------------
                                                          2004              2003       2004              2003
                                                         -----             -----      -----             ------
                                                                (UNAUDITED)                  (UNAUDITED)
Net revenues .......................................     100.0%            100.0%     100.0%            100.0%
Gross profit .......................................      17.9              23.9       20.3              19.4
Operating income ...................................       4.9              11.2        7.0               5.7
Income (loss) before income taxes, equity investment
      losses, minority interest and
      discontinued operations ......................      (3.0)              2.5        0.9              (6.6)
Income (loss) from continuing operations ...........      (4.6)              3.7       (0.1)             (6.6)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Net Revenues. Packaging and test net revenues increased 15.8% to $490.8 million in the three months ended September 30, 2004 from $423.8 million in the three months ended September 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 26.6%. The increased volume was driven by a 17.0% increase for advanced packages and a 39.6% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the three months ended September 30, 2004 declined approximately 5% as compared to average selling prices in the three months ended September 30, 2003. This decrease in overall average selling prices was driven by a 2% decrease in average selling prices for advanced packages and a 15% decrease in average selling prices for traditional packages. Revenue from our 2004 acquisitions (refer to Capital Expenditures and Acquisitions below) accounted for 10.9% of our increase in net revenues for the three months ended September 30, 2004.

      Gross Profit. Gross profit decreased $13.6 million, to a gross profit of $87.8 million in the three months ended September 30, 2004 from $101.4 million in the three months ended September 30, 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation.

      Gross margin decreased to 17.9% in the three months ended September 30, 2004 from 23.9% in the three months ended September 30, 2003. The decline of 6.0% is principally a result of average selling price erosion across our product lines, which decreased gross margin by approximately 4%, unfavorable product mix changes, which decreased gross margin by approximately 3%, and increased inventory reserve charges, which decreased gross margin by approximately 1%. These negative impacts on gross margin were partially offset by the favorable impact from increased unit volumes. Gross margin for our 2004 acquisitions had an immaterial impact on our change in consolidated gross margin.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.2 million, or 21.1%, to $53.2 million, or 10.8% of net revenues, in the three months ended September 30, 2004 from $44.0 million, or 10.4% of net revenues, in the three months ended September 30, 2003. During the three months ended September 30, 2004, we experienced increased litigation costs of $6.0 million over the prior year comparable period related to our patent infringement and epoxy mold compound litigation matters (refer to Item 1, Legal Proceedings). In addition, our selling, general and administrative expenses increased approximately $3.2 million over the comparable prior year period, as a result of (1) $3.9 million related to increased headcount, compensation costs and general business activity to support our overall business growth, (2) $2.3 million related to our 2004 acquisitions, (3) an increase in executive termination benefits of $0.9 million and (4) the reversal of our 2004 bonus accrual due to lower than anticipated year to date operating results, thereby offsetting the increase in selling, general and administrative expenses by $3.9 million.

      Research and Development. Research and development expenses increased $0.8 million to $8.7 million, or 1.8% of net revenues, in the three months ended September 30, 2004 from $7.9 million, or 1.9% of net revenues, in the three months ended September 30, 2003. The increase in our research and development expenses was primarily related to the establishment of a research and development center, during the three months ended March 31, 2004, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies. This increase was partially offset by reduced corporate research and development spending due to our current operating performance results. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

      Other Expense (Income). Other expense (income), net, increased $2.0 million, to $39.0 million, or 8.0% of net revenues, in the three months ended September 30, 2004 from $37.0 million, or 8.7% of net revenues, in the three months ended September 30, 2003. The net increase was primarily the result of a $2.9 million increase in interest expense due to higher debt levels and an unfavorable change related to foreign currency of $2.4 million. These items were partially offset by $2.1 million of debt retirement costs and $1.2 million of other losses incurred during the three months ended September 30, 2003 which did not recur in the current quarter.

      Income Taxes. During the third quarter of 2004, we recorded income tax expense of $6.3 million related to continuing operations compared to an income tax benefit of $6.9 million recorded for the three months ended September 30, 2003. The tax expense for the third quarter of 2004 included a tax provision of $6.5 million recorded in connection with new guidance issued by tax authorities relating to taxation of our operations.

      During 2002, we recorded valuation allowances against the majority of our deferred assets in certain jurisdictions. In 2003 and 2004, we again recorded valuation allowances against deferred assets in certain jurisdictions. We will resume the recognition of deferred tax assets when we return to sustained profitability in certain jurisdictions. As of September 30, 2004, we had U.S. net operating losses totaling $416.5 million expiring between 2021 and 2024. Additionally, as of September 30, 2004, we had approximately $42.6 million of non-U.S. net operating losses available for carryforward expiring through 2013.

     We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. We are currently under examination in the U.S. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material effect.

     The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004 and has several provisions for companies including a deduction related to qualified production activities taxable income. Another provision of the Act allows United States companies to repatriate foreign earnings at a substantially reduced tax rate until October 2005. The Financial Accounting Standards Board is currently reviewing the impact of the qualified production activities deduction on deferred taxes and is expected to issue guidance in the fourth quarter of 2004. Until this guidance is issued, the impact upon us cannot be determined.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Net Revenues. Packaging and test net revenues increased 26.5% to $1,448.0 million in the nine months ended September 30, 2004 from $1,144.9 million in the nine months ended September 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 44.6%. This increase in volume was driven by a 37.9% increase for advanced packages and a 53.3% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the nine months ended September 30, 2004 declined approximately 7% as compared to average selling prices in the nine months ended September 30, 2003. This decrease in overall average selling prices was driven by a 5% decrease in average selling prices for advanced packages and a 13% decrease in average selling prices for traditional packages. Revenue from our 2004 acquisitions accounted for 2.9% of our increase in net revenues for the nine months ended September 30, 2004.

      Gross Profit. Gross profit increased $72.2 million, to a gross profit of $294.4 million in the nine months ended September 30, 2004 from $222.2 million in the nine months ended September 30, 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation.

      Gross margin increased to 20.3% in the nine months ended September 30, 2004 from 19.4% in the nine months ended September 30, 2003. The improvement of 0.9% is principally a result of increased unit volumes, which was partially offset by average selling price erosion across our product lines and unfavorable product mix changes. Gross margin for our 2004 acquisitions had an immaterial impact on our change in consolidated gross margin.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.4 million, or 25.2%, to $161.0 million, or 11.1% of net revenues, in the nine months ended September 30, 2004 from $128.6 million, or 11.2% of net revenues, in the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we experienced increased litigation costs of $15.6 million over the prior year comparable period related to our patent infringement and epoxy mold compound litigation matters. In addition, our selling, general and administrative expenses increased approximately $16.8 million over the comparable prior year period, as a result of (1) $17.6 million related to increased headcount, compensation costs and general business activity to support our overall business growth, (2) $2.7 million related to our 2004 acquisitions, (3) an increase in executive termination benefits of $0.9 million and (4) the reversal of our 2004 bonus accrual due to lower than anticipated year to date operating results, thereby offsetting the increase in selling, general and administrative expenses by $4.4 million.

      Research and Development. Research and development expenses increased $4.8 million to $27.5 million, or 1.9% of net revenues, in the nine months ended September 30, 2004 from $22.7 million, or 2.0% of net revenues, in the nine months ended September 30, 2003. Our increase in our research and development expenses was primarily related to the establishment of a research and development center, during the three months ended March 31, 2004, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies. This increase was partially offset by reduced corporate research and development spending, which commenced in the third quarter of 2004, due to our current operating performance results. Our research and development efforts support our customers' needs for smaller packages and increased functionality.

      Other Expense (Income). Other expenses (income), net, decreased $53.3 million, to $87.8 million, or 6.1% of net revenues, in the nine months ended September 30, 2004 from $141.1 million, or 12.3% of net revenues, in the nine months ended September 30, 2003. The net decrease, or favorable change, was primarily the result of debt retirement costs decreasing $29.7 million and gains from ASI shares sales increasing $16.9 million during the nine months ended

September 30, 2004 over the comparable prior year period. Also contributing to this decrease was a $3.4 million legal settlement gain related to our claims against a software vendor incurred during the nine months ended September 30, 2004. In the comparable prior year period, a $5.7 million non-recurring loss related to our ASI call options and $2.0 million of other non-recurring charges were incurred. These items were partially offset by an unfavorable change related to foreign currency of $5.3 million.

      Equity Investment Gain (Loss). For the nine months ended September 30, 2004, we had less than $0.1 million of loss related to our equity affiliates. For the prior year comparable period, our earnings included our share of losses in our equity affiliates of $3.6 million, which principally related to our equity investment in ASI through March 24, 2003. On March 24, 2003, we divested 7 million shares of ASI, bringing our total voting share holdings to 16% of ASI, and on this date we ceased the equity method of accounting for our ASI investment.

      Income Taxes. During the nine months ended September 30, 2004, we recorded income tax expense of $13.3 million related to continuing operations compared to an income tax benefit of $6.1 million recorded during the nine months ended September 30, 2003. The tax expense for the nine months ended September 30, 2004 includes a tax provision of $6.5 million recorded in connection with new guidance issued by tax authorities relating to taxation of our operations, offset by a non-recurring $2.8 million tax benefit as a result of a favorable ruling in a foreign jurisdiction. Excluding these adjustments and the effect of tax losses in the U.S. and certain foreign jurisdictions for which we do not record a tax benefit, our effective tax rate for the full year 2004 is currently projected to be 18.3%. For the nine months ended September 30, 2003, tax expense reflected foreign tax expense of $11.8 million, net of $7.5 million current tax benefit related to the loss from continuing operations. The $7.5 million tax benefit was offset by $7.5 million of current tax expense from continuing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our ongoing primary cash needs are for debt service (principally interest), equipment purchases and working capital. Our cash and cash equivalents balance as of September 30, 2004 was $231.3 million, and we had $28.4 million available under our $30.0 million senior secured credit facility. The amount available under our senior secured credit facility at September 30, 2004 was reduced by $1.6 million related to outstanding letters of credit. With the additional net proceeds of approximately $289 million from our October 2004 term loan transaction discussed further below under Debt Instruments and Related Covenants, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service and working capital requirements for at least the next twelve months.

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

      CASH FLOWS

      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the nine months ended September 30, 2004 and 2003 were as follows:

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2004               2003
                                                                ---------           ---------
                                                                       (IN THOUSANDS)
Net cash provided by continuing operating activities ....       $ 193,945           $ 100,009
Net cash used in continuing investing activities ........        (356,557)            (95,365)
Net cash provided by continuing financing activities ....          81,515               8,455
Net cash provided by (used in) discontinued operations ..             111              13,633

      Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the nine months ended September 30, 2004 increased $93.9 million to $193.9 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital and increase in our net long-term liabilities.

      The primary contributors to cash flow from continuing operations for the nine months ended September 30, 2004 were $161.5 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a decrease in accounts receivable of $39.7 million (primarily due to a Japanese holiday occurring at the end of the prior year which then impeded cash collections), an increase in other long-term liabilities of $17.6 million (primarily due to a $15.3 million increase in our Korean severance liability) and a $15.1 million increase in accrued expenses. These sources were primarily offset by a $37.3 million increase in inventory levels. We believe that our inventory increase is primarily due to an inventory build in the microelectronics supply chain, stemming from weaker than anticipated end market demand. Generally, we purchase raw materials in support of customer forecasts.

      Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the nine months ended September 30, 2004 increased by $261.2 million over the comparable prior year period, to $356.6 million, primarily due to a $219.9 million increase in capital expenditures from $148.2 million in the nine months ended September 30, 2003 to $368.1 million in the nine months ended September 30, 2004. In addition to cash used for capital expenditures, we paid $63.5 million in cash during the nine months ended September 30, 2004 related to business acquisitions (see below). These cash outflows were offset by an increase of proceeds from our net sales of investments and sales of fixed assets of $22.6 million.

      The following business acquisitions, which are more fully discussed below under Capital Expenditures and Acquisitions, occurred during the nine months ended September 30, 2004:

- In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. We now own 100% of Amkor Iwate.

- In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. and Xin Development Co., Ltd. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount).

- In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc. ("Unitive"), based in North Carolina, and acquired approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation ("UST"). The total purchase price was comprised of $47.9 million, which included cash consideration due at closing of $31.6 million, $0.9 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing. In addition, we assumed $24.9 million of debt and also now have contingent earn-out provisions related to Unitive and UST (refer to further discussion below under Capital Expenditures and Acquisitions).

      During 2003 and 2004, we completed the following transactions to continue the liquidation of our investment in ASI:

- On March 24, 2003, we irrevocably sold a block of 7 million shares of ASI common stock to a financial institution for approximately $19.5 million. We also entered into a nondeliverable call option for $6.8 million. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds.

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

      Cash flows from continuing financing activities: Our net cash inflows from continuing financing activities for the nine months ended September 30, 2004 were $81.5 million, an increase of $73.0 million, as compared to $8.5 million of inflows for the nine months ended September 30, 2003. In March 2004, we sold $250.0 million of senior notes due 2011. The net proceeds to us were $245.2 million, net of related discounts and debt acquisition costs, and these proceeds were used to repay the balance outstanding under our senior secured term loan of $168.7 million. Overall, our debt borrowing activity, net of debt payments, increased $79.2 million during the nine months ended September 30, 2004 from the prior year period, accounting for the majority of our increase in cash inflows from continuing financing activities for the nine months ended September 30, 2004. Proceeds from transactions with stockholders decreased $6.2 million during the nine months ended September 30, 2004 from the prior year period.

DEBT INSTRUMENTS AND RELATED COVENANTS

      Following is a summary of short-term borrowings and long-term debt:

                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2004                  2003
                                                                                         -------------         -----------
                                                                                                    (IN THOUSANDS)
Senior secured credit facilities:
     Term loan, LIBOR plus 4% due January 2006 ...................................       $        --           $   168,725
     $30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007 ....                   --                    --
9.25% Senior notes due February 2008 .............................................           470,500               470,500
7.75% Senior notes due May 2013 ..................................................           425,000               425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million...           248,407                    --
10.5% Senior subordinated notes due May 2009 .....................................           200,000               200,000
5.75% Convertible subordinated notes due June 2006,
   convertible at $35.00 per share ...............................................           233,000               233,000
5% Convertible subordinated notes due March 2007,

   convertible at $57.34 per share ...............................................           146,422               146,422
Notes payable, net of unamortized discount of $2.2 million .......................           135,535                    --
Other debt .......................................................................            56,855                35,725
                                                                                         -----------           -----------
...................................................................................         1,915,719             1,679,372
Less -- Short-term borrowings and current portion of long-term debt ..............          (171,174)              (28,665)
                                                                                         -----------           -----------
                                                                                         $ 1,744,545           $ 1,650,707
                                                                                         ===========           ===========

      We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the nine months ended 2004, interest expense payable in cash was $105.3 million.

      In October 2004, we entered into a new $300.0 million term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. We intend to use the net proceeds of approximately $289 million from the term loan for working capital and general corporate purposes. As the term loan transaction was completed subsequent to September 30, 2004, the proceeds are not included in the above debt table.

      In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the "Facility"). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. The maximum annual capital expenditures, minimum EBITDA and minimum daily liquidity financial covenants that were conditions of the previous revolving credit facility have been eliminated under this new Facility.

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

      Notes payable, net, consists of $120.1 million (net of a $1.5 million unamortized debt discount), which is due in the fourth quarter of 2004, related to our May 2004 acquisition from IBM and $15.5 million (net of a $0.7 million unamortized debt discount) related to our acquisition of Unitive, which is due in the first quarter of 2006.

      Other debt as of September 30, 2004 and December 31, 2003 includes our foreign debt principally related to our operations in Japan and Taiwan. Our foreign debt includes fixed and variable debt maturing between 2004 and 2010, with the majority maturing in 2004. As of September 30, 2004, the foreign debt has interest rates ranging from 0.6% to 8.18%. These debt instruments do not include significant financial covenants.

      Pursuant to the indentures governing our senior and senior subordinated notes, Unitive, a domestic subsidiary acquired in August 2004, and Unitive's domestic subsidiary, are required to guarantee the debt obligations under our senior and senior subordinated notes. The guarantees were put in place on October 29, 2004. At September 30, 2004, Unitive and its domestic subsidiary had total assets of $36.8 million, of which $16.6 million was comprised of goodwill. At September 30, 2004, Unitive and its domestic subsidiary had total liabilities of $11.1 million.

CAPITAL EXPENDITURES AND ACQUISITIONS

      Our first, second and third quarter 2004 capital expenditures were $170.8 million, $123.8 million and $73.4 million, respectively, and we have budgeted capital expenditures of approximately $32 million for the remainder of 2004.

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

      In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. and Waigaoqiao Free Trade Zone Xin Development Co., Ltd. The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 950,000 square foot building and associated 50-year land use rights located in China, and other intangible assets. The 950,000 square foot facility will not be operational during 2005. These assets were acquired for the purposes of increasing our assembly and test capacity. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount). The short-term notes payable, and interest thereon of $4.6 million, is expected to be paid during the fourth quarter of 2004.

      In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc., based in North Carolina , and approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation, a Taiwan-based joint venture between Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price was comprised of $47.9 million, which included cash consideration due at closing of $31.6 million, $0.9 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing. In addition, we assumed $24.9 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions. Related to Unitive, the maximum earn-out is $55.0 million. Related to UST, we currently estimate the value of the earn-out to be approximately $0 to $2 million. The earn-outs will be paid approximately one year after closing, of which the Unitive earn-out may be paid in either cash or stock, at our option. We also retain an option to acquire the remaining interest of approximately 40% of UST for a maximum of $18.0 million, which expires 18 months after closing. However, if UST meets certain production-related goals prior to the expiration of the 18 month call option period, at the option of the minority interest holders we would be required to purchase the remaining interest of approximately 40% of UST for a maximum of $18.0 million. The results of Unitive and UST operations are included in our consolidated statement of income beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

      We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2004.

OTHER CONTINGENCIES

      We refer you to Item 1. Legal Proceedings for a discussion of our contingencies related to our mold compound litigation, patent-related litigation and other litigation matters. We are currently a party to these various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed under Item 1, on our financial position or overall results of operations could change in the future.

      In addition, on October 12, 2004, we announced that the Securities and Exchange Commission ("SEC") is conducting an informal inquiry into trading in the securities of Amkor Technology, Inc. We believe that the inquiry relates to transactions in our securities by certain individuals, which may include certain insiders, during 2004. In connection with the informal inquiry, we have received requests from the SEC to voluntarily produce documents and other relevant information concerning these matters, and we are cooperating with these requests. The SEC has advised us that the inquiry should not be construed as either an indication by the SEC that any violations of law have occurred, or as an adverse reflection upon any person, entity or security.

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

   -  revenue recognition and risk of loss,

   -  provision for income taxes,

   -  valuation of long-lived assets,

   -  legal contingencies,

   -  valuation of inventory.

      During the nine months ended September 30, 2004, there have been no significant changes in our critical accounting policies. We refer you to our December 31, 2003 Annual Report on Form 10-K and for a full discussion of our critical accounting policies.

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

      As discussed previously under Our Expectations Regarding Future Business Conditions, our visibility into the fourth quarter of 2004 diminished. If industry conditions deteriorate, we could sustain significant losses in the future, which could materially impact our business, including our liquidity.

      Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected. In addition to the above regarding our visibility into the fourth quarter of 2004, you should refer to the Risk Factors that were included in the Form 8-K that we filed on October 13, 2004 for a more detailed discussion of known material risks facing our company.

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

      For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at September 30, 2004 and December 31, 2003, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

                                             CHART OF FOREIGN CURRENCY RISK
                              -------------------------------------------------------------
                              PHILIPPINE      KOREA    TAIWANESE     JAPANESE      CHINESE
                                 PESO          WON       DOLLAR         YEN        RENMINBI
                              ----------     -------   ---------     --------      --------
                                                       (IN THOUSANDS)
As of September 30, 2004...     $(3,526)     $ 2,473     $ 1,353      $(3,429)     $(1,339)
As of December 31, 2003....     $(3,269)     $ 3,954     $(2,041)     $ 3,718      $   315

   INTEREST RATE RISKS

      Our company has interest rate risk with respect to our debt. As of September 30, 2004, we had a total of $1,915.7 million of debt of which 98.5% was fixed rate debt and 1.5% was variable rate debt. Our variable rate debt principally consists of short-term borrowings and amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of September 30, 2004, but which had been reduced by $1.6 million related to outstanding letters of credit at September 30, 2004. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2003, we had a total of $1,679.4 million of debt of which 88.1% was fixed rate debt and 11.9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2004.

                                              SEPTEMBER 30,
                          ------------------------------------------------------
                                             (IN THOUSANDS)                                                      FAIR
                            2004       2005       2006        2007        2008     THEREAFTER     TOTAL         VALUE
                          --------    ------    --------    --------    --------   ----------   ----------    ----------
Long-term debt:
  Fixed rate debt         $147,535    $4,942    $240,911    $148,847    $471,086    $873,958    $1,887,279    $1,673,477
  Average interest rate        7.6%      4.7%        5.7%        5.0%        9.2%        8.2%          7.8%
  Variable rate debt      $ 23,639    $  510    $  2,041    $    818    $    572    $    860    $   28,440    $   28,440
  Average interest rate        0.7%      2.5%        2.5%        2.5%        2.6%        2.6%          1.0%

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

ITEM 4. CONTROLS AND PROCEDURES

      During the third quarter of 2004, Amkor management, including the principal executive officer and principal financial officer, evaluated Amkor's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that Amkor files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Amkor, including its consolidated subsidiaries, is made known to Amkor's management, including these officers, by other employees of Amkor and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Amkor's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

      Accordingly, as of September 30, 2004, these officers (principal executive officer and principal financial officer) concluded that Amkor's disclosure controls and procedures were effective to accomplish their objectives. Amkor continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There was no change in our internal control over financial reporting that occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      EPOXY MOLD COMPOUND LITIGATION

      We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. ("Sumitomo Bakelite"), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us (refer to discussion of October 14, 2004 Sumitomo Bakelite settlement agreement discussed below). Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

      Fujitsu Limited v. Cirrus Logic, Inc., et al.

      On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited ("Fujitsu") alleges that semiconductor devices it purchased from Cirrus Logic, Inc. ("Cirrus Logic") are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic's third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu's new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited
v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu's amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic's cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu's and Cirrus Logic's claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu's claims, and granted our motion with respect to Cirrus Logic's claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu's second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses. We answered Fujitsu's second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended complaint. We filed a motion to dismiss Cirrus Logic's second amended complaint on November 2, 2004; the motion is scheduled for hearing by the Court on November 23, 2004. Fact discovery is nearing completion, with expert discovery to follow. A trial in this matter is set to begin on May 2,

2005. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Seagate Technology LLC v. Atmel Corporation, et al.

      In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International ("Seagate") and Atmel Corporation and Atmel Sarl ("Atmel") in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel's cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel's cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. ("ChipPAC") as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite's motion to dismiss Atmel's amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC's cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel's third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses; other defendants' responsive pleadings remain outstanding. All parties are currently conducting written discovery and have completed some physical plant inspection discovery. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

      In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation ("Maxtor") and Koninklijke Philips Electronics ("Philips"), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips' cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties have completed fact discovery and most expert discovery. On March 30, 2004, the Court denied our motion for summary judgment against Philips' claims. Maxtor and Philips reached a settlement of Maxtor's claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. We, Philips and Sumitomo Bakelite thereafter appeared to reach resolution of Philips' claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips' claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. However, the Court subsequently determined that Philips did not knowingly agree to the terms of the settlement that all three parties had affirmed in open court, set aside the settlement and ordered the parties to a further settlement conference that was held on July 9, 2004. That conference did not result in a renewed settlement. On July 16, 2004, we filed a petition for a writ of mandate to the California Court of Appeal, seeking to overturn the Superior Court's decision not to enforce the parties' settlement agreement of April 29, 2004. The Court of Appeal denied our writ petition on August 19, 2004. On August 27, 2004, we filed a petition for review to the California Supreme Court which was denied on October 13, 2004. On October 14, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite will indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and is expected to continue through November 2004. We intend to deny all liability, defend ourselves vigorously, and seek judgment in our favor in due course.

      Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. ("Maxim") against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. ("Sumitomo Plastics") in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Maxim's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim's complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim's amended complaint which the Court granted in full on July 6, 2004. Maxim filed a second amended complaint on or about August 5, 2004. We filed a motion to dismiss the second amended complaint on September 7, 2004. The Court is scheduled to hear that motion on November 9, 2004. If necessary, we intend to deny all liability to Maxim, defend ourselves vigorously, file cross-claims against Sumitomo Bakelite and/or Sumitomo Plastics, and seek judgment in our favor in due course. Discovery has not commenced and there is no trial date set.

      Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

      In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation ("Fairchild") against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite's epoxy mold compound in assembling Fairchild's semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild's amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild's second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild's third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. The Court granted our motion to dismiss certain of Fairchild's claims at a hearing on September 21, 2004. On October 7, 2004, we filed an answer to the remaining claims in Fairchild's fourth amended complaint, denying liability generally and asserting affirmative defenses. We also filed a cross-complaint against Sumitomo Bakelite on October 7, 2004 seeking indemnification for its breaches of warranties. Written discovery is ongoing and no trial date has been scheduled. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

      Other Epoxy Mold Compound Matter

      In August 2004, we received an indemnification demand from one of our customers for alleged damages related to the Sumitomo Bakelite molding compound. The amount of damages claimed to date is $2.5 million, but the demand indicates that there may be future claims as well without specifying any amount. We have denied liability in this matter and will defend ourselves accordingly, as necessary.

      OTHER LITIGATION

      Amkor Technology, Inc. v. Motorola, Inc.

      In August 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. ("Citizen") to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and concurrent assignment by Citizen to us of Citizen's interest in U.S. Patents 5,241,133 and 5,216,278 (the "'133 and '278 patents"); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the "Immunity Agreement") dated June 30, 1993 between us and Motorola.

      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the '133 and '278 Patents remained pending.

      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola's motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued in March 2004. In May 2004, the Supreme Court reversed the Superior Court's decision, and remanded for further development of the factual records. A trial date has been set for May 5, 2005. We believe we will prevail on the merits at the Superior Court level.

In addition, should Motorola prevail, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

      Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

      We entered into an intellectual property assignment agreement ("IPAA") with Citizen Watch Co., Ltd. ("Citizen") with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the "License Agreement") and (ii) Citizen's interest in U.S. Patents the 133 and 278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen's assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the "Motorola case"). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($12.6 million based on the spot exchange rate at September 30, 2004).

      In March 2004 Citizen submitted a Demand for Arbitration in the International Chamber of Commerce ("ICC"), claiming breach of our obligation to make the deferred payment of 1.4 billion yen. In May 2004 we filed our Answer to Request for Arbitration, Counterclaim and Request for Abeyance of Proceedings. In our Answer, we contend, among other things, that we do not have an obligation to make the deferred payment due to (i) our inability to perfect the rights assigned by Citizen under the License Agreement, and (ii) Citizen's breach of its representations and warranties that it had all right and authority to assign its rights under the License Agreement to us.

      The ICC has confirmed an Arbitral Tribunal of three arbitrators. The parties have executed Terms of Reference in accordance with Article 18 of the ICC Rules of Arbitration, which outline the issues to be determined in the dispute, and the procedural rules to be applied by the Arbitral Tribunal. We have filed a motion to stay the ICC proceedings, pending the outcome of the Motorola case, which motion is presently pending before the Arbitral Tribunal.

      Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. ("AME"), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. ("ASI"). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems ("ABS"), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $61.6 million based on the spot exchange rate at September 30, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS' insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, and a ruling is expected in November 2004.

      In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the "Court") against ABS, AME and ABS' insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS' insurer have refused to arbitrate. In August 2003, the Court denied the motion of ABS and its insurer to dismiss our petition for arbitration. The Court also subsequently denied a motion for reconsideration filed by ABS. AME and ABS subsequently appealed that decision to the Court of Appeals of Paris, which heard arguments in the matter on October 6, 2004. On November 3, 2004, the Court of Appeals of Paris affirmed the decision of the Paris Commercial Court declaring that the dispute between the parties should be resolved pursuant to the arbitration proceeding currently pending in the United States District Court of the Eastern District of Pennsylvania.

      Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

      In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively "Carsem") with the International Trade Commission ("ITC") in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the "Amkor Patents"). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame(R) packaging technology claims in the Amkor Patents. The District Court action has been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. The post-hearing briefing has been completed and an Initial Determination by the ITC Administrative Law Judge is expected in mid-November.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At Amkor Technology, Inc.'s Annual Meeting of Stockholders held on July 29, 2004, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

                                      NUMBER OF SHARES
                               VOTED FOR              WITHHELD
                              -----------            ---------
James J. Kim ...........      155,423,759              766,585
John N. Boruch .........      155,422,409              767,935
Winston J. Churchill....      152,510,752            3,679,592
Thomas D. George .......      152,986,803            3,203,541
Gregory K. Hinckley.....      155,863,165              327,179
Juergen Knorr ..........      155,201,322              989,022
John B. Neff ...........      155,409,403              780,941
James W. Zug ...........      155,396,387              793,957

2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as registered public accountants for the company for the current year. Votes totaled 155,957,026 for, 182,788 against and 50,530 abstain.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT

NUMBER DESCRIPTION OF EXHIBIT

2.1 Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., certain of the Stockholders of Unitive, Inc., certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association. (1)

2.2 Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology,

      Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers' Representative on Behalf of each Seller.
      (1)

3.1   Certificate of Incorporation. (3)

3.2   Certificate of Correction to Certificate of Incorporation. (4)

3.3   Restated Bylaws. (4)

10.1 $30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers.
      (2)

10.2  Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (2)

10.3 Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (2)

12.1  Computation of Ratio of Earnings to Fixed Charges.

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

   (1) Incorporated by reference to the Company's report on Form 8-K filed September 3, 2004.

   (2) Incorporated by reference to the Company's report on Form 8-K filed July 9, 2004.

   (3) Incorporated by reference to the Company's Registration on Form S-1 filed October 6, 1997 (File No. 333-37235).

   (4) Incorporated by reference to the Company's Registration on Form S-1 filed April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(b) REPORTS ON FORM 8-K

      We filed or furnished the following reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended September 30, 2004:

      Current Report on Form 8-K dated and filed July 1, 2004 related to a press release dated July 1, 2004 announcing its revised guidance for the second quarter of 2004 and certain other information.

      Current Report on Form 8-K dated June 29, 2004 (filed July 9, 2004) announcing that it entered into a new $30.0 million senior secured revolving credit facility on June 29, 2004.

      Current Report on Form 8-K dated and filed July 15, 2004 announcing that its settlement with Koninklijke Philips Electronics on pending litigation involving allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite has been set aside by the California Superior Court.

      Current Report on Form 8-K dated and filed July 27, 2004 related to a press release dated July 27, 2004 announcing our financial results for the three and six months ended June 30, 2004 and certain other information.

      Current Report on Form 8-K dated and filed August 27, 2004 related to a press release dated August 25, 2004 announcing that Bruce Freyman, Amkor's then President and Chief Operating Officer, resigned from Amkor and announcing that John Boruch, Vice Chairman of Amkor, was appointed President and Chief Operating Officer.

      Current Report on Form 8-K dated August 19, 2004 (filed September 3, 2004) related to a press release dated August 24, 2004 announcing its acquisition of approximately 93.0% of the capital stock of Unitive Inc., a Delaware corporation on August 19, 2004 and the acquisition of approximately 60.0% of the capital stock of Unitive Semiconductor Taiwan Corporation on August 20, 2004.

      Current Report on Form 8-K dated September 29, 2004 (filed September 30,
2004) related to a press release dated September 29, 2004 announcing that its third quarter financial results are expected to be lower than prior guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

                              By: /s/ KENNETH T. JOYCE
                              --------------------------------------------------
                              Kenneth T. Joyce
                              Chief Financial Officer
                              (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

Date:  November 9, 2004