Form 10-K
period 2004-12-31
AMKOR TECHNOLOGY INC
filed 2005-03-29
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was approximately $834,369,470.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2005, was as follows: 178,718,405 shares of Common Stock, $0.001 par value.

Documents Incorporated by Reference: None.

     All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” All references in this Annual Report to “ASI” are to Anam Semiconductor, Inc. and its subsidiaries. As of December 31, 2004, we owned 2% of ASI’s outstanding voting stock. PowerQuad, SuperBGA, FlexBGA, ChipArray, PowerSOP, MicroLeadFrame, ETCSP, TapeArray, VisionPak and Amkor Technology are trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Digital Light Processing is a registered trademark of Texas Instruments, Inc.

PART I

Item 1. Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Operating Performance” in Item 7 of this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

     Amkor is one of the world’s largest subcontractors of semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services,

•	Maintaining a leading role in the design and development of new package and test technologies,

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies,

•	Developing expertise in high-volume manufacturing; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the U.S.

     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications. Our customers include, among others, Agilent Technologies, Atmel Corporation, International Business Machines Corp. (“IBM”), Infineon Technologies AG, Intel Corporation, Philips Electronics N.V., Samsung, ST Microelectronics PTE, Sony Semiconductor Corporation, Texas Instruments and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     Packaging and test are integral parts of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor wafers are cut into individual chips which are attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications.

Website Access to SEC Reports

     We maintain an Internet website at www.amkor.com. Our periodic SEC reports (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act) are accessible through our website, free of charge, as soon as reasonably practicable after such reports are filed electronically with or furnished to the SEC. To access these reports, go to our website at www.amkor.com/ir.

INDUSTRY BACKGROUND

     Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been three important consequences: (1) an increase in demand for computers and consumer electronics fostered by declining prices for such products; (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, communications equipment and automotive systems; and (3) an increase in the semiconductor content in electronic products. These consequences have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor assembly and test services.

Outsourcing Trends

     Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on subcontract providers to handle overflow volume. In recent years, semiconductor companies have increasingly outsourced their packaging and testing to subcontract providers, such as us, for the following reasons:

     Subcontract providers have developed expertise in advanced packaging and test technologies.

     Semiconductor companies are facing increasing demands for miniaturization and improved thermal and electrical performance in semiconductor devices. This trend, along with increasing complexity in the design of semiconductor devices and the increased customization of interconnect packages, has led many semiconductor companies to view packaging and test as an enabling technology requiring sophisticated expertise and technological innovation. As packaging and test technology becomes more advanced, many semiconductor companies have had difficulty developing adequate internal packaging and test capabilities and are relying on subcontract providers of packaging and test services as a key source of new package design and production.

     Subcontract providers can offer shorter time to market for new products because their resources are dedicated to packaging and test solutions.

     We believe that semiconductor companies are seeking to shorten the time to market for their new products, and that having the appropriate packaging technology and capacity in place is a critical factor in facilitating product introductions.

     Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or deploy the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of subcontract packaging and test companies to deliver their new products to market more quickly.

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

     As semiconductor process technology migrates to larger wafers and smaller feature size, a state-of-the-art wafer fabrication facility can cost in excess of $2 billion. Subcontractors have demonstrated the ability to deliver advanced packaging and test solutions at a competitive price, thus allowing semiconductor companies to focus their capital resources on core wafer fabrication activities rather than invest in advanced packaging and test technology.

     There are many semiconductor companies without factories, known as “fabless” companies, which design semiconductor chips and outsource all of the associated manufacturing.

     Fabless semiconductor companies focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process. We believe that fabless semiconductor companies will continue to be a significant driver of growth in the subcontract packaging and test industry.

     These outsourcing trends, combined with the growth in the number of semiconductor devices being produced and sold, are increasing demand for subcontracted packaging and test services. Today, nearly all of the world’s major semiconductor companies use packaging and test service subcontractors for at least a portion of their packaging and test needs.

COMPETITIVE STRENGTHS

     We believe our competitive strengths include the following:

Broad Offering of Package Design, Packaging and Test Services

     Integrating advanced semiconductor technology into electronic end products often poses unique thermal and electrical challenges, and Amkor employs a large number of design engineers to create package formats that solve these challenges. Amkor produces more than 1,000 package types, representing one of the broadest package offerings in the semiconductor industry. We provide customers with a wide array of packaging alternatives including leadframe and laminate packages, in both wirebond and flip chip formats. We are also a leading assembler of complementary metal oxide silicon (“CMOS”) image sensor devices used in digital cameras and cellular phones, and micro-electromechanical system (“MEMS”) devices used in a variety of end markets, including automotive, industrial and personal entertainment. We also offer an extensive line of services to test analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to reduce the number of their suppliers.

Leading Technology Innovator

     We believe that we are one of the leading providers of advanced wafer bumping, and semiconductor packaging and test solutions. We have designed and developed several state-of-the-art leadframe and laminate package formats including our MicroLeadFrame®, VisionPak™, PowerQuad®, SuperBGA®, fleXBGA® and ChipArray® BGA packages. Through Unitive, Inc. and Unitive Semiconductor Taiwan, companies that we acquired in August 2004, we offer advanced, electroplated wafer bumping and wafer level processing technologies. To maintain our leading industry position, we have more than 350 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies. We work closely with customers and technology partners to develop new and innovative package designs.

Long-Standing Relationships With Prominent Semiconductor Companies

     Our customer base consists of more than 300 companies, including most of the world’s largest semiconductor companies. Over the last three decades Amkor has developed long-standing relationships with many of our customers. In 2004, we entered into a long-term supply agreement with IBM in which we expect to provide a substantial majority of IBM’s outsourced semiconductor packaging and test. In addition, we are the sole outsourced packaging and test partner for digital micro-mirror devices used in Texas Instrument’s Digital Light ProcessingTM systems.

Advanced Manufacturing Capabilities

     We believe that our manufacturing excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing manufacturing capabilities, reduce time to market, increase quality and lower manufacturing costs. We believe our manufacturing cycle times are among the fastest available from any subcontractor of packaging and test services.

     Geographically Diversified Operational Base

     Since 2000, we have expanded our historical base of assembly and test operations in Korea and the Philippines to include China, Japan, Singapore, Taiwan and the U.S., and as a result we now have a broad geographical manufacturing base.

COMPETITIVE DISADVANTAGES

     You should be aware that our competitive strengths may be diminished or eliminated due to certain challenges faced by us and which our principal competitors may not face, including the following:

•	High Leverage — We have substantial indebtedness, and the associated interest expense significantly increases our cost structure. Our substantial indebtedness could limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements.

•	Difficulties Integrating Acquisitions — During 2004, we acquired test operations from IBM located in Singapore and acquired Unitive, Inc. and Unitive Semiconductor Taiwan. We face challenges as we integrate new and diverse operations and try to attract qualified employees to support our expansion plans.

     In addition, we and our competitors face a variety of operational and industry risks inherent to the industry in which we operate. For a complete discussion of risks associated with our business, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Operating Performance” in Item 7 of this Annual Report.

STRATEGY

     To build upon our industry position and to remain a preferred subcontractor of semiconductor packaging and test services, we are pursuing the following strategies:

Capitalize on Outsourcing Trend

     We believe that notwithstanding a tendency for outsourcing to slow during industry downturns, there remains a long-term trend towards more outsourcing on the part of semiconductor companies. We believe that many vertically integrated semiconductor companies reduce their investments in advanced packaging and test technology during industry downturns and increase their reliance on outsourced packaging and test suppliers for advanced package and test requirements. We also believe that as the semiconductor content of electronic end products increases in complexity, so will the need for the advanced package and test solutions. Accordingly, we expect semiconductor companies will expand their outsourcing of advanced semiconductor packaging and test services and we intend to capitalize on this growth. We believe semiconductor companies will increasingly outsource packaging and test services to companies who can provide advanced technology and high-quality, high-volume manufacturing expertise.

Leverage Scale and Scope of Packaging and Test Capabilities

     We are committed to accommodating the long-term outsourcing trend by expanding the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost-effective solutions to our customers in the following ways:

•	We have the capacity to absorb large orders and accommodate quick turn-around times,

•	We use our size and industry position to obtain favorable pricing on materials and manufacturing equipment, and

•	We offer an exceptionally broad range of packaging and test services and can serve as the primary supplier of such services for many of our customers.

     Maintain Our Technology Leadership

     We intend to continue to develop and commercialize leading-edge packaging technologies, including flip chip, system-in-package, package-on-package, stacked chip scale and wafer level packaging. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities through the following activities:

•	Collaborating with integrated device manufacturer customers, or IDM customers, to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy their future requirements,

•	Collaborating with original equipment manufacturers, or OEMs, such as Toshiba Corporation, Cisco Systems, Sony Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products, and

•	Collaborating with wafer foundry companies on future package needs for new wafer technologies.

     Broaden the Geographical Scope of our Manufacturing Base

     Prior to 2001, our manufacturing operations were centered in Korea and the Philippines. In order to diversify our operational footprint and better serve our customers, we adopted a strategy of expanding our operational base to key microelectronic manufacturing areas of Asia. During 2001, we commenced a joint venture with Toshiba Corporation in Japan and we established a manufacturing presence in Taiwan and China. Our goal is to continue to build operational scale in these new geographic locations and capitalize on growth opportunities in their respective markets. In January 2004, we purchased the remaining interest in our joint venture from Toshiba Corporation and, as of that date, we now own 100% of the operation. In May 2004, we acquired from IBM a testing facility in Singapore. In August 2004 we acquired Unitive, Inc. (“Unitive”), and approximately 60% of Unitive Semiconductor Taiwan Corporation (“UST”), leading providers of wafer bumping and wafer level packaging services, with operations in North Carolina and Taiwan, respectively.

     Provide Integrated, Turnkey Solutions

     We are able to provide a turnkey solution including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. We believe that this capability facilitates the outsourcing model by enabling our customers to achieve faster time to market for new products and improved cycle times.

     Strengthen Customer Relationships

     We intend to enhance our long-standing customer relationships and develop collaborative supply agreements. We believe that because of today’s shortened technology life cycles, integrated communications are crucial to speed time to market. We have customer support personnel located near the facilities of major customers and in acknowledged technology centers. These support personnel work closely with customers to plan production for existing packages as well as to develop requirements for the next generation of packaging technology. In addition, we implement direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information.

     Pursue Strategic Acquisitions

     We evaluate candidates for strategic acquisitions and joint ventures to strengthen our business and expand our geographic reach. We believe that there are opportunities to acquire in-house packaging operations of our customers and competitors. To the extent we acquire operations of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. For example, in May 2004 we acquired the Singapore test operations of IBM and contemporaneously entered into a long-term supply agreement with IBM. Under this long-term supply agreement, we will receive a substantial majority of IBM’s outsourced semiconductor assembly and test business through 2010.

PACKAGING AND TEST SERVICES

Packaging Services

     We offer a broad range of package formats designed to provide our customers with a full array of packaging solutions. Our packages are divided into two families: traditional, which includes principally traditional leadframe products, and advanced packages, which includes principally advanced leadframes and laminate products.

     In response to the increasing demands of today’s high-performance electronic products, semiconductor packages have evolved from traditional leadframe packages and now include advanced leadframe and laminate formats. The differentiating characteristics of these package formats include (1) the size of the package, (2) the number of electrical connections the package can support, (3) the thermal and electrical characteristics of the package, and (4) in the case of our System-in-Package family of laminate packages, the integration of multiple active and passive components in a single package.

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

     The following table sets forth by product type, for the periods indicated, the amount of our packaging and test net revenues in millions of dollars and the percentage of such net revenues:

	Year Ended December 31,
	2004		2003		2002
	(Dollars in millions)
Traditional packages	$352	18.5%	$340	21.2%	$391	27.8%
Advanced packages	1,367	71.9	1,124	70.1	915	65.1
Test	182	9.6	140	8.7	100	7.1

Total packaging and test net revenues	$1,901	100.0%	$1,604	100.0%	$1,406	100.0%

Our packaging and test business operates with no material backlog.

    Traditional Packages

     Traditional leadframe-based packages are the most widely used package family in the semiconductor industry and are typically characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. Two of our most popular traditional leadframe package types are SOIC and QFP, which support a wide variety of device types and applications. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design”, where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.

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

     One of our most successful advanced leadframe package offerings is the MicroLeadFrame® family of QFN, or Quad Flat No-lead packages. This package family is particularly well suited for radio frequency (“RF”) and wireless applications. Our smallest MicroLeadFrame® package design is less than 2mm square and can fit on the head of a pin.

   Laminate Packages

     The laminate family employs the ball grid array design, which utilizes a plastic or tape laminate substrate rather than a leadframe substrate, and places the electrical connections on the bottom of the package rather than around the perimeter.

     The ball grid array format was developed to address the need for higher lead counts required by many advanced semiconductor devices. As the number of leads on leadframe packages increased, leads were placed closer to one another in order to maintain the small size of the package. The increased lead density resulted in shorting and other electrical challenges, and required the development of increasingly sophisticated and expensive techniques for producing circuit boards to accommodate the high number of leads.

     The ball grid array format solved this problem by effectively creating leads on the bottom of the package in the form of small bumps or balls that can be evenly distributed across the entire bottom surface of the package, allowing greater distance between the individual leads.

     Our first package format in this family was the plastic ball grid array (“PBGA”). We have subsequently designed or licensed additional ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing. These laminate products include:

•	SuperBGA®, which includes a copper layer to dissipate heat and is designed for low-profile, high-power applications, and

•	TEPBGA-2, which is a standard PBGA with thicker copper layers plus an integrated heat slug and is designed for enhanced thermal performance in high power applications.

     We have also designed a variety of packages, commonly referred to as chip scale packages, or “CSP,” which are not much larger than the chip itself. Chip scale packages are becoming widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our chip scale packages include:

•	ChipArray®BGA and TapeArray™BGA, in which the package is only 1.5 mm larger than the chip itself, and

•	Wafer Level Package, which further reduces package size and increases manufacturing efficiency.

     Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as stacked packaging, permits a higher level of semiconductor density and more functionality. In addition, advance wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our stacked packages include:

•	Stacked CSP (“S-CSP”), which is similar to our ChipArray® BGA, except that S-CSP contains two or more chips placed on top of each other, and

•	Package-on-package (“POP”), which are extremely thin chip scale packages that can be stacked on top of each other.

   Other Advanced Packages

     Our customers are creating smaller and more powerful versions of semiconductor devices to meet demands for miniaturization of portable electronic products, higher performance applications and converging functionality. For many of these devices, the optimal packaging solutions use solder bumps instead of gold wire to form the electrical interconnect between the device and the package. These forms of packaging are called flip chip and wafer level packaging. We offer our customers turnkey flip chip solutions, including wafer probe, wafer bump, assembly, test and drop ship, on 200mm and 300mm wafers. An increasing number of devices, from diodes to DRAMs, use wafer level packaging. Most of these devices are small in size, with hundreds or thousands fabricated on each wafer. Our Wafer Level Chip Scale Packaging (“WLCSP”) service allows chip designers to integrate more technology at the wafer level, on a smaller footprint and with exceptional performance and reliability.

     To capitalize on customer demand for higher levels of system integration, we created our “System-in-Package” (“SiP”) modules. SiP modules integrate various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Most of our SiP packages are laminate based. Our SiP technology is being used to produce a variety of devices including power amplifiers for cellular phones and other portable communication devices, wireless local area network (“WLAN”) modules for networking applications, memory cards and sensors, such as fingerprint recognition devices.

     In order to accommodate the emerging use of digital imaging in a variety of consumer products, we developed VisionPak™, a family of CMOS image sensor-based packages that can be incorporated in such products as cellular phones, PDAs, digital cameras and PCs.

     We are also a leading outsourced provider of packages based on MEMS that are used in a broad range of industrial and consumer applications, including automobiles and home entertainment.

Test Services

     Amkor provides a complete range of test solutions including wafer probe, final test, strip test, marking, bake, drypack, and tape and reel. The devices we test encompass nearly all technologies produced in the industry today including digital, linear, mixed signal, memory, RF and integrated combinations of these technologies. In 2004, we tested over 2.4 billion units making us one of the highest volume testing companies in the subcontract packaging and test business. We tested 33%, 28% and 21% of the units that we packaged in 2004, 2003 and 2002, respectively. Historically, our test operations have been co-located within our packaging factories. In 2004, we acquired the Singapore test operations of IBM, including a 141,000 square foot leased facility.

     We are also an industry leader in providing innovative testing solutions that help to lower the total cost of test for our customers. Two examples of these innovative approaches are strip test and low cost RF test. Strip test involves parallel testing, in which large numbers of packaged units can be tested at one time, as compared to “singulated” testing in which individual packaged units are tested. With strip test, electronically isolated packaged units are tested in parallel, resulting in faster handler index times and higher throughput rates, thus reducing test cost and increasing test yield. In 2004, we strip tested approximately 735 million units.

     In the area of low cost RF test, we have developed one of the lowest cost test solutions in the industry for testing simple RF devices that are pervasive in today’s cell phones and WLAN products. This test approach combines inexpensive test hardware with integration software to achieve test costs that are significantly less costly than industry standard test practices. We believe that our low cost RF test technology provides a competitive advantage for us and, when it is combined with our System-in-Package and MicroLeadFrame® packaging technologies, offers our customers one of the industry’s lowest total cost solutions.

     We also provide value added engineering services in addition to basic device testing. These services include test program development, test hardware development, test program conversion to lower cost test systems, device characterization and reliability qualification testing. In total, we can provide all of the test engineering services needed by our customers to get their products ready for high volume production. We believe that this service will continue to become more valuable to our customers as they face resource constraints not only in their production testing, but also in their test engineering and development areas.

     In 2003, we strengthened our test operations in Taiwan and mainland China by entering into strategic alliances in each of these countries. We entered into these alliances in order to enhance our ability to provide test support for our growing packaging business and to provide our customers broader and more rapidly scalable test capacity.

WAFER FABRICATION SERVICES

     In January 1998, we entered into a supply agreement with ASI to market wafer fabrication services provided by ASI’s semiconductor wafer fabrication facility using 0.35 micron, 0.25 micron and 0.18 micron CMOS process technology provided by Texas Instruments pursuant to technology assistance agreements with ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all periods presented. In connection with the disposition of our wafer fabrication business, we recorded, in the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million ($51.5 million, net of tax).

RESEARCH AND DEVELOPMENT

     Our research and development efforts focus on developing new package products and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success factors in the semiconductor packaging and test market and also believe that we have a distinct advantage in this area. Our focus on research and development efforts enable us to enter markets early, capture market share and promote the adoption of our new package offerings as industry standards. These efforts also support our customers’ needs for smaller packages, increased performance, and lower cost. In addition, we license our leading edge technology, such as MicroLeadFrame®, to customers and competitors. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale and stack packages, MicroLeadFrame® and System-in-Package technologies.

     As of December 31, 2004, we had more than 350 employees in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2004, 2003 and 2002, we spent $36.7 million, $30.2 million and $35.9 million, respectively, on research and development.

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

     Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity,

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends,

•	Managing the start-up of specific packaging and test programs thus improving customers’ time to market,

•	Providing a continuous flow of information to our customers regarding products and programs in process,

•	Partnering with customers on concurrent design solutions,

•	Researching and assisting in the resolution of technical and logistical issues,

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs,

•	Providing guidance and solutions to customers in managing their supply chains,

•	Driving industry standards,

•	Providing design and simulation services to insure package reliability, and

•	Collaborating with our customers on continuous quality improvement initiatives.

Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, such as production yields, device specifications and quality indices, and

•	Connect our customers to our sales and marketing personnel worldwide and to our factories.

     Web-enabled tools provide our customers real time access to the status of their products, the performance of our manufacturing lines, and technical data they require to support their new product introductions.

CUSTOMERS

     As of February 28, 2005, we had more than 300 customers, including many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2004 based on revenues:

AMI Semiconductor, Inc.	Motorola, Inc.
Agere Technologies, Inc.	MStar Semiconductor, Inc.
Agilent Technologies	MTEKVISION Co., Ltd.
Altera Corporation	National Semiconductor Corporation
Analog Devices, Inc.	NEC Corporation Ltd.
Atmel Corporation	Nvidia Corporation
Austria Mikro Systeme	PMC — Sierra Inc.
Broadcom Corporation	Philips Electronics
Conexant Systems Inc.	Realtek Semiconductor Corporation
Core Logic Inc.	Renesas Technology (Hitachi)
eSilicon Corp.	R.F Micro Devices
ESS Technology Inc.	Ricoh Co., Ltd.
Fairchild Semiconductor Corporation	Robert Bosch GmbH
Infineon Technologies AG	Samsung Electronics Corporation, Ltd.
Integrated Device Technology, Inc.	Sanyo Electric Co., Ltd.
Intel Corporation	Silicon Image, Inc.
International Business Machines Corporation	Silicon Laboratories Inc.
Intersil Corporation	Skyworks Solutions, Inc.
Lattice Semiconductor Corporation	Sony Semiconductor Corporation
LSI Logic Corporation	SST International Ltd
Macronix International Co., Ltd.	ST Microelectronics PTE
Maxim Integrated Circuits	Standard Microsystems
Mediatek Inc.	Texas Instruments, Inc.
Microchip Technology Inc.	Toshiba Corporation
Micronas Semiconductor Holding AG	Xilinx, Inc

     Our services are available internationally. A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 22 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference to this Annual Report on Form 10-K. More than half of our overall net revenue comes from outside of the United States.

     For a discussion of risks attendant to our foreign operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Risk Factors That May Affect Future Operating Performance— Risks Associated with International Operations— We Depend on Our Factories in China, Japan, Korea, the Philippines, Singapore and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.” in Item 7 of this Annual Report.

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 11.6% and 14.7% of our consolidated net revenues for 2003 and 2002, respectively. Total net revenues derived from Toshiba were less than 10% in 2004. During 2004, our top five customers, including Toshiba, accounted for 26% of revenue. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived substantially all of our wafer fabrication revenues from Texas Instruments (TI), which due to our restatement, are no longer included in net revenues, but rather, as part of discontinued operations in the restated Consolidated Statements of Operations.

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

     For a discussion of additional risks associated with our materials and equipment suppliers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Operating Performance” in Item 7 of this Annual Report.

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

     We have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We currently do not expect capital expenditures or other costs attributable to compliance with environmental laws and regulations to have a material adverse effect on our business, results of operations or financial condition.

     For a discussion of additional risks associated with the environmental issues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Operating Performance — Environmental Regulations” in Item 7 of this Annual Report.

COMPETITION

     The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc. and its subsidiary ASE Test Limited, ASAT Ltd., STATS ChipPAC Ltd and Siliconware Precision Industries Co., Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

     The principal elements of competition in the subcontracted semiconductor packaging market include: (1) price, (2) available capacity, (3) quality, (4) breadth of package offering, (5) technical competence, (6) new package design and implementation, (7) manufacturing cycle times and (8) customer service. We believe that we generally compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

Acquisition of Intellectual Property Rights

     We maintain an active program to protect our investment in technology by acquiring intellectual property protection and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad. While our patents are an important element of our intellectual property strategy and our success, as a whole we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

     We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and trade names. We have promoted and will continue to promote our particular product brands through advertising and other marketing techniques.

Enforcement of Intellectual Property Rights

     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources (for example, refer to our Carsem litigation matter in Item 3. Legal Proceedings). We intend to license our intellectual property when it makes economic sense for us to do so, consistent with the licensing policies of the various domestic and international standards setting organizations of which we are a member. The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:

•	discontinue the use of certain processes,

•	cease the manufacture, use, import and sale of infringing products,

•	pay substantial damages,

•	develop non-infringing technologies, or

•	acquire licenses to the technology we had allegedly infringed.

     If we fail to obtain necessary licenses or if we are subjected to litigation relating to patent infringement or other intellectual property matters, our business could suffer.

EMPLOYEES

     As of December 31, 2004, we had 22,033 full-time employees. Of the total employee population, 17,614 were engaged in manufacturing, 2,444 were engaged in manufacturing support, 369 were engaged in research and development, 548 were engaged in marketing and sales and 1,058 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S., China, the Philippines, Singapore and Taiwan are not represented by a collective bargaining unit. Certain members of our factories in Korea and Japan are members of a union, and all employees at these factories are subject to collective bargaining agreements.

Item 2. Properties

     We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States. We believe that total quality management is a vital component of our advanced manufacturing capabilities. We have established a comprehensive quality operating system designed to: (1) promote continuous improvements in our products and (2) maximize manufacturing yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001:2000, ISO9002, ISO14001 and QS9000 certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. The size, location, and manufacturing services provided by each of our factories are set forth in the table below as of February 28, 2005.

	Approximate
	Factory Size
Location	(squarefeet)	Services
Our Factories
Korea
Seoul, Korea (K1)	670,000	Packaging services
		Package and process development
Pupyong, Korea (K3)	432,000	Packaging and test services
Kwangju, Korea (K4)	888,000	Packaging and test services

Philippines
Muntinlupa, Philippines (P1) (1)	576,000	Packaging and test services
		Packaging and process development
Muntinlupa, Philippines (P2) (1)	152,000	Packaging services
Province of Laguna, Philippines (P3) (1)	400,000	Packaging services
Province of Laguna, Philippines (P4) (1)	225,000	Test services

Taiwan
Lung Tan, Taiwan	335,000	Packaging and test services
Hsinchu, Taiwan	340,000	Packaging and test services
Hsinchu, Taiwan (2)	101,000	Wafer bump services

China
Shanghai, China (3)	170,000	Packaging and test services
Shanghai, China (4)	930,000	Construction-in-process

Japan
Kitakami, Japan (3)	163,000	Packaging and test services

Singapore
Kaki Bukit, Singapore (3)(5)	141,000	Test services

	Approximate
	Factory Size
Location	(squarefeet)	Services
United States
Wichita, Kansas (3)	30,000	Test services
Raleigh-Durham, NC (2)(3)	25,000	Wafer bump services

(1)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. Beginning July 1, 2003, these entities have been consolidated within the financial statements of Amkor, in accordance with FASB Interpretation No. 46. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(2)	Property acquired in August 2004.

(3)	Leased facility.

(4)	Property acquired in May 2004 and is expected to house both packaging and test operations when completed. We do not anticipate that the property will be completed during 2005.

(5)	Property acquired in May 2004.

     We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of fiscal 2004, we were productively utilizing the majority of the space in our facilities. We intend to expand our production capacity in 2005 and beyond as necessary to meet customer demand.

     Our operational headquarters is located in Chandler, Arizona, and our principal executive office, which is leased, is located in West Chester, Pennsylvania. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. During 2004, the West Chester location housed finance and accounting, legal, and information systems, and served as a satellite sales office for our eastern sales region. During 2005, the majority of the West Chester corporate functions will be transitioned to the Chandler, Arizona location, and as well to other locations, and thereafter the West Chester location will serve primarily as our principal executive office. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania, and Austin and Dallas, Texas), Cayman Islands, China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

Item 3. Legal Proceedings

     We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future.

     Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu’s claims, and granted our motion with respect to Cirrus Logic’s claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu’s second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses to our cross-complaint on or about November 1, 2004. We answered Fujitsu’s second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended cross-complaint. We filed a motion to dismiss certain claims in Cirrus Logic’s second amended cross-complaint on November 2, 2004; the Court denied our motion on November 23, 2004. Fujitsu answered Cirrus Logic’s second amended cross-complaint on or about November 5, 2004 by denying liability and asserting affirmative defenses; Sumitomo did likewise on December 3, 2004, and we did likewise on December 10, 2004. On or about December 9, 2004, Cirrus Logic filed a motion for summary adjudication on its claims against Fujitsu; the Court denied Cirrus Logic’s motion on March 1, 2005. On January 13, 2005, we filed motions for summary judgment and/or summary adjudication against Fujitsu’s claims and certain of Cirrus Logic’s claims against us. Sumitomo Bakelite filed motions for summary judgment and/or summary adjudication against Fujitsu’s claims on or about January 13, 2005, and against Cirrus Logic’s claims on or about February 10, 2005. The Court is scheduled to hear our and Sumitomo Bakelite’s motions on March 29, 2005. Fact discovery formally closed on July 16, 2004, and the parties will complete what remains outstanding in the expected near term. Expert discovery is ongoing and currently scheduled to conclude by April 1, 2005. A trial in this matter is set to begin on May 2, 2005, and is estimated by the parties to last 20 to 60 court days. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint to include claims for negligence and negligent misrepresentation against us and added ChipPAC Inc. (“ChipPAC”) and Sumitomo Bakelite as cross-defendants. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-

complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel’s third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses. Other defendants’ motions to dismiss concerning Atmel’s third amended cross-complaint were granted in part by the Court on January 25, 2005; Atmel has indicated that it intends to file a further amended pleading. Written and deposition discovery are ongoing, with expert discovery to follow. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite denied any liability. The parties completed fact and expert discovery. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined Sumitomo Bakelite’s share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips. In January 2005, Sumitomo Bakelite appealed the judgment against it.

     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. This charge was recorded in selling, general and administrative expenses in our consolidated statement of operations. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim’s amended complaint which the Court granted in full on July 6, 2004. Maxim filed a second amended complaint on or about August 5, 2004. We filed a motion to dismiss the second amended complaint on September 7, 2004, which the Court granted in part and denied in part on November 23, 2004. Maxim did not file a further amended pleading thereafter. Sumitomo Bakelite filed its answer to Maxim’s second amended complaint on or about January 3, 2005, asserting a general denial and affirmative defenses. We filed our answer denying liability and asserting affirmative defenses on January 10, 2005; we also filed cross-claims on that date against Sumitomo Bakelite for indemnification and breach of warranties. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in

January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild’s third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. The Court granted our motion to dismiss certain of Fairchild’s claims at a hearing on September 21, 2004. On October 7, 2004, we filed an answer to the remaining claims in Fairchild’s fourth amended complaint, denying liability generally and asserting affirmative defenses. We also filed a cross-complaint against Sumitomo Bakelite on October 7, 2004 seeking indemnification for its breaches of warranties. Sumitomo Bakelite answered Fairchild’s fourth amended complaint on or about October 8, 2004 and our cross-complaint on or about November 8, 2004, in both instances denying liability generally and asserting affirmative defenses. Written discovery is ongoing, with depositions and expert discovery to follow. Trial is currently scheduled to commence on November 7, 2005, and to last 15 court days. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Other Epoxy Mold Compound Matter

     In August 2004, we received an indemnification demand from one of our customers for alleged damages related to the Sumitomo Bakelite molding compound. The amount of damages claimed to date is $2.5 million, but the demand indicates that there may be future claims as well without specifying any amount. We have denied liability in this matter, given Sumitomo Bakelite’s written notice of this issue, and will defend ourselves accordingly, as necessary.

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

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued in March 2004. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual records. A trial date has been set for May 5, 2005. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we have recourse against Citizen.

     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in U.S. Patents the 133 and 278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004).

     In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the deferred payment of 1.4 billion yen. In May 2004, we filed our Answer to Request for Arbitration, Counterclaim and Request for Abeyance of Proceedings. In our Answer, we contend, among other things, that we do not have an obligation to make the deferred payment due to (i) our inability to perfect the rights assigned by Citizen under the License Agreement, and (ii) Citizen’s breach of its representations and warranties that it had all right and authority to assign its rights under the License Agreement to us.

     The ICC has confirmed an Arbitral Tribunal of three arbitrators. The parties have executed Terms of Reference in accordance with Article 18 of the ICC Rules of Arbitration, which outline the issues to be determined in the dispute, and the procedural rules to be applied by the Arbitral Tribunal. The parties are currently in the process of producing documents, submitting written witness and/or expert statements, and briefing the case in preparation for the hearing, all of which is scheduled to be completed in March 2005. The hearing on this matter has been scheduled for May 9th through 13th, 2005.

     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $68.8 million based on the spot exchange rate at December 31, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling.

     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the “Court”) against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate and continue to challenge the lack of jurisdiction ruling.

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However the judge did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the judge’s ruling reviewed by the full International Trade Commission. As a result of this petition, the U.S. International Trade Commission will review the Administrative Law Judge’s initial determination in its entirety. During February 2005 the full Commission of six members received briefing from Amkor, Carsem and the ITC’s investigative staff attorneys based on the existing evidentiary record. The Commission has extended the deadline for completing the investigation to March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “AMKR.” Public trading of the common stock began on May 1, 1998. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the Nasdaq National Market.

	High	Low
2004
First Quarter	$20.93	$12.87
Second Quarter	15.85	7.98
Third Quarter	5.88	3.34
Fourth Quarter	6.70	3.90
2003
First Quarter	$6.44	$4.13
Second Quarter	13.19	5.35
Third Quarter	18.50	13.47
Fourth Quarter	21.40	14.72

     There were approximately 229 holders of record of our common stock as of March 16, 2005.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Debt Securities

     On May 8, 2003, we sold $425.0 million of face value, 7.75% senior notes due 2013. The underwriters involved with this transaction were Citigroup Global Markets Inc., Deutsche Bank Securities and J.P. Morgan Securities Inc. The aggregate underwriting discount was 1.875%, or $8.0 million, other related transaction fees were $0.7 million and the final net proceeds to us were $416.3 million. These notes mature on May 15, 2013 and have an annual coupon rate of 7.75%. The issue price of the notes was 100% of face value. With the proceeds from this sale, together with cash on hand, we redeemed all of our outstanding 9.25% senior notes due 2006 on June 7, 2003. The price of this redemption was 104.625% of the principal amount then outstanding, together with accrued and unpaid interest, in accordance with the indenture governing the 9.25% senior notes due 2006. The aggregate redemption price was $448.6 million, including $19.7 million of redemption premium and $3.9 million of accrued interest. The 7.75% senior notes were sold in a private placement pursuant to Section 4(2) of the Securities Act and resold to qualified institutional buyers in reliance on Rule 144A and outside the United States in compliance with Regulation S under the Securities Act of 1933.

     In connection with the May 8, 2003 offering of the $425.0 million of 7.75% senior notes due 2013 (“original notes”), we entered into a registration rights agreement with the initial purchasers of the original notes in which we agreed to commence an exchange offer for the original notes. In the exchange offer, the original note holders were entitled to exchange their original notes for exchange notes (“exchange notes”), with substantially identical terms as the original notes. The terms of the exchange notes are identical in all material respects to those of the original notes except the exchange notes are not subject to transfer restrictions and holders of the exchange notes, with limited exceptions, have no registration rights. On July 10, 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission, which became effective October 22, 2003, to effect this exchange offer.

     On March 12, 2004, we sold $250.0 million of face value, 7.125% senior notes due March 2011. The underwriters involved with this transaction were Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. The aggregate underwriting discount was 1.07%, or $2.7 million, other related transaction fees were $0.8 million and the final net proceeds to us were $244.8 million (net of a $1.7 million debt discount). We used the net proceeds of the issuance to satisfy in full our $168.7 million outstanding term loan due 2006 and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125% annually and interest payments are due semi-annually. The 7.125% senior notes were sold in a private placement pursuant to Section 4(2) of the Securities Act and resold to qualified institutional buyers in reliance on Rule 144A and outside the United States in compliance with Regulation S under the Securities Act of 1933.

     In connection with the March 12, 2004 offering of the $250.0 million of 7.125% senior notes due 2011 (“original 2011 notes”), we entered into a registration rights agreement with the initial purchasers of the original notes in which we agreed to commence an exchange offer for the original 2011 notes. In the exchange offer, the original note holders were entitled to exchange their original notes for exchange notes (“2011 exchange notes”), with substantially identical terms as the original notes. The terms of the 2011 exchange notes are identical in all material respects to those of the original notes except the exchange notes are not subject to transfer restrictions and holders of the 2011 exchange notes, with limited exceptions, have no registration rights. We subsequently filed a Form S-4 Registration Statement with the Securities and Exchange Commission, which became effective July 2004, to effect this exchange offer. All $250.0 million of original 2011 notes were exchanged for the same aggregate principal amount of 2011 exchange notes pursuant to the exchange offer.

Equity Securities

     On November 5, 2003, we offered 7,000,000 shares of our common stock priced at $19.00 per share. The aggregate offering price for the 7,000,000 shares was $133.0 million. We also granted to the underwriters in the offering an option to purchase 1,050,000 additional shares to cover over-allotments. The transaction was underwritten through an underwriting syndicate comprised of Citigroup Global Markets Inc., Deutsche Bank Securities, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. In total, 7,375,000 shares were sold, including 375,000 over-allotment shares, for aggregate proceeds of $140.1 million.

     The aggregate underwriting discount was 4.5%, or $6.3 million, other related transaction fees were $0.3 million and the final net proceeds to us were $133.5 million. These net proceeds were used to repurchase $112.3 million in aggregate principal amount of our 5.00% convertible subordinated notes due 2007 and $17.0 million in aggregate principal amount of our 5.75% convertible subordinated notes due 2006. In connection with these redemptions, we paid an additional $2.8 million for associated premiums. This offering was made under a Form S-3 Registration Statement with the Securities and Exchange Commission, file no. 333-81334, for which the effective date was April 29, 2002.

EQUITY COMPENSATION PLANS

     The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     We have derived the selected historical consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, included elsewhere in this Annual Report.

     The summary consolidated financial data below reflects the following transactions on a historical basis: (i) our 2000 acquisitions of the ASI Korean factories for $950.0 million and equity investment in ASI of $459.0 million together with the related financing for the acquisitions and investment, (ii) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan Semiconductor Technology Corporation (a prior equity investment), (iii) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc and (iv) our 2004 acquisitions of the remaining 40% ownership interest in Amkor Iwate Corporation, certain assembly and test assets from IBM, 60% of Unitive Semiconductor Corporation and 100% of Unitive, Inc. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all the periods presented.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,901,279	$1,603,768	$1,406,178	$1,336,674	$2,009,701
Cost of revenues	1,533,447	1,267,302	1,310,563	1,284,423	1,442,320

Gross profit	367,832	336,466	95,615	52,251	567,381

Operating expenses:
Selling, general and administrative	214,338	175,569	175,159	187,472	174,407
Research and development	36,707	30,167	35,918	42,450	30,793
Loss (gain) on disposal of fixed assets, net	(322)	(586)	2,496	14,515	1,355
Amortization of goodwill and other acquired intangibles (a)	6,979	8,183	6,992	84,962	63,080
Special charges (b)	920	125	291,970	—	—

Total operating expenses	258,622	213,458	512,535	329,399	269,635

Operating income (loss)	109,210	123,008	(416,920)	(277,148)	297,746

Other (income) expense:
Interest expense, net	148,902	140,281	147,497	150,626	119,840
Foreign currency (gain) loss	6,190	(3,022)	906	872	4,812
Other (income) expense, net (c)	(24,444)	31,052	(1,014)	9,852	(60)

Total other expense	130,648	168,311	147,389	161,350	124,592

Income (loss) before income taxes, equity investment losses, minority interest and discontinued operations	(21,438)	(45,303)	(564,309)	(438,498)	173,154
Equity investment losses (d,e,f)	(2)	(3,290)	(208,165)	(100,706)	(20,991)
Minority interest (g)	(904)	(4,008)	(1,932)	(1,896)	—

Income (loss) from continuing operations before income taxes	(22,344)	(52,601)	(774,406)	(541,100)	152,163

Income tax provision (benefit) (h)	15,192	(233)	60,683	(84,613)	14,362

Income (loss) from continuing operations	(37,536)	(52,368)	(835,089)	(456,487)	137,801

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	54,566	8,330	5,626	16,352

Net income (loss)	$(37,536)	$2,198	$(826,759)	$(450,861)	$154,153

Basic income (loss) per common share:
From continuing operations	$(0.21)	$(0.31)	$(5.09)	$(2.91)	$0.95
From discontinued operations	—	0.32	0.05	0.04	0.11

Net income (loss) per common share	$(0.21)	$0.01	$(5.04)	$(2.87)	$1.06

Diluted income (loss) per common share:
From continuing operations	$(0.21)	$(0.31)	$(5.09)	$(2.91)	$0.91
From discontinued operations	—	0.32	0.05	0.04	0.11

Net income (loss) per common share	$(0.21)	0.01	$(5.04)	$(2.87)	$1.02

Shares used in computing basic income (loss) per common share	175,342	167,142	164,124	157,111	145,806
Shares used in computing diluted income (loss) per common share	175,342	167,142	164,124	157,111	153,223

Other Financial Data:
Depreciation and amortization	$230,344	$219,735	$323,265	$440,591	$323,811
Capital expenditures related to continuing operations	405,726	230,504	95,104	158,595	478,950

	December 31,
	2004	2003	2002	2001	2000
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$372,284	$313,259	$311,249	$200,057	$93,517
Working capital	346,956	337,917	163,498	139,097	62,311
Total assets	2,965,368	2,563,919	2,552,085	3,219,253	3,391,219
Total long-term debt	2,040,813	1,650,707	1,737,690	1,771,453	1,585,536
Total debt, including short-term borrowings and current portion of long-term debt	2,092,960	1,679,372	1,808,713	1,826,268	1,659,122
Stockholders’ equity	369,529	401,004	231,367	1,008,717	1,314,834

(a)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b)	During 2004, 2003 and 2002, we recorded $0.9 million, $0.1 million and $292.0 million of special charges, respectively. Special charges, in thousands, were comprised of:

	For the Year Ended December 31,
	2004	2003	2002
Corporate relocation expenses	$920	$—	$—
Lease termination and other exit costs	—	(1,886)	28,624
Contract termination fee	—	2,011	—
Impairment of long-lived assets	—	—	190,266
Impairment of goodwill	—	—	73,080

	$920	$125	$291,970

(c)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share and recorded an associated gain of $21.6 million. In 2003 we recognized a pre-tax loss of $37.8 million as a result of the early conversion of $425.0 million principal amount of our 9 1/4% senior notes due 2006, $29.5 million principal amount of our 9 1/4% senior notes due 2008, $17.0 million principal amount of our 5 3/4% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007. This loss is offset by a $7.3 million gain on the sale of our investment in an intellectual property company.

(d)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI.

(e)	During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI’s market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI.

(f)	Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting.

(g)	In 2003, 2002 and 2001, minority interest primarily reflects Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2004 minority interest primarily reflects the 40% minority ownership interest in Unitive Semiconductor Corporation, a Taiwan-based company in which we acquired a majority interest during August 2004.

(h)	During 2002, we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margin and operating performance, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance.” The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2004 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this Annual Report as well as other reports we file with the Securities and Exchange Commission.

Company Overview

     Amkor is one of the world’s largest subcontractors of semiconductor packaging and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services,

•	Maintaining a leading role in the design and development of new package and test technologies,

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies,

•	Developing expertise in high-volume manufacturing; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the U.S.

     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Inc., Atmel Corporation, IBM, Infineon Technologies AG, Intel Corporation, Philips Electronics N.V., Samsung, ST Microelectronics PTE, Sony Semiconductor Corporation, Texas Instruments Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.

     Packaging and test are integral parts of the semiconductor manufacturing process. Semiconductor manufacturing begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating individual chips on the wafers. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, the fabricated semiconductor wafers are cut into individual chips which are attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications.

     We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by Anam Semiconductor, Inc. (ASI). On February 28, 2003, we sold our wafer fabrication services business to ASI. We have restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all periods presented. Amkor was incorporated in 1997 in the state of Delaware as the successor-in-interest to various entities initially founded in 1970. References in this Annual Report to Amkor shall mean Amkor and, as applicable, its predecessor entities.

Our Expectations Regarding Future Business Conditions

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Based on industry estimates, from 1981 through 2004, there were 12 years when semiconductor industry growth, measured by revenue dollars, was 10% or less and 12 years when growth was 16% or greater. Since 1981, the semiconductor industry declined in 1985, 1996, 1998 and 2001. The semiconductor industry declined an unprecedented 32% in 2001, experienced a 1% growth in 2002 as compared to 2001, experienced 16% growth in 2003 as compared to 2002 and experienced 28% growth in 2004 as compared to 2003. The historical trends in the semiconductor industry are not necessarily indicative of the results of any future period. In considering industry growth estimates, we look at a group of nine leading industry analysts. These analysts have forecasted 2005 industry growth to range from negative 6% to positive 9%, with a median growth rate of 0%. These analysts have also forecasted 2006 industry growth to range from negative 9% to positive 16%, with a median growth rate of 5%. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy.

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

     Our first calendar quarter is typically a seasonally down quarter for us, and we currently expect packaging and test revenue for the first quarter of 2005 to range from 8% to 12% lower than packaging and test revenues for the fourth quarter of 2004. We expect that first quarter of 2005 gross margin will range from 10% to 12%. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Beginning in the second quarter of 2003, we began to experience increases in substrate material costs as a result of supply shortages. In the third quarter of 2003, substrate material costs stabilized at the higher price levels set during the second quarter of 2003. We have significantly enhanced our supply base and do not foresee substrate material availability as an ongoing issue. However, supply shortages may again occur in the future and in such an event, gross margins could be negatively impacted. In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted. Average selling prices for 2004 declined approximately 7% as compared to average selling prices in 2003. Average selling prices for 2003 declined approximately 6% as compared to average selling prices in 2002.

Results of Continuing Operations

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Gross profit	19.3	21.0	6.8
Operating income (loss)	5.7	7.7	(29.6)
Loss before income taxes, equity investment losses, minority interest and discontinued operations	(1.1)	(2.8)	(40.1)
Net loss from continuing operations	(2.0)	(3.3)	(59.4)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Revenues. Net revenues increased $297.5 million, or 18.6%, to $1,901.3 million in 2004 from $1,603.8 million in 2003. This increase in net revenues for 2004 was principally attributed to an overall unit volume increase of 30.1%. This increase in volume was driven by a 25.7% increase for advanced packages and a 37.0% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2004 declined approximately 7 % as compared to average selling prices in 2003. This decrease in overall average selling prices was driven by a 5% decrease in average selling prices for advanced packages and a 12% decrease in average selling prices for traditional packages. Revenue from our 2004 acquisitions (refer to “Significant Events—Our 2004 Acquisitions” below) accounted for 6.5% of our increase in net revenues for the twelve months ended December 31, 2004.

     Gross Profit. Gross profit increased $31.4 million, or 9.3%, to $367.8 million in 2004 from $336.5 million in 2003. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

     Gross margin as a percentage of net revenues decreased to 19.3% in 2004 from 21.0% in 2003. The decline of 1.7% is a result of average selling price erosion across our product lines, which decreased gross margin by approximately 2%, increased labor and overhead expenses, which decreased gross margin by approximately 1%, and a shift in product mix, which decreased gross margin by approximately 1%. Principally offsetting these negative impacts on gross margin was the benefit of positive operating leverage associated with increased unit volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $38.8 million to $214.3 million, or 11.3% of net revenues, in 2004 from $175.6 million, or 10.9% of net revenues, in 2003. During 2004, we experienced increased litigation costs of $14.1 million over the prior year related to our patent infringement and epoxy mold compound litigation matters. The remaining increase in our selling, general and administrative expenses was primarily due to (1) $18.0 million related to increased compensation costs and general business activity to support our overall business growth and increased compliance costs, (2) $5.8 million related to the operations of our 2004 acquisitions and (3) an increase in executive termination benefits of $0.9 million.

     Research and Development. Research and development expenses increased $6.5 million to $36.7 million, or 1.9% of net revenues, in 2004 from $30.2 million, or 1.9% of net revenues, in 2003. Our increase in our research and development expenses was primarily related to the establishment of a research and development center, during the three months ended March 31, 2004, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies. Our research and development efforts support our customers’ needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, wafer level packaging, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     Special Charges. During 2004, we recorded $0.9 million of special charges for severance and other expenses related to corporate relocation activities. During 2003, we recorded special charges of $0.1 million, net, related to a contract termination fee of $2.0 million (in order to terminate our commitment to purchase a tract of land adjacent to our Amkor Iwate facility) and a gain of $1.9 million related to the settlement of a pre-existing contingency.

     Other (Income) Expense. Other expenses, net, decreased $37.7 million, to $130.6 million, or 6.9% of net revenues, in 2004 from $168.3 million, or 10.5% of net revenues, in 2003. The net decrease, or favorable change, was primarily the result of debt retirement costs decreasing $34.9 million as compared to the prior year and gains from sale of ASI shares increasing $16.9 million over the prior year. Also contributing to this decrease was a $3.4 million legal settlement gain related to our claims against a software vendor incurred during 2004. In addition, in 2004 we did not incur the following, non-recurring charges that were incurred in 2003: (1) a $5.7 million non-recurring loss related to our ASI call options and (2) $2.3 million of other non-recurring charges.

     The above favorable changes of $63.2 were partially offset by the following unfavorable changes: (1) increased foreign currency losses of $9.2 million due to the depreciation of the U.S. dollar against many of the Asian currencies where we operate, (2) increased interest expense of $8.6 million and (3) a non-recurring gain from the prior year of $7.3 million related to the sale of our investment in an intellectual property company.

     Provision (Benefit) for Income Taxes. We recorded an income tax expense of $15.2 million in 2004, compared to an income tax benefit of $0.2 million in 2003. Our 2004 tax provision includes taxes relating to our profitable foreign tax jurisdictions, a provision of $6.5 million recorded in connection with new guidance issued by tax authorities relating to the taxation of our operations, and U.S. alternative minimum tax for which we do not anticipate a future benefit. The 2004 provision is partially offset by a non-recurring $2.8 million tax benefit as a result of a favorable ruling in a foreign jurisdiction. In 2004, we continued to record a valuation allowance for substantially all of our deferred tax assets generated. We will resume the recognition of deferred tax assets when we return to sustained profitability in our various tax jurisdictions. In 2003, we recorded a tax provision of $7.5 million related to our discontinued operations, for which we were able to record an offsetting tax benefit related to our continuing operations. We also reduced tax accruals, during 2003, by $20.0 million related to tax periods no longer open. These tax benefits were offset by taxes related to our profitable foreign tax jurisdictions.

     In connection with recent tax law changes, during the fourth quarter we realigned our corporate tax structure and repatriated approximately $172.0 million in earnings of foreign operations, which were offset by utilization of $172.0 million of our U.S. net operating loss carryforwards. At December 31, 2004, we have remaining U.S. net operating losses available to be carried forward totaling $271.5 million expiring between 2021 and 2024. Additionally, we have non-U.S. net operating losses available to be carried forward totaling $71.3 million that will begin to expire in 2005.

     The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carryforwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Equity Investment Losses. Our earnings include our share of losses in our equity affiliates in 2004 of $0.2 million, as compared to $3.3 million in 2003. Our 2003 equity investment losses are comprised primarily of our share of losses from our investment in ASI during the period January 1, 2003 through March 23, 2003. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time, and we then ceased the equity method accounting for our investment in ASI.

     Minority Interest. Minority interest expense was $0.9 million in 2004, as compared to $4.0 million in 2003. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million, eliminating the previous 40% minority interest related to this company. As of January 2004, we own 100% of Amkor Iwate. In addition, in August 2004 we acquired approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corp., and accordingly, now account for the 40% minority interest in consolidated statement of operations. Refer to Our 2004 Acquisitions below for further discussion related to these acquisitions.

    Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenues. Net revenues increased $197.6 million, or 14.1%, to $1,603.8 million in 2003 from $1,406.2 million in 2002. This increase in net revenues for 2003, excluding the impact of Amkor Iwate, was principally attributed to an overall unit volume increase of 19.9%. This increase in volume was driven by a 26.7% increase for advanced packages and an 11.5% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2003 declined 6% as compared to average selling prices in 2002. Our Japanese joint venture, Amkor Iwate, provided packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement on a cost plus basis during the term of the joint venture. This joint venture ended in January 2004. Accordingly, the revenues associated with this facility fluctuate proportionately with its costs. The revenues of Amkor Iwate increased $17.6 million in 2003 compared to 2002 due primarily to higher costs associated with a shift in product mix, and to a lesser extent, the weakening of the U.S. dollar relative to the Japanese yen.

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

     Gross Profit. Gross profit increased $240.9 million, or 251.9%, to $336.5 million in 2003 from $95.6 million in 2002. Our cost of revenues consists principally of costs of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

     Gross margins as a percentage of net revenues increased 14.2 percentage points to 21.0% in 2003 as compared to 6.8% in 2002 principally as a result of the following events at our factories, excluding Amkor Iwate:

•	Increased unit volumes contributed approximately 8 percentage points to the increase in gross margin.

•	Approximately 6 percentage points of the increase in gross margin was due to a reduction in depreciation costs of $101.6 million. $22.1 million of the reduced depreciation costs was attributable to the fixed asset impairment charge recorded during the second quarter of 2002, and approximately $46.1 million was the result of the change in estimated useful lives of certain packaging equipment beginning with the fourth quarter of 2002. The remaining decrease in depreciation costs is due to assets reaching fully depreciated status partially offset by an increase in depreciation costs related to capital expenditures.

•	Material cost savings contributed approximately 5 percentage points to the increase in gross margins.

The positive impacts on gross margins were partially offset by:

•	Average selling price erosion across our product lines caused an estimated 5 percentage points decline in gross margins.

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

     Special Charges. During 2003, we recorded $0.1 million of special charges, as compared to $292.0 million in 2002. During 2003, a contract termination fee of $2.0 million was paid in order to terminate our commitment to purchase a tract of land adjacent to our Amkor Iwate facility. Also during 2003, we recorded a gain of $1.9 million related to the settlement of a pre-existing contingency. During 2002, we recorded $292.0 million of special charges which are further discussed below under “Significant Events—2002 Special Charges.”

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

     Provision (Benefit) for Income Taxes. We recorded an income tax benefit of $0.2 million in 2003, as compared to an income tax provision of $60.7 million in 2002. In 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. Accordingly, in 2003, there was only a modest tax benefit resulting from our losses from continuing operations primarily because we continue to record a valuation allowance for substantially all of our deferred tax assets generated. Further, we recorded a tax provision of $7.5 million related to our discontinued operations, for which we were able to record an offsetting tax benefit related to our continuing operations. We also reduced tax accruals, during 2003, by $20.0 million related to tax periods no longer open. These tax benefits have been offset by taxes related to our profitable foreign tax jurisdictions.

     Equity Investment Losses. Our earnings include our share of losses in our equity affiliates in 2003 of $3.3 million, as compared to $208.2 million in 2002. In 2002, our earnings included our share of losses in our equity affiliates, principally ASI, in 2002 of $33.9 million and impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI’s market value. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI.

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

Significant Events

     Our Historical Relationship with ASI

     Historically, under a former supply agreement, we subcontracted for packaging and test services which were sourced from ASI’s factories in Korea. Beginning in May 2000 with the completion of our acquisitions of ASI’s packaging and test facilities, we no longer depend upon ASI for packaging or test services. In connection with the acquisition of the facilities, we committed to making equity investments in ASI and, as a result, accumulated a 42% ownership interest in ASI. In addition, under a former wafer fabrication services supply agreement, we purchased the wafer output of ASI’s wafer fabrication facility.

     As part of our strategy to sell our investment in ASI and to divest our wafer fabrication services business, we entered into the following series of transactions beginning in the second half of 2002:

•	In September 2002, we sold 20 million shares of ASI common stock to Dongbu Group in exchange for 5700 Korean won per share, the market value of ASI common stock as traded on the Korean Stock Exchange at the time we entered into the share sale agreement. We received $58.1 million in net cash proceeds and 42 billion won (approximately $34.2 million based on the spot exchange rate on the closing date) of interest bearing notes from Dongbu Corporation payable in two equal principal payments in September 2003 and February 2004. The Dongbu Group comprises Dongbu Corporation, Dongbu Fire Insurance Co., Ltd. and Dongbu Life Insurance Co., Ltd., all of which are Korean corporations and are collectively referred to herein as “Dongbu.” Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction. On September 30, 2003, we received 21 billion won (approximately $18.3 million based on the spot exchange rate on the transaction date), consisting of the principal amount due under the notes from Dongbu. The remaining principal, or 21 billion won (approximately $17.8 million based on the spot exchange rate on the transaction date), was received on February 10, 2004.

•	In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (“PMD”) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, we sold our entire ownership interest in Acqutek. PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

•	On February 28, 2003, we sold our wafer fabrication services business to ASI for $62 million. We negotiated the fair value of our wafer fabrication services business with ASI and Dongbu. The parties calculated fair value based on an assessment of projected cash flows discounted at a rate commensurate with the risk involved. We obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI.

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

     Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI’s common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI’s common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI’s common stock. On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

     On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million based on the spot exchange rate as of the transaction date, or $3.69 per share, and recorded an associated gain of $4.7 million during 2003. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option. In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share, and recorded an associated gain of $21.6 million. As of December 31, 2004, we had reduced our ownership in ASI to 4.6 million shares, or approximately 2% of ASI’s voting stock, with a carrying value of $12.9 million, including an unrealized gain of $0.3 million.

     The March and September 2003 call options discussed above allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI’s common stock destabilized as it sold its investment in ASI’s common stock into the market. All ownership rights and privileges associated with the 12 million shares of ASI’s common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution have put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

   Our 2004 Acquisitions

     In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. Also in January 2004, we paid approximately $2.0 million to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in special charges during the fourth quarter of 2003 related to this termination fee. Amkor Iwate provides packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement that provides for services that were performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba’s Iwate factory terminates January 2006.

     In May 2004, we acquired certain assembly and test assets from IBM and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. (“Xin Development Co., Ltd.”). The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 930,000 square foot building and associated 50-year land use rights located in China, and other intangible assets. The 930,000 square foot facility is classified as construction-in-process, and we currently do not anticipate facilitizing the building until 2006. These assets were acquired for the purposes of increasing our assembly and test capacity. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount). The short-term notes payable, and interest thereon of $4.6 million, was paid during the fourth quarter of 2004.

     In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc. (“Unitive”), based in North Carolina , and approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corp. (“UST”), a Taiwan-based joint venture between Unitive and various Taiwanese investors. In December 2004, we acquired the remaining 7% of Unitive Inc. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing. In addition, we assumed $24.9 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the maximum earn-out is $55.0 million, although our current estimate of this earn-out is zero. With respect to UST, we currently estimate the value of the earn-out will range from $0.0 million to $2.0 million. The earn-outs will be paid approximately one year after closing. The Unitive earn-out may be paid in either cash or stock, at our option. We also retain an option to acquire the remaining interest of approximately 40% of UST for a maximum of $18.0 million. This option expires 18 months after closing. However, if UST meets certain production-related goals prior to the expiration of the 18 month call option period, at the option of the minority interest holders we would be required to purchase the remaining interest of approximately 40% of UST for a maximum of $18.0 million. The results of Unitive and UST operations are included in our consolidated statement of operations beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively.

   Our 2002 Acquisitions

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The business acquired included manufacturing equipment, over 80 employees and intellectual property. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. Our results of operation were not significantly impacted by this acquisition.

   2002 Special Charges

     During 2002, we recorded $292.0 million of special charges. Special charges, in thousands, were comprised of:

Impairment of long-lived assets	$190,266
Impairment of goodwill	73,080
Lease termination and other exit costs	28,624

$291,970

     During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company’s packaging services. However, our test services assets and several packaging services assets:

•	did not contribute significantly to the growth experienced during the second quarter of 2002,

•	remained at low utilization rates relative to our projections and

•	were no longer expected to reach previously anticipated utilization levels.

In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.

     Based on our company-wide evaluation of underutilized assets, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2004, we have disposed of all of the identified test and packaging assets.

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

     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered, the demand from integrated device manufacturers for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expected that the demand for our test services on our existing technology platforms would return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expected that the demand for these package types would return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of this charge were as follows:

	Carrying	Fair	Impairment
	Value	Value	Charge
	(In thousands)
Test assets:
Property, plant and equipment and acquired intangibles	$95,400	$21,900	$73,500
Packaging assets:
Property, plant and equipment	157,700	59,600	98,100

	$253,100	$81,500	$171,600

     An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. Depreciation expense was reduced by $38.5 million during the six month period following the second quarter of 2002, by $60.4 million for the year 2003 and by $30.4 million for the year 2004. The impact to depreciation expense diminishes quarterly as these assets reach the end of their respective useful lives.

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances, including when a significant adverse change in the business climate occurs and when long-lived assets are tested for recoverability. Accordingly we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. During 2004 and 2003, we performed our annual review of goodwill for impairment. Based on our review, we concluded that goodwill was not impaired.

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

•	Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility,

•	Merging our factory operations in Taiwan into a single location, and

•	Consolidating select U.S. office locations and closing our San Jose test facility.

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

2003 and $47.9 million in 2004. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

•	historical experience,

•	expected future cash flows,

•	prevailing industry practice,

•	consultations with an independent appraisal firm, and

•	consultations with equipment manufacturers.

     We believe that our principal competitors depreciate their packaging assets over periods of six to eight years.

Quarterly Results

     The following table sets forth our unaudited restated consolidated financial data, including as a percentage of our net revenues, for the last eight fiscal quarters ended December 31, 2004. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the semiconductor packaging businesses acquired from Unitive, Inc. and Unitive Semiconductor Taiwan Corporation in 2004 are included in the consolidated financial data from the date of the acquisitions.

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

     During the fourth quarter of 2003, we recorded a gain, in other expense, net, of $7.3 million related to the sale of our investment in an intellectual property company, which is included in other expense, net.

     During the second quarter of 2004, we recorded a gain of $21.6 million related to our sale of 10.1 million shares of ASI common stock, which is included in other expense, net.

     The calculation of basic and diluted per share amounts for each quarter is based on the average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income (loss) per share.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$453,254	$490,843	$492,536	$464,646	$458,906	$423,784	$377,947	$343,131
Cost of revenues	379,812	403,076	397,761	352,798	344,685	322,369	303,686	296,562

Gross profit	73,442	87,767	94,775	111,848	114,221	101,415	74,261	46,569

Operating expenses:
Selling, general and administrative	54,845	53,236	54,079	52,178	46,963	43,977	43,206	41,423
Research and development	9,166	8,664	9,900	8,977	7,491	7,882	7,185	7,609
Loss (gain) on disposal of assets, net	168	(292)	(206)	8	284	(148)	(791)	69
Amortization of goodwill and other acquired intangibles	1,947	1,867	1,837	1,328	2,080	2,035	2,038	2,030
Special charges	(580)	—	—	1,500	125	—	—	—

Total operating expenses	65,546	63,475	65,610	63,991	56,943	53,746	51,638	51,131

Operating income (loss)	7,896	24,292	29,165	47,857	57,278	47,669	22,623	(4,562)
Other expense, net	42,800	39,044	13,650	35,154	27,192	36,998	67,955	36,166

Income (loss) before income taxes, equity investment gain (loss), minority interest and discontinued operations	(34,904)	(14,752)	15,515	12,703	30,086	10,671	(45,332)	(40,728)
Equity investment gain (loss)	(4)	12	(10)	—	265	—	73	(3,628)
Minority interest	717	(1,266)	3	(358)	(1,873)	(1,809)	(475)	149

Income (loss) from continuing operations before income taxes	(34,191)	(16,006)	15,508	12,345	28,478	8,862	(45,734)	(44,207)

Provision for income taxes (benefit)	1,901	6,328	5,528	1,435	5,839	(6,908)	5,013	(4,177)

Income (loss) from continuing operations	(36,092)	(22,334)	9,980	10,910	22,639	15,770	(50,747)	(40,030)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	—	—	—	—	54,566

Net income (loss)	$(36,092)	$(22,334)	$9,980	$10,910	$22,639	$15,770	$(50,747)	$14,536

Basic and diluted income (loss) per common share:
from continuing operations	$(0.21)	$(0.13)	$0.06	$0.06	$0.13	$0.09	$(0.31)	$(0.24)
from discontinued operations	—	—	—	—	—	—	—	0.33

Net income (loss) per common share	$(0.21)	$(0.13	$0.06	$0.06	$0.13	$0.09	$(0.31)	$0.09

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.8	82.1	80.8	75.9	75.1	76.1	80.4	86.4

Gross profit	16.2	17.9	19.2	24.1	24.9	23.9	19.6	13.6

Operating expenses:
Selling, general and administrative	12.1	10.8	11.0	11.3	10.3	10.4	11.4	12.1
Research and development	2.0	1.8	2.0	1.9	1.6	1.8	1.9	2.2
Loss (gain) on disposal of assets, net	—	(0.1)	(0.1)	—	—	—	(0.2)	—
Amortization of goodwill and other acquired intangibles	0.4	0.4	0.4	0.3	0.5	0.5	0.5	0.6
Special charges	—	—	—	0.3	—	—	—	—

Total operating expenses	14.5	12.9	13.3	13.8	12.4	12.7	13.6	14.9

Operating income (loss)	1.7	5.0	5.9	10.3	12.5	11.2	6.0	(1.3)
Other expense, net	9.4	8.0	2.7	7.6	5.9	8.7	18.0	10.5

Income (loss) before income taxes, equity investment gain (loss), minority interest and discontinued operations	(7.7)	(3.0)	3.2	2.7	6.6	2.5	(12.0)	(11.8)
Equity investment gain (loss)	—	—	—	—	—	—	—	(1.1)
Minority interest	0.2	(0.3)	—	(0.1)	(0.4)	(0.4)	(0.1)	—

Income (loss) from continuing operations before income taxes	(7.5)	(3.3)	3.2	2.6	6.2	2.1	(12.1)	(12.9)

Provision for income taxes (benefit)	0.4	1.3	1.2	0.3	1.3	(1.6)	1.3	(1.2)

Income (loss) from continuing operations	(7.9)	(4.6)	2.0	2.3	4.9	3.7	(13.4)	(11.7)

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	—	—	—	—	15.9

Net income (loss)	(7.9)%	(4.6)%	2.0%	2.3%	4.9%	3.7%	(13.4)%	4.2%

Liquidity and Capital Resources

     Our ongoing primary cash needs are for debt service, equipment purchases and working capital. Our cash and cash equivalents balance as of December 31, 2004 was $372.3 million, and we had $29.7 million available under our $30.0 million senior secured revolving credit facility. The amount available under our senior secured revolving credit facility at December 31, 2004 was reduced by $0.3 million related to outstanding letters of credit. We believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to meet our projected capital expenditures, debt service and working capital requirements for at least the next twelve months. We have $233.0 million and $146.4 million of convertible subordinated notes due in 2006 and 2007, respectively (see Debt Instruments and Related Covenants below). We are evaluating alternatives to repay or refinance these obligations.

     In the event we decide to consummate additional business combinations, we may require additional cash and we cannot assure that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes, senior subordinated notes and senior secured credit facilities significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us.

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2004 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(In thousands)
Operating activities from continuing operations	$216,614	$176,346	$113,175
Investing activities from continuing operations	(393,694)	(167,096)	(54,565)
Financing activities from continuing operations	235,175	(22,012)	(11,382)
Discontinued operations	111	13,284	62,631

     Cash flows from continuing operating activities: Our 2004 cash flows from continuing operating activities increased $40.3 million to $216.6 million in 2004, from $176.3 in 2003. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, partially offset by our increased needs for working capital.

     The primary contributors to operating cash flows from continuing operations in 2004 were $193.6 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a decrease in accounts receivable of $53.8 million (primarily due to the timing of a Japanese holiday occurring at the end of the prior year which then impeded cash collections), an increase in other long-term liabilities of $26.3 million (primarily due to an increase in our Korean severance liability) and a $11.8 million increase in accrued expenses. These sources were primarily offset by a $34.0 million decrease in accounts payable and a $32.1 million increase in inventory levels.

     Cash flows from continuing investing activities: Our 2004 cash flows used in continuing investing activities increased by $226.6 million over the prior year, to $393.7 million, primarily due to a $175.2 million increase in capital expenditures from $230.5 million in 2003 to $405.7 million in 2004. In addition to cash used for capital expenditures, we paid $61.1 million in cash during 2004 related to business acquisitions, as discussed below. These cash outflows were offset by an increase of proceeds from our net sales of investments and sales of fixed assets of $10.2 million.

     The following business acquisitions, which are more fully discussed below under Capital Expenditures and Acquisitions,

occurred during 2004:

•	In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. We now own 100% of Amkor Iwate.

•	In May 2004, we acquired certain assembly and test assets from IBM and Xin Development Co., Ltd. The purchase price was valued at approximately $138.1 million, of which $121.6 million of notes payable was subsequently paid in November 2004, and accordingly, is included in financing cash flows.

•	In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc. (“Unitive”), based in North Carolina, and acquired approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation (“UST”). In December 2004, we acquired the remaining 7% of Unitive. The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing. In addition, we assumed $24.9 million of debt and also now have contingent earn-out provisions related to Unitive and UST (refer to further discussion below under Capital Expenditures and Acquisitions).

During 2003 and 2004, we completed the following transactions to continue the liquidation of our investment in ASI:

•	On March 24, 2003, we irrevocably sold a block of 7 million shares of ASI common stock to a financial institution for approximately $19.5 million. We also entered into a nondeliverable call option for $6.8 million. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds.

•	On September 17, 2003, we sold an additional 5 million shares of ASI common stock for approximately $18.5 million. We also entered into a nondeliverable call option for $6.5 million. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds.

•	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million (or $49.4 million net of transaction costs), reducing our ownership in ASI to approximately 2%, or 4.6 million shares.

     Cash flows from continuing financing activities: Our 2004 net cash inflows from continuing financing activities were $235.2 million, an increase of $257.2 million, as compared to $22.0 million of outflows for 2003.

During 2004, significant sources of cash from financing activities were as follows:

•	In March 2004, we received $245.2 million of net proceeds from the sale of senior notes due 2011, and

•	In October 2004, we received $288.8 million of net proceeds from entering into a new $300.0 million term loan credit facility due 2010.

     Cash received from financing activities during 2004 was offset by the following uses of cash:

•	In March 2004, we repaid our $168.7 million senior secured term loan due in 2006 with the proceeds from the sale of our $250.0 million of senior notes due 2011, and

•	In November 2004, we paid notes payable of $121.6 million related to our 2004 business acquisition from IBM and Xin Development Co., Ltd.

We engaged in these significant financing activities to enhance our financial flexibility. These transactions and the related financial instruments are discussed in greater detail below.

Debt Instruments

   Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
Term loan, LIBOR plus 4.5% due October 2010	300,000	—
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.5 million	248,454	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $0.5 million	15,675	—
Other debt	53,909	35,725

	2,092,960	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(52,147)	(28,665)

	$2,040,813	$1,650,707

     We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, with such payments principally for interest. For the year ended 2004, interest expense payable in cash was $145.9 million. As discussed in Note 23 of Notes to Consolidated Financial Statements, certain of our subsidiaries guarantee our senior notes and senior subordinated notes.

     2004 Significant Financing Activities:

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

     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit, which had been scheduled to mature in October 2005. At December 31, 2004, there was $29.7 million available under this Facility.

     In October 2004, we entered into a new $300.0 million term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the term loan are available for working capital and general corporate purposes.

     In November 2004, we paid $121.6 million of notes payable related to our 2004 acquisition from IBM and Xin Development Co., Ltd.

Capital Expenditures and Contractual Obligations

     We have estimated first quarter capital expenditures of $50 million and we currently estimate that 2005 capital expenditures will be between $150 million and $300 million. Ultimately, the amount of our 2005 capital expenditures will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing.

     A summary of our contractual obligations as of December 31, 2004 is as follows:

		Payment Due by Year Ending December 31,
			2006 -	2008 -	After
	Total	2005	2007	2009	2010
			(In thousands)
Total debt, including capital leases	$2,092,960	$52,148	$391,812	$674,658	$974,342
Purchase obligations (1)	110,976	110,976	—	—	—
Operating lease obligations	122,768	13,747	20,804	14,416	73,801
Other long-term obligations (2)	—	—	—	—	—

Total contractual obligations (3)	$2,326,704	$176,871	$412,616	$689,074	$1,048,143

(1)	Includes $62.1 million of capital-related purchase obligations.

(2)	Our other noncurrent liabilities as of December 31, 2004 were $109.3 million. These other noncurrent liabilities included $102.9 million related to pension and severance obligations, which are not included in the above chart due to the lack of contractual certainty as to the timing of payment.

(3)	Included in accrued expenses at December 31, 2004, and not included above, is the payment withheld from Citizen Watch Co., Ltd. of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004). Refer to discussion under Our 2002 Acquisitions.

Off-Balance Sheet Arrangements

     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2004.

Other Contingencies

     We refer you to Item 3. Legal Proceedings for a discussion of our contingencies related to our mold compound litigation, patent-related litigation and other litigation matters. We are currently a party to these various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed under Item 1, on our financial position or overall results of operations could change in the future.

     In addition, on October 12, 2004, we announced that the Securities and Exchange Commission (“SEC”) is conducting an informal inquiry into trading in the securities of Amkor Technology, Inc. We believe that the inquiry relates to transactions in our securities by certain individuals, which may include certain insiders, during 2004. In connection with the informal inquiry, we have received requests from the SEC to voluntarily produce documents and other relevant information concerning these matters, and we are cooperating with these requests. The SEC has advised us that the inquiry should not be construed as either an indication by the SEC that any violations of law have occurred, or as an adverse reflection upon any person, entity or security.

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

     Revenue Recognition and Risk of Loss. We recognized revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which supersedes SAB 101. SAB 104 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee if fixed or determinable and (4) collectibility is reasonably assured. Our revenues from packaging semiconductors and performing test services are recognized upon completion of the services and shipment. We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. Prior to the sales of our wafer fabrication services business on February 28, 2003, we recorded wafer fabrication services revenues upon shipment of completed wafers.

     Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from examinations related to our transfer pricing and local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and non-U.S. jurisdictions. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Additionally, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. In 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. We will resume the recognition of deferred tax assets when we return to sustained profitability in the related tax jurisdictions.

     Valuation of Long-Lived Assets. We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the asset,

•	significant negative industry or economic trends, and

•	our market capitalization relative to net book value.

     Upon the existence of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a long-lived asset, excluding goodwill, is considered impaired when the anticipated undiscounted cash flows are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Due to the existence of certain of the aforementioned indicators of impairment, we conducted a review in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” during the second quarter of 2002. As a result of this analysis, we identified $19.8 million of packaging and test fixed assets to be disposed and recognized an $18.7 million impairment charge to reduce the carrying values to their fair values less costs to sell. In addition, we recognized a $171.6 million impairment charge to reduce test and certain packaging assets that were to be held and used to their fair values based on projected cash flows discounted at a rate commensurate with the risk involved.

     In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortization of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill as of January 1, 2002 and then on an annual basis or between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets.

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

     Our depreciation accounting policy requires estimation of the useful lives of the assets to be depreciated as well as adoption of a method of depreciation. We have historically calculated depreciation using the straight-line method over the estimated useful lives of the depreciable assets. We have historically estimated the useful lives of our machinery and equipment to be three to five years, with the substantial majority of our packaging assets having estimated useful lives of four years. Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain of our packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage and consistent with other companies in our industry. We did not extend the useful lives of the packaging equipment associated with the second quarter impairment charge based on our expected use of that equipment and the associated cash flows. This change reduced depreciation expense by $38.5 million during the six month period following the second quarter of 2002, by $60.6 million for the year 2003 and by $47.9 for the year 2004. Our decision to change the estimated useful lives of such packaging equipment was based on the following:

•	historical experience,

•	expected future cash flows,

•	prevailing industry practice,

•	consultations with an independent appraisal firm, and

•	consultations with equipment manufacturers.

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

     Regarding our epoxy mold compound litigation matter, claims against us may run in excess of $100 million. We have concluded that a loss is not probable, and are currently unable to estimate the amount or range of loss that could result in the event of an unfavorable outcome of this pending litigation. Accordingly, we have not provided any amounts in our consolidated financial statements for legal contingencies. While we have incurred significant legal expenses in defense of this matter during 2004 and 2003, we have been unable to reasonably estimate such costs in advance, and accordingly, we have expensed all legal costs in the period such services are provided.

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

     Evaluation of Equity Investments. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of semiconductor companies’ stocks, including ASI and its competitors, have experienced significant volatility during the past several years. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI’s market value.

     Valuation of Inventory. We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and accordingly if we believe that it is probable that we will not be able to recover such costs we adjust our reserve estimate. Additionally, our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

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

     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at December 31, 2004 and 2003, a 20% change in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk:

As of December 31, 2004:

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
			(In thousands)
20% increase in foreign exchange rate	$—	$1,878	$—	$304	$—
20% decrease in foreign exchange rate	2,266	—	2,740	—	1,980

In addition, at December 31, 2004 we had other foreign currency denominated liabilities, including denominations of the Euro, Singapore dollar and Swiss franc, whereby a 20% decrease in the related exchange rates would result in an aggregate $2.6 million of additional foreign currency risk.

As of December 31, 2003:

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
			(In thousands)
20% increase in foreign exchange rate	$—	$3,954	$—	$3,718	$315
20% decrease in foreign exchange rate	3,269	—	2,041	—	—

   Interest Rate Risks

     We have interest rate risk with respect to our long-term debt. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Our variable rate debt principally consists of short-term borrowings and our secured $300 million secured term loan, as well as our $30.0 million revolving line of credit, of which $29.7 million was available at December 31, 2004 as a result of letters of credit issued against this facility. The fixed rate debt consisted of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2003, we had a total of $1,679.4 million of debt of which 88.1% was fixed rate debt and 11.9% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2004.

	Year Ending December 31,
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$25,697	$236,729	$152,049	$472,819	$200,623	$674,037	$1,761,954	$1,713,620
Average interest rate	5.4%	5.7%	5.0%	9.2%	10.5%	7.5%	7.8%
Variable rate debt:	$26,451	$2,166	$868	$608	$608	$300,305	$331,006	$331,006
Average interest rate	0.7%	2.6%	2.6%	2.6%	2.6%	6.9%	6.3%

   Equity Price Risks

     Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. During the fourth quarter of 2003, we repurchased $112.3 million of our 5.00% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

     The following section discloses the known material risks facing Amkor. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected.

     This report contains forward-looking statements regarding our expected performance that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries, and Industry Downturns Harm Our Performance.

     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business and operating results. We are currently experiencing a downturn in the semiconductor industry, which has negatively impacted our revenues, margins and net loss. A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated customer orders, which are difficult to estimate due to the industry downturn. Our customers’ aggregate forecasts have weakened considerably during 2004 in connection with a greater level of uncertainty regarding end-market demand. This trend is materially hindering our visibility into revenue, the mix of that revenue, capacity utilization and the pricing environment. In addition, our fixed operating costs and excess capacity have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive, Inc. and Unitive Semiconductor Taiwan Corporation in August 2004. We

cannot predict if and when industry conditions will improve. If industry conditions do not improve, we could sustain significant losses, which could materially impact our business including our liquidity.

Fluctuations in Operating Results — Our Results Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

     Many factors could materially and adversely affect our revenues, gross profit and operating results, or lead to significant variability of quarterly or annual operating results. Our profitability is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs. Our operating results have varied significantly from period to period. During the three-year period ended December 31, 2004, our revenues, gross margins and operating income have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization;

•	declines in average selling prices;

•	changes in the mix of semiconductor packages;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	high leverage and restrictive covenants;

•	international events that impact our operations and environmental events such as earthquakes; and

•	difficulties integrating acquisitions and our ability to attract qualified employees to support our geographic expansion.

     We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. These factors, as well as the factors set forth below which have not significantly impacted our recent historical results, may impair our future business operations and may materially and adversely affect our revenues, gross profit and operating results, or lead to significant variability of quarterly or annual operating results:

•	the availability and cost of financing for expansion;

•	loss of key personnel or the shortage of available skilled workers;

•	rescheduling and cancellation of large orders;

•	warranty and product liability claims;

•	intellectual property transactions and disputes; and

•	fluctuations in our manufacturing yields.

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Products.

     Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2004, as compared to 2003, the decline in average selling prices eroded margins by 7%. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer.

High Leverage and Restrictive Covenants — Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations under the Notes.

     Substantial Leverage. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2004, our total debt balance was $2,093.0 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

     Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

     Ability to Service Debt and Fund Other Liquidity Needs. We cannot assure you that our business will generate cash in an amount sufficient to enable us to service our debt or to fund our other liquidity needs, and if we fail to do so, our business could be materially and adversely affected. Our cash and cash equivalents balance as of December 31, 2004 was $372.3 million. Of our total debt balance as of December 31, 2004 of $2,093.0 million, $52.1 million represented short-term borrowings and the current portion of long-term debt. We have $233.0 million and $146.4 million of debt due in 2006 and 2007, respectively (see Debt Instruments and Related Covenants). We are evaluating alternatives to repay or refinance these specific obligations. Overall, if we are unable to generate sufficient cash to service our debt or to fund our other liquidity needs, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Absence of Backlog – The Recent Decrease in Customer Demand has Adversely Affected Our Revenues.

     Our packaging and test business does not typically operate with any material backlog. Our quarterly net revenues from packaging and test are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services. Recently, our customers’ forecasts have declined and our customers have provided lower-than-expected support for these forecasts, which has led to a decrease in our revenues and an increase in raw materials inventory. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we have been unable to adjust costs in a timely manner to compensate for the revenue shortfall, which has adversely affected our margins and net loss. If customer demand does not increase, our business and operating results will be materially and adversely affected.

Risks Associated With International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines, Singapore and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.

     We provide packaging and test services through our factories and other operations located in the China, Japan, Korea, the Philippines, Singapore and Taiwan. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

•	regulatory limitations imposed by foreign governments;

•	fluctuations in currency exchange rates;

•	political, military and terrorist risks;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences resulting from changes in tax laws.

Difficulties Integrating Acquisitions — We Face Challenges as We Integrate New and Diverse Operations and Try to Attract Qualified Employees to Support Our Expansion.

     As a result of our geographic expansion and our business strategy to evaluate strategic acquisitions, we have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own manufacturing, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future acquisitions and expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If The Cost, Quality or Supply of Materials or Equipment Changes Adversely.

     We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers, all of which we may terminate at our option with 90-days notice. Furthermore, we purchase the majority of our materials on a purchase order basis. From time to time, we enter into supply agreements, generally up to one year in duration, to guarantee supply to meet projected demand. Such agreements may be terminated at the option of either party with 90-days written notice. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: (1) in a timely manner, (2) in sufficient quantities, (3) in acceptable quality or (4) at competitive prices.

     The average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.

Capital Expenditures — We Believe We Need To Make Substantial Capital Expenditures, Which May Adversely Affect Our Business.

     We believe that our business requires us to incur significant capital expenditures in order to address what we believe is an overall trend in outsourcing of assembly and test. Our capital expenditures for the year ended 2004 were $405.7 million. We have estimated first quarter capital expenditures of $50 million and we currently estimate that 2005 capital expenditures will be between $150 million and $300 million. Ultimately, the amount of our 2005 capital expenditures will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. Our capital expenditure requirements may strain our cash and short-term asset balances, and we expect that the depreciation expenses and, to a lesser extent, factory operating expenses associated with our capital expenditures to increase production capacity, will put downward pressure on our near-term gross margin. In addition, there can be no assurance that we will be able to recover these expenditures with future revenue.

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

     We are currently a party to various legal proceedings, including those described in Item 3 ..Legal Proceedings in this Annual Report on Form 10-K. As more fully described therein, recently we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. While we have filed cross-claims for indemnification against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective epoxy mold compound, should the epoxy mold compound be found to be defective, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite Co., Ltd. if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any or all of the various legal proceedings, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. The estimate of the potential impact from these legal proceedings on our financial position or results of operations could change in the future.

Rapid Technological Change — Our Business Will Suffer If We Cannot Keep Up With Technological Advances in Our Industry.

     The complexity and breadth of semiconductor packaging and test services are rapidly changing. As a result, we expect that we will need to offer more advanced package designs in order to respond to competitive industry conditions and customer requirements. Our success depends upon our ability to develop and implement new manufacturing processes and package design technologies. The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types, which could adversely affect our ability to meet customer orders.

     Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design or obtain access to advanced package designs developed by others, our business could suffer.

Competition — We Compete Against Established Competitors in the Packaging and Test Business.

     The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

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

Protection of Intellectual Property — We May Become Involved in Intellectual Property Litigation.

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

     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:

•	discontinue the use of certain processes;

•	cease the manufacture, use, import and sale of infringing products;

•	pay substantial damages;

•	develop non-infringing technologies; or

•	acquire licenses to the technology we had allegedly infringed.

     If we fail to obtain necessary licenses or if we are subjected to litigation relating to patent infringement or other intellectual property matters, our business could suffer.

Continued Control By Existing Stockholders — Mr. James Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

     As of December 31, 2004, Mr. James Kim and members of his family beneficially owned approximately 41.5% of our outstanding common stock. Mr. James Kim’s family, acting together, substantially control all matters submitted for approval by our stockholders. These matters could include:

•	the election of all of the members of our board of directors;

•	proxy contests;

•	mergers and acquisitions involving our company;

•	tender offers; and

•	open market purchase programs or other purchases of our common stock.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of information regarding quantitative and qualitative disclosures about market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Sensitivity.”

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

Reports of Independent Accountants
Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity (Deficit) — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.

We have completed an integrated audit of Amkor Technology, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. For 2002, we did not audit the combined financial statements of Amkor Technology Philippines, Inc (formerly Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc.), a wholly owned subsidiary, referred to herein as ATP, which combined financial statements reflect operating expenses of 14% for the related consolidated total operating expenses for the year ended December 31, 2002. The combined financial statements of ATP for the year ended December 31, 2002 were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control Financial Over Reporting, management has excluded Unitive Inc. and Unitive Semiconductor Taiwan Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. We have also excluded Unitive Inc. and Unitive Semiconductor Taiwan Corporation from our audit of internal control over financial reporting. Unitive Inc. is a wholly-owned subsidiary and Unitive Semiconductor Taiwan Corporation is a 60% owned subsidiary, whose combined total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 29, 2005

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net revenues	$1,901,279	$1,603,768	$1,406,178
Cost of revenues	1,533,447	1,267,302	1,310,563

Gross profit	367,832	336,466	95,615

Operating expenses:
Selling, general and administrative	214,338	175,569	175,159
Research and development	36,707	30,167	35,918
Loss (gain) on disposal of fixed assets, net	(322)	(586)	2,496
Amortization of acquired intangibles	6,979	8,183	6,992
Special charges, net (see Note 3)	920	125	291,970

Total operating expenses	258,622	213,458	512,535

Operating income (loss)	109,210	123,008	(416,920)

Other (income) expense:
Interest expense, net (see Note 14)	148,902	140,281	147,497
Foreign currency (gain) loss	6,190	(3,022)	906
Other (income) expense, net	(24,444)	31,052	(1,014)

Total other expense	130,648	168,311	147,389

Loss before income taxes, equity investment losses, minority interest and discontinued operations	(21,438)	(45,303)	(564,309)
Equity investment losses (see Note 12)	(2)	(3,290)	(208,165)
Minority interest	(904)	(4,008)	(1,932)

Loss from continuing operations before income taxes	(22,344)	(52,601)	(774,406)

Provision for income taxes (benefit)	15,192	(233)	60,683

Loss from continuing operations	(37,536)	(52,368)	(835,089)

Income from discontinued operations, net of tax (see Note 2)	—	54,566	8,330

Net income (loss)	$(37,536)	$2,198	$(826,759)

Per Share Data:
Basic and diluted loss per common share from continuing operations	$(0.21)	$(0.31)	$(5.09)
Basic and diluted income per common share from discontinued operations	—	0.32	0.05

Basic and diluted income (loss) per common share	$(0.21)	$0.01	$(5.04)

Shares used in computing basic and diluted income (loss) per common share	175,342	167,142	164,124

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$372,284	$313,259
Accounts receivable:
Trade, net of allowance for doubtful accounts of $5,074 and $6,514	265,547	310,096
Other	3,948	4,413
Inventories	111,616	92,439
Other current assets	32,591	49,606

Total current assets	785,986	769,813

Property, plant and equipment, net	1,380,396	1,007,648

Investments	13,762	51,181

Other assets:
Goodwill	656,052	629,850
Acquired intangibles, net	44,548	37,730
Other	84,624	67,601
Assets of discontinued operations (see Note 2)	—	96

	785,224	735,277

Total assets	$2,965,368	$2,563,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$102	$2,690
Short-term borrowings and current portion of long-term debt	52,147	28,665
Trade accounts payable	211,706	230,396
Accrued expenses	175,075	170,145

Total current liabilities	439,030	431,896
Long-term debt	2,040,813	1,650,707
Other noncurrent liabilities	109,317	78,974

Total liabilities	2,589,160	2,161,577

Commitments and contingencies (see Note 21)
Minority interest	6,679	1,338

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 175,718 in 2004 and 174,508 in 2003	176	175
Additional paid-in capital	1,323,579	1,317,164
Accumulated deficit	(969,072)	(931,536)
Accumulated other comprehensive income	14,846	15,201

Total stockholders’ equity	369,529	401,004

Total liabilities and stockholders’ equity	$2,965,368	$2,563,919

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
					Receivable	Other		Comprehensive
	Common Stock		Paid-In	Accumulated	From	Comprehensive		Income
	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	Total	(Loss)
				(In thousands)
Balance at December 31, 2001	161,782	$162	$1,123,541	$(106,975)	$(3,276)	$(4,735)	$1,008,717
Net loss	—	—	—	(826,759)	—	—	(826,759)	$(826,759)
Unrealized loss on investments, net of tax	—	—	—	—	—	(1,224)	(1,224)	(1,224)
Cumulative translation adjustment	—	—	—	—	—	3,554	3,554	3,554
Comprehensive loss								$(824,429)
Issuance of stock for acquisitions	1,827	2	35,200	—	—	—	35,202
Issuance of stock through employee stock purchase plan and stock options	1,547	2	11,486	—	—	—	11,488
Payment received from stockholders	—	—	—	—	389	—	389

Balance at December 31, 2002	165,156	166	1,170,227	(933,734)	(2,887)	(2,405)	231,367
Net income	—	—	—	2,198	—	—	2,198	2,198
Unrealized gain on investments, net of tax	—	—	—	—	—	12,152	12,152	12,152
Cumulative translation adjustment	—	—	—	—	—	5,454	5,454	5,454
Comprehensive income								19,804
Issuance of common stock	7,375	7	133,459	—	—	—	133,466
Issuance of stock through employee stock purchase plan and stock options	1,977	2	13,478	—	—	—	13,480
Payment received from stockholders	—	—	—	—	2,887	—	2,887

Balance at December 31, 2003	174,508	175	1,317,164	(931,536)	—	15,201	401,004
Net loss	—	—	—	(37,536)	—	—	(37,536)	$(37,536)
Unrealized loss on investments, net of tax	—	—	—	—	—	(9,575)	(9,575)	(9,575)
Cumulative translation adjustment	—	—	—	—	—	9,220	9,220	9,220
Comprehensive loss								$(37,891)
Issuance of stock through employee stock purchase plan and stock options	1,210	1	6,415	—	—	—	6,416

Balance at December 31, 2004	175,718	$176	$1,323,579	$(969,072)	$—	$14,846	$369,529

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(37,536)	$(52,368)	$(835,089)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities—
Depreciation and amortization	230,344	219,735	323,265
Amortization of deferred debt issuance costs	12,396	18,540	8,251
Provision for accounts receivable	(161)	—	500
Provision for excess and obsolete inventory	14,841	4,463	5,841
Deferred income taxes	(3,603)	7,895	72,719
Equity in loss of investees	2	3,290	33,865
Loss (gain) on disposal of fixed assets, net	(3,721)	(586)	2,496
Other (gains) losses on investments, net	(21,581)	(4,019)	174,300
Loss on debt redemption premium payments	1,687	24,148	—
Asset impairment charges and facility closure costs	—	(1,886)	284,602
Minority interest	904	4,008	1,932
Changes in assets and liabilities excluding effects of acquisitions—
Accounts receivable	53,779	(74,619)	(37,494)
Other receivables	420	4,035	719
Inventories	(32,084)	(23,825)	218
Other current assets	1,985	(2,335)	(2,210)
Other non-current assets	(5,135)	12,374	19,433
Accounts payable	(34,007)	38,707	28,842
Accrued expenses	11,827	(14,194)	22,560
Other long-term liabilities	26,257	12,983	8,425

Net cash provided by operating activities	216,614	176,346	113,175

Cash flows from continuing investing activities:
Purchases of property, plant and equipment	(405,726)	(230,504)	(95,104)
Acquisitions, net of cash acquired	(63,613)	(2,505)	(18,459)
Proceeds from the sale of property, plant and equipment	7,609	4,001	2,870
Proceeds from disposition of equity investment	—	—	58,139
Proceeds from the sale of investments	49,409	56,595	—
Purchase of investments	—	(13,765)	(2,011)
Proceeds from note receivable	18,627	18,253	—
Other	—	829	—

Net cash used in investing activities	(393,694)	(167,096)	(54,565)

Cash flows from continuing financing activities:
Net change in bank overdrafts and short-term borrowings	1,115	(16,414)	6,860
Net proceeds from issuance of long-term debt	534,486	584,423	—
Payment of notes payable	(121,600)	—	—
Payments of long-term debt, including redemption premium payment	(185,242)	(739,854)	(30,119)
Net proceeds from the issuance of common stock	—	133,466	—
Proceeds from issuance of stock through employee stock purchase plan and stock options	6,416	13,480	11,488
Payment on receivable received from stockholders	—	2,887	389

Net cash provided by (used in) financing activities	235,175	(22,012)	(11,382)

Effect of exchange rate fluctuations on cash and cash equivalents Related to continuing operations	819	1,488	1,333

Cash flows from discontinued operations:
Net cash provided by operating activities	111	10,872	63,302
Net cash provided by investing activities	—	2,412	—
Net cash used in financing activities	—	—	(671)

Net cash provided by discontinued operations	111	13,284	62,631

Net increase in cash and cash equivalents	59,025	2,010	111,192
Cash and cash equivalents, beginning of period	313,259	311,249	200,057

Cash and cash equivalents, end of period	$372,284	$313,259	$311,249

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$136,957	$147,188	$142,299
Income taxes	$23,800	$7,839	$(845)

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries (“Amkor”). The consolidated financial statements reflect the elimination of all significant intercompany accounts and transactions. As discussed further below, we elected early adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” on July 1, 2003. Accordingly, our investments in variable interest entities in which we are the primary beneficiary are consolidated. Our investments in variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.

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

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the variable interest entities and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. On July 1, 2003, we elected early adoption of FIN 46 and have elected not to restate years prior to 2003.

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of December 31, 2004, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our consolidated balance sheet were $23.8 million and $0.6 million (which excludes an intercompany payable of $20.8 million which eliminates during consolidation), respectively. There was no net effect to our consolidated statements of operations as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our historical consolidated statements of operations. In addition, the consolidation of Philippine realty companies was treated as a non-cash transaction. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor Technology, Inc., the primary beneficiary of these variable interest entities.

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

     The local currency is the functional currency of our subsidiaries in China, Japan, Singapore and Taiwan, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets. Assets and liabilities denominated in currency other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

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

Risks and Uncertainties

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuations in operating results, declines in average selling prices, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our dependence on materials and equipment suppliers, our need for significant capital expenditures, the increased litigation incident to our business, rapid technological change, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us and continued control by existing stockholders.

     We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 21. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004, $1.9 million of our cash was restricted and recorded in other current assets and other long-term assets, according to the time deposit maturity dates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally by using a moving average method. We order raw materials based on the customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or successful in being able to use the inventory in production, which we would consider as part of our reserve estimate. Our reserve for excess and obsolete inventory is based on the forecasted demand we receive from our customers and the age of our inventory. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives follow:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years

     Effective with the fourth quarter of 2002, we changed the estimated useful lives of certain packaging equipment from four years to seven years for depreciation purposes, which is in line with our historical usage. This change decreased our 2004 net loss by $47.9 million, or $0.27 per share, increased our 2003 net income by approximately $62 million, or $0.37 per share, and decreased our 2002 net loss by approximately $16.7 million, or $0.10 per share. The offsetting impact to our tax provision in 2003 and 2002 related to the change in useful lives was immaterial due to tax holidays in certain tax jurisdictions and due to our recognition of valuation allowances against net operating loss carryforwards in certain other tax jurisdictions (see Note 17).

     Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense related to continuing operations was $223.0 million, $211.0 million and $315.6 million for 2004, 2003 and 2002, respectively. We own land use rights in Shanghai, China (see Note 10). The land use rights are amortized on a straight-line basis over its 50-year useful life.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. This standard, which was effective as of January 1, 2002, provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results, significant changes in the manner of use of the assets, significant negative industry or economic trends and significant changes in market capitalization.

Goodwill and Acquired Intangibles

     Goodwill is recorded when the cost of an acquisition exceeds the fair market value of the net tangible and identifiable intangible assets acquired. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 5). The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if warranted. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value. Such impairment losses are recorded as a part of income from continuing operations.

     Definite-lived intangible assets include acquired patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. The unamortized balances recorded for acquired intangibles are evaluated periodically for potential impairment. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by undiscounted cash flows pursuant to SFAS 144.

Other Noncurrent Assets

     Other noncurrent assets consist principally of deferred income taxes and tax credits, deferred debt issuance costs and refundable security deposits. As discussed in Note 17, we established valuation allowances against the majority of our deferred tax assets.

Debt Extinguishments

     In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002.” SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. We adopted SFAS 145 beginning January 1, 2003. During 2004, we charged $1.7 million of debt premiums and $1.2 million of unamortized deferred debt issuance costs to other (income) expense, net. During 2003, we charged $24.1 million of debt premiums, $11.1 million of associated unamortized deferred debt issuance costs and $2.5 million of other debt retirement costs to other (income) expense, net.

Other Noncurrent Liabilities

     Other noncurrent liabilities consist primarily of Korean severance plan obligations and pension obligations (see Note 16).

Receivable from Stockholders

     At December 31, 2002, we had a receivable of $2.9 million due from James Kim and his family. James Kim is our founder and significant stockholder, and currently serves as our Chairman and CEO. The receivable related to advances on income tax refunds in association with the termination of our prior S corporation tax status. During the fourth quarter of 2003, the receivable was collected in full.

Revenue Recognition and Risk of Loss

     We recognized revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which supersedes SAB 101. SAB 104 requires that four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee if fixed or determinable and (4) collectibility is reasonably assured. Our revenues from packaging semiconductors and performing test services are recognized upon completion of the services and shipment. We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements.

Stock Compensation and Accelerated Vesting of Stock Options

     We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 19, “Stock Compensation Plans.” Generally, no compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” our reported net results and amounts per share would have been unfavorably affected, as illustrated below.

     During August 2004, the compensation committee of our board of directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. The purpose for accelerating the vesting of all such options was to enhance employee morale and help retain high-potential employees in face of a downturn in industry conditions. The following table illustrates the effect on net results and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period. This table includes a pro forma charge of approximately $43 million for the year ended December 31, 2004 related to the above August 2004 accelerated vesting event. Substantially all unvested employee stock options had exercise prices above market value at that time. Had we not completed this acceleration event in August 2004, a charge to earnings for the majority of this pro forma charge would have been reflected in our future statements of operations as the related options vested in future periods. Such charges would begin in the third quarter of 2005, the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 123R (discussed further below under Recently Issued Accounting Standards Not Yet Effective). Refer to Note 19 for a discussion of the assumptions used in calculating the fair value of the options granted.

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss):
Net income (loss), as reported	$(37,536)	$2,198	$(826,759)
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(63,164)	(31,573)	(41,470)

Net loss, pro forma	$(100,700)	$(29,375)	$(868,229)

Earnings (loss) per share:
Basic and diluted:
As reported	(0.21)	0.01	(5.04)
Pro forma	(0.57)	(0.18)	(5.29)

     For 2004, 2003 and 2002 pro forma net losses, there was no offsetting impact to our tax provision related to the pro forma Black-Scholes stock option expense because of our consolidated net losses for those years and our associated recognition of valuation allowances against net operating loss carryforwards (see Note 17).

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

     Provision for Income Taxes

     Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

     In determining the amount of the valuation allowance, we consider estimated future taxable income, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance. In 2004, we continued to record a valuation allowance for substantially all of our deferred tax assets generated.

     Recently Issued Accounting Standards Not Yet Effective

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a significant impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 ®, “Share-Based Payment.” SFAS No. 123 ® requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for us beginning with the third calendar quarter of 2005. We are currently reviewing the effect that this statement will have on our financial statements. However, we believe the impact to our net income will be significantly determined by, and contingent upon, the number of options that we grant in the future. As previously discussed above, in August 2004 we accelerated the vesting of all employee stock options, thereby lowering future charges to our future statements of operations related to these stock options (see Stock Compensation and Accelerated Vesting of Stock Options).

2. Discontinued Operations

     On February 28, 2003, we sold our wafer fabrication services business to Anam Semiconductor, Inc. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all periods presented. In connection with the disposition of our wafer fabrication business, we recorded, during the first quarter of 2003, $1.0 million in severance and other exit costs to close our wafer fabrication services operations in Boise, Idaho and Lyon, France. Also in the first quarter of 2003, we recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million (or $51.5 million net of $7.1 million of associated tax expense). The carrying value of the sold net assets associated with the business as of February 28, 2003 was $2.4 million. There were no discontinued operations assets or liabilities at December 31, 2004 and there was no discontinued operations activity during 2004.

     A summary of the results from discontinued operations for the years ended December 31, 2003 and 2002 is as follows:

	For the Year Ended December 31,
	2003	2002
	(In thousands)
Net revenues	$34,636	$233,529
Gross profit	3,451	22,205
Operating income	3,455	13,526
Gain on sale of wafer fabrication services business	58,600	—
Other (income) expense	(11)	64
Tax expense	7,500	5,132
Net income from discontinued operations	54,566	8,330

     A summary of the assets of our discontinued operations at December 31, 2003 is as follows:

December 31,
2003
(In thousands)
Accounts receivable	$96
Property, plant and equipment	—

$96

3. Special Charges

     Special charges consist of the following:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Corporate relocation expenses (Note 6)	$920	$—	$—
Lease termination and other exit costs (Note 6)	—	(1,886)	28,624
Contract termination fee (Note 7)	—	2,011	—
Impairment of long-lived assets (Note 4)	—	—	190,266
Impairment of goodwill (Note 5)	—	—	73,080

	$920	$125	$291,970

4. Impairment or Disposal of Long-Lived Assets

     During 2001, the semiconductor industry declined an unprecedented 32%, which impacted the utilization rates of our packaging and test assets. During the second quarter of 2002, total packaging and test revenues grew over 21% as compared to the first quarter of 2002. We experienced significant recovery in most of our company’s packaging services. However, at that time, our test services assets and several packaging services assets:

•	did not contribute significantly to the growth experienced during the second quarter of 2002,

•	remained at low utilization rates relative to our projections and

•	were no longer expected to reach previously anticipated utilization levels.

In addition, as of June 30, 2002, we experienced a 72% decline in our market capitalization as compared to March 31, 2002. These events triggered an impairment review in accordance with SFAS No. 144. This review included a company-wide evaluation of underutilized assets and a detailed update of our operating and cash flow projections.

     Based on our company-wide evaluation of underutilized assets during 2002, we identified $19.8 million of test and packaging assets to be disposed. We recognized an $18.7 million impairment charge to reduce the carrying value of the test and packaging fixed assets to be disposed to their fair value less cost to sell. Fair value of the assets to be disposed was determined with the assistance of an appraisal firm and available information on the resale value of the equipment. As of December 31, 2003, we had disposed of all of the identified test and packaging assets.

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

     Our test reporting unit and the outsourced integrated circuit test services industry were adversely impacted by excess capacity at the large integrated device manufacturers. We expected that when the semiconductor industry recovered the integrated device manufacturers’ demand for outsourced test services would also recover. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to continued excess test capacity held by the large integrated device manufacturers. We no longer expected that the demand for our test services on our existing technology platforms would return to the previously anticipated rates. Several of our package types based on more mature technologies and processes, including older leadframe and laminate package types, were adversely impacted by a technology shift to matrix and high density leadframes and the movement from multi-layer laminate substrates to tape and chip arrays and stacked-die packages. We expected that when the semiconductor industry recovered there would still be sufficient demand for these more mature products. However, that anticipated recovery failed to materialize in connection with the initial recovery we noted in the semiconductor industry during the first half of 2002 due to these technology shifts and the related significant excess capacity in the industry. We no longer expected that the demand for these package types would return to the previously anticipated rates. Additionally, we experienced insufficient demand related to select investments in advanced package technologies principally as a result of alternative advanced package technologies which became industry standard.

     As of June 30, 2002, we recognized a $171.6 million impairment charge to reduce the carrying value of test and packaging assets to be held and used to their fair value. The components of this charge, in 2002, were as follows:

	Carrying	Fair	Impairment
	Value	Value	Charge
		(In millions)
Test assets:
Property, plant and equipment and acquired intangibles	$95.4	$21.9	$73.5
Packaging assets:
Property, plant and equipment	157.7	59.6	98.1

	$253.1	$81.5	$171.6

An appraisal firm was engaged to assist in the determination of the fair value of the assets held for use. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved.

5. Goodwill and Other Intangible Assets

     SFAS No. 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business climate and testing for recoverability of long-lived assets. Our test services assets and several packaging services assets remained at low utilization rates during the second quarter of 2002 and were no longer expected to reach previously anticipated utilization levels. As discussed in Note 4, we tested the recoverability of such assets as of June 30, 2002 and concluded that a portion of those assets was impaired. Accordingly, we retested goodwill for impairment as of June 30, 2002, and concluded that the carrying value of the assets and liabilities associated with the test services reporting unit exceeded its fair value. As of June 30, 2002, we recognized a $73.1 million goodwill impairment charge. Such impairment charge was measured by comparing the implied fair value of the goodwill associated with the test services reporting unit to its carrying value. An appraisal firm was engaged to assist in the determination of the fair value of our reporting units. The determination of fair value was based on projected cash flows using a discount rate commensurate with the risk involved. During the second quarters of 2004 and 2003, we performed our annual review for impairment and concluded that goodwill was not impaired in each year.

     The changes in the carrying value of goodwill are as follows:

	Packaging	Test
	Services	Services	Total
		(In thousands)
Balance as of January 1, 2003	$628,099	$—	$628,099
Translation adjustments	1,751	—	1,751

Balance as of December 31, 2003	$629,850	$—	$629,850
Goodwill acquired from current year acquisitions, net	23,814	—	23,814
Translation adjustments	2,388	—	2,388

Balance as of December 31, 2004	$656,052	$—	$656,052

6. Restructuring Charges

     During 2002, we recorded $28.6 million of charges related to the consolidation of our worldwide facilities to increase operational efficiency and reduce costs. The charges were comprised of $20.8 million to write-off leasehold improvements and other long-lived assets and $7.8 million for lease termination and other exit costs. Our consolidation efforts included:

•	Transferring the packaging operations at our K2 site in Bucheon, South Korea into our K4 factory in Kwangju, South Korea and closing the K2 facility,

•	Merging our factory operations in Taiwan into a single location, and

•	Consolidating select U.S. office locations and closing our San Jose test facility.

     The 2002 charges associated with the consolidation initiatives in Korea, Taiwan and the U.S. were $10.0 million, $13.8 million and $4.8 million, respectively. We completed the closing of the K2 facility during the second quarter of 2003 and the other activities were substantially completed during 2002. Of the total $28.6 million restructuring charges recorded in 2002, $1.2 million and $2.2 million remained outstanding as of December 31, 2004 and December 31, 2003, respectively, and is reflected in accrued expenses and other noncurrent liabilities. The outstanding liability is principally future lease payments of which $0.3 million is expected be paid during 2005. The remaining lease payments are expected to be paid through 2007 unless the leases can be terminated earlier. During 2004, the restructuring reserve was reduced by $0.9 million for cash expenditures and $0.1 million for other non-cash expenditures. During 2003, the restructuring reserve was reduced by $2.0 million for cash expenditures and $1.9 million for the settlement of a previously existing contingency.

     During the third quarter of 2004, we commenced efforts related to the relocation of certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we expect to pay $1.6 million in severance and related costs during the first half of 2005. Of this $1.6 million, we recorded a charge of $0.9 million to selling, general and administrative expenses during 2004, and we expect to charge the remaining $0.7 million to selling, general and administrative expenses during the first half of 2005.

7. Acquisitions

     Acquisitions in Japan

     In April 2002, we acquired the semiconductor packaging business of Citizen Watch Co., Ltd. located in the Iwate prefecture in Japan. The purchase price included a $7.8 million cash payment at closing. We were required to make additional payments one year from closing for the amount of the deferred purchase price as well as contingent payments. Based on the resolution of the contingency as of January 2003, the total amount of additional payments due in April 2003 was 1.7 billion Japanese yen. In April 2003, we made a payment of 300.0 million Japanese yen, or $2.5 million based on the exchange rate on the date of the payment. We are withholding payment of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004) of this amount pending resolution of a controversy relating to the patents acquired in connection with the acquisition. We recorded $19.6 million of intangible assets for patent rights that are amortizable over 7 years. The fair value of the other assets acquired and liabilities assumed was approximately $2.5 million for fixed assets, $0.1 million for inventory and other assets and $14.2 million for the deferred purchase price payment and minimum amount of the contingent payments. Such net assets principally relate to our packaging services reporting unit.

     In January 2004, we acquired the remaining 40% ownership interest in Amkor Iwate Corporation (“AIC”) from Toshiba for $12.9 million, bringing our total ownership percentage to 100%. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen, or approximately $2.0 million, to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in special charges (see Note 3) during the fourth quarter of 2003 related to this termination fee. AIC provides packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement, which terminates in January 2006. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of $11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

(In millions)
Reduction of minority interest liability	$11.9
Property, plant and equipment	2.4
Acquired intangible assets	3.3
Adjustment to previously existing goodwill	(4.1)
Deferred tax liability	(0.6)

Cash paid for minority interest acquisition	$12.9

In 2003 and 2002, we recorded AIC minority interest expense of $4.4 million and $4.1 million, respectively, associated with Toshiba’s then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

     Acquisition from International Business Machine Corp. and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd.

     In May 2004, we acquired certain assembly and test assets from International Business Machines Corp. (“IBM”) and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. (“Xin Development Co., Ltd.”). The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 930,000 square foot building and associated 50-year land use rights located in China, and other intangible assets. These assets were acquired for the purposes of increasing our assembly and test capacity. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

     The purchase price was valued at approximately $138.1 million, consisting of $117.0 million of short-term notes payable (net of a $4.6 million discount), $20.0 million paid at closing and other acquisition costs of $1.1 million. The short-term notes payable, and interest thereon of $4.6 million, was paid during the fourth quarter of 2004. Our assumption of the short-term notes payable is reflected as a non-cash activity in the 2004 Consolidated Statement of Cash Flows. We paid this short-term notes payable in full during the fourth quarter of 2004, and accordingly, the payment is reflected as a financing use of cash in the 2004 Consolidated Statement of Cash Flows. The purchase price allocation of $138.1 million was as follows:

(In millions)
Property, plant and equipment	$132.6
Acquired intangible assets (see Note 11)	5.5

$138.1

     Acquisitions of Unitive, Inc. and Unitive Semiconductor Taiwan Corporation

     In August 2004, we acquired approximately 93% of the capital stock of Unitive, Inc., based in North Carolina (“Unitive”), and approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation (“UST”), a Taiwan-based venture owned by Unitive and various Taiwanese investors. In December 2004, we acquired the remaining 7% interest in Unitive. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The acquisition of Unitive and UST provide us with leading-edge technology, a strong applications development team and high volume production capacity for 300mm wafers, which contributed to the purchase price resulting in the recognition of acquired intangible assets and goodwill.

     The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million of (or $15.4 million based on the discounted value) due primarily one year after closing. In addition, we assumed $24.9 million of debt. Both transactions include provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the maximum earn-out is $55.0 million. With respect to UST, we currently estimate the value of the earn-out to range between $0 and $2 million. The earn-outs will be paid approximately one year after closing. The Unitive earn-out may be paid in either cash or stock, at our option. We also retain an option to acquire the remaining interest of approximately 40% of UST for a maximum of $18.0 million. This option expires 18 months after closing. However, if UST meets certain production-related goals prior to the expiration of the 18 month call option period, at the option of the minority interest holders we would be required to purchase the remaining interest of approximately 40% of UST for a maximum of $18.0 million. The results of Unitive and UST operations are included in our consolidated statement of operations since their dates of acquisition.

     The purchase price allocation of $48.0 million was as follows:

(In millions)
Current assets	$9.9
Property, plant and equipment	45.0
Acquired intangible assets	5.2
Goodwill	28.8
Other assets	2.5

Total assets acquired	91.4

(In millions)
Current liabilities	21.4
Long term debt	14.8
Other liabilities	2.8
Minority interest	4.4

Total liabilities and minority interest assumed	43.4

$48.0

     The pro forma financial information below assumes that the Unitive and UST acquisitions occurred on January 1 of the respective year and includes the effects of amortization of other acquired intangibles and other related effects from that date. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of the respective year.

	For the Year Ended,
	2004	2003
	(In thousands, except per share data)
Net revenues	$1,913.1	$1,615.6
Net loss	(44.9)	(12.2)
Basic and diluted loss per common share	$(0.26)	$(0.07)

8. Our Investment in and Transactions with Anam Semiconductor, Inc. (ASI)

     Our Investment in ASI

     Through former supply agreements with ASI, we historically subcontracted for packaging and test services which were sourced from ASI’s factories in Korea. Beginning in May 2000, with the completion of our acquisitions of ASI’s Korean packaging and test factories, we no longer received packaging and test services from ASI. In connection with the acquisition of these factories, we committed to making equity investments in ASI, and as a result, accumulated a 42% ownership interest in ASI. At January 1, 2002 Amkor owned 42% of ASI’s voting stock. As a result of the 2002 semiconductor industry downturn and the related effect on the market value of ASI’s stock, traded on the Korea Stock Exchange, we recorded $172.5 million of impairment charges during 2002 to reduce the carrying value of our investment in ASI to ASI’s market value. Further, during the second half of 2002 we began the divestiture of our investment in ASI as follows:

•	In September 2002, we sold 20 million shares of ASI common stock to the Dongbu Group (“Dongbu”) for $58.1 million in net proceeds and approximately $34.2 million of interest bearing notes, which have since been paid in full. Associated with this transaction, we recorded a $1.8 million loss. Additionally, we divested one million shares of ASI common stock in connection with the payment of certain advisory fees related to this transaction.

•	In March 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. Associated with this transaction, we recorded a $0.4 million gain. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

•	In September 2003, we sold 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option.

•	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share and recorded an associated gain of $21.6 million. This $21.6 million realized gain includes $10.1 million of unrealized gains which was previously recorded in accumulated other comprehensive income prior to the sale.

     As of December 31, 2004, we had reduced our ownership in ASI to 4.6 million shares, or approximately 2% of ASI’s voting stock, with a carrying value of $12.9 million, including an unrealized gain of $0.3 million.

     Subsequent to the sale of a portion of our investment in ASI to Dongbu in 2002, we were unable to identify another strategic buyer. ASI’s common stock, which is listed on the Korean Stock Exchange, is relatively thinly traded and subject to volatile swings in daily trading volumes. In an effort to continue to monetize our investment in ASI’s common stock, we evaluated, in consultation with a financial institution, the most efficient method to divest a large block of shares into the market without destabilizing the share price of ASI’s common stock. The March and September 2003 call options discussed above allowed us to continue to monetize our investment in ASI at a fixed price with unlimited upside and limited downside economics. In addition, it provided us with the economic benefits of selling shares through a dollar averaging sales program without incurring the transaction costs associated with multiple small quantity sales. The call premiums provided the financial institution some downward protection if the market for ASI’s common stock destabilized as it sold its investment in ASI’s common stock into the market. All ownership rights and privileges associated with the 12 million shares of ASI’s common stock sold during 2003 were irrevocably transferred to the financial institution. In no event could the financial institution have put the shares back to Amkor nor was there a provision in the agreements for Amkor to reacquire the shares.

     We intend to sell our remaining investment in ASI and the ultimate level of proceeds could be less than the current carrying value.

     On March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as a marketable security that is available for sale. ASI’s net revenues, gross loss and net loss for the year ended December 31, 2002 (the period in which ASI was a significant equity investment) were $213.8 million, $99.4 million and $97.1 million, respectively.

     Transactions with ASI

     During 2002, In separate transactions designed to facilitate a future merger between ASI and Dongbu, (i) we acquired a 10% interest in Acqutek from ASI for $1.9 million, the market value of the shares as publicly traded in Korea; (ii) we acquired the Precision Machine Division (“PMD”) of Anam Instruments, a related party to Amkor, for $8 million, its fair value; and (iii) Anam Instruments, which had been partially owned by ASI, utilized the proceeds from the sale of PMD to us to buy back all of the Anam Instruments shares owned by ASI. Acqutek supplies materials to the semiconductor industry and is publicly traded in Korea. An entity controlled by the family of James Kim, our Chairman and Chief Executive Officer, held a 25% ownership interest in Acqutek at the time of our acquisition of our interest in Acqutek. We have historically purchased and continue to purchase leadframes from Acqutek. On September 17, 2003, we sold our entire ownership interest in Acqutek (see Note 8). PMD supplies sophisticated die mold systems and tooling to the semiconductor industry and historically over 90% of its sales were to Amkor. We determined the fair value of PMD based on projected cash flows discounted at a rate commensurate with the risk involved. At the time of our acquisition of PMD, Anam Instruments was owned 20% by ASI and 20% by a family member of James Kim.

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

     Each of the transactions with Dongbu, ASI and Anam Instruments were interrelated and it is possible that if each of the transactions were viewed on a stand-alone basis without regard to the other transactions, we could have had different conclusions as to fair value. It is likely that we would not have entered into the Acqutek or PMD transactions absent the share sale to Dongbu and the sale of the wafer fabrication services business to ASI. Had these transactions not been interrelated, we may have utilized a different negotiation strategy for the investment in Acqutek and the acquisition of PMD, which could have resulted in us reaching a different conclusion of the fair value of both of these transactions.

     Our total purchases from ASI and its affiliates for the years ended December 31, 2003 and 2002 were $31.1 million and $212.6 million. We had no purchases from ASI during 2004. Construction services and equipment purchases acquired from ASI and its affiliates capitalized during the year ended December 31, 2002 were $2.8 million.

9. Inventories

     Inventories consist of the following:

	December 31,
	2004	2003
	(In thousands)
Raw materials and purchased components, net of reserves of $25.3 million and $18.7 million, respectively	$89,506	$76,174
Work-in-process	21,150	15,500
Finished goods	960	765

	$111,616	$92,439

10. Property, Plant and Equipment

     Property, plant and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Land	$112,009	$103,610
Land use rights	19,945	—
Buildings and improvements	633,528	556,106
Machinery and equipment	1,953,392	1,640,471
Furniture, fixtures and other equipment	165,446	155,719
Construction in progress	102,952	2,355

	2,987,272	2,458,261
Less—Accumulated depreciation and amortization	(1,606,876)	(1,450,613)

	$1,380,396	$1,007,648

     Included in Construction in progress at December 31, 2004 is $93.7 million related to the 930,000 square foot facility acquired in connection with our May 2004 business acquisition (see Note 7). Associated with the 930,000 square foot facility, we have rights to land on which the building is located. These rights are recorded as Land use rights and are amortized on a straight-line basis over its 50-year useful life.

11. Acquired Intangibles

     Acquired intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	$68,391	$(31,767)	$36,624
Customer relationship and supply agreement	8,858	(934)	7,924

	$77,249	$(32,701)	$44,548

     Acquired intangibles as of December 31, 2003 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	62,899	(25,169)	37,730

	$62,899	$(25,169)	$37,730

     Amortization expense was $6.7 million, $8.2 million and $7.3 million in 2004, 2003 and 2002, respectively. The estimated annual amortization expense for 2005, 2006, 2007, 2008 and 2009 is $7.5 million, $7.5 million, $7.5 million, $7.5 million and $3.2 million, respectively. The weighted average amortization period for the patents and technology rights is 8.8 years. The weighted average amortization period for all acquired intangible assets is 8.5 years.

     In connection with our January 2004 acquisition of AIC (see Note 7), we recorded a customer relationship intangible asset of $3.3 million. This asset is amortized on a straight-line basis, against net revenues, over its 7-year useful life.

     In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd. (see Note 7), we entered into a supply agreement with IBM to provide IBM certain assembly and test services. This supply agreement was recorded as an acquired intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is amortized on a straight-line basis against net revenues.

12. Investments

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

	December 31,
	2004	2003
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 2% and 12% at December 31, 2004 and 2003, respectively) (see Note 8)	$12,940	$50,397
Other marketable securities classified as available for sale	722	677

Total marketable securities	13,662	51,074
Equity investments	100	107

	$13,762	$51,181

     Our investment in ASI is classified as available for sale in the table above. ASI was previously accounted for as an equity investment through March 24, 2003 (see Note 8).

     In connection with the disposition of a portion of our interest in ASI, we acquired a 10% interest in Acqutek from ASI for a total purchase price of $1.9 million (see Note 8). In September 2003, our available-for-sale investment in Acqutek was sold at a loss of $0.3 million. Previous to the sale of Acqutek, we recorded during the second quarter of 2003 a $0.9 million charge to earnings to reflect the decline in market value of Acqutek, which was considered to be other than temporary.

     In November 2003, we sold our investment in an intellectual property company which was classified as available-for-sale. This investment was sold for $9.8 million and we recorded an associated gain of $7.3 million in other (income) expense, net.

     Equity investment losses, as recorded in our consolidated statements of operations, are comprised of the following:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Equity in loss of investees	$(2)	$(3,290)	$(33,865)
Loss on impairment of equity investment (see Note 8)	—	—	(172,533)
Loss on equity investment (see Note 8)	—	—	(1,767)

	$(2)	$(3,290)	$(208,165)

13. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,
	2004	2003
	(In thousands)
Accrued income taxes	$35,387	$39,779
Accrued payroll	25,648	34,681
Accrued interest	34,547	27,238
Other accrued expenses	79,493	68,447

	$175,075	$170,145

14. Debt

     Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
Term loan, LIBOR plus 4.5% due October 2010	300,000	—
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.5 million	248,454	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 pershare	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $0.5 million	15,675	—
Other debt	53,909	35,725

	2,092,960	1,679,372
Less—Short-term borrowings and current portion of long-term debt (	52,147)	(28,665)

	$2,040,813	$1,650,707

      Senior Secured Credit Facilities

     In April 2003, we entered into a new $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 (the “2006 Term Loan”) and a $30.0 million revolving line of credit that was available through October 2005. The funds available under this new credit facility were used to repay a $96.9 million term loan previously outstanding and for general corporate purposes. In connection with the redemption of the $96.9 million term loan, we recorded a charge of $2.4 million during the second quarter of 2003 for the associated unamortized deferred debt issuance costs. In March 2004, with the proceeds from our 7.125% senior notes (discussed further below), we satisfied in full the 2006 Term Loan, which carried a balance of $168.7 million. In connection with the satisfaction of the 2006 Term Loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs.

     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. At December 31, 2004, there was $29.7 million available under this Facility.

     In October 2004, we entered into a new $300.0 million term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the term loan are available for working capital and general corporate purposes.

Senior Notes

     In May 2003, we sold $425.0 million of 7.75% senior notes due May 2013 (“original notes”). We sold these notes in a private placement, and the notes were resold to qualified institutional investors. We used the net proceeds of the issuance to redeem our outstanding 9.25% senior notes due 2006. The notes have a coupon rate of 7.75 % annually and interest payments are due semi-annually. In connection with the redemption of the 9.25% senior notes due 2006, we recorded charges during the second quarter of 2003 of $19.7 million related to the premium paid to redeem these notes, $6.0 million for the associated unamortized deferred debt issuance costs and $2.5 million of other costs. In connection with the original notes, we entered into a registration rights agreement with the initial purchasers of the original notes. In the exchange offer, the original note holders were entitled to exchange their original notes for exchange notes (“exchange notes”), with substantially identical terms as the original notes. In July 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission to effect this exchange offer, and the exchange was completed in October 2003.

     During 2003, we received board of director approval to purchase up to $150.0 million of the 9.25% senior notes due 2008, and we then began purchasing these notes in the open market. As of December 31, 2003, we purchased $29.5 million of the 9.25% senior notes due 2008 for which we recognized a loss on this retirement of debt of $1.6 million and a charge of $0.4 million for the associated unamortized deferred debt issuance costs during 2003. No purchases were made during 2004.

     In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes in a private placement, and the notes were resold to qualified institutional investors. We used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125% annually and interest payments are due semi-annually. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement entitled the purchasers to exchange their notes for registered notes with substantially identical terms as the original notes. We filed a registration statement with the Securities and Exchange Commission for the exchange of the notes, and the exchange was completed in July 2004.

     As discussed in Note 23, certain of our subsidiaries guarantee our senior notes.

     Convertible Debt

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

     Notes Payable and Other Debt

     Our notes payable balance consists of a $15.7 million (net of a $0.5 million unamortized debt discount) related to our Unitive acquisitions (see Note 7), of which $15.5 million is due in the third quarter of 2005. As discussed in Note 7, during the fourth quarter of 2004 we repaid $121.6 million of notes payable related to our 2004 acquisition from IBM.

     Other debt as of December 31, 2004 and 2003 includes our foreign debt principally related to our Japanese and Taiwanese subsidiaries. Other debt includes fixed and variable debt maturing between 2005 and 2010, with the substantial majority maturing during 2005. As of December 31, 2004, other debt has interest rates ranging from 0.6% to 8.18%. These debt instruments do not include significant financial covenants.

     Interest expense related to short-term borrowings and long-term debt is presented net of interest income of $3.2 million, $5.9 million and $4.2 million for 2004, 2003 and 2002, respectively, in the accompanying consolidated statements of operations. The principal payments required under short-term and long-term debt borrowings at December 31, 2004 are as follows: 2005 — $52.1 million, 2006 — $238.9 million, 2007 — $152.9 million, 2008 — $473.4 million, 2009 — $201.2 million and thereafter — $974.4 million.

15. Stockholders’ Equity

     In November 2003, we sold 7.4 million shares of our common stock for net proceeds of $133.5 million. These net proceeds were used to repurchase $112.3 million of our 5.00% convertible notes due 2007 and $17.0 million of our 5.75% convertible notes due 2006.

16. Employee Benefit Plans

     U.S. Defined Contribution Plan

     We have a defined contribution benefit plan covering substantially all U.S. employees. Employees can contribute up to 60% of salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum on an annual basis. The expense for this plan was $1.9 million, $1.7 million and $2.0 million in 2004, 2003 and 2002, respectively.

     Korean Severance Plans

     Our Korean subsidiaries participate in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits, which represent the majority of our other noncurrent liabilities, are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. The changes to our Korean severance accrual are as follows:

	December 31,
	2004	2003
	(In thousands)
Balance at the beginning of year	$66,939	$52,346
Provision of severance benefits	20,130	24,010
Severance payments	(5,133)	(9,229)
(Gain)/loss on foreign currency translation.	11,564	(188)

	93,500	66,939
Payments remaining with the Korean National Pension Fund	(1,521)	(1,424)

Balance at the end of year	$91,979	$65,515

     The estimated future benefit payments related to our Korean severance are as follows:

2005	$954
2006	1,890
2007	451
2008	1,189
2009	271
2010 to 2014	11,581

Foreign Defined Benefit Pension Plans

     Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. We acquired UST (see Note 7) and its related defined benefit plan during the third quarter of 2004.

     The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets, the funded status of the Plans at December 31 and net periodic pension costs for the three-year period ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,273	$20,732	$20,904
Service cost	4,841	4,228	2,731
Interest cost	1,683	1,488	1,730
Effect of curtailment	—	—	(2,148)
Benefits paid	(491)	(448)	(203)
Actuarial (gain)/loss	2,185	(1,028)	(1,486)
Acquisition of UST	664	—	—
Foreign exchange gain	(50)	(699)	(796)

Projected benefit obligation at end of year	33,105	24,273	20,732

Change in plan assets:
Fair value of plan assets at beginning of year	15,032	9,548	11,425
Actual return (loss) on plan assets	(683)	2,529	(192)
Effect of curtailment	—	—	(1,500)
Employer contributions	3,172	3,744	416
Benefits paid	(435)	(448)	(203)
Acquisition	191	—	—
Foreign exchange gain/(loss)	16	(341)	(398)

Fair value of plan assets at end of year	17,293	15,032	9,548

Reconciliation of funded status:
Funded status	(15,812)	(9,241)	(11,184)
Unrecognized transition obligation	358	381	459
Unrecognized prior service cost	1,136	714	—
Unrecognized actuarial gain/(loss)	3,337	(579)	2,287

Net amount recognized at year end	$(10,981)	$(8,725)	$(8,438)

	December 31,
	2004	2003	2002
		(In thousands)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$190	$476
Accrued benefit liability	(11,585)	(9,541)	(8,914)
Intangible asset	604	626	—

Net amount recognized at year end	$(10,981)	$(8,725)	$(8,438)

Projected benefit obligation	$33,105	$24,273	$20,732
Accumulated benefit obligation	17,422	12,603	7,927
Fair value of plan assets	17,293	15,032	9,548
Minimum liability	604	1,024	—

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$4,841	$4,228	$2,731
Interest cost	1,683	1,488	1,730
Expected return on plan assets	(973)	(2,539)	225
Amortization of transitional obligation	60	61	61
Amortization of prior service cost	82	—	—
Recognized actuarial (gain)/loss	5	1,787	(1,195)

Net periodic pension cost	$5,698	$5,025	$3,552

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	7.2%	7.5%	9.4%
Discount rate for determining benefit obligations at year end	6.3	7.2	7.5
Rate of compensation increase for determining net periodic pension cost	6.4	6.6	8.4
Rate of compensation increase for determining benefit obligations at year end	6.2	6.4	6.6
Expected rate of return on plan assets for determining net periodic pension cost	6.3	7.2	7.1

     The measurement date for determining assets and benefit obligations at each year end was December 31.

     The expected long-term rate of return on assets assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include inputs from our actuaries. We have no control over the direction of our investments in our Taiwan defined benefit plans as the local Labor Standards Law (LSL) Fund mandates such contributions into a cash account balance at the Central Trust of China (CTC). The Japanese defined benefit plans are non-funded plan, and as such, no assets exist related to this plan. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. Our asset allocation strategy for our Philippine defined benefit plan assets is 70%-85% of U.S. dollar denominated fixed income investments (of which 70% must be fixed income instruments), 0%-15% of equity securities, 15% of Philippine peso denominated long-term corporate and government instruments and 0%-5% of Philippine peso denominated short-term instruments. At December 31, 2004, 2003 and 2002, the Philippine defined benefit plan assets included $0.7 million and $1.8 million and $0.5 million, respectively, of Amkor Technology, Inc. common stock.

     The weighted average asset allocations, by asset category, are as follows:

	Year Ended December 31,
	2004	2003	2002
Cash and cash equivalents	25.2%	10.1%	11.7%
Equity securities	10.4	18.2	11.8
Debt securities	57.0	61.5	70.7
Short-term notes	2.8	2.4	2.0
Other	4.6	7.8	3.8

	100.0%	100.0%	100.0%

     We contributed $3.2 million, $3.7 million and $0.4 million to our pension plans during 2004, 2003 and 2002, respectively. We expect to contribute $4.6 million during 2005. We closely monitor the funded status of the Plans with respect to legislative and accounting rules. We intend to make at least the minimum required by law contribution during each fiscal year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2005	$1,306
2006	1,453
2007	1,644
2008	2,009
2009	2,308
2010 to 2014	16,985

17. Income Taxes

     The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Current:
Federal	$11,029	$(20,242)	$(21,275)
State	—	—	—
Foreign	7,766	19,614	14,371

	18,795	(628)	(6,904)

Deferred:
Federal	213	10,219	70,738
Foreign	(3,816)	(2,324)	1,981

	(3,603)	7,895	72,719

Total provision	15,192	7,267	65,815
Less: Discontinued operations	—	7,500	5,132

Total provision (benefit) from continuing operations	$15,192	$(233)	$60,683

     The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision is as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Federal statutory rate	$(7,504)	$4,716	$(258,927)
Foreign subsidiaries subject to tax holiday	(300)	(7,652)	63,337
Foreign exchange gains recognized for income taxes	1,067	5,822	14,855
Change in valuation allowance	(34,252)	20,726	214,762
Difference in rates on foreign subsidiaries	(4,311)	(4,223)	24,140
Change in tax accruals, tax rates & adjustments related to prior years	903	(9,477)	—
Repatriation of foreign earnings and profits	60,201	—	—
State taxes, net of federal benefit	(1,175)	(792)	(13,705)
Goodwill and other permanent differences	563	(1,853)	21,353

Total	$15,192	$7,267	$65,815

     The following is a summary of the significant components of the deferred tax assets and liabilities:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$138,004	$167,747
Investments	10,222	41,992
Capital loss carryover	109,141	84,038
Inventories	11,957	8,326
Corporate income tax credits	7,349	2,259
Accounts receivable	2,728	2,688
Property, plant and equipment	9,579	11,751
Goodwill	1,163	3,641
Other accrued liabilities	8,410	4,645
Unrealized foreign exchange losses	4,085	935
Loss on impairment/lease shutdown reserves	6,269	7,748
Other	8,315	5,667

Total deferred tax assets	317,222	341,437
Valuation allowance	(269,750)	(294,289)

Total deferred tax assets net of valuation allowance	47,472	47,148

Deferred tax liabilities:
Property, plant and equipment	3,837	5,825
Goodwill	7,376	9,137
Unrealized foreign exchange gains	2,783	2,297
Other	1,017	587

Total deferred tax liabilities	15,013	17,846

Net deferred tax assets	$32,459	$29,302

     During 2004, the valuation allowance on our deferred tax assets decreased by $24.5 million, consisting of a $34.2 million benefit relating primary to utilization of US net operating loss carryforwards, offset by a $9.7 million valuation reserve against UST net operating losses, which was recorded in connection with our UST acquisition accounting. In 2003, we recorded a $20.7 million charge to establish a valuation allowance against certain deferred tax assets consisting primarily of US, Taiwanese, and Chinese net operating loss carryforwards, capital loss carryforwards and tax credits. In connection with our divestiture in 2004 of 10.1 million shares of ASI common stock, we realized a capital loss of approximately $56.8 million and recognized a U.S. tax benefit of $22.7 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. In connection with our divestiture in 2003 of 12 million shares of ASI common stock and other investments, we recognized a capital loss of approximately $80.6 million and recognized a U.S. tax benefit of $32.2 million for which we provided a full valuation allowance because we did not have any offsetting capital gains. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. During 2002, in light of our three years of cumulative losses, an unprecedented industry downturn and continued poor visibility of customer demand, we determined that a valuation allowance representing a substantial majority of our deferred tax assets was appropriate. These negative factors outweighed, and continued to outweigh in 2004, our forecasted future profitability and expectation that we will be able to utilize our net operating loss carryforwards.

     As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China is subject to reduced tax rates, and in some cases is wholly exempt from taxes. In Korea, we benefit from a tax holiday extending through 2014 that provides for a 100% tax holiday for seven years and then 50% tax holiday for an additional 3 years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays we have committed to certain export and employment levels. For 2004, certain qualifying Philippine operations benefited from a one year full tax holiday, subject to extension, while the remaining operations will benefit from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then 50% tax holiday for an additional two years. This tax holiday commences in the first full taxable period when our China operations have taxable income, after utilization of any allowable Chinese net operating loss carryforwards. As a result of the net losses incurred by our foreign subsidiaries subject to tax holidays during 2004, 2003 and 2002, there is a forgone income tax benefit attributable to the tax status of these subsidiaries of approximately $11.6 million, or $0.07 per share, $4.8 million, or $0.03 per share and $63.3 million, or $0.39 per share in 2004, 2003 and 2002, respectively.

     In connection with recent tax law changes during 2004, we realigned our corporate tax structure and repatriated approximately $172.0 million in earnings of foreign operations, which were offset by utilization of $172.0 million of our U.S. net operating loss carryforwards. At December 31, 2004, we have remaining U.S., state, and foreign net operating losses available to be carried forward totaling $271.5 million, $323.9 million, and $71.3 million, respectively. If not utilized, these net operating losses will expire in varying amounts from 2005 through 2024. Our ability to utilize our U.S. net operating loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

     Foreign income (loss) before taxes and minority interest was $25.7 million, $53.4 million and ($395.3) million in 2004, 2003 and 2002, respectively. Income taxes have not been provided on the undistributed earnings of our foreign subsidiaries (approximately $49.2 million at December 31, 2004) over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of $4.9 million.

     At December 31, 2004 and 2003, current deferred tax assets of $4.4 million and $2.3 million, respectively, are included in other current assets and noncurrent deferred tax assets of $29.6 million and $28.5 million, respectively, are included in other assets in the consolidated balance sheet. The net deferred tax assets include amounts, which, in our opinion, are more likely than not to be realizable through future taxable income. In addition, at December 31, 2004 and 2003, noncurrent deferred tax liabilities of $1.5 million and $1.5 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

     We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. For our larger operations, our tax returns have been examined through 1998 in the Philippines and the U.S., through 2000 in Taiwan, and through 2002 in Japan. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant intercompany transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carryforwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

18. Earnings Per Share

     Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the years ended December 31, 2004, 2003 and 2002, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS. As of December 31, 2004, the total number of potentially dilutive securities outstanding was 17.7 million and 9.2 million for outstanding options and convertible notes for common stock, respectively. As of December 31, 2003, the total number of potentially dilutive securities outstanding was 15.8 million, 9.2 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. As of December 31, 2002, the total number of potentially dilutive securities outstanding was 6.6 million, 11.7 million and 3.9 million for outstanding options, convertible notes and warrants for common stock, respectively. The basic and diluted per share amounts are the same for the years 2004, 2003 and 2002 due to net losses from continuing operations.

19. Stock Compensation Plans

     1998 Director Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the board of directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to an non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors. As of December 31, 2004, there are no shares available for future grant under the Director Plan. However, future grants to non-employee directors are permitted to be granted, and are expected to be granted as consistent with the Director Plan, under the 1998 Stock Plan.

     1998 Stock Plan. The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. A total of 5,000,000 shares are available for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2005, the 1998 Stock Plan was replenished to 5,000,000 available shares.

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

     2003 Nonstatutory Inducement Grant Stock Plan. On September 9, 2003, we initiated the 2003 Nonstatutory Inducement Grant Stock Plan (the “2003 Plan”). The 2003 Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights and is generally used as an inducement benefit for the purpose of retaining new employees. The 2003 Plan terminates at the discretion of the Board of Directors. As of December 31, 2003, a total of 300,000 shares were reserved for issuance under the 2003 Stock Plan and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the 2003 Plan to 300,000 as of each January 1. 300,000 shares remain available for future grant at December 31, 2004.

A summary of the status of the stock option plans follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Grant Date
	Of Shares	Per Share	Fair Values
Balance at December 31, 2001	12,356,366	$22.40
Granted	4,004,460	12.76	$7.94

Exercised	547,862	10.30
Cancelled	9,239,701	24.88

Balance at December 31, 2002	6,573,263	14.15
Granted	11,406,399	11.29	$4.84

Exercised	976,903	10.40
Cancelled	1,213,189	19.81

Balance at December 31, 2003	15,789,570	11.90
Granted	3,082,810	6.53	$4.00

Exercised	210,921	10.32
Cancelled	934,693	15.26

Balance at December 31, 2004	17,726,766	$10.80

Options exercisable at:
December 31, 2002	3,436,469	13.95
December 31, 2003	3,181,757	13.52
December 31, 2004	15,136,062	11.81

     As discussed in Note 1, during August 2004 the compensation committee of our board of directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004.

     Significant option groups outstanding at December 31, 2004 and the related weighted average exercise price and remaining contractual life information are as follows:

	Outstanding		Exercisable		Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Shares	Price	Shares	Price	Life (Years)
Options with exercise price of:
$1.61 – $5.66	2,880,219	$4.79	365,759	$4.88	9.34
$5.67 – $9.06	459,276	$8.80	436,776	$8.95	5.11
$9.07 – $10.79	7,376,416	$10.74	7,362,416	$10.74	6.89
$10.80 – $12.40	4,076,564	$12.15	4,053,364	$12.14	7.56
$12.41 – $14.88	2,307,523	$13.81	2,290,979	$13.81	6.99
$14.89 – $32.30	541,668	$17.69	541,668	$17.69	7.99
$32.31 – $50.44	85,100	$41.47	85,100	$41.47	5.19

Options outstanding at December 31, 2004	17,726,766		15,136,062

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended December 31,
	2004	2003	2002
Expected life (in years)	4	4	4
Risk-free interest rate	3.5%	2.9%	2.5%
Volatility	97%	68%	85%
Dividend yield	—	—	—

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

     For the years ended December 31, 2004, 2003 and 2002, employees purchased common stock shares under the stock purchase plan of 999,817, 996,827 and 996,617, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31, 2004, 2003 and 2002 based on the Black-Scholes option pricing model were $2.55, $1.70 and $3.16, respectively. The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

	For the Year Ended December 31,
	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	3.5%	2.9%	2.5%
Volatility	97%	68%	85%
Dividend yield	—	—	—

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

     The carrying amounts reported in the balance sheet for other accounts receivable and accrued expenses approximate fair value due to the short-term nature of these instruments. The methods and assumptions used to estimate the fair value of other significant classes of financial instruments is set forth below:

     Cash and Cash Equivalents. Cash and cash equivalents are due on demand or carry a maturity date of less than three months when purchased. The carrying amount of these financial instruments is a reasonable estimate of fair value.

     Available for sale investments. Available for sale investments are recorded at market value. The fair value of these financial instruments is estimated based on market quotes and recent offerings of similar securities.

     Long-term debt. The carrying amount of our total long-term debt as of December 31, 2004 and 2003 was $2,040.8 million and $1,650.7, respectively. The fair value of our total long-term debt as of December 31, 2004 and 2003, based on available market quotes, was estimated to be $1,992.5 million and $1,754.2 million, respectively.

21. Commitments and Contingencies

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

     Net future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

December 31,
2004
(In thousands)
2005	$13,747
2006	11,286
2007	9,518
2008	7,507
2009	6,909
Thereafter	73,801

Total (net of minimum sublease income of $1.5 million)	$122,768

     Rent expense amounted to $17.8 million, $16.4 million and $15.0 million for 2004, 2003 and 2002, respectively. We lease office space in West Chester, Pennsylvania from certain of our stockholders. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2004, 2003 and 2002 were $1.1 million, $1.1 million and $1.2 million, respectively. Our sublease income includes $0.6 million, $0.5 million and $0.5 million, respectively, in the year ended December 31, 2004, 2003 and 2002 from a company in which certain related parties have ownership interests.

Indemnifications and Guarantees

     We have indemnified members of our board of directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director or officer of the company. The indemnities are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain Directors and Officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for this indemnification at December 31, 2004. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     Related to our September 2002 transaction with Dongbu (see Note 8), Amkor and Dongbu agreed to use their best efforts to provide releases and indemnifications to the chairman, directors and officers of ASI, either past or incumbent, from any and all liabilities arising out of the performance of their duties at ASI between January 1, 1995 and December 31, 2001. The last provision would provide a release and indemnification for James Kim, our CEO and Chairman, and members of his family. We are not aware of any claims or other liabilities which these individuals would be released from or for which they would receive indemnification.

     As of December 31, 2004, we have outstanding $0.3 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

     We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial.

Litigation

     We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2004 and 2003, we have no provisions related to the litigation matters discussed below.

Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of these matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu’s claims, and granted our motion with respect to Cirrus Logic’s claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu’s second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses to our cross-complaint on or about November 1, 2004. We answered Fujitsu’s second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended cross-complaint. We filed a motion to dismiss certain claims in Cirrus Logic’s second amended cross-complaint on November 2, 2004; the Court denied our motion on November 23, 2004. Fujitsu answered Cirrus Logic’s second amended cross-complaint on or about November 5, 2004 by denying liability and asserting affirmative defenses; Sumitomo did likewise on December 3, 2004, and we did likewise on December 10, 2004. On or about December 9, 2004, Cirrus Logic filed a motion for summary adjudication on its claims against Fujitsu; the Court denied Cirrus Logic’s motion on March 1, 2005. On January 13, 2005, we filed motions for summary judgment and/or summary adjudication against Fujitsu’s claims and certain of Cirrus Logic’s claims against us. Sumitomo Bakelite filed motions for summary judgment and/or summary adjudication against Fujitsu’s claims on or about January 13, 2005, and against Cirrus Logic’s claims on or about February 10, 2005. The Court is scheduled to hear our and Sumitomo Bakelite’s motions on March 29, 2005. Fact discovery formally closed on July 16, 2004, and the parties will complete what remains outstanding in the expected near term. Expert discovery is ongoing and currently scheduled to conclude by April 1, 2005. A trial in this matter is set to begin on May 2, 2005, and is estimated by the parties to last 20 to 60 court days. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint to include claims for negligence and negligent misrepresentation against us and added ChipPAC Inc. (“ChipPAC”) and Sumitomo Bakelite as cross-defendants. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel’s third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses. Other defendants’ motions to dismiss concerning Atmel’s third amended cross-complaint were granted in part by the Court on January 25, 2005; Atmel has indicated that it intends to file a further amended pleading. Written and deposition discovery are ongoing, with expert discovery to follow. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite denied any liability. The parties completed fact and expert discovery. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined Sumitomo Bakelite’s share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips. In January 2005, Sumitomo Bakelite appealed the judgment against it.

     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. This charge was recorded in selling, general and administrative expenses in our consolidated statement of operations. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We filed a motion to dismiss Maxim’s amended complaint which the Court granted in full on July 6, 2004. Maxim filed a second amended complaint on or about August 5, 2004. We filed a motion to dismiss the second amended complaint on September 7, 2004, which the Court granted in part and denied in part on November 23, 2004. Maxim did not file a further amended pleading thereafter. Sumitomo Bakelite filed its answer to Maxim’s second amended complaint on or about January 3, 2005, asserting a general denial and affirmative defenses. We filed our answer denying liability and asserting affirmative defenses on January 10, 2005; we also filed cross-claims on that date against Sumitomo Bakelite for indemnification and breach of warranties. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004 in lieu of opposing those motions to dismiss. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004 and Fairchild filed a third amended complaint on or about April 15, 2004. We filed a motion to dismiss Fairchild’s third amended pleading which the Court granted in part and denied in part on June 15, 2004. On or about July 15, 2004, Fairchild filed its Fourth Amended Complaint. The Court granted our motion to dismiss certain of Fairchild’s claims at a hearing on September 21, 2004. On October 7, 2004, we filed an answer to the remaining claims in Fairchild’s fourth amended complaint, denying liability generally and asserting affirmative defenses. We also filed a cross-complaint against Sumitomo Bakelite on October 7, 2004 seeking indemnification for its breaches of warranties. Sumitomo Bakelite answered Fairchild’s fourth amended complaint on or about October 8, 2004 and our cross-complaint on or about November 8, 2004, in both instances denying liability generally and asserting affirmative defenses. Written discovery is ongoing, with fact depositions and expert discovery to follow. Trial is currently scheduled to commence on November 7, 2005, and to last 15 court days. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Other Epoxy Mold Compound Matter

     In August 2004, we received an indemnification demand from one of our customers for alleged damages related to the Sumitomo Bakelite molding compound. The amount of damages claimed to date is $2.5 million, but the demand indicates that there may be future claims as well without specifying any amount. We have denied liability in this matter, given Sumitomo Bakelite’s written notice of this issue, and will defend ourselves accordingly, as necessary.

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

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. The appeal was argued in March 2004. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual records. A trial date has been set for May 5, 2005. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we have recourse against Citizen.

     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in U.S. Patents the 133 and 278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004).

     In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the deferred payment of 1.4 billion yen. In May 2004, we filed our Answer to Request for Arbitration, Counterclaim and Request for Abeyance of Proceedings. In our Answer, we contend, among other things, that we do not have an obligation to make the deferred payment due to (i) our inability to perfect the rights assigned by Citizen under the License Agreement, and (ii) Citizen’s breach of its representations and warranties that it had all right and authority to assign its rights under the License Agreement to us.

     The ICC has confirmed an Arbitral Tribunal of three arbitrators. The parties have executed Terms of Reference in accordance with Article 18 of the ICC Rules of Arbitration, which outline the issues to be determined in the dispute, and the procedural rules to be applied by the Arbitral Tribunal. The parties are currently in the process of producing documents, submitting written witness and/or expert statements, and briefing the case in preparation for the hearing, all of which is scheduled to be completed in March 2005. The hearing on this matter has been scheduled for May 9th through 13th, 2005.

     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $68.8 million based on the spot exchange rate at December 31, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling.

     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (the “Court”) against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate and continue to challenge the lack of jurisdiction ruling.

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to the MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However the judge did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the judge’s ruling reviewed by the full International Trade Commission. As a result of this petition, the U.S. International Trade Commission will review the Administrative Law Judge’s initial determination in its entirety. During February 2005, the full Commission of six members received briefing from Amkor, Carsem and the ITC’s investigative staff attorneys based on the existing evidentiary record. The Commission has extended the deadline for completing the investigation to March 31, 2005.

     Computer Software Dispute

     During 2001, we filed a complaint against a computer software vendor and other parties in the Pennsylvania Court of Common Pleas for Chester County alleging claims of misrepresentation, negligent misrepresentation, breach of contract, and professional malpractice. The defendants later asserted a counterclaim for breach of contract against us. In June 2004, we reached agreement with the defendants to a full and final settlement of all issues in dispute. As a result of this settlement, we recorded a $3.4 million net gain in other expense (income), net, during 2004.

22. Customer Concentrations and Geographic Information

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 11.6% and 14.7% of our consolidated net revenues for 2003 and 2002, respectively. 2004 revenues from Toshiba were less than 10%. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived 92.8% of our wafer fabrication revenues from Texas Instruments (TI) in 2002. Effective as of February 28, 2003, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all periods presented (see Note 2). We now operate within one reportable segment, packaging and test operations.

     The following table presents net revenues by country based on the location of the customer:

	Net Revenues
	2004	2003	2002
	(In thousands)
China (including Hong Kong)	$68,998	$96,965	$72,944
Ireland	76,320	74,206	71,197
Japan	284,926	348,861	322,774
Singapore	259,193	177,981	150,737
Taiwan	170,435	142,163	108,620
Korea	127,723	59,377	30,326
Other foreign countries	231,064	209,790	206,091

Total foreign countries	1,218,659	1,109,343	962,689
United States	682,620	494,425	443,489

Consolidated	$1,901,279	$1,603,768	$1,406,178

     The following table presents property, plant and equipment, net, based on the location of the asset:

	Property, Plant and Equipment
	2004	2003	2002
	(In thousands)
China	$153,265	$16,537	$11,996
Japan	35,540	31,892	39,727
Korea	564,687	527,159	484,938
Philippines	340,415	295,963	281,089
Singapore	30,989	—	—
Taiwan	189,900	75,473	76,542
Other foreign countries	289	316	318

Total foreign countries	1,315,085	947,340	894,610
United States	65,311	60,308	71,728

Consolidated	$1,380,396	$1,007,648	$966,338

     The following supplementary information presents net revenues allocated by service type:

	Net Revenues
	2004	2003	2002
	(In thousands)
	(Unaudited)
Traditional packages	$352,111	$340,081	$391,338
Advanced packages	1,367,565	1,124,251	915,067
Test	181,603	139,436	99,773

Consolidated	$1,901,279	$1,603,768	$1,406,178

23. Subsidiary Guarantors

     Our payment obligations under the senior notes and senior subordinated notes (see Note 14) of $1,343.9 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. Presented below is condensed consolidating financial information for the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.

	Condensed Consolidating Balance Sheet December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable	125,927	30,835	112,733	—	269,495
Inventories	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986

Intercompany	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Investments	776,393	355,828	860,960	(1,979,419)	13,762
Goodwill	37,188	24,280	594,584	—	656,052
Other assets	84,436	6,888	37,848	—	129,172

Total assets	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	$14,965	$965	$36,217	$—	$52,147
Other current liabilities	177,339	32,680	176,864	—	386,883

Total current liabilities	192,304	33,645	213,081	—	439,030

Long-term debt	2,024,244	—	16,569	—	2,040,813
Other noncurrent liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,419	43,952	327,789	—	2,589,160

Minority interest	—	—	6,679	—	6,679
Total stockholders equity	369,529	658,543	1,320,876	(1,979,419)	369,529

Total liabilities and stockholders equity	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Balance Sheet December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$203,840	$26,190	$83,229	$—	$313,259
Accounts receivable	120,436	48,667	145,406	—	314,509
Inventories	66,306	6,849	19,284	—	92,439
Other current assets	3,261	2,101	44,244	—	49,606

Total current assets	393,843	83,807	292,163	—	769,813

Intercompany	913,990	(89,374)	(824,616)	—	—
Property, plant and equipment, net	59,659	278,469	669,520	—	1,007,648
Investments	736,323	388,711	806,994	(1,880,847)	51,181
Goodwill	37,188	16,464	576,198	—	629,850
Other assets	70,304	4,014	31,109	—	105,427

Total assets	$2,211,307	$682,091	$1,551,368	$(1,880,847)	$2,563,919

Current liabilities:
Short term borrowings and current portion of long-term debt	$1,752	$—	$26,913	$—	$28,665
Other current liabilities	165,418	42,051	195,762	—	403,231

Total current liabilities	167,170	42,051	222,675	—	431,896

Long-term debt	1,641,947	—	8,760	—	1,650,707
Other noncurrent liabilities	1,186	10,400	67,388	—	78,974

Total liabilities	1,810,303	52,451	298,823	—	2,161,577

Minority interest	—	—	1,338	—	1,338
Total stockholders equity	401,004	629,640	1,251,207	(1,880,847)	401,004

Total liabilities and stockholders equity	$2,211,307	$682,091	$1,551,368	$(1,880,847)	$2,563,919

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$1,255,720	$488,133	$954,326	$(796,900)	$1,901,279
Cost of revenues	1,110,029	382,476	829,042	(788,100)	1,533,447

Gross profit	145,691	105,657	125,284	(8,800)	367,832

Operating expenses:
Selling, general and administrative	114,353	44,058	65,647	(8,800)	215,258
Research and development	5,626	6,912	24,169	—	36,707
Loss (gain) on disposal of fixed assets, net	(51)	—	(271)	—	(322)
Amortization of acquired intangibles	3,066	171	3,742	—	6,979

Total operating expenses	122,994	51,141	93,287	(8,800)	258,622

Operating income	22,697	54,516	31,997		109,210

Other (income) expense:
Interest expense, net	90,352	2,974	55,576	—	148,902
Foreign currency (gain) loss	(3,285)	(70)	9,545	—	6,190
Other (income) expense, net	(21,687)	1,315	(4,072)	—	(24,444)

Total other expense	65,380	4,219	61,049	—	130,648

Income (loss) before income taxes, equity investment earnings (losses) and minority interest	(42,683)	50,297	(29,052)	—	(21,438)
Equity investment earnings (losses)	10,684	(38,758)	45,151	(17,079)	(2)
Minority interest	—	—	(904)	—	(904)

Income (loss) before income taxes	(31,999)	11,539	15,195	(17,079)	(22,344)
Provision for income taxes	5,537	8,271	1,384	—	15,192

Net income (loss)	$(37,536)	$3,268	$13,811	$(17,079)	$(37,536)

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$1,061,269	$462,100	$893,759	$(813,360)	$1,603,768
Cost of revenues	933,242	395,072	739,365	(800,377)	1,267,302

Gross profit	128,027	67,028	154,394	(12,983)	336,466

Operating expenses:
Selling, general and administrative	102,211	28,331	58,135	(12,983)	175,694
Research and development	8,763	4,846	16,558	—	30,167
Loss (gain) on disposal of fixed assets, net	(600)	(480)	494	—	(586)
Amortization of acquired intangibles	2,973	—	5,210	—	8,183

Total operating expenses	113,347	32,697	80,398	(12,983)	213,458

Operating income	14,680	34,331	73,997	—	123,008

Other (income) expense:
Interest expense, net	86,474	2,474	51,333	—	140,281
Foreign currency (gain) loss	(3,380)	(521)	880	—	(3,022)
Other (income) expense, net	30,440	1,124	(512)	—	31,052

Total other expense	113,534	3,076	51,701	—	168,311

Income (loss) before income taxes, equity investment earnings (losses), minority interest and discontinued operations	(98,853)	31,254	22,296	—	(45,303)
Equity investment earnings (losses)	26,043	2,251	24,301	(55,885)	(3,290)
Minority interest	—	—	(4,008)	—	(4,008)

Income (loss) from continuing operations before income taxes	(72,810)	33,505	42,589	(55,885)	(52,601)
Provision for income taxes (benefit)	(20,442)	10,728	9,481		(233)

Income (loss) from continuing operations	(52,368)	22,777	33,108	(55,885)	(52,368)
Income from discontinued operations, net of tax	54,566	—	—	—	54,566

Net income	$2,198	$22,777	$33,108	$(55,885)	$2,198

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2002
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$959,143	$422,339	$816,956	$(792,260)	$1,406,178
Cost of revenues	924,565	437,376	730,190	(781,568)	1,310,563

Gross profit (loss)	34,578	(15,037)	86,766	(10,692)	95,615

Operating expenses:
Selling, general and administrative	99,205	31,921	54,725	(10,692)	175,159
Research and development	8,616	7,911	19,391	—	35,918
Loss (gain) on disposal of fixed assets, net	895	(86)	1,687	—	2,496
Amortization of acquired intangibles	2,034	—	4,958	—	6,992
Special charges	17,606	71,186	203,178	—	291,970

Total operating expenses	128,356	110,932	283,939	(10,692)	512,535

Operating loss	(93,778)	(125,969)	(197,173)	—	(416,920)

Other (income) expense:
Interest expense, net	83,550	5,476	58,471	—	147,497
Foreign currency (gain) loss	(2,833)	(565)	4,304	—	906
Other (income) expense, net	(410)	3,338	(3,942)	—	(1,014)

Total other expense	80,307	8,249	58,833	—	147,389

Loss before income taxes, equity investment (losses), minority interest and discontinued operations	(174,085)	(134,218)	(256,006)	—	(564,309)
Equity investment losses	(622,069)	(251,156)	(143,889)	808,949	(208,165)
Minority interest	—	—	(1,932)	—	(1,932)

Loss from continuing operations before income taxes	(796,154)	(385,374)	(401,827)	808,949	(774,406)
Provision for income taxes	(38,935)	5,881	15,867	—	60,683

Loss from continuing operations	(835,089)	(391,255)	(417,694)	808,949	(835,089)
Income from discontinued operations, net of tax	8,330	—	—	—	8,330

Net loss	$(826,759)	$(391,255)	$(417,694)	$808,949	$(826,759)

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(98,966)	$111,736	$203,844	$—	$216,614

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(11,785)	(116,378)	(277,563)	—	(405,726)
Acquisitions, net of cash acquired	(45,283)	—	(18,330)	—	(63,613)
Proceeds from the sales of investments	49,409	—	—	—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(188,190)	2,190	515	193,094	7,609

Net cash used in investing activities	(195,849)	(114,188)	(276,751)	193,094	(393,694)

Cash flows from continuing financing activities:
Net change in bank overdraft, short-term borrowings and notes payable	(10,590)	—	(109,895)	—	(120,485)
Net proceeds from issuance of long-term debt	533,037	—	1,449	—	534,486
Payments of long-term debt, including redemption premium payment	(170,464)	(4,712)	(10,066)	—	(185,242)
Other financing activities	6,416	7,191	185,903	(193,094)	6,416

Net cash provided by financing activities	358,399	2,479	67,391	(193,094)	235,175

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	157	—	662	—	819

Cash flows provided by discontinued operations	111	—	—	—	111

Net increase (decrease) in cash and cash equivalents	63,852	27	(4,854)	—	59,025
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$267,692	$26,217	$78,375	$—	$372,284

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(105,404)	$114,742	$167,008	$—	$176,346

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(6,360)	(54,675)	(169,469)	—	(230,504)
Acquisitions, net of cash acquired			(2,505)	—	(2,505)
Proceeds from the sales of investments	55,879	—	716	—	56,595
Purchase of investments	(13,765)	—	—	—	(13,765)
Proceeds from note receivable	—	—	18,253	—	18,253
Other investing activities	40,635	(583)	5,199	(40,421)	4,830

Net cash from (used in) investing activities	76,389	(55,258)	(147,806)	(40,421)	(167,096)

Cash flows from continuing financing activities:
Net change in bank overdraft and short-term borrowings	(1,943)	—	(14,471)	—	(16,414)
Net proceeds from issuance of long-term debt	584,423	—	—	—	584,423
Payments of long-term debt, including redemption premium payment	(706,431)	—	(33,423)	—	(739,854)
Net proceeds from issuance of common stock	133,466	—	—	—	133,466
Other financing activities	16,367	(78,879)	38,458	40,421	16,367

Net cash from (used in) financing activities	25,882	(78,879)	(9,436)	40,421	(22,012)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,488	—	1,488

Cash flows provided by discontinued operations	13,284	—	—	—	13,284

Net increase (decrease) in cash and cash equivalents	10,151	(19,395)	11,254	—	2,010
Cash and cash equivalents, beginning of period	193,689	45,585	71,975	—	311,249

Cash and cash equivalents, end of period	$203,840	$26,190	$83,229	$—	$313,259

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2002
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(85,422)	$17,047	$181,550	$—	$113,175

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(12,273)	(17,282)	(65,549)	—	(95,104)
Acquisitions, net of cash acquired	(5,727)	—	(12,732)	—	(18,459)
Proceeds from disposition of equity investment	58,139	—	—	—	58,139
Other investing activities	85,910	18,581	(19,046)	(84,586)	859

Net cash from (used in) investing activities	126,049	1,299	(97,327)	(84,586)	(54,565)

Cash flows from continuing financing activities:
Net change in bank overdraft and short-term borrowings	188	—	6,672	—	6,860
Payments of long-term debt, including redemption premium payment	(645)	—	(29,474)	—	(30,119)
Other financing activities	11,877	(3,544)	(81,042)	84,586	11,877

Net cash from (used in) financing activities	11,420	(3,544)	(103,844)	84,586	(11,382)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,333	—	1,333

Cash flows provided by discontinued operations	62,631	—	—	—	62,631

Net increase (decrease) in cash and cash equivalents	114,678	14,802	(18,288)	—	111,192
Cash and cash equivalents, beginning of period	79,011	30,783	90,263	—	200,057

Cash and cash equivalents, end of period	$193,689	$45,585	$71,975	$—	$311,249

24. Related Party Transactions

     Mr. JooHo Kim is an executive officer of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). During 2004, 2003 and 2002, purchases from Anam Information Technology, Inc. totaled $1.2 million, $2.9 million and $0.5, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2004, and 2003 were $0.0 million and $1.2 million, respectively.

     Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. During 2004, 2003 and 2002, Jesung C&M’s revenues derived from Amkor totaled $6.4 million, $5.6 million and $5.6 million, respectively. Amounts due to Jesung C&M at December 31, 2004, and 2003 were $0.5 million and $0.4 million, respectively.

     Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. During 2004, 2003 and 2002, these subsidiaries purchased $3.0 million, $1.3 million and $0.6 million of services from Dongan Engineering Co., Ltd. Amounts due to Dongan Engineering Co., Ltd. at December 31, 2004, and 2003 were $0.2 million and $0.3 million, respectively.

     We purchase leadframe inventory from Acqutek. James J. Kim’s, our Chairman and Chief Executive Officer, ownership in Acqutek is approximately 17.7% at December 31, 2004. Total purchases from Acqutek were $11.8, $16.1 million and

$15.7 million during 2004, 2003 and 2002, respectively. Amounts due to Acqutek at December 31, 2004, and 2003 were $0.4 million and $0.1 million, respectively

     As discussed in Note 21, we lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2004, 2003 and 2002 were $1.1 million, $1.2 million and $1.2 million, respectively. Our sublease income includes $0.6 million, $0.5 million and $0.5 million in 2004, 2003 and 2002, respectively, from related parties.

REPORT OF INDEPENDENT AUDITORS

The Stockholders and the Board of Directors
Amkor Technology Philippines, Inc.

     We have audited the accompanying balance sheet of Amkor Technology Philippines, Inc. (the Company, formerly Amkor Technology Philippines (P1/P2), Inc., a company incorporated under the laws of the Republic of the Philippines) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ SYCIP GORRES VELAYO & CO.

Makati City, Philippines
January 15, 2003

AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning	to		(a)	Balance at
	of Period	Expense	Write-offs	Other	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$6,842	500	(220)	—	$7,122
Year ended December 31, 2003	$7,122	—	(608)	—	$6,514
Year ended December 31, 2004	$6,514	(161)	(1,279)	—	$5,074

Deferred tax asset valuation reserve:
Year ended December 31, 2002	$62,783	214,762	—	—	$277,545
Year ended December 31, 2003	$277,545	20,726	—	(3,982)	$294,289
Year ended December 31, 2004	$294,289	(34,252)	—	9,713	$269,750

(a)	Column represents adjustments to the deferred tax asset valuation reserve as a result of business acquisitions and the sale of available for sale securities in which the valuation reserve is adjusted directly through stockholders’ equity.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective September 30, 2003, SyCip Gorres Velayo & Co. (“SGV”), a member practice of Ernst & Young Global, was replaced as external auditors of our wholly owned subsidiary, Amkor Technology Philippines, Inc. (“ATP”). SGV became a member practice of Ernst & Young Global beginning September 1, 2002. SGV was a member firm of Arthur Andersen at the time it provided its report on the combined financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., which were the predecessor entities of ATP. PricewaterhouseCoopers LLP, our principal accountant, relied in its report on our consolidated financial statements on SGV’s report on the financial statements of ATP as of and for the year ended December 31, 2002 and on SGV’s report on the combined financial statements of ATP’s predecessor entities as of and for the fiscal years ended December 31, 2001 and 2000. PricewaterhouseCoopers, our independent registered public accounting firm, has expanded the scope of its services to include the audit of ATP for the years ending December 31, 2004 and 2003, thereby replacing SGV. The Audit Committee of our board of directors approved this replacement.

     The independent auditors’ reports of SGV on the financial statements of ATP or on the combined financial statements of its predecessor entities during the two fiscal years ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 2002 and through September 30, 2003, we had no disagreements with SGV on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of SGV, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. During the two fiscal years ended December 31, 2002 and through September 30, 2003, there have been no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided SGV with a copy of this disclosure, and we requested that SGV furnish us with a letter addressed to the Securities and Exchange Commission (“SEC”), stating whether it agrees with the above statements. A copy of SGV’s letter to the SEC, dated September 30, 2003, is incorporated by reference to this Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     During the fourth quarter of 2004, Amkor management, including the principal executive officer and principal financial officer, evaluated Amkor’s disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that Amkor files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to Amkor, including its consolidated subsidiaries, is made known to Amkor’s management, including these officers, by other employees of Amkor and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

     Accordingly, as of December 31, 2004, these officers (the principal executive officer and principal financial officer) concluded that Amkor’s disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Annual Report on Form 10-K.

     Our management has excluded Unitive Inc. and Unitive Semiconductor Taiwan Corporation from its assessment of internal control over financial reporting as of December 31, 2004, because the companies were acquired by Amkor in purchase business combinations during 2004. Unitive Inc., a wholly-owned subsidiary, and Unitive Semiconductor Taiwan Corporation, a 60% owned subsidiary, have combined total assets and combined total revenues that represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     Amkor’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Amkor’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Control Persons; Compliance With Section 16(a) of The Exchange Act

Directors, Executive Officers and Significant Employees

     The following table sets forth the names and the ages as of February 28, 2005 of our named executive officers, our significant employee and our incumbent directors.

Name	Age	Position
James J. Kim	69	Chief Executive Officer and Chairman
John N. Boruch	62	President, Chief Operating Officer and Director
Kenneth T. Joyce	57	Executive Vice President and Chief Financial Officer
Oleg Khaykin	40	Executive Vice President, Corporate Development and Flip Chip Operations
Jooho Kim	52	Executive Vice President, Corporate Strategy
Michael J. Lamble	49	Corporate Vice President, Worldwide Sales
Winston J. Churchill (1)(2)(3)(4)	64	Director
Thomas D. George (1)(4)	64	Director
Gregory K. Hinckley (2)(4)	58	Director
Juergen Knorr	72	Director
John B. Neff (2)(3)(4)	73	Director
James W. Zug (2)(4)	64	Director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Nominating and Governance Committee.

(4)	Independent directors, as determined by the board of directors.

     James J. Kim. James J. Kim, 69, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor, Amkor Electronics, Inc., in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of Electronics Boutique Holdings Corp., an electronics retail chain. Mr. James Kim is a brother of Jooho Kim, our Executive Vice President of Corporate Strategy.

     John N. Boruch. John N. Boruch, 62, was reappointed to be President and Chief Operating Officer in September 2004, after serving as Vice Chairman since January 2004. He has been a director since 1997. Mr. Boruch joined Amkor in 1984, and from 1984 to 1992 he was Corporate Vice President in charge of sales. He was named President in February 1992 and Chief Operating Officer in September 1997. Prior to joining Amkor, Mr. Boruch was with Motorola, a communications and electronics company, for 18 years. Mr. Boruch earned a B.A. in Economics from Cornell University. Mr. Boruch is also a director of the Fabless Semiconductor Association.

     Kenneth T. Joyce. Kenneth T. Joyce, 57, has served as our Executive Vice President and Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining Amkor, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph’s University and an M.B.A. in Finance from Drexel University.

     Oleg Khaykin. Oleg Khaykin, 40, has served as our Executive Vice President of Corporate Development and Flip Chip Operations since joining Amkor in May 2003. Mr. Khaykin is also responsible for Amkor’s flip chip and Singapore test operations. Mr. Khaykin was appointed as an executive officer in January 2004. Prior to joining Amkor, Mr. Khaykin was the Vice President of Strategy and Business Development for Conexant Systems Inc./Mindspeed Technologies, a company that designs, develops, and sells communication integrated circuits for networking applications. Mr. Khaykin also spent eight years working for The Boston Consulting Group (BCG), a strategic consulting firm. Mr. Khaykin earned a B.S in Electrical and Computer Engineering with Highest University Honors from Carnegie Mellon University and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.

     Jooho Kim. Jooho Kim, 52, was appointed as an executive officer in January 2004. Mr. Kim has served as our Executive Vice President of Corporate Strategy since August 2004. Prior to his current appointment, Mr. Kim served as our Executive Vice President of Worldwide Manufacturing and Senior Vice President of Enterprise Infrastructure. Mr. Kim joined Amkor in February 2001 as Vice President of Business Technology. Prior to joining Amkor, Mr. Kim was President and Chief Executive Officer of Anam Telecom Inc. in Seoul, Korea. Mr. Kim earned a Bachelor in Law degree from KyungHee University, an M.B.A from Penn State University and a Ph.D. in Business Administration from the University of Colorado. Mr. Jooho Kim is a brother of James J. Kim, our Chief Executive Officer and Chairman.

     Michael J. Lamble. Michael J. Lamble, 49, has served as our Corporate Vice President of Worldwide Sales since August 2002. Beginning in September 1997, Mr. Lamble was our Senior Vice President of Sales. Mr. Lamble joined Amkor in December 1992. Prior to joining Amkor, Mr. Lamble was the Vice President and General Manager for the Materials Division at Heraeus Incorporated, a manufacturer of electronics products, responsible for U.S. manufacturing and sales from 1988 to 1992. Prior to 1988, Mr. Lamble headed US Sales & Marketing for Mitsui High–Tech, a producer of leadframes, interconnect assembly and precision tooling. Mr. Lamble earned a B.S. in Business from Santa Clara University.

     Winston J. Churchill. Winston J. Churchill, 64, has been a director of Amkor since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, which manages private equity funds for institutional investors. Mr. Churchill is also Chairman of CIP Capital Management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Auxilium Pharmaceuticals Inc., Griffin Land and Nurseries, Inc., Innovative Solutions and Support, Inc. and of various SCP portfolio companies. In addition, he serves as a director of a number of charities and as trustee of educational institutions including Fordham University, Georgetown University, the Gesu School and the Young Scholars Charter School. From 1989 to 1993, Mr. Churchill served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System.

     Thomas D. George. Thomas D. George, 64, has been a director of Amkor since November 1997. Mr. George was Executive Vice President, and President and General Manager, Semiconductor Products Sector (“SPS”) of Motorola, Inc. from April 1993 to May 1997. Prior to that, he held several positions with Motorola, Inc. including Executive Vice President and Assistant General Manager, SPS, from November 1992 to April 1993 and Senior Vice President and Assistant General Manager, SPS, from July 1986 to November 1992. Mr. George is currently retired, and is a director of Ultratech, Inc.

     Gregory K. Hinckley. Gregory K. Hinckley, 58, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc. He is a member of the board of directors of Unova, Inc. and Arcsoft, Inc.

     Juergen Knorr. Juergen Knorr, 72, has been a director of Amkor since February 2001. Dr. Knorr is the former CEO and Group President of Siemens Semiconductor Group, a semiconductor company, and a former Member of the Executive Board of Siemens AG. Following his retirement from Siemens in 1996, Dr. Knorr has taken an active role in advancing the European semiconductor industry as a member of the Joint European Submicron Silicon Initiative, as past president of the European Electronics Components Manufacturer Association, and as president and chairman of Micro Electronics Development for European Applications (MEDEA).

     John B. Neff. John B. Neff, 73, has been a director of Amkor since January 1999. Mr. Neff retired from Wellington Management Company, LLP, an investment management company, in 1995, after more than 30 years of service.

During his tenure at Wellington, Mr. Neff was portfolio manager for Vanguard Windsor Fund and Vanguard Gemini II mutual fund. He was also Senior Vice President and Managing Partner of Wellington Management, one of the largest investment management firms in the United States. From 1996 to 1998, Mr. Neff was a director with Chrysler Corporation. He is a member of the board of directors of Greenwich Associates.

     James W. Zug. James W. Zug, 64, has been a director of Amkor since January 2003. Mr. Zug retired from PricewaterhouseCoopers LLP in 2000 following a 36-year career at PricewaterhouseCoopers and Coopers & Lybrand, both public accounting firms. From 1998 until his retirement, Mr. Zug was Global Leader — Global Deployment for PricewaterhouseCoopers. From 1993 to 1998 Mr. Zug was Managing Director International for Coopers & Lybrand. He also served as audit partner for a number of public companies over his career. PricewaterhouseCoopers is Amkor’s independent registered public accounting firm; however, Mr. Zug was not involved with servicing Amkor during his tenure at PricewaterhouseCoopers. Mr. Zug serves on the boards of directors of Brandywine Group of mutual funds and Teleflex, Inc. Mr. Zug served on the boards of directors of SPS Technologies, Inc. and Stackpole Ltd. prior to the sale of both of these companies in 2003.

CODE OF ETHICS

     We have adopted a code of ethics, the Amkor Code of Business Conduct and Ethical Guidelines, which applies to our chief executive officer, chief financial officer, controller and all other Amkor employees. In addition, we have adopted a Code of Ethics applicable to members of our board of directors. We will provide to any person without charge, upon request, a copy of our codes of ethics. Such a request should be made in writing and addressed to Corporate Communications, Amkor Technology, Inc., 1900 South Price Road, Chandler, Arizona 85248. Further, our Amkor Code of Ethics and our Amkor Directors’ Code of Ethics are included as exhibits to this Form 10-K. We intend to disclose any amendments or waivers to our codes of ethics on our website: www.amkor.com.

BOARD MEETINGS AND COMMITTEES

     Our board of directors meets approximately four times a year in regularly scheduled meetings, but will meet more often if necessary. The board of directors held six meetings and acted by unanimous written consent on two occasions during 2004. Each director attended at least 75% of all board and applicable committee meetings.

     The full board of directors considers all major decisions of Amkor. However, the board of directors has established a compensation committee, an audit committee and a nominating committee. Both the compensation committee and audit committee are chaired by an outside director.

COMPENSATION COMMITTEE

     The Compensation Committee is comprised of Messrs. George and Churchill. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and our 2003 Nonstatutory Inducement Grant Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2004, the Compensation Committee met three times apart from regular meetings with the entire board of directors.

THE AUDIT COMMITTEE

     The Audit Committee is comprised of Messrs. Churchill, Hinckley, Neff and Zug all of whom meet the independence and experience requirements set forth in the Nasdaq and SEC rules. The board of directors has determined that three of our four Audit Committee members, Messrs. Hinckley, Neff and Zug, qualify as audit committee financial experts, as defined by the SEC. The Audit Committee: (1) recommends to the board of directors the annual appointment of our independent registered public accounting firm, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent registered public accounting firm and discusses the foregoing with the company’s management, (4) reviews and approves non-audit services of the independent registered public accounting firm, (5) reviews the company’s accounting policies and financial statements, (6) reviews the activities, organizational structure and qualifications of the company’s internal audit function, (7) reviews management’s procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (8) reviews and discusses with our independent registered public accounting firm their independence. The Audit Committee met nine times apart from regular meetings with the entire board. In connection with the execution of the responsibilities of the Audit Committee, including the review of the company’s quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2004 with the company’s management and independent registered public accounting firm.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish Amkor with copies of all forms that they file pursuant to Section 16(a).

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for such persons, Amkor believes that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with in a timely fashion during 2004, with the exception of one report on Form 4 for each of the non-employee directors. Amkor failed to report, on behalf of Winston J. Churchill, Thomas D. George, Gregory K. Hinckley, Juergen Knorr, John B. Neff and Jim W. Zug, a stock option grant that was granted on July 29, 2004. In each case, the required forms were not filed on a timely basis but have since been filed.

Item 11. Executive Compensation

Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2004 by our Chief Executive Officer and our five other most highly compensated employees, which includes all of our executive officers as of December 31, 2004:

Summary Compensation Table

				Long-Term
				Compensation
		Annual		Securities
		Compensation		Underlying	All Other
Name	Year	Salary	Bonus(1)	Options(2)	Compensation(3)(4)
James J. Kim	2004	$826,667	$—	60,000	$$11,985
Chief Executive Officer	2003	$790,000	$2,150,000	1,000,000	$9,970
and Chairman	2002	$790,000	$—	250,000	$8,922
John N. Boruch	2004	$607,500	$—	60,000	$13,076
President, Chief Operating Officer	2003	$580,000	$580,000	1,125,000	$10,677
and Director	2002	$580,000	$—	225,000	$9,794
Kenneth T. Joyce	2004	$293,333	$—	45,000	$9,992
Executive Vice President and Chief	2003	$273,923	$200,000	250,000	$9,834
Financial Officer	2002	$235,000	$—	70,000	$8,754
Oleg Khaykin	2004	$269,231	$—	50,000	$5,606
Executive Vice President,	2003	$165,000	$75,000	—	$234
Corporate Development	2002	$—	$—	— $	—
Jooho Kim	2004	$264,616	$—	150,000	$12,830
Executive Vice President of	2003	$200,000	$75,000	—	$6,468
Corporate Strategy	2002	$200,000	$—	—	$6,468
Michael J. Lamble	2004	$288,750	$—	25,000	$16,304
Corporate Vice President,	2003	$275,000	$125,000	260,000	$17,883
Worldwide Sales	2002	$257,692	$—	50,000	$6,468

(1)	Bonus amounts include incentive compensation earned in the year indicated but that were approved by our board of directors and paid in the following year. Payments under the Employee Profit Sharing Plan are for the year indicated and related to the prior year’s results. No incentive compensation was earned in 2004 or 2002. 2003 bonus amounts were paid in 2004.

(2)	Long-term compensation represents stock options issued under the 1998 Stock Plan during the year.

(3)	All other compensation for all of the named executives includes $6,000 paid to each executive’s 401(k) plan in each year; except Oleg Khaykin who was paid $2,798 in 2004. Mr. Khaykin began his employment with Amkor in May 2003 and was not eligible for the 401(k) matching company contribution in that year.

(4)	All other compensation includes a reimbursement for vehicle expenses and a $468 premium for $300,000 of term life insurance for which Amkor is not the beneficiary.

OPTION GRANTS IN FISCAL 2004

     The following table provides information concerning each grant of options to purchase our common stock made during 2004 to our Chief Executive Officer and our five other most highly compensated employees, which includes all of our executive officers as of December 31, 2004:

	Individual Grants					Potential Realizable Value
	Number Of		% Of Total			Minus Exercise Price At
	Securities		Options	Exercise		Assumed Annual Rates Of
	Underlying		Granted To	Price		Stock Price Appreciation For
	Options		Employees In	Per Share	Expiration	Option Term(2)
Name	Granted		Fiscal Year	($/sh)	Date	5%	10%
James J. Kim	60,000	(1)	2.0%	$5.31	11/12/14	$200,366	$507,766
Chief Executive Officer and Chairman

John N. Boruch	60,000	(1)	2.0%	$5.31	11/12/14	$200,366	$507,766
President, Chief Operating Officer and Director

Kenneth T. Joyce	45,000	(1)	1.5%	$5.31	11/12/14	$150,274	$380,825
Executive Vice President and Chief Financial Officer

Oleg Khaykin	50,000	(1)	1.7%	$5.31	11/12/14	$166,972	$423,139
Executive Vice President, Corporate Development

Jooho Kim	130,000	(1)	4.3%	$17.39	1/30/14	$1,421,742	$3,602,974
Executive Vice President of	20,000	(1)	0.7%	$5.31	11/12/14	$66,789	$169,255
Corporate Strategy

Michael J. Lamble	25,000	(1)	0.8%	$4.93	10/27/14	$77,511	$196,429
Corporate Vice President, Worldwide Sales

(1)	25% of shares subject to the option become exercisable one year after the date of grant and an additional 1/48 of such shares subject to the option becoming exercisable each month thereafter.

(2)	Potential realizable value is based on the assumption that: (1) our common stock will appreciate at the compound annual rate shown from the date of grant until the expiration of the option term and (2) that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. We assume stock appreciation of 5% and 10% pursuant to rules promulgated by the Securities and Exchange Commission, and these percentages do not reflect our estimate of future stock price growth.

YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by our Chief Executive Officer and our five other most highly compensated employees as of December 31, 2004, which includes all of our executive officers as of December 31, 2004. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

			Number of Securities		Dollar Value Of
			Underlying		Unexercised
	Shares		Unexercised Options At		In-The-Money Options At
	Acquired		December 31, 2004		December 31, 2004
		Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James J. Kim	—	—	1,000,000	60,000	$—	$89,400
Chief Executive Officer and Chairman
John N. Boruch	—	—	1,272,735	60,000	$54,418	$89,400
President, Chief Operating Officer and Director
Kenneth T. Joyce	—	—	273,000	45,000	$—	$67,050
Executive Vice President and Chief Financial Officer
Oleg Khaykin	—	—	160,000	50,000	$—	$74,500
Executive Vice President, Corporate Development
Jooho Kim	—	—	160,750	20,000	$—	$29,800
Executive Vice President of Corporate Strategy
Michael J. Lamble	—	—	400,704	25,000	$44,123	$46,750
Corporate Vice President, Worldwide Sales

Director Compensation

     We do not compensate directors who are also employees or officers of our company for their services as directors. Non-employee directors, however, are eligible to receive: (1) an annual retainer of $25,000, (2) $2,000 per meeting of the board of directors that they attend, (3) $2,000 per meeting of a committee of the board of directors that they attend or $3,000 for committee chairs and (4) $500 per non-regularly scheduled telephonic meeting of the board of directors in which they participate. We also reimburse non-employee directors for travel and related expenses incurred by them in attending board and committee meetings.

     1998 Director Option Plan: Our board of directors adopted the 1998 Director Option Plan (the “Director Plan”) in January 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the board of directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to a non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the board of directors. As of December 31, 2004, there are no shares available for future grant under the Director Plan. However, future grants to non-employee directors may be granted under the 1998 Stock Plan.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of Messrs. Churchill and George. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor’s subsidiaries during fiscal 2004. None of Amkor’s Compensation Committee members or executive officers has served on the board of directors or on the compensation committee of any other entity one of whose executive officers served on our board of directors or on our Compensation Committee.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of January 31, 2005 by:

•	each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors; and

•	each Named Executive Officer as of fiscal year end.

Beneficial Ownership(a)

	Number of	Percentage
Name and Address	Shares	Ownership
James J. Kim Family Control Group (b)(c)	74,438,641	41.5%
1345 Enterprise Drive West Chester, PA 19380
Winston J. Churchill (d)	66,200	*
Thomas D. George (e)	55,000	*
Gregory K. Hinckley (f)	57,000	*
Dr. Juergen Knorr (g)	30,000	*
John B. Neff (h)	240,000	*
James W. Zug (i)	55,100	*
John N. Boruch (j)	1,408,198	*
Kenneth T. Joyce (k)	294,279	*
Oleg Khaykin (l)	160,000	*
Jooho Kim (m)	165,574	*

Michael J. Lamble (n)	446,871	*
All directors and Named Executive Officers (o)	77,416,863	43.1%

*	Represents less than 1%.

(a)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before March 31, 2005 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b)	Represents 29,727,093 shares held by James J. and Agnes C. Kim; and 50,000 shares held by the Trust of James J. Kim dated May 6, 2004 established for the benefit of James J. Kim’s grandchildren, with James J. Kim as the Trustee; and 150,000 shares held by James J. Kim dated May 5, 2004 established for the benefit of the James and Agnes Kim Foundation, with James J. Kim as the Trustee; 139,516 shares issuable upon the conversion of convertible debt held by Mrs. Kim that is convertible on or before March 31, 2005; 14,457,344 shares held by the David D. Kim Trust of December 31, 1987, 13,957,344 shares held by the John T. Kim Trust of December 31, 1987; and 500,000 shares held by the Trust of John T. Kim dated October 27, 2004 established for the benefit of John T. Kim’s minor children, with John T. Kim as the Trustee; 6,257,344 shares held by the Susan Y. Kim Trust of December 31, 1987; and 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim’s minor children, with Susan Y. Kim as the Trustee. James J. and Agnes C. Kim are husband and wife and, accordingly, each may be deemed to beneficially own shares of our common stock held in the name of the other. David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). All of the above-referenced trusts, together with their respective trustees and James J. and Agnes C. Kim may be considered a “group” under Section 13(d) of the Exchange Act on the basis that the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with James Kim’s extended family. This group may be deemed to have beneficial ownership of 74,438,641 shares or approximately 42.4% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c)	Includes 1,000,000 shares issuable upon the exercise of stock options that are exercisable by Mr. James Kim on or before March 31, 2005.

(d)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before March 31, 2005.

(e)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. George on or before March 31, 2005.

(f)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinkley on or before March 31, 2005.

(g)	Includes 30,000 shares issuable upon the exercise of stock options that are exercisable by Dr. Knorr on or before March 31, 2005.

(h)	Includes 40,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Neff on or before March 31, 2005.

(i)	Includes 23,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Zug on or before March 31, 2005.

(j)	Includes 1,350,892 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before March 31, 2005.

(k)	Includes 273,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before March 31, 2005.

(l)	Includes 160,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Khaykin on or before March 31, 2005.

(m)	Includes 160,750 shares issuable upon the exercise of stock options that are exercisable by Mr. Jooho Kim on or before March 31, 2005.

(n)	Includes 400,704 shares issuable upon the exercise of stock options that are exercisable by Mr. Lamble on or before March 31, 2005.

(o)	Includes 3,573,679 shares issuable upon the exercise of stock options that are exercisable on or before March 31, 2005.

EQUITY COMPENSATION PLANS

     The following table summarizes our equity compensation plans as of December 31, 2004:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a))
Equity compensation plans approved by stockholders	17,578,766	$10.75	2,880,641	(1)-(3)
Equity compensation plans not approved by stockholders	148,000	$17.02	300,000	(4)

Total equity compensation plans	17,726,766		3,180,641	(1)-(4)

(1)	As of December 31, 2004, no shares of common stock were available for sale under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserved for issuance under the plan. This plan does not have a replenishment provision and no additional shares will be available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the board of directors.

(2)	As of December 31, 2004, 183 shares of common stock were available for sale under the 1998 Employee Stock Purchase Plan; and there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under such plan up to 1,000,000 as of each January 1. On January 1, 2005, 999,817 additional shares were made available pursuant to the annual replenishment provision.

(3)	As of December 31, 2004, a total of 2,880,458 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2005, 2,119,542 additional shares were made available pursuant to the annual replenishment provision.

(4)	On September 9, 2003, our board of directors adopted the 2003 Nonstatutory Inducement Grant Stock Plan (the “2003 Plan”) for the purposes of attracting and retaining the best available personnel, providing additional incentives to employees, directors and consultants and promoting the success of our business. The 2003 Plan has not been approved by our stockholders. The 2003 Plan provides for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 300,000 shares of common stock were reserved for issuance under the 2003 Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the 2003 Plan to 300,000 as of each January 1. As of December 31, 2004, options with respect to 148,000 shares were outstanding and 300,000 shares were available for future grants. On January 1, 2005, no additional shares were made available pursuant to the annual replenishment provision. The administrator of the 2003 Plan (either our board of directors or a committee appointed by our board of directors) determines the terms and conditions of any stock option or stock purchase right granted under the 2003 Plan, including the exercise price and the term and vesting schedule of each stock option or stock purchase right. The 2003 Plan may be terminated at any time by our board of directors.

Item 13. Certain Relationships And Related Transactions

     Employee Family Members of our Executive Officers

     JooHo Kim is a brother of James J. Kim, our Chief Executive Officer and Chairman of the Board, and is employed as our Executive Vice President of Corporate Strategy. Mr. JooHo Kim’s compensation benefits are disclosed in Item 11. Executive Compensation. Mr. JooHo Kim, together with his children, own 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). During 2004, purchases from Anam Information Technology, Inc. totaled $1.2 million. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. During 2004, Jesung C&M’s revenues derived from Amkor totaled $6.4 million.

     John T. Kim is the son of James J. Kim and is employed as our Director, Corporate Development. Mr. John T. Kim’s base salary was $120,000 in 2004. Mr. John T. Kim earned no bonus and was granted no stock options in 2004 or 2003.

     Catherine Loucks Boruch is the wife of John Boruch, our President, Chief Operating Officer and Director, and is employed as our Senior Vice President, Human Resources. Ms. Loucks’ base salary, fringe benefits and bonus earned were $215,250, $7,232 and $0, respectively, in 2004. Ms. Loucks’ bonus earned in 2003 was $75,000 and was paid during 2004. During 2004, Ms. Loucks was granted 15,000 stock options for which the exercise price was equal to the fair market value of Amkor common stock on the date of grant.

     Other Related Party Transactions

     As of December 31, 2004, Mr. James Kim and members of his immediate family beneficially owned approximately 41.5% of our outstanding common stock.

     Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. During 2004, these subsidiaries purchased $3.0 million of services from Dongan Engineering Co., Ltd.

     We purchase leadframe inventory from Acqutek. James J. Kim’s, our Chairman and Chief Executive Officer, ownership in Acqutek is approximately 17.7% at December 31, 2004. Total purchases from Acqutek were $11.8 million during 2004.

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

     We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. The lease expires in 2006. We have the option to extend the lease for an additional 10 years through 2016. Amounts paid for this lease in 2004 were $1.1 million. Our sublease income includes $0.6 million in 2004 from a company in which certain or our board members have ownership interests.

Item 14. Principal Accountant Fees and Services

     PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since 2000. The following table shows the fees paid or accrued by us for the fiscal years 2004 and 2003.

	Year Ended December 31,
	2004	2003
	(In thousands)
Audit fees	$2,800	$1,549
Audit-related fees (a)	382	56
Tax fees (b)	73	58
All other fees	4	—

Total	$3,259	$1,663

(a)	Audit-related fees consist primarily of fees associated with employee benefit plan audits, accounting consultations; as well as due diligence related activity performed.

(b)	Tax fees consist primarily of fees associated with tax compliance services.

     Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, in accordance with the Amkor Audit and Non-Audit Services Pre-Approval Policy. This policy provides for pre-approval of audit, audit-related, tax services and other services specifically described by the Audit Committee. The policy also provides for the general approval of additional individual engagements, which, if they exceed certain pre-established thresholds, must be separately approved by the Audit Committee.

This policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such pre-approval decisions must be reported to the Audit Committee. 100% of the above principal accountant services were approved by the Audit Committee during 2004, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibit and Financial Statement Schedules

     (a) Financial Statements and Financial Statement Schedules

     The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

     (b) Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association. (17)

2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller. (17)

2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd. (21)

2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd. (21)

2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004. (21)

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Correction to Certificate of Incorporation. (4)

3.3	Restated Bylaws. (4)

4.1	Specimen Common Stock Certificate. (3)

4.2	Convertible Subordinated Notes Indenture dated as of May 13, 1998 between the Registrant and State Street Bank and Trust Company, including form of 5 3/4% Convertible Subordinated Notes due 2003. (3)

4.3	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006. (5)

4.4	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10 1/2% Senior Subordinated Note Due 2009. (5)

4.5	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007. (6)

4.6	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000. (6)

4.7	Indenture dated as of February 20, 2001 for 9-1/4% Senior Notes due February 15, 2008. (7)

4.8	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc. (7)

4.9	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006. (8)

4.10	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001. (8)

4.11	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.12	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.13	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (9)

4.14	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (10)

4.15	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (11)

4.16	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003. (13)

4.17	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. (15)

4.18	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture. (20)

4.19	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011. (20)

10.1	Form of Indemnification Agreement for directors and officers. (3)

10.2	1998 Stock Plan and form of agreement thereunder. (3)

10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc. (3)

10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996. (1)

10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996. (1)

10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990. (1)

10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994. (1)

10.8	Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996. (1)

10.9	Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993. (1)

10.10	1998 Director Option Plan and form of agreement thereunder. (1)

10.11	1998 Employee Stock Purchase Plan. (3)

10.12	1998 Stock Option Plan for French Employees. (1)

10.13	Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998. (2)

10.14	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002. (10)

10.15	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002. (10)

10.16	Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu Corporation dated as of September 27, 2002. (11)

10.17	Business Transfer Agreement between Amkor Technology Limited, Anam Semiconductor, Inc., Anam USA, Inc. and the Registrant dated as of January 27, 2003. (12)

10.18	Assignment and Assumption Agreement between the Registrant, Anam Semiconductor, Inc. and Texas Instruments Incorporated dated as of February 28, 2003. (12)

10.19	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013. (13)

10.20	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003. (14)

10.21	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003. (14)

10.22	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (16)

10.23	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (16)

10.24	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (16)

10.25	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JPMorgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners. (18)

10.26	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent. (18)

10.27	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.28	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent. (18)

10.29	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.30	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.31	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc. (18)

10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (19)

10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (19)

10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (19)

10.35	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (19)

10.36	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (19)

10.37	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (19)

10.38	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (19)

10.39	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (19)

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines (22)

14.2	Amkor Technology, Inc. Director Code of Ethics (22)

16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003. (22)

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global

23.3	Consent of Samil Accounting Corporation

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on December 31, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.
By:	/s/ James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: March 16, 2005

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

Name	Title	Date
/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	March 29, 2005

/s/ John N. Boruch John N. Boruch	President and Director	March 29, 2005

/s/ Kenneth T. Joyce Kenneth T. Joyce	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ Winston J. Churchill Winston J. Churchill	Director	March 29, 2005

/s/ Thomas D. George Thomas D. George	Director	March 29, 2005

/s/ Gregory K. Hinckley Gregory K. Hinckley	Director	March 29, 2005

/s/ John B. Neff John B. Neff	Director	March 29, 2005

Name	Title	Date
/s/ Juergen Knorr Juergen Knorr	Director	March 29, 2005

/s/ James W. Zug James W. Zug	Director	March 29, 2005