Form 10-Q
period 2005-03-31
AMKOR TECHNOLOGY INC
filed 2005-05-16
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
are
or

☐       TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29472

AMKOR TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1722724
(State of incorporation)	(I.R.S. Employer Identification Number)

1900 South Price Road
Chandler, AZ 85248
(480) 821-5000
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

     The number of outstanding shares of the registrant’s Common Stock as of May 16, 2005 was 176,719,724.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Net sales	$417,481	$464,646
Cost of sales	374,086	352,798

Gross profit	43,395	111,848

Operating expenses:
Selling, general and administrative	58,492	52,178
Research and development	8,900	8,977
Amortization of intangibles	1,974	1,328
Provision for legal settlements and contingencies (Note 12)	50,000	1,500

Total operating expenses	119,366	63,983

Operating income (loss)	(75,971)	47,865

Other expense (income):
Interest expense, net	40,513	33,290
Foreign currency exchange loss	2,232	75
Other expense (income), net	178	(923)
Debt retirement expense	—	2,720

Total other expense (income)	42,923	35,162

Income (loss) before income taxes and minority interest	(118,894)	12,703
Minority interest	1,011	(358)

Income (loss) before income taxes	(117,883)	12,345
Provision for income taxes	1,187	1,435

Net income (loss)	$(119,070)	$10,910

Per share data:
Basic and diluted net income (loss) per common share	$(0.68)	$0.06

Shares used in computing basic income (loss) per common share	175,718	174,622

Shares used in computing diluted income (loss) per common share	175,718	180,202

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$286,760	$372,284
Accounts receivable:
Trade, net of allowance of $5,115 in 2005 and $5,074 in 2004	265,137	265,547
Other	5,912	3,948
Inventories, net (Note 3)	111,638	111,616
Other current assets	33,348	32,591

Total current assets	702,795	785,986

Property, plant and equipment, net (Note 4)	1,372,149	1,380,396
Goodwill (Note 5)	655,858	656,052
Intangibles, net (Note 5)	44,918	47,302
Investments (Note 6)	11,646	13,762
Other assets	78,971	81,870

Total assets	$2,866,337	$2,965,368

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$—	$102
Short-term borrowings and current portion of long-term debt (Note 9)	42,245	52,147
Trade accounts payable	201,577	211,706
Accrued expenses (Note 7)	209,666	175,075

Total current liabilities	453,488	439,030

Long-term debt (Note 9)	2,042,411	2,040,813
Other non-current liabilities	117,663	109,317

Total liabilities	2,613,562	2,589,160

Commitments and contingencies (Note 12)

Minority interest	5,807	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 175,718 in 2005 and 175,718 in 2004	176	176
Additional paid-in capital	1,323,579	1,323,579
Accumulated deficit	(1,088,142)	(969,072)
Accumulated other comprehensive income	11,355	14,846

Total stockholders’ equity	246,968	369,529

Total liabilities and stockholders’ equity	$2,866,337	$2,965,368

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(119,070)	$10,910
Depreciation and amortization	60,858	52,397
Other non-cash items	1,382	5,262
Changes in assets and liabilities excluding effects of acquisitions	48,962	27,913

Net cash (used in) provided by operating activities	(7,868)	96,482

Cash flows from investing activities:
Payments for property, plant and equipment	(65,286)	(142,995)
Acquisition, net of cash acquired	—	(12,858)
Proceeds from the sale of property, plant and equipment	156	685
Proceeds from note receivable	—	18,627

Net cash used in investing activities	(65,130)	(136,541)

Cash flows from financing activities:
Net change in bank overdrafts	(102)	(2,155)
Borrowings under the revolving credit facility	55,603	65,646
Payments under the revolving credit facility	(63,813)	(71,041)
Proceeds from issuance of long-term debt	—	252,159
Payments for debt issuance costs	—	(3,152)
Payments of long-term debt, including redemption premium payment in 2004	(3,504)	(171,551)
Proceeds from issuance of stock through stock compensation plans	—	1,846

Net cash (used in) provided by financing activities	(11,816)	71,752

Effect of exchange rate fluctuations on cash and cash equivalents	(710)	544

Net change in cash and cash equivalents	(85,524)	32,237
Cash and cash equivalents, beginning of period	372,284	313,259

Cash and cash equivalents, end of period	$286,760	$345,496

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,170	$27,519
Income taxes	$2,733	$11,781

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.

Updated Basis of Presentation

      Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods.

      On May 13, 2005, we filed a Current Report on Form 8-K to report that we would be restating our financial statements for certain prior annual and interim periods to correct the reporting of unpaid capital expenditures within the cash flow statements for those periods. We expect to file our amended Annual Report on Form 10-K for the year ended December 31, 2004 as well as amended Quarterly Reports on Form 10-Qs for the first three quarters of 2004 as soon as practical. There will be no other changes to the financial statements previously reported as a result of this restatement. The preliminary unaudited impact of the restatement adjustments to our cash flow statements for years 2004, 2003 and 2002 is summarized below while the restatement adjustments for the three months ended March 31, 2004 are included in the section 2004 Restatement below. It should be noted that the restatement adjustments did not impact our previously reported balance sheets, statements of operations including net income (loss) and earnings (loss) per share, or our stockholders’ equity.

	Previously	Restatement	As
	Reported	Adjustments	Restated

	(in thousands)
Year ended December 31, 2004

Changes in accounts payable	(34,007)	3,955	(30,052)

Net cash provided by operating activities	216,614	3,955	220,569

Payments for property, plant and equipment	(405,726)	(3,955)	(409,681)

Net cash used in investing activities	(393,694)	(3,955)	(397,649)

Year ended December 31, 2003

Changes in accounts payable	38,707	(37,902)	805

Net cash provided by operating activities	176,346	(37,902)	138,444

Payments for property, plant and equipment	(230,504)	37,902	(192,602)

Net cash used in investing activities	(167,096)	37,902	(129,194)

Year ended December 31, 2002

Changes in accounts payable	28,842	(3,209)	25,633

Net cash provided by operating activities	113,175	(3,209)	109,966

Payments for property, plant and equipment	(95,104)	3,209	(91,895)

Net cash used in investing activities	(54,565)	3,209	(51,356)

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current period presentation.

     2004 Restatement. The statement of cash flows for the three months ended March 31, 2004 has been restated. We previously did not exclude from capital expenditures reported in the statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the balance sheet date. Thus capital expenditures were reported in the cash flow statement on an accrual basis rather than on a cash basis. This presentation caused an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. The restatement did not impact our previously reported balance sheets, statements of operations including our net income (loss), earnings (loss) per share or our stockholders’ equity.

     The following table sets forth the effects of the 2004 restatement on certain line items within our previously reported statement of cash flows for the three months ended March 31, 2004:

	As
	Previously		As
	Reported	Adjustments	Restated
	(In thousands)
Changes in assets and liabilities excluding effects of acquisitions	$55,756	$(27,843)	$27,913
Net cash provided by operating activities	124,325	(27,843)	96,482
Payments for property, plant and equipment	(170,838)	27,843	(142,995)
Net cash used in investing activities	(164,384)	27,843	(136,541)

     Use of Estimates. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”), using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

     Income Taxes. For the three months ended March 31, 2005, income tax expense was $1.2 million, reflecting an effective tax rate of 1.0%. For the three months ended March 31, 2004, income tax expense was $1.4 million, reflecting an effective tax rate of 11.3%. Our effective tax rates for the three months ended March 31, 2005 and March 31, 2004 differ significantly from the U.S. statutory tax rate of 35% primarily due to tax losses in the U.S. and certain foreign jurisdictions for which we can not take a benefit. The tax expense for the three months ended March 31, 2005 and March 31, 2004 related primarily to foreign withholding taxes and income taxes at our profitable foreign locations.

     We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. For our larger operations, our tax returns have been examined through 1998 in the Philippines and the U.S., through 2000 in Taiwan, and through 2002 in Japan. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carry-forwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

     Recent Accounting Pronouncements. In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than temporarily impaired. On September 30, 2004, the FASB approved the issuance of the FASB Staff Position (“FSP”) EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. We will apply the guidance in EITF 03-01 to our investments when it becomes effective. See Note 6 for the investments held by us which would be effected by EITF 03-01.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123R to January 1, 2006, for calendar year companies. We intend to adopt this statement on the new effective date.

     We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

     SFAS No. 123R also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options, among other things.

     We are currently reviewing the effect SFAS No. 123R will have on our financial statements; however, we believe the impact to our net income (loss) will be determined by the number of options that we grant in the future. In August 2004 we accelerated the vesting of all outstanding employee stock options, thereby eliminating charges to our future statements of operations related to these stock options. In addition to eliminating future compensation charges upon the adoption of SFAS No. 123 R, we also undertook the acceleration to enhance employee morale and to help retain high-potential individuals in the face of a downturn in industry conditions.

     Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, Accounting for Stock-Based Compensation, our reported net income (loss) and per share amounts would have been decreased (increased).

     The following table illustrates the effect on net income (loss) and per share amounts if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$(119,070)	$10,910
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(544)	(7,757)

Net income (loss), pro forma	$(119,614)	$3,153

Earnings (loss) per share:
Basic and diluted:
As reported	$(0.68)	$0.06
Pro forma	$(0.68)	$0.02

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three Months Ended
	March 31,
	2005	2004
Expected life (in years)	4	4
Risk-free interest rate	3.8%	2.5%
Volatility	96%	56%
Dividend yield	—	—

2. Comprehensive Income (Loss)

     The following table summarizes comprehensive income (loss) for the periods presented:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net income (loss)	$(119,070)	$10,910
Unrealized gain (loss) on investments, net of tax	(2,108)	4,679
Foreign currency translation adjustment, net of tax	(1,383)	3,061

Total comprehensive income (loss)	$(122,561)	$18,650

3. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials and purchased components	$108,456	$114,808
Work-in-process	25,333	21,150
Finished goods	1,497	960

	135,286	136,918
Inventory reserve	(23,648)	(25,302)

	$111,638	$111,616

4. Property, Plant and Equipment

     Property, plant and equipment consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Land	$112,148	$112,009
Land use rights	19,945	19,945
Buildings and improvements	641,974	633,528
Machinery and equipment	1,970,264	1,953,392
Furniture, fixtures and other equipment	172,512	165,446
Construction in progress	97,067	102,952

	3,013,910	2,987,272
Less: Accumulated depreciation and amortization	(1,641,761)	(1,606,876)

	$1,372,149	$1,380,396

     The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$65,286	$142,995
Increase (decrease) in property, plant and equipment accounts payable	(18,255)	27,843

Additions to property, plant and equipment	$47,031	$170,838

5. Goodwill and Intangibles

     Our goodwill balance relates to our packaging services reporting unit. The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2004	$656,052
Translation adjustments	(194)

Balance as of March 31, 2005	$655,858

     Intangibles as of March 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)
Patents and technology rights	$72,960	$(35,651)	$37,309
Customer relationship and supply agreement	8,858	(1,249)	7,609

	$81,818	$(36,900)	$44,918

Intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)
Patents and technology rights	$72,973	$(33,595)	$39,378
Customer relationship and supply agreement	8,858	(934)	7,924

	$81,831	$(34,529)	$47,302

     Amortization expense was $2.4 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.

     Based on the amortizing assets recognized in our balance sheet at March 31, 2005, amortization expense for each of the next five fiscal years is estimated as follows:

(In thousands)
2005 (remaining)	$6,129
2006	8,186
2007	8,183
2008	8,183
2009	3,276

6. Investments

     Investments consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 2% at March 31, 2005 and December 31, 2004)	$10,841	$12,940
Other marketable securities classified as available for sale	713	722

Total marketable securities	11,554	13,662
Other investments	92	100

	$11,646	$13,762

7. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Accrued income taxes	$35,014	$35,387
Accrued payroll	26,810	25,648
Accrued interest	34,055	34,547

	March 31,	December 31,
	2005	2004
	(In thousands)
Accrued legal settlements (Note 12)	50,000	—
Other accrued expenses	63,787	79,493

	$209,666	$175,075

8. Corporate Relocation Expenses

     During the third quarter of 2004, we commenced efforts to relocate certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we expect to pay $1.2 million in severance and related costs. Of this $1.2 million, we recorded a charge of $0.9 million to selling, general and administrative expenses during 2004, and we charged the remaining $0.3 million to selling, general and administrative expenses during the first quarter of 2005. For the three months ended March 31, 2005, we paid out $0.8 million in severance benefits. As of March 31, 2005 we have $0.4 million accrued in severance and related costs which we expect to be paid in the second quarter of 2005.

9. Debt

     The major components of debt consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4.5% due October 2010	$300,000	$300,000
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.5 million	248,504	248,454
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $0.3 million	16,050	15,675
Other debt	45,180	53,909

	2,084,656	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(42,245)	(52,147)

	$2,042,411	$2,040,813

     We have a significant amount of indebtedness and expect this will continue for the foreseeable future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service debt and interest payments.

     Our 5.75% Convertible subordinated notes (“Notes”) are due in June 2006. We are currently evaluating alternatives to meet this payment obligation.

Senior Secured Credit Facilities

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

     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. At March 31, 2005, there was $29.7 million available under this Facility. As of March 31,

2005, we have outstanding $0.3 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

     In October 2004, we entered into a new $300.0 million term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the term loan were raised for working capital and general corporate purposes.

     Senior Notes

     In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes in a private placement and the notes were resold to qualified institutional investors. We used the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million and used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125% annually and interest payments are due semi-annually. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement entitled the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes. We filed a registration statement with the Securities and Exchange Commission for the exchange of the notes, and the exchange was completed in July 2004.

     At March 31, 2005 we were in compliance with all debt covenants contained in our loan agreements and have met all debt payment obligations.

     Notes Payable and Other Debt

     At March 31, 2005 our notes payable balance primarily consists of a $15.2 million note (net of a $0.3 million unamortized debt discount) related to our Unitive acquisitions, of which $15.5 million is due in the third quarter of 2005. At March 31, 2005 our other debt primarily relates to our foreign subsidiaries. The significant components of other debt include term debt and a revolving line of credit. One of our Japanese subsidiaries utilizes the revolving line of credit for working capital purposes and term debt for equipment financing. The revolving line of credit is due in the fourth quarter of 2005 and we expect to extend the agreement or refinance the amount owed. In addition, our Taiwanese subsidiaries have various amounts of term debt maturing between 2005 and 2010. These debt instruments do not include significant financial covenants.

10. Pension and Severance Plans

     Our Philippine, Taiwan and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Service cost	$1,417	$1,837
Interest cost on projected benefit obligation	517	479
Expected return on plan assets	(309)	(303)
Amortization of transition obligation	36	28
Recognized loss	12	7

Total pension expense	$1,673	$2,048

     For the three months ended March 31, 2005 $0.3 million was contributed to fund the pension plans. We anticipate contributing an additional $4.8 million in 2005 to fund the pension plans.

     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended March 31, 2005 and 2004, the provision recorded for severance benefits was $7.1 million and $4.3 million, respectively. The balance recorded in long-term liabilities for accrued severance was $99.5 million and $92.0 million at March 31, 2005 and December 31, 2004, respectively.

11. Earnings Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three months ended March 31, 2005, we excluded from the computation of diluted earnings per share 17.4 million and 9.2 million for outstanding options and convertible notes for common stock, respectively, potentially dilutive securities which would have an antidilutive effect on EPS due to our net loss for the period. For the three months ended March 31, 2004, potentially dilutive securities related to outstanding options, our convertible notes and warrants of 10.4 million, 9.2 million and 3.9 million, respectively, were antidilutive and therefore excluded from the diluted earnings per share calculation.

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Weighted average common shares	175,718	174,622
Effect of dilutive stock options	—	5,580

Weighted average shares applicable to diluted earnings per share	175,718	180,202

12. Indemnifications, Guarantees and Contingencies

Indemnifications and Guarantees

     We have indemnified members of our board of directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was a director or officer of the company. These officers and directors are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain Directors and Officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. Due to the nature of this indemnification, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to this indemnification.

     We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial and is expected to continue to be immaterial in the foreseeable future.

Litigation

     We are currently a party to various legal proceedings, including those noted below. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future. Attorney fees related to legal matters are expensed as incurred.

Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of the pending matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., in the United States District Court for the Northern District of California, San Jose Division. Subsequently, substantially the same case was filed in the Superior Court of California, Santa Clara County, and the United States District Court case was stayed. In this action, Fujitsu Limited (“Fujitsu”) alleged that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) were defective in that a certain epoxy mold compound manufactured by Sumitomo Bakelite and used by Amkor in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. We filed a cross-complaint against Sumitomo Bakelite asserting claims for breach of warranties and indemnification.

     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, Sumitomo Bakelite and ourselves to settle this litigation; the parties entered the agreement into the record in Superior Court. We have agreed to pay $40 million to Fujitsu in consideration of a release from and dismissal all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $40 million is expected to be paid during the second quarter of fiscal 2005.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint to include claims for negligence and negligent misrepresentation against us and added ChipPAC Inc. (“ChipPAC”) and Sumitomo Bakelite as cross-defendants. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us.

     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We have agreed to pay $5 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $5 million is expected to be paid during the second quarter of fiscal 2005.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”) in the Superior Court of California, Santa Clara County. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite denied any liability. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims against us. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined Sumitomo Bakelite’s share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips. In January 2005, Sumitomo Bakelite appealed the judgment against it.

     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.

Pending Epoxy Mold Litigation

     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a $5 million loss accrual related to the following two pending claims. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Trial is currently scheduled to commence on November 7, 2005, and to last 15 court days. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.

Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ‘133 and ‘278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. A trial date has been set for October 17, 2005. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we will have recourse against Citizen.

     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($13.0 million based on the spot exchange rate at March 31, 2005).

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

     The arbitration hearing before the ICC on this matter was held in May 2005. A ruling by the ICC is expected by July 31, 2005.

     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $65.1 million based on the spot exchange rate at March 31, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling.

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

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the judge did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the judge’s ruling reviewed by the full International Trade Commission. The Commission has ordered a new claims construction related to various disputed claim terms and has remanded the case to the Administrative Law Judge for further proceedings. The Commission has set a new date of November 21, 2005 for completion of the investigation. The District court action remains stayed pending completion of the ITC investigation.

     Other Matters

     In June 2004, the Securities and Exchange Commission informed us that it was conducting an informal inquiry into certain trading in Amkor securities. The focus of the inquiry appears to be activities during the first half of 2004. We have cooperated with the inquiry by voluntarily producing documents to the Commission and providing testimony. The Commission staff has not informed us of any conclusions of wrongdoing by any person or entity.

13. Related Party Transactions

     Mr. JooHo Kim is an executive officer of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2%, at March 31, 2005, of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended March 31, 2005 and 2004, purchases from Anam Information Technology, Inc. totaled $0.1 million and $1.1 million, respectively. Amounts due to Anam Information Technology, Inc. at March 31, 2005, and December 31, 2004 were not significant.

     Mr. JooHo Kim, together with his wife and children, own 96.1%, at March 31, 2005, of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended March 31, 2005 and 2004, Jesung C&M’s revenues derived from Amkor totaled $1.6 million and $1.6 million, respectively. Amounts due to Jesung C&M at March 31, 2005 and December 31, 2004 were $0.6 million and $0.6 million, respectively.

     Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. For the three months ended March 31, 2005 and 2004 these subsidiaries purchased $0.2 million and $0.7 million of services from Dongan Engineering Co., Ltd. Amounts due to Dongan Engineering Co., Ltd. at March 31, 2005 and December 31, 2004 were $0.1 million and $0.2 million, respectively.

     Amkor purchases leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s, our Chairman and Chief Executive Officer, ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7% at March 31, 2005. For the three months ended March 31, 2005 and 2004 total purchases from Acqutek Semiconductor & Technology Co., Ltd. were $2.9 million and $3.5 million respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at March 31, 2005 and December 31, 2004 were $0.5M and $0.6M, respectively.

     Amkor leases office space in West Chester, Pennsylvania from trusts related to James J. Kim. The lease expires in 2006. Amounts paid for this lease for the three months ended March 31, 2005 and 2004 were $0.3 million and $0.3 million, respectively. For the three months ended March 31, 2005 and 2004 our sublease income includes $0.1 million and $0.1 million respectively, from related parties.

14. Subsidiary Guarantors

     Payment obligations under our senior and senior subordinated notes (see Note 9), totaling $1,344 million, are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of Unitive, Inc., Unitive Electronics, Inc., Amkor International Holdings, LLC, Amkor Technology Limited, P-Four, LLC and Amkor/Anam Pilipinas, L.L.C.

     Presented below is condensed consolidating financial information for the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.

	Condensed Consolidating Balance Sheet
	March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents	$198,599	$21,650	$66,511	$		$286,760
Accounts receivable	126,110	42,265	102,674			271,049
Inventories	75,846	7,902	27,890			111,638
Other current assets	2,866	1,695	28,787			33,348

Total current assets	403,421	73,512	225,862			702,795

Inter-company	1,217,442	(98,857)	(1,118,585)
Property, plant and equipment, net	49,863	327,307	994,979			1,372,149
Investments	730,728	339,366	845,768		(1,904,216)	11,646
Goodwill and acquired intangibles, net	37,188	24,288	594,382			655,858
Other assets	80,764	6,808	36,317			123,889

Total assets	$2,519,406	$672,424	$1,578,723		$(1,904,216)	$2,866,337

Current liabilities:
Short term borrowings and current portion of long-term debt	$15,177	$508	$26,560	$		$42,245
Other current liabilities	232,079	36,119	143,045			411,243

Total current liabilities	247,256	36,627	169,605			453,488

Long-term debt	2,024,300		18,111			2,042,411
Other non-current liabilities	882	11,564	105,217			117,663

Total liabilities	2,272,438	48,191	292,933			2,613,562

Minority interest			5,807			5,807
Total stockholders equity	246,968	624,233	1,279,983		(1,904,216)	246,968

Total liabilities and stockholders equity	$2,519,406	$672,424	$1,578,723		$(1,904,216)	$2,866,337

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$		$372,284
Accounts receivable	125,927	30,835	112,733			269,495
Inventories	76,162	7,614	27,840			111,616
Other current assets	3,445	2,601	26,545			32,591

Total current assets	473,226	67,267	245,493			785,986

Inter-company	1,163,793	(88,206)	(1,075,587)
Property, plant and equipment, net	51,912	336,438	992,046			1,380,396
Investments	776,393	355,828	860,960		(1,979,419)	13,762
Goodwill	37,188	24,280	594,584			656,052
Other assets	84,436	6,888	37,848			129,172

Total assets	$2,586,948	$702,495	$1,655,344		$(1,979,419)	$2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	$14,965	$965	$36,217	$		$52,147
Other current liabilities	177,339	32,680	176,864			386,883

Total current liabilities	192,304	33,645	213,081			439,030

Long-term debt	2,024,244		16,569			2,040,813
Other non-current liabilities	871	10,307	98,139			109,317

Total liabilities	2,217,419	43,952	327,789			2,589,160

Minority interest			6,679			6,679
Total stockholders equity	369,529	658,543	1,320,876		(1,979,419)	369,529

Total liabilities and stockholders equity	$2,586,948	$702,495	$1,655,344		$(1,979,419)	$2,965,368

14. Subsidiary Guarantors – (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$280,912	$111,445	$229,021	$(203,897)	$417,481
Cost of sales	249,396	113,323	212,472	(201,105)	374,086

Gross profit (loss)	31,516	(1,878)	16,549	(2,792)	43,395

Operating expenses:
Selling, general and administrative	30,184	11,581	19,519	(2,792)	58,492
Research and development	1,068	1,869	5,963		8,900
Amortization of acquired intangibles	777	118	1,079		1,974
Provision for legal settlements and contingencies	50,000				50,000

Total operating expenses	82,029	13,568	26,561	(2,792)	119,366

Operating income (loss)	(50,513)	(15,446)	(10,012)		(75,971)

Other expense (income):
Interest expense, net	24,543	1,019	14,951		40,513
Foreign currency loss (gain)	650	820	762		2,232
Equity investment losses (income)	42,178	16,996	15,146	(74,326)	(6)
Other expense (income), net	877	665	(1,358)		184

Total other expense (income)	68,248	19,500	29,501	(74,326)	42,923

Income (loss) before income taxes and minority interest	(118,761)	(34,946)	(39,513)	74,326	(118,894)
Minority interest			1,011		1,011

Income (loss) before income taxes	(118,761)	(34,946)	(38,502)	74,326	(117,883)
Provision for income taxes (benefit)	309	(26)	904		1,187

Net income (loss)	$(119,070)	$(34,920)	$(39,406)	$74,326	$(119,070)

14. Subsidiary Guarantors – (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended March 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$300,119	$151,847	$260,419	$(247,739)	$464,646
Cost of sales	286,103	121,401	189,680	(244,386)	352,798

Gross profit (loss)	14,016	30,446	70,739	(3,353)	111,848

Operating expenses:
Selling, general and administrative	32,150	6,831	16,550	(3,353)	52,178
Research and development	2,630	1,315	5,032		8,977
Amortization of acquired intangibles	761		567		1,328
Provision for legal settlements and contingencies	1,500				1,500

Total operating expenses	37,041	8,146	22,149	(3,353)	63,983

Operating income (loss)	(23,025)	22,300	48,590		47,865

Other expense (income):
Interest expense, net	19,802	515	12,973		33,290
Foreign currency loss (gain)	(1,003)	(211)	1,289		75
Equity investment losses (income)	(55,129)	(28,368)	(20,469)	103,966
Other expense (income), net	2,313	144	(660)		1,797

Total other expense (income)	(34,017)	(27,920)	(6,867)	103,966	35,162

Income (loss) before income taxes and minority interest	10,992	50,220	55,457	(103,966)	12,703
Minority interest			(358)		(358)

Income (loss) before income taxes	10,992	50,220	55,099	(103,966)	12,345
Provision for income taxes (benefit)	82	1,365	(12)		1,435

Net income (loss)	$10,910	$48,855	$55,111	$(103,966)	$10,910

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the three months ended March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net cash flows provided by (used in) operating activities	$(26,435)	$2,038	$16,529	$		$(7,868)

Cash flows from investing activities:
Payments for plant, property and equipment	(2,503)	(8,129)	(54,654)			(65,286)
Other investing activities	(40,053)	480	(293)		40,022	156

Net cash used in investing activities	(42,556)	(7,649)	(54,947)		40,022	(65,130)

Cash flows from financing activities:
Net change in bank overdrafts and revolving credit facility	(102)		(8,210)			(8,312)
Payments of long-term debt		(456)	(3,048)			(3,504)
Other financing activities		1,500	38,522		(40,022)

Net cash from (used in) financing activities	(102)	1,044	27,264		(40,022)	(11,816)

Effect of exchange rate fluctuations on cash and cash equivalents			(710)			(710)

Net change in cash and cash equivalents	(69,093)	(4,567)	(11,864)			(85,524)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375			372,284

Cash and cash equivalents, end of period	$198,599	$21,650	$66,511	$		$286,760

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the three months ended March 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net cash flows provided by (used in) operating activities	$(48,104)	$54,671	$89,915	$		$96,482

Cash flows from investing activities:
Payments for plant, property and equipment	(6,027)	(31,287)	(105,681)			(142,995)
Acquisitions, net of cash acquired	(12,858)					(12,858)
Proceeds from note receivable			18,627			18,627
Other investing activities	(34,644)	(1,054)	1,723		34,660	685

Net cash used in investing activities	(53,529)	(32,341)	(85,331)		34,660	(136,541)

Cash flows from financing activities:
Net change in bank overdraft and revolving credit facility	(2,155)		(5,395)			(7,550)
Proceeds from issuance of long-term debt	248,315		3,844			252,159
Payments for debt issuance costs	(3,152)					(3,152)
Payments of long-term debt, including redemption premium payment	(170,429)		(1,122)			(171,551)
Net proceeds from issuance of common stock	1,846					1,846
Other financing activities			34,660		(34,660)

Net cash provided by financing activities	74,425		31,987		(34,660)	71,752

Effects of exchange rate fluctuations on cash and cash equivalents			544			544

Net change in cash and cash equivalents	(27,208)	22,330	37,115			32,237
Cash and cash equivalents, beginning of period	203,840	26,190	83,229			313,259

Cash and cash equivalents, end of period	$176,632	$48,520	$120,344	$		$345,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins and operating performance and (4) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance.” The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2005 and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.

2004 Restatement

     The statement of cash flows for the three months ended March 31, 2004 has been restated, see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the balance sheet date. Thus capital expenditures were reported in the cash flow statement on an accrual basis rather than on a cash basis. This presentation caused an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities.

     The restatement did not impact our previously reported balance sheets, statements of operations including our net income (loss), earnings (loss) per share or our stockholders’ equity.

Company Overview

     Amkor is one of the world’s largest subcontractors of semiconductor packaging and test services. The company has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing; and

•	Diversifying our operational scope by establishing production capabilities in China, Japan, Taiwan and Singapore, in addition to long-standing capabilities in Korea and the Philippines.

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

     Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition or results of operations could be materially adversely affected. You should refer to Risk Factors That May Affect Future Operating Performance in our 2004 Annual Report on Form 10-K for a more detailed discussion of known material risks facing our company.

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

     In addition to the historical trend in the semiconductor industry as a whole, the trend towards increased outsourcing of packaging and test services in the semiconductor industry has been a primary factor for our historical annual growth in revenues. We expect this trend to continue into the foreseeable future as we believe technological advances are driving our customers to outsource more of their packaging requirements.

     We currently expect sales for the second quarter of 2005 to be approximately 10% to 13% higher than sales for the first quarter of 2005 based on rising customer forecasts for a broad range of existing package products and also for turnkey flipchip and wafer level packaging programs that have resulted from our Unitive acquisition and IBM collaboration. We expect second quarter of 2005 gross margin in the range of 12% to 14% and net loss in the range of 28 to 32 cents per share. Profitability remains constrained by the combined effects of continued pricing pressure and a significant ramp in capital and factory resources being deployed to support third and fourth quarter business expansion in 2005. We are budgeting second quarter capital additions of approximately $145 million, primarily in key growth areas associated with the strategic initiatives we put in place in 2004.

     Our profitability is dependent upon the utilization of our capacity, product mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively minor increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect that average selling prices for our packaging and test services will continue to decline in the future. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Supply shortages for critical components may occur in the future and in such an event, component prices could increase. If we continue to absorb component price increases, gross margin could be negatively impacted. In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.

Results of Operations

Overview

     The first quarter is generally a weak quarter for us due to a seasonal decline in orders from electronic and telecommunications customers following the holiday season and a shorter manufacturing calendar because of traditional holidays in several Asian countries where we have factories. Sales for the first quarter of 2005 were down 8% sequentially, as expected. Sales were also down 10% from the first quarter of 2004. First quarter results for 2004 were unusually high and first quarter 2005 is more in line with our seasonal expectations. The 2005 first quarter gross margin was lower than the first quarter of 2004 due to the impact of an increased fixed cost structure attributable to our 2004 capacity expansion and growth initiatives, seasonally lower revenues and erosion of average selling prices for our products. We will continue to see the effects of the increased cost structure on our margins until we realize the revenue growth we anticipate from these investments.

     Our first quarter results were significantly impacted by $50 million in charges related to the settlements of two mold compound litigation cases and the establishment of a loss provision for the remaining two cases. As part of a broader settlement agreement reached among Fujitsu, Cirrus Logic Inc. and Sumitomo Bakelite Co., we agreed to pay Fujitsu $40 million in consideration of a release of all claims. In addition, as part of a broader settlement reached among all parties in the Seagate case, and in consideration of a release of all claims, we agreed to pay Seagate $5 million. We have accrued an additional $5 million loss contingency in connection with the two remaining epoxy mold litigation cases. While the remaining cases are in the early stages of discovery, we believe these cases involve substantially smaller damage claims than the Fujitsu case. We will not realize any tax benefit from these charges as we currently establish a full valuation allowance for our net operating loss carry-forwards.

     The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

	For the Three Months Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%
Gross profit	10.4	24.1
Operating income (loss)	(18.2)	10.3
Income (loss) before income taxes and minority interest	(28.5)	2.7
Net income (loss)	(28.5)	2.3

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Sales — Packaging and test net sales decreased $47.2 million, or 10.2% to $417.5 million in the three months ended March 31, 2005 from $464.6 million in the three months ended March 31, 2004. This decrease in net sales was principally attributed to a decrease in overall unit volume (6.7%) and assembly price erosion (4.9%). The decrease in unit volume was driven by a 14.5% decrease in leadframe and a 7.4% decrease in laminate packages. Average selling prices in the three months ended March 31, 2005 declined approximately 4.9% as compared to average selling prices in the three months ended March 31, 2004. The decrease in sales is partially offset by the 5% increase in product line mix.

     Gross Profit. Gross profit decreased $68.5 million, or 61.2% to a gross profit of $43.4 million in the three months ended March 31, 2005 from $111.8 million in the three months ended March 31, 2004. Our cost of revenues principally consists of materials, labor and manufacturing overhead.

     Gross margin decreased to 10.4% in the three months ended March 31, 2005 from 24.1% in the three months ended March 31, 2004. The decrease in margin is principally a result of the following:

•	Decrease of average selling price erosion across our product lines decreased gross margin by approximately 4.4 percentage points.

•	Decreased unit volumes contributed approximately 6.7 percentage points to the decrease in gross margin.

•	Increased labor, depreciation, and other costs of goods sold costs contributed approximately 6.4 percentage points to the decrease in gross margin.

The unfavorable impacts on gross margin were partially offset by the following:

•	Material cost savings contributed approximately 0.4 percentage points to the increase in gross margin.

•	Product mix increased gross margin by approximately 2.3 percentage points.

•	Test sales of $5.4 million increase gross margins by 1.1 percentage points.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses increased $6.3 million, or 12.1%, to $58.5 million or 14.0% of net sales, in the three months ended March 31, 2005 from $52.2 million, or 11.2% of net sales, in the three months ended March 31, 2004. Approximately $3.0 million of the increase in selling, general and administrative expenses is the result of the acquisitions made in the second half of 2004. The remaining $3.3 million increase is due to additional headcount, compensation costs and general business activity to support our overall business growth development in the amount of $6.2 million, partially offset by a decrease in legal costs related to the mold compound litigation. Legal costs associated with the mold compound litigation were $6.1 million for the first quarter of 2004 compared to $3.2 million for the first quarter of 2005.

     Research and Development — Research and development expenses decreased $0.1 million to $8.9 million, or 2.1% of net sales, in the three months ended March 31, 2005 from $9.0 million, or 1.9% of net sales, in the three months ended March 31, 2004. Our research and development efforts support our customers’ needs for smaller packages and increased functionality. We continue to invest our research and development resources to further the development of flipchip interconnection solutions, chip scale packages that are nearly the size of the semiconductor die, MEMS devices used in a variety of end markets including automotive, industrial and personal entertainment, our stacked chip packages that stack as many as three semiconductor dies in a single package, and System-in-Package technology, that uses both advanced packaging and traditional surface mount techniques to enable the combination of technologies in a single chip.

     Provision for Legal Settlements and Contingencies — For the three months ended March 31, 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation, as discussed in the Overview above. For the three months ended March 31, 2004, we reached legal resolution with a customer regarding their claims against us related to mold compound and recorded a provision of $1.5 million associated with this settlement (see Part II, Item 1. – Legal Proceedings for further discussion).

     Other Expense — Other expense increased $7.7 million, or 22.1%, to $42.9 million in the three months ended March 31, 2005 from $35.2 million in the three months ended March 31, 2004. The net increase was primarily the result of an increase in interest expense of $7.2 million related to incurring additional debt in 2004 to finance our acquisitions. Foreign currency exchange loss increased $2.1 million due to the weakening of the US dollar against the various Asian currencies. In addition, for the three months ended March 31, 2004, other expense included $2.7 million of debt retirement expense associated with our refinancing in the first quarter of 2004.

     Income Taxes — For the three months ended March 31, 2005, we recorded income tax expense of $1.2 million reflecting an effective tax rate of 1.0%, as compared to an income tax expense of $1.4 million for the three months ended March 31, 2004, reflecting an effective tax rate of 11.3%. The tax expense for the three months ended March 31, 2005 and March 31, 2004 related to foreign withholding taxes and income taxes generated in our profitable foreign tax jurisdictions. During 2005, we continue to record a valuation allowances for substantially all of our deferred tax assets generated, including tax losses in the U.S. and certain foreign jurisdictions for which we do not anticipate a benefit. We will resume the recognition of deferred tax assets when we return to sustained profitability in our various tax jurisdictions. As of March 31, 2005, we had U.S. net operating loss carry-forwards totaling $330 million expiring through 2025. Additionally, as of March 31, 2005, we had $66 million of non-U.S. net operating losses available for carry-forward, expiring through 2010.

     The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carry-forwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

Liquidity and Capital Resources

     Our ongoing primary cash needs are for debt service, equipment purchases and working capital. Our cash and cash equivalents balance as of March 31, 2005 was $286.8 million, and we had $29.7 million available under our $30.0 million senior secured credit facility. The amount available under our senior secured credit facility at March 31, 2005 was reduced by $0.3 million related to outstanding letters of credit. Cash flow from operations for the first quarter of 2005 was negative due to generating inadequate gross profit to cover operating expenses, as described in the Results from Operations above. In addition, we are obligated to payout $45.0 million in legal settlements in the second quarter of 2005. Even with the negative impact of these items, we believe that our existing cash balances, available credit lines, future cash flow from operations and available equipment lease financing will be sufficient to meet our debt service obligations, working capital requirements and litigation and settlement expenses for at least the next twelve months. However, during fiscal 2006 we will be required to make $238.9 million in principal payments primarily due to the maturity of our 5.75% Convertible Subordinated Notes in the amount of $233.0 million. These convertible notes will be classified as a current liability in our financial statements at the end of the second quarter of 2005. We are currently evaluating our alternatives to meet the principal payment obligation.

     We cannot assure you that additional financing will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. In May 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results.

     We are currently budgeting second quarter capital additions of approximately $145 million and project 2005 capital additions in the range of $250 million and $300 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing.

Cash Flows

     Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2005 and 2004 were as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
		(Restated)
Operating activities	$(7,868)	$96,482
Investing activities	(65,130)	(136,541)
Financing activities	(11,816)	71,752

     Cash flows from operating activities — Our cash flows from operating activities for the three months ended March 31, 2005 decreased $104.4 million to net cash used of ($7.9) million over the comparable prior year period. Our cash flows from operating activities decreased as a result of a decrease in net income of $130.0 million, offset by a decrease in our working capital and an increase in depreciation expense of $8.5 million over the comparable prior year period. Our working capital decreased primarily due to the accrual for legal settlements and contingencies of $50.0 million offset by a decrease in accounts payable of $10.1 million.

     Cash flows from investing activities — Our cash flows used in investing activities for the three months ended March 31, 2005 decreased by $71.4 million over the comparable prior year period, to $65.1 million, primarily due to a $77.7 million decrease in payments for property, plant and equipment from $143 million in the three months ended March 31, 2004 to $65.3 million in the three months ended March 31, 2005. During the three months ended March 31, 2004 payments for property, plant and equipment were significantly higher as we added production capacity and a new building in Taiwan in order to achieve an increase in sales. In addition, we paid $12.9 million during the three months ended March 31, 2004 to acquire the minority interest ownership in Amkor Iwate, bringing our ownership to 100%. These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu during the three months ended March 31, 2004.

     Cash flows from financing activities — Our net cash used in financing activities for the three months ended March 31, 2005 was $11.8 million, as compared to $71.8 million of cash provided by financing activities for the three months ended March 31, 2004. The decrease in cash flows from financing activities during the three months ended March 31, 2004 primarily related to our March 2004 issuance of $250.0 million of senior notes due 2011. The proceeds to us were $245.2 million, net of related discounts and debt issuance costs and were used to repay the balance outstanding under our senior secured term loan of $168.7 million. During the three months ended March 31, 2005 we repaid $11.7 million, net of borrowings related to our short and long-term debt obligations.

     We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by (used in) operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by generally accepted accounting principles (“GAAP”), and our definition of free cash flow may not be comparable to similar companies. We believe free cash flow provides our investors and analyst’s useful information to analyze our liquidity and capital resources.

	March 31,	March 31,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(7,868)	$96,482
Less: Payments for property, plant and equipment	(65,286)	(142,995)

Free cash flow	$(73,154)	$(46,513)

Debt and Related Covenants

     Debt decreased to $2,084.7 million at March 31, 2005, compared to $2,093.0 million at December 31, 2004. This decrease primarily reflects payments on our Japanese revolving credit facility and on other term debt.

     We were in compliance with all debt covenants contained in our loan agreements at March 31, 2005, and have met all debt payment obligations. Additional details about are debt is available in Note 9 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.

Capital Additions

     Our first quarter capital additions were $47 million and we have budgeted second quarter capital additions of approximately $145 million. We expect that our full year 2005 capital additions will be in the range $250 million and $300 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$65,286	$142,995
Increase (decrease) in property, plant and equipment accounts payable	(18,255)	27,843

Capital additions	$47,031	$170,838

Off-Balance Sheet Arrangements

     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2005.

Contingencies, Indemnifications and Guarantees

     Details about the company’s contingencies, indemnifications and guarantees are available in Note 12 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.

Critical Accounting Policies

     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. During the three months ended March 31, 2005, there have been no significant changes in our critical accounting policies.

New Accounting Pronouncements

     For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

     We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivatives instruments, including forward exchange contracts, has been insignificant throughout 2005 and 2004, and it is expected that our use of derivative instruments will continue to be minimal.

  Foreign Currency Risks

     Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, Taiwanese dollar and Chinese renminbi. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables and accrued expenses.

     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at March 31, 2005 and December 31, 2004, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
	(In thousands)
As of March 31, 2005	$(2,752)	$3,090	$(12,710)	$1,955	$(1,151)
As of December 31, 2004	$(2,266)	$1,878	$(2,740)	$304	$(1,980)

   Interest Rate Risks

     Our company has interest rate risk with respect to our long-term debt. As of March 31, 2005, we had a total of $2,084.7 million of debt of which 84.4% was fixed rate debt and 15.6% was variable rate debt. Our variable rate debt principally consists of short-term borrowings and amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of March 31, 2005, but which had been reduced by $0.3 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2005.

	March 31, 2005
	(In thousands)							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$24,706	$238,024	$149,663	$472,354	$200,627	$674,091	$1,759,465	$1,579,036
Average interest rate	5.2%	5.7%	5.0%	9.2%	10.5%	7.5%	7.8%

Variable rate debt	$17,541	$2,151	$1,420	$1,193	$1,229	$301,657	$325,191	$340,191
Average interest rate	1.0%	3.4%	3.8%	4.1%	4.1%	7.9%	7.4%

   Equity Price Risks

     Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings would include an additional charge.

     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness and design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation and the material weakness described below, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the preparation and review of the Company’s consolidated statement of cash flow. Specifically, capital expenditures that were unpaid and included in accounts payable at certain balance sheet dates were misstated in the Company’s consolidated statement of cash flow. This control deficiency will result in the need to restate the Company’s annual consolidated financial statements for 2002, 2003 and 2004 as well as the interim financial statements for 2003 and 2004. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flow that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework set forth by the COSO.

Subsequent to the filing of the Company’s 2004 Annual Report on Form 10-K, management became aware of misstatements in the Company’s statement of cash flows as described in Note 1 to the financial statements included in this Form 10-Q. As mentioned previously, management will restate the Company’s annual consolidated financial statements for years 2002, 2003 and 2004 as well as the interim financial statements for 2003 and 2004 to correct this misstatement. Management had previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, we plan to restate our report on internal control over financial reporting to indicate that our internal control over financial reporting as of December 31, 2004 is not effective. Such restated report will be included in our amended 2004 Annual Report on Form 10-K.

The Company also expects that this material weakness will cause PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, to restate its previously issued report and issue an adverse opinion with respect to the operating effectiveness of the Company’s internal control over financial reporting.

Subsequent to March 31, 2005, the Company implemented a process to identify the amount of unpaid capital expenditures at each balance sheet date to ensure that capital expenditures are reflected in the cash flow statement in accordance with SFAS 95. Accordingly, management believes that the material weakness has been remediated.

Changes in Internal Controls Over Financial Reporting: During the most recently completed fiscal quarter, there were no changes in the Company’s internal control, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company has taken the remedial actions described above. In addition, the Company is implementing a new Enterprise Resource Planning (“ERP”) system at certain of its locations. In connection with that implementation, management expects that there could be changes in the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently a party to various legal proceedings, including those noted below. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position or overall results of operations could change in the future. Attorney fees related to legal matters are expensed as incurred.

Epoxy Mold Compound Litigation

     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of each of the pending matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., in the United States District Court for the Northern District of California, San Jose Division. Subsequently, substantially the same case was filed in the Superior Court of California, Santa Clara County, and the United States District Court case was stayed. In this action, Fujitsu Limited (“Fujitsu”) alleged that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) were defective in that a certain epoxy mold compound manufactured by Sumitomo Bakelite and used by Amkor in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. We filed a cross-complaint against Sumitomo Bakelite asserting claims for breach of warranties and indemnification.

     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, Sumitomo Bakelite and ourselves to settle this litigation; the parties entered the agreement into the record in Superior Court We have agreed to pay $40 million to Fujitsu in consideration of a release from and dismissal all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $40 million is expected to be paid during the second quarter of fiscal 2005.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint to include claims for negligence and negligent misrepresentation against us and added ChipPAC Inc. (“ChipPAC”) and Sumitomo Bakelite as cross-defendants. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us.

     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We have agreed to pay $5 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $5 million is expected to be paid during the second quarter of fiscal 2005.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”) in the Superior Court of California, Santa Clara County. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite denied any liability. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims against us. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined Sumitomo Bakelite’s share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips. In January 2005, Sumitomo Bakelite appealed the judgment against it.

     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.

Pending Epoxy Mold Litigation

     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a $5 million loss accrual related to the following two pending claims. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Trial is currently scheduled to commence on November 7, 2005, and to last 15 court days. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.

Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.

     We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ‘133 and ‘278 Patents remained pending.

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. A trial date has been set for October 17, 2005. We believe we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we will have recourse against Citizen.

     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.

     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($13.0 million based on the spot exchange rate at March 31, 2005).

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

     The arbitration hearing before the ICC on this matter was held in May 2005. A ruling by the ICC is expected by July 31, 2005.

     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $65.1 million based on the spot exchange rate at March 31, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling.

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

     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the judge did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the judge’s ruling reviewed by the full International Trade Commission. The Commission as ordered a new claims construction related to various disputed claim terms and has remanded the case to the Administrative Law Judge for further proceedings. The Commission has set a new date of November 21, 2005 for completion of the investigation. The District court action remains stayed pending completion of the ITC investigation.

     Other Matters

     In June 2004, the Securities and Exchange Commission informed us that it was conducting an informal inquiry into certain trading in Amkor securities. The focus of the inquiry appears to be activities during the first half of 2004. We have cooperated with the inquiry by voluntarily producing documents to the Commission and providing testimony. The Commission staff has not informed us of any conclusions of wrongdoing by any person or entity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Supplemental Indenture, dated as of January 5, 2005, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (1)

10.2	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (1)

10.3	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (1)

10.4	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 5, 2005 (filed as of January 10, 2005; SEC File Number 000-29472).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE

Kenneth T. Joyce Chief Financial Officer (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

Date: May 16, 2005