Form 10-Q/A
period 2004-03-31
AMKOR TECHNOLOGY INC
filed 2005-06-06
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of outstanding shares of the registrant’s Common Stock as of June 1, 2005 was 176,714,357.

EXPLANATORY NOTE

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2004 and 2003. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

     No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as Exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

     Part I - Item 1 - Financial Statements

     Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Part I - Item 4 - Controls and Procedures

QUARTERLY REPORT ON FORM 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Net revenues	$464,646	$343,131
Cost of revenues	352,798	296,562

Gross profit	111,848	46,569

Operating expenses:
Selling, general and administrative	52,178	41,423
Research and development	8,977	7,609
Resolution of legal dispute (see Note 14)	1,500	—
Amortization of acquired intangibles	1,328	2,030
Loss on disposal of fixed assets, net	8	69

Total operating expenses	63,991	51,131

Operating income (loss)	47,857	(4,562)

Other expense (income):
Interest expense, net	33,290	35,862
Foreign currency loss (gain)	75	(925)
Other expense, net	1,789	1,229

Total other expense	35,154	36,166

Income (loss) before income taxes, equity in loss of investees, minority interest and discontinued operations	12,703	(40,728)
Equity in loss of investees	—	(3,628)
Minority interest	(358)	149

Income (loss) from continuing operations before income taxes	12,345	(44,207)

Provision (benefit) for income taxes	1,435	(4,177)

Income (loss) from continuing operations	10,910	(40,030)

Discontinued operations (see Note 2):
Income from wafer fabrication services business, net of tax	—	3,047
Gain on sale of wafer fabrication services business, net of tax	—	51,519

Income from discontinued operations	—	54,566

Net income	$10,910	$14,536

Per Share Data:
Basic and diluted income (loss) per common share from continuing operations	$0.06	$(0.24)
Basic and diluted income per common share from discontinued operations	—	0.33

Net income per common share	$0.06	$0.09

Shares used in computing basic income (loss) per common share	174,622	165,156

Shares used in computing diluted income (loss) per common share	180,202	165,156

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$345,496	$313,259
Accounts receivable:
Trade, net of allowance of $5,298 in 2004 and $6,514 in 2003	284,825	310,096
Other	5,636	4,413
Inventories	112,406	92,439
Other current assets	38,445	49,606

Total current assets	786,808	769,813

Property, plant and equipment, net	1,131,503	1,007,648

Investments	55,860	51,181

Other assets:
Goodwill	626,596	629,850
Acquired intangibles	39,877	37,730
Other	74,357	67,601
Assets of discontinued operations (see Note 2)	—	96

	740,830	735,277

Total assets	$2,715,001	$2,563,919

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$535	$2,690
Short-term borrowings and current portion of long-term debt	22,488	28,665
Trade accounts payable	280,401	230,396
Accrued expenses	166,810	170,145

Total current liabilities	470,234	431,896
Long-term debt	1,734,407	1,650,707
Other noncurrent liabilities	87,296	78,974

Total liabilities	2,291,937	2,161,577

Commitments and contingencies
Minority interest	1,564	1,338

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 174,665 in 2004 and 174,508 in 2003	175	175
Additional paid-in capital	1,319,010	1,317,164
Accumulated deficit	(920,626)	(931,536)
Accumulated other comprehensive income	22,941	15,201

Total stockholders’ equity	421,500	401,004

Total liabilities and stockholders’ equity	$2,715,001	$2,563,919

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands)

						Accumulated
					Receivable	Other
	Common Stock		Paid-In	Accumulated	From	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Stockholder	Income (Loss)	Total	Income
Balance at December 31, 2002	165,156	$166	$1,170,227	$(933,734)	$(2,887)	$(2,405)	$231,367
Net income	—	—	—	14,536	—	—	14,536	$14,536
Unrealized loss on investments, net of tax	—	—	—	—	—	(4,904)	(4,904)	(4,904)
Cumulative translation adjustment	—	—	—	—	—	(188)	(188)	(188)

Comprehensive income								$9,444

Balance at March 31, 2003	165,156	$166	$1,170,227	$(919,198)	$(2,887)	$(7,497)	$240,811

Balance at December 31, 2003	174,508	$175	$1,317,164	$(931,536)	$—	$15,201	$401,004
Net income	—	—	—	10,910	—	—	10,910	$10,910
Unrealized gain on investments, net of tax	—	—	—	—	—	4,679	4,679	4,679
Cumulative translation adjustment	—	—	—	—	—	3,061	3,061	3,061

Comprehensive income								$18,650

Issuance of stock through stock compensation plans	157	—	1,846	—	—	—	1,846

Balance at March 31, 2004	174,665	$175	$1,319,010	$(920,626)	$—	$22,941	$421,500

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (restated)
(In thousands)

	For the Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$10,910	$(40,030)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities—
Depreciation and amortization	52,397	57,793
Amortization of deferred debt issuance costs	2,390	2,080
Provision for excess and obsolete inventory	376	869
Deferred income taxes	443	(884)
Equity in loss of investees	—	3,628
Loss on disposal of fixed assets, net	8	69
Other losses on investments, net	—	2,201
Loss on debt redemption premium payment	1,687	—
Minority interest	358	(149)
Changes in assets and liabilities excluding effects of acquisition
Accounts receivable	27,176	19,293
Other receivables	(1,220)	1,102
Inventories	(20,108)	2,811
Other current assets	(6,950)	710
Other non-current assets	(3,613)	5,415
Accounts payable	21,150	(29,357)
Accrued expenses	7,893	6,520
Other long-term liabilities	4,345	2,367

Net cash provided by operating activities	97,242	34,438

Cash flows from continuing investing activities:
Payments for property, plant and equipment	(143,851)	(21,545)
Acquisition, net of cash acquired	(12,858)	—
Proceeds from the sale of property, plant and equipment	685	514
Proceeds from the sale of investments	—	19,541
Purchase of investments	—	(6,777)
Proceeds from note receivable	18,627	—

Net cash used in investing activities	(137,397)	(8,267)

Cash flows from continuing financing activities:
Net change in bank overdrafts and short-term borrowings	(7,550)	(1,968)
Net proceeds from issuance of long-term debt	249,007	—
Payments of long-term debt, including redemption premium payment	(171,551)	(5,899)
Proceeds from issuance of stock through stock compensation plans	1,846	—

Net cash provided by (used in) financing activities	71,752	(7,867)

Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations	544	(207)

Cash flows from discontinued operations:
Net cash provided by operating activities	96	19,727
Net cash provided by investing activities	—	2,412
Net cash used in financing activities	—	—

Net cash provided by discontinued operations	96	22,139

Net increase in cash and cash equivalents	32,237	40,236
Cash and cash equivalents, beginning of period	313,259	311,249

Cash and cash equivalents, end of period	$345,496	$351,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,519	$31,390
Income taxes	$11,781	$4,028

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

     2004 Restatement. The condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003 has been restated. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

     The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows:

	As
	Previously		As
	Reported	Adjustments	Restated
	(In thousands)
Three months ended March 31, 2004
Change in accounts payable	$48,137	$(26,987)	$21,150
Net cash provided by operating activities	124,229	(26,987)	97,242
Payments for property, plant and equipment	(170,838)	26,987	(143,851)
Net cash used in investing activities	(164,384)	26,987	(137,397)

Three months ended March 31, 2003
Change in accounts payable	$(34,331)	$4,974	$(29,357)
Net cash provided by operating activities	29,464	4,974	34,438
Payments for property, plant and equipment	(16,571)	(4,974)	(21,545)
Net cash used in investing activities	(3,293)	(4,974)	(8,267)

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

     Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” our reported net income and per share amounts would have been decreased.

     The following table illustrates the effect on net income and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income:
Net income, as reported	$10,910	$14,536
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	7,757	7,259

Net income, pro forma	$3,153	$7,277

Earnings per share:
Basic and diluted:
As reported	$0.06	$0.09
Pro forma	$0.02	$0.04

     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three Months Ended
	March 31,
	2004	2003
Expected life (in years)	4	4
Risk-free interest rate	2.5%	2.4%
Volatility	56%	90%
Dividend yield	—	—

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

3. Acquisition of Minority Interest in Amkor Iwate Corporation

     In January 2004 we acquired the remaining 40% ownership interest in Amkor Iwate Corporation (“AIC”) from Toshiba for 1.4 billion Japanese yen, or $12.9 million based on the exchange rate on the date of payment, bringing our total ownership percentage to 100%. AIC provides packaging and test services principally to Toshiba’s Iwate factory under a long-term supply agreement, which terminates in January 2006. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of $11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

(In millions)
Reduction of minority interest liability	$11.9
Property, plant and equipment	2.4
Acquired intangible assets	3.3
Adjustment to previously existing goodwill	(4.1)
Deferred tax liability	(0.6)

Cash paid for minority interest acquisition	$12.9

For the three months ended March 31, 2003, we recorded AIC minority interest expense of $0.8 million associated with Toshiba’s then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

4. Our Investment in Anam Semiconductor, Inc. (ASI)

     At January 1, 2003, we owned 26.7 million shares, or 21%, of ASI voting common stock. The carrying value of our investment in ASI at January 1, 2003 was $77.5 million, or $2.90 per share. On March 24, 2003 we sold 7 million shares of ASI common stock. Beginning on this date we ceased accounting for our investment in ASI under the equity method of accounting and commenced accounting for our investment as an available for sale marketable security. Including this transaction, we have completed the following transactions to continue the liquidation of our investment in ASI during 2003 and 2004:

•	On March 24, 2003, we consummated a series of transactions proposed by a financial institution. We irrevocably sold a block of 7 million shares of ASI common stock to the financial institution for approximately $19.5 million, or $2.81 per share. We also entered into a nondeliverable call option with the financial institution for $6.8 million, the fair value of the option at that date plus the transaction costs. In May 2003, we exercised the nondeliverable call option realizing $5.6 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $1.2 million related to this nondeliverable call option.

•	On September 17, 2003, we sold an additional 5 million shares of ASI common stock to the same financial institution for approximately $18.5 million, or $3.69 per share, and recorded an associated gain of $4.7 million. We also entered into a nondeliverable call option with the financial institution for $6.5 million, the fair value of the option at that date plus the transaction costs. In December 2003, we exercised the nondeliverable call option realizing $2.0 million of cash proceeds. Accordingly, during 2003 we recorded a loss of $4.5 million related to this nondeliverable call option. As a result of these transactions, we owned 14.7 million shares of ASI, or 12% of ASI’s voting stock, at March 31, 2004. The carrying value of our remaining investment in ASI at March 31, 2004, including an unrealized gain of $4.7, was $55.1 million, or $3.74 per share.

•	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share, based on the spot exchange rate as of the transaction dates, reducing our ownership to approximately 4%. The pre-tax gain related to this transaction is $21.6 million and will be recorded as other expense (income) during the second quarter of 2004.

5. Inventories

     Inventories, net of reserves for excess and obsolete inventory of $17.0 million and $18.7 million at March 31, 2004 and December 31, 2003, respectively, consist of raw materials and purchased components that are used in the semiconductor packaging process.

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials and purchased components	$92,361	$77,775
Work-in-process	20,045	14,664

	$112,406	$92,439

6. Property, Plant and Equipment

     Property, plant and equipment consist of the following :

	March 31,	December 31,
	2004	2003
	(In thousands)
Land	$109,248	$103,610
Buildings and improvements	578,241	556,106
Machinery and equipment	1,757,455	1,640,471
Furniture, fixtures and other equipment	165,312	155,719
Construction in progress	4,150	2,355

	2,614,406	2,458,261
Less—Accumulated depreciation and amortization	(1,482,903)	(1,450,613)

	$1,131,503	$1,007,648

The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$143,851	$21,545
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	26,987	(4,974)

Property, plant and equipment additions	$170,838	$16,571

7. Acquired Intangibles

     Acquired intangibles consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Patents and technology rights	$66,323	$62,899
Less—Accumulated amortization	(26,446)	(25,169)

	$39,877	$37,730

     Amortization expense was $1.3 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The estimated annual amortization expense for 2004, 2005, 2006, 2007 and 2008 is $8.3 million, $7.1 million, $6.9 million, $6.9 million and $6.4 million, respectively. The weighted average amortization period for the patents and technology rights is 8 years.

8. Investments

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

	March 31,	December 31,
	2004	2003
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 12% at March 31, 2004 and December 31, 2003) (see Note 4)	$55,059	$50,397
Other marketable securities classified as available for sale	694	677

Total marketable securities	55,753	51,074
Equity investments	107	107

	$55,860	$51,181

9. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Accrued income taxes	$30,563	$39,779
Accrued interest	32,253	34,681
Accrued payroll	24,871	27,238
Other accrued expenses	79,123	68,447

	$166,810	$170,145

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

11. Debt

     Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.7 million	248,315	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Other debt	33,658	35,725

	1,756,895	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(22,488)	(28,665)

	$1,734,407	$1,650,707

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

12. Pension and Severance Plans

     Our Philippine and Taiwan subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Service cost of current period	$552	$602
Interest cost on projected benefit obligation	391	362
Expected return on plan assets	(15)	(60)
Amortization of transition obligation	15	15
Gain	(206)	(118)

Total pension expense	$737	$801

     For the three months ended March 31, 2004, nothing was contributed to fund the Philippine pension plan. We presently anticipate contributing $3.2 million in 2004 to fund the Philippine pension plan.

     The components of net periodic pension cost for the Taiwan defined benefit plan are as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Service cost of current period	$873	$710
Interest cost on projected benefit obligation	82	78
Expected return on plan assets	(82)	(81)
Amortization of transition obligation	2	2
Loss	7	20

Total pension expense	$882	$729

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

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint, granting Atmel 30 days to file an amended pleading. Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004; ChipPAC has indicated its intent to file an amended cross-complaint by April 27, 2004. If appropriate, we may seek to dismiss ChipPAC’s amended pleading, and otherwise intend to deny all liability to ChipPAC. All parties are currently conducting discovery and no trial date has been set.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties completed fact discovery and most expert discovery. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004. Philips and Amkor reached resolution on Philips’ claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million within 15 days plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips’ claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. The trial of Philips’ claims against Sumitomo Bakelite is scheduled to start on August 2, 2004.

Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We intend to file a motion to dismiss Maxim’s amended complaint, to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004, giving Fairchild thirty days to file a further amended pleading. Fairchild filed a third amended complaint on or about April 15, 2004. We intend to file a motion to dismiss Fairchild’s third amended pleading. We otherwise intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

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

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. The appeal was argued on March 9, 2004, and we are awaiting the Court’s decision. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

     Alcatel Business Systems vs. Amkor Technology, Inc., Anam Semiconductor, Inc.

     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”). AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of 50 million Euros (approximately $60.9 million based on the spot exchange rate at March 31, 2004). We have denied all liability and intend to vigorously defend ourselves. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-

appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. A hearing was held on April 28, 2004, and a ruling is expected within 30 days of this date.

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

2004 Restatement

          The condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003 has been restated. See Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

Company Overview

     Amkor is one of the world’s largest subcontractor of semiconductor packaging and test services. The company has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing; and

•	Diversifying our operational scope by establishing production capabilities in China, Japan and Taiwan, in addition to long-standing capabilities in Korea and the Philippines.

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

Results of Continuing Operations

     The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

	For the Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Net revenues	100.0%	100.0%
Gross profit	24.1	13.6
Operating income (loss)	10.3	(1.3)
Income (loss) before income taxes, equity in loss of investees, minority interest and discontinued operations	2.7	(11.9)
Income (loss) from continuing operations	2.3	(11.7)

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

     Gross margin increased to 24.1% in the three months ended March 31, 2004 from 13.6% in the three months ended March 31, 2003. The improvement of 10.5% is principally a result of the following:

•	Increased unit volumes contributed approximately 21 percentage points to the increase in gross margin.

•	Material cost savings contributed approximately 3 percentage points to the increase in gross margin.

The positive impacts on gross margin were partially offset by the following:

•	Average selling price erosion across our product lines decreased gross margin by approximately 10 percentage points.

•	Product mix decreased gross margin by approximately 3 percentage points.

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

     Resolution of Legal Dispute. On April 29, 2004, we reached legal resolution with a customer regarding their claims against us related to our mold compound matter. Accordingly, for the three months ended March 31, 2004, we recorded a charge of $1.5 million associated with this settlement (see Item I – Legal Proceedings for further discussion).

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

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three months ended March 31, 2004 and 2003 were as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Operating activities from continuing operations	$97,242	$34,438
Investing activities from continuing operations	(137,397)	(8,267)
Financing activities from continuing operations	71,752	(7,867)
Discontinued operations	96	22,139

     Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the three months ended March 31, 2004 increased $62.8 million to $97.2 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital.

     The primary contributors to cash flow from continuing operations for the three months ended March 31, 2004 were $68.6 million of cash flows provided by continuing operations (adjusted for non-cash items), a $21.1 million increase in trade payables associated with the increase in business activity and a decrease in accounts receivable of $27.2 million. These sources were primarily offset by a $20.1 million increase in inventory levels required to accommodate the demand for our services.

     Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the three months ended March 31, 2004 increased by $129.1 over the comparable prior year period, to $137.4 million, primarily due to a $122.3 million increase in payments for property, plant and equipment from $21.5 million in the three months ended March 31, 2003 to $143.9 million in the three months ended March 31, 2004. In addition to cash used for payments for property, plant and equipment, we paid $12.9 million during the three months ended March 31, 2004 to acquire the minority interest ownership in Amkor Iwate, bringing our ownership to 100%. These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu.

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

Debt Instruments and Related Covenants

     Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 4.25% due October 2005	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,315	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Other debt	33,658	35,725

	1,756,895	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(22,488)	(28,665)

	$1,734,407	$1,650,707

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

Capital Additions

     We expect significant growth in our business in 2004 based on industry estimates for the semiconductor industry as a whole, and our expectation that the trend towards increased outsourcing of packaging and test services in the semiconductor industry will continue. Our first quarter capital additions were $170.8 million and we have budgeted second quarter capital additions between $125 million and $150 million. We expect that our full year 2004 capital additions will be between $300 million and $500 million.

The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$143,851	$21,545
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	26,987	(4,974)

Property, plant and equipment additions	$170,838	$16,571

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

•	revenue recognition and risk of loss,

•	provision for income taxes

•	valuation of long-lived assets,

•	legal contingencies,

•	evaluation of equity investments, and

•	valuation of inventory.

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

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
	(In thousands)
As of March 31, 2004	$(4,225)	$4,628	$(1,088)	$(1,648)	$228
As of December 31, 2003	$(3,269)	$3,954	$(2,041)	$3,718	$315

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

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2004.

	March 31, 2004
			(In thousands)					Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$3,952	$2,404	$235,601	$146,623	$470,500	$873,317	$1,732,397	$1,789,894
Average interest rate	4.2%	4.0%	5.7%	5.0%	9.3%	8.2%	7.9%

Variable rate debt	$18,535	$1,568	$2,091	$837	$587	$880	$24,498	$24,498
Average interest rate	1.4%	2.6%	2.6%	2.6%	2.7%	2.7%	1.7%

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

     The condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003 has been restated; see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

Disclosure Controls and Procedures

     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of March 31, 2004.

     Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Amkor’s disclosure controls and procedures as of the end of the period covered by this report. Management has concluded that as of March 31, 2004, Amkor did not maintain effective controls over the preparation and review of our condensed consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for all interim periods in 2004 and 2003, and the first quarter of 2005. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. As a result, Amkor’s management has restated its report, included in Amkor’s amended Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2004, on management’s assessment of the effectiveness of Amkor’s internal control over financial reporting and has disclosed that Amkor’s internal control over financial reporting was not effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

     There was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Amkor’s internal control over financial reporting.

     In an effort to remediate the material weakness in Amkor’s internal control over financial reporting described above, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the condensed consolidated statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

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

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint, granting Atmel 30 days to file an amended pleading. Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004; ChipPAC has indicated its intent to file an amended cross-complaint by April 27, 2004. If appropriate, we may seek to dismiss ChipPAC’s amended pleading, and otherwise intend to deny all liability to ChipPAC. All parties are currently conducting discovery and no trial date has been set.

     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.

     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”), in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-808650. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against Sumitomo Bakelite, alleging, among other things, that Sumitomo Bakelite breached its contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. Sumitomo Bakelite has denied any liability. The parties completed fact discovery and most expert discovery. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004. Philips and Amkor reached resolution on Philips’ claims against us on April 29, 2004, pursuant to which we agreed to pay Philips $1.5 million within 15 days plus a contingent amount ranging between $0.0 and $2.0 million based on the resolution of Philips’ claims against Sumitomo Bakelite. For the three months ended March 31, 2004, we recorded a charge of $1.5 million in Resolution of Legal Dispute in our consolidated statement of income associated with this resolution. The trial of Philips’ claims against Sumitomo Bakelite is scheduled to start on August 2, 2004.

     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.

     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us, Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics”) in the Superior Court of California, Santa Clara County, Case No. 1-03-CV-001310. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Maxim’s complaint in September 2003. In lieu of contesting those motions to dismiss, Maxim filed an amended pleading on or about April 26, 2004. We intend to file a motion to dismiss Maxim’s amended complaint, to deny all liability to Maxim and to file cross-claims against Sumitomo Bakelite. Discovery has not commenced and there is no trial date set.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.

     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, Sumitomo Bakelite, Sumitomo Plastics and Sumitomo Bakelite Singapore Pte. Ltd. in the Superior Court of California, Santa Clara County, Case No. 1-02-CV-810034. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. Both the Sumitomo defendants and we filed motions to dismiss Fairchild’s amended complaint in October 2003. Fairchild filed a second amended complaint in January 2004. On February 11, 2004, we filed a motion to dismiss Fairchild’s second amended complaint. The Superior Court granted our motion to dismiss on March 16, 2004, giving Fairchild thirty days to file a further amended pleading. Fairchild filed a third amended complaint on or about April 15, 2004. We intend to file a motion to dismiss Fairchild’s third amended pleading. We otherwise intend to deny all liability and to file cross-claims against Sumitomo Bakelite. Discovery is ongoing and no trial date has been scheduled.

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

     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard on September 3, 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. On October 22, 2003, Motorola filed an appeal in Supreme Court of Delaware. The appeal was argued on March 9, 2004, and we are awaiting the Court’s decision. We believe we will prevail on the same merits in such appeal. In addition, should Motorola prevail at the appellate level, we believe we have recourse against Citizen. However, no assurance can be given that an adverse outcome in the case cannot occur, or that any adverse outcome would not have a material impact.

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

     None.

Item 3. Defaults upon senior securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
4.1	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture*

4.2	Registration Rights Agreement - 7.125% Senior Notes due March 15, 2011*

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s report on Form 10-Q filed May 5, 2004.

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
Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and
Duly Authorized Officer)

Date: June 6, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture*

4.2	Registration Rights Agreement - 7.125% Senior Notes due March 15, 2011*

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s report on Form 10-Q filed May 5, 2004.