Form 10-Q/A
period 2004-06-30
AMKOR TECHNOLOGY INC
filed 2005-06-06
CIK 1047127

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

EXPLANATORY NOTE

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the six months ended June 30, 2004 and 2003. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

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

     Part I - Item 1 - Financial Statements

     Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Part I - Item 4 - Controls and Procedures

QUARTERLY REPORT ON FORM 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$492,536	$377,947	$957,182	$721,078
Cost of revenues	397,761	303,686	750,559	600,248

Gross profit	94,775	74,261	206,623	120,830

Operating expenses:
Selling, general and administrative	54,079	43,206	107,757	84,630
Research and development	9,900	7,185	18,877	14,793
Gain on disposal of fixed assets, net	(206)	(791)	(198)	(722)
Amortization of acquired intangibles	1,837	2,038	3,165	4,068

Total operating expenses	65,610	51,638	129,601	102,769

Operating income	29,165	22,623	77,022	18,061

Other expense (income):
Interest expense, net	36,360	36,481	69,650	72,343
Foreign currency loss (gain)	2,635	737	2,710	(188)
Other expense (income), net	(25,345)	30,737	(23,556)	31,966

Total other expense	13,650	67,955	48,804	104,121

Income (loss) before income taxes, equity investment gains (losses), minority interest and discontinued operations	15,515	(45,332)	28,218	(86,060)
Equity investment gain (loss)	(10)	73	(10)	(3,555)
Minority interest	3	(475)	(355)	(326)

Income (loss) from continuing operations before income taxes	15,508	(45,734)	27,853	(89,941)

Provision for income taxes	5,528	5,013	6,963	836

Income (loss) from continuing operations	9,980	(50,747)	20,890	(90,777)

Discontinued operations (see Note 2):
Income from wafer fabrication services business, net of tax	—	—	—	3,047
Gain on sale of wafer fabrication services business, net of tax	—	—	—	51,519

Income from discontinued operations	—	—	—	54,566

Net income (loss)	$9,980	$(50,747)	$20,890	$(36,211)

Per Share Data:
Basic and diluted income (loss) per common share from continuing operations	$0.06	$(0.31)	$0.12	$(0.55)
Basic and diluted income per common share from discontinued operations	—	—	—	0.33

Basic and diluted net income (loss) per common share	$0.06	$(0.31)	$0.12	$(0.22)

Shares used in computing basic income (loss) per common share	175,304	165,852	174,961	165,504

Shares used in computing diluted income (loss) per common share	175,872	165,852	178,028	165,504

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (restated)
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$20,890	$(90,777)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities—
Depreciation and amortization	110,661	112,700
Amortization of deferred debt issuance costs and discounts	4,839	12,896
Provision for excess and obsolete inventory	3,546	2,657
Deferred income taxes	(362)	762
Equity in loss of investees	10	3,555
Other (gains) losses, net	(25,177)	1,386
Loss on debt redemption premium payment	1,687	19,656
Minority interest	355	326
Changes in assets and liabilities excluding effects of acquisition—
Accounts receivable	39,714	(6,907)
Other receivables	(1,617)	2,865
Inventories	(31,185)	(7,880)
Other current assets	(6,036)	888
Other non-current assets	(9,237)	5,787
Accounts payable	24,055	(37,792)
Accrued expenses	6,130	(9,107)
Other long-term liabilities	11,409	6,147

Net cash provided by operating activities	149,682	17,162

Cash flows from continuing investing activities:
Payments for property, plant and equipment	(284,182)	(47,635)
Acquisition, net of cash acquired	(33,963)	—
Proceeds from the sale of property, plant and equipment and other	4,995	1,695
Proceeds from the sale of investments	49,409	25,094
Purchase of investments	—	(6,777)
Proceeds from note receivable	18,627	—

Net cash used in investing activities	(245,114)	(27,623)

Cash flows from continuing financing activities:
Net change in bank overdrafts and short-term borrowings	(3,790)	(1,923)
Net proceeds from issuance of long-term debt	247,930	585,013
Payments of long-term debt, including redemption premium payment	(172,721)	(555,736)
Proceeds from issuance of stock through stock compensation plans	5,726	4,108

Net cash provided by financing activities	77,145	31,462

Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations	(488)	481

Cash flows from discontinued operations:
Net cash provided by operating activities	111	11,161
Net cash provided by investing activities	—	2,412
Net cash used in financing activities	—	—

Net cash provided by discontinued operations	111	13,573

Net (decrease) increase in cash and cash equivalents	(18,664)	35,055
Cash and cash equivalents, beginning of period	313,259	311,249

Cash and cash equivalents, end of period	$294,595	$346,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,602	$75,764
Income taxes	$14,451	$4,523

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

     2004 Restatement. The statement of cash flows for the six months ended June 30, 2004 and 2003 has been restated. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

     The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows:

	As
	Previously		As
	Reported	Adjustments	Restated
		(In thousands)
Six months ended June 30, 2004
Change in accounts payable	$34,530	$(10,475)	$24,055
Net cash provided by operating activities	160,157	(10,475)	149,682
Payments for property, plant and equipment	(294,657)	10,475	(284,182)
Net cash used in investing activities	(255,589)	10,475	(245,114)

Six months ended June 30, 2003
Change in accounts payable	$(846)	$(36,946)	$(37,792)
Net cash provided by operating activities	54,108	(36,946)	17,162
Payments for property, plant and equipment	(84,581)	36,946	(47,635)
Net cash used in investing activities	(64,569)	36,946	(27,623)

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

The following table reconciles our payments for property, plant and equipment as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$284,182	$47,635

Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	10,475	36,946

Property, plant and equipment additions	$294,657	$84,581

7. Acquired Intangibles

     Acquired intangibles consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Patents and technology rights	$66,042	$62,899
Supply agreement	5,543	—
Less—Accumulated amortization	(28,216)	(25,169)

	$43,369	$37,730

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

8. Investments

     Investments include equity investments in affiliated companies and noncurrent marketable securities as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 4% at June 30, 2004 and 12% at December 31, 2003) (see Note 4)	$13,081	$50,397
Other marketable securities classified as available for sale	734	677

Total marketable securities	13,815	51,074
Equity investments	104	107

	$13,919	$51,181

9. Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Accrued income taxes	$33,839	$39,779
Accrued interest	32,575	27,238
Accrued payroll	26,728	34,681
Other accrued expenses	71,532	68,447

	$64,674	$170,145

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

     Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “'133 and '278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola.

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

2004 Restatement

     The condensed consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 has been restated. See Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Revenues. Packaging and test net revenues increased 30.3% to $492.5 million in the three months ended June 30, 2004 from $377.9 million in the three months ended June 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 54.1%. This increase in volume was driven by a 48.3% increase for advanced packages and a 61.3% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the three months ended June 30, 2004 declined approximately 7 % as compared to average selling prices in the three months ended June 30, 2003. This decrease in overall average selling prices was driven by a 5% decrease in average selling prices for advanced packages and a 13% decrease in average selling prices for traditional packages.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Revenues. Packaging and test net revenues increased 32.7% to $957.2 million in the six months ended June 30, 2004 from $721.1 million in the six months ended June 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 55.3%. This increase in volume was driven by a 50.6% increase for advanced packages and a 61.2% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the six months ended June 30, 2004 declined approximately 9 % as compared to average selling prices in the six months ended June 30, 2003. This decrease in overall average selling prices was driven by an 8% decrease in average selling prices for advanced packages and a 13% decrease in average selling prices for traditional packages.

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

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the six months ended June 30, 2004 and 2003 were as follows:

	For the Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Net cash provided by continuing operating activities	$149,682	$17,162
Net cash used in continuing investing activities	(245,114)	(27,623)
Net cash provided by continuing financing activities	77,145	31,462
Net cash provided by (used in) discontinued operations	111	13,573

     Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the six months ended June 30, 2004 increased $132.5 million to $149.7 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital.

     The primary contributors to cash flow from continuing operations for the six months ended June 30, 2004 were $116.5 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a $24.1 million increase in trade payables associated with the increase in business activity and a decrease in accounts receivable of $39.7 million. These sources were primarily offset by a $31.2 million increase in inventory levels. We believe that our inventory increase is primarily due to an inventory build in the microelectronics supply chain, stemming from weaker than anticipated end market demand. Generally, we purchase raw materials in support of customer forecasts subject to contractual take-or-pay agreements.

     Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the six months ended June 30, 2004 increased by $217.5 million over the comparable prior year period, to $245.1 million, primarily due to a $236.6 million increase in capital expenditures from $47.6 million in the six months ended June 30, 2003 to $284.2 million in the six months ended June 30, 2004. In addition to cash used for capital expenditures, we paid $34.0 million in cash during the six months ended June 30, 2004 related to business acquisitions (see below). These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu during the six months ended June 30, 2004 and an increase of proceeds from our net sales of investments and sales of fixed assets of $34.4 million.

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

Capital Additions and Acquisitions

     Our first and second quarter 2004 capital additions were $170.8 million and $123.8 million, respectively, and we have budgeted capital additions of $80 million for the second half of 2004.

The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$284,182	$47,635

Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	10,475	36,946

Property, plant and equipment additions	$294,657	$84,581

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

     The condensed consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 has been restated; see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

Disclosure Controls and Procedures

     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of June 30, 2004.

     Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Amkor’s disclosure controls and procedures as of the end of the period covered by this report. Management has concluded that as of June 30, 2004, Amkor did not maintain effective controls over the preparation and review of our condensed consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for all interim periods in 2004 and 2003, and the first quarter of 2005. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. As a result, Amkor’s management has restated its report, included in Amkor’s amended Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2004, on management’s assessment of the effectiveness of Amkor’s internal control over financial reporting and has disclosed that Amkor’s internal control over financial reporting was not effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

     There was no change in internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Amkor’s internal control over financial reporting.

     In an effort to remediate the material weakness in Amkor’s internal control over financial reporting described above management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the condensed statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

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

     Other Litigation

     Amkor Technology, Inc. v. Motorola, Inc.

     On August 16, 2002, we filed a complaint against Motorola, Inc. in an action captioned Amkor Technology, Inc. v. Motorola, Inc., C.A. No. 02C-08-160 CHT, pending in the Superior Court of the State of Delaware in and for New Castle County. In this action, we were seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “'133 and '278 patents”); and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola.

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

     None.

Item 3. Defaults upon senior securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(2)

2.2	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(2)

2.3	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(2)

10.1	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (1)

10.2	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (1)

10.3	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to the Company’s report on Form 8-K filed July 9, 2004.

     (2) Incorporated by reference to the Company’s report on Form 10-Q filed August 6, 2004.

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

Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and
Duly Authorized Officer)

Date: June 6, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd. (2)

2.2	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd. (2)

2.3	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004. (2)

10.1	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (1)

10.2	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (1)

10.3	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to the Company’s report on Form 8-K filed July 9, 2004.

     (2) Incorporated by reference to the Company’s report on Form 10-Q filed August 6, 2004.