Form 10-Q/A
period 2004-09-30
AMKOR TECHNOLOGY INC
filed 2005-06-06
CIK 1047127

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

EXPLANATORY NOTE

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the nine months ended September 30, 2004 and 2003. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

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

     Part I — Item 1 — Financial Statements

     Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Part I — Item 4 — Controls and Procedures

QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

The accompanying notes are an integral part of these statements

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$490,843	$423,784	$1,448,025	$1,144,862
Cost of revenues	403,076	322,369	1,153,635	922,617

Gross profit	87,767	101,415	294,390	222,245

Operating expenses:
Selling, general and administrative	53,236	43,977	160,993	128,607
Research and development	8,664	7,882	27,541	22,675
Gain on disposal of fixed assets, net	(292)	(148)	(490)	(870)
Amortization of acquired intangibles	1,867	2,035	5,032	6,103

Total operating expenses	63,475	53,746	193,076	156,515

Operating income	24,292	47,669	101,314	65,730

Other expense (income):
Interest expense, net	38,075	35,151	107,725	107,494
Foreign currency loss (gain)	1,503	(895)	4,213	(1,083)
Other expense (income), net	(534)	2,742	(24,090)	34,708

Total other expense	39,044	36,998	87,848	141,119

Income (loss) before income taxes, equity investment gains (losses), minority interest and discontinued operations	(14,752)	10,671	13,466	(75,389)
Equity investment gain (loss)	12	—	2	(3,555)
Minority interest	(1,266)	(1,809)	(1,621)	(2,135)

Income (loss) from continuing operations before income taxes	(16,006)	8,862	11,847	(81,079)

Provision (benefit) for income taxes	6,328	(6,908)	13,291	(6,072)

Income (loss) from continuing operations	(22,334)	15,770	(1,444)	(75,007)

Discontinued operations (see Note 2):
Income from wafer fabrication services business, net of tax	—	—	—	3,047
Gain on sale of wafer fabrication services business, net of tax	—	—	—	51,519

Income from discontinued operations	—	—	—	54,566

Net income (loss)	$(22,334)	$15,770	$(1,444)	$(20,441)

Per Share Data:
Basic and diluted income (loss) per common share from continuing operations	$(0.13)	$0.09	$(0.01)	$(0.45)
Basic and diluted income per common share from discontinued operations	—	—	—	0.33

Basic and diluted net income (loss) per common share	$(0.13)	$0.09	$(0.01)	$(0.12)

Shares used in computing basic income (loss) per common share	175,717	166,628	175,216	165,883

Shares used in computing diluted income (loss) per common share	175,717	171,440	175,216	165,883

The accompanying notes are an integral part of these statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$231,311	$313,259
Accounts receivable:
Trade, net of allowance of $5,010 in 2004 and $6,514 in 2003	272,325	310,096
Other	4,785	4,413
Inventories	119,969	92,439
Other current assets	32,147	49,606

Total current assets	660,537	769,813

Property, plant and equipment, net	1,387,742	1,007,648

Investments	11,626	51,181

Other assets:
Goodwill	654,226	629,850
Acquired intangibles	46,309	37,730
Other	73,448	67,697

	773,983	735,277

Total assets	$2,833,888	$2,563,919

Liabilities and Stockholders’ Equity

Current liabilities:
Bank overdraft	$6,805	$2,690
Short-term borrowings and current portion of long-term debt	171,174	28,665
Trade accounts payable	235,888	230,396
Accrued expenses	175,908	170,145

Total current liabilities	589,775	431,896
Long-term debt	1,744,545	1,650,707
Other noncurrent liabilities	97,273	78,974

Total liabilities	2,431,593	2,161,577

Commitments and contingencies

Minority interest	7,304	1,338

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 175,718 in 2004 and 174,508 in 2003	176	175
Additional paid-in capital	1,323,557	1,317,164
Accumulated deficit	(932,980)	(931,536)
Accumulated other comprehensive income	4,238	15,201

Total stockholders’ equity	394,991	401,004

Total liabilities and stockholders’ equity	$2,833,888	$2,563,919

The accompanying notes are an integral part of these statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

						Accumulated
	Common Stock				Receivable	Other
			Paid-In	Accumulated	From	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	Total	Loss
Balance at December 31, 2002	165,156	$166	$1,170,227	$(933,734)	$(2,887)	$(2,405)	$231,367
Net loss	—	—	—	(20,441)	—	—	(20,441)	$(20,441)
Unrealized gain on investments, net of tax	—	—	—	—	—	5,225	5,225	5,225
Cumulative translation adjustment	—	—	—	—	—	6,326	6,326	6,326

Comprehensive loss								$(8,890)

Issuance of stock through stock compensation plans	1,611	1	9,677	—	—	—	9,678
Payment received from stockholder	—	—	—	—	2,887	—	2,887

Balance at September 30, 2003	166,767	$167	$1,179,904	$(954,175)	$—	$9,146	$235,042

Balance at December 31, 2003	174,508	$175	$1,317,164	$(931,536)	$—	$15,201	$401,004
Net loss	—	—	—	(1,444)	—	—	(1,444)	$(1,444)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	(11,741)	(11,741)	(11,741)
Cumulative translation adjustment	—	—	—	—	—	778	778	778

Comprehensive loss								$(12,407)

Issuance of stock through stock compensation plans	1,210	1	6,393	—	—	—	6,394

Balance at September 30, 2004	175,718	$176	$1,323,557	$(932,980)	$—	$4,238	$394,991

The accompanying notes are an integral part of these statements

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (restated)
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(1,444)	$(75,007)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities—
Depreciation and amortization	169,164	165,360
Amortization of deferred debt issuance costs and discounts	8,759	15,658
Provision for accounts receivable	284	—
Provision for excess and obsolete inventory	10,692	2,904
Deferred income taxes	(3,769)	9,621
Equity in loss of investees	(2)	3,555
Other (gains) losses, net	(25,470)	2,358
Loss on debt redemption premium payment	1,687	21,304
Minority interest	1,621	2,135
Changes in assets and liabilities excluding effects of acquisition—
Accounts receivable	39,707	(41,842)
Other receivables	(367)	1,869
Inventories	(37,270)	(18,369)
Other current assets	1,204	413
Other non-current assets	(5,231)	4,275
Accounts payable	39,804	14,598
Accrued expenses	15,128	(16,841)
Other long-term liabilities	17,599	13,499

Net cash provided by operating activities	232,096	105,490

Cash flows from continuing investing activities:
Payments for property, plant and equipment	(406,229)	(153,711)
Acquisition, net of cash acquired	(63,538)	—
Proceeds from the sale of property, plant and equipment and other	7,023	2,802
Proceeds from the sale of investments	49,409	44,746
Purchase of investments	—	(13,765)
Proceeds from note receivable	18,627	18,253
Other	—	829

Net cash used in investing activities	(394,708)	(100,846)

Cash flows from continuing financing activities:
Net change in bank overdrafts and short-term borrowings	5,108	4,026
Net proceeds from issuance of long-term debt	248,116	576,970
Payments of long-term debt, including redemption premium payment	(178,103)	(585,106)
Proceeds from issuance of stock through stock compensation plans	6,394	9,678
Payment received from stockholder	—	2,887

Net cash provided by financing activities	81,515	8,455

Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations	(962)	2,522

Cash flows from discontinued operations:
Net cash provided by operating activities	111	11,221
Net cash provided by investing activities	—	2,412

Net cash provided by discontinued operations	111	13,633

Net (decrease) increase in cash and cash equivalents	(81,948)	29,254
Cash and cash equivalents, beginning of period	313,259	311,249

Cash and cash equivalents, end of period	$231,311	$340,503

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$96,210	$107,869
Income taxes	$22,114	$7,553

The accompanying notes are an integral part of these statements

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2003 filed on Form 10-K with the Securities and Exchange Commission. We operate within one reportable segment, packaging and test services. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

     2004 Restatement. The condensed consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 has been restated. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

     The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows:

	As
	Previously		As
	Reported	Adjustments	Restated
		(In thousands)
Nine months ended September 30, 2004
Change in accounts payable	$1,653	$38,151	$39,804
Net cash provided by operating activities	193,945	38,151	232,096
Payments for property, plant and equipment	(368,078)	(38,151)	(406,229)
Net cash used in investing activities	(356,557)	(38,151)	(394,708)

Nine months ended September 30, 2003
Change in accounts payable	$9,117	$5,481	$14,598
Net cash provided by operating activities	100,009	5,481	105,490
Payments for property, plant and equipment	(148,230)	(5,481)	(153,711)
Net cash used in investing activities	(95,365)	(5,481)	(100,846)

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

     Stock Compensation. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” our reported net income and per share amounts would have been decreased and our reported net loss and per share amounts would have been increased.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$(22,334)	$15,770	$(1,444)	$(20,441)
Deduct: Total stock-based employee compensation determined under fair value based method	47,280	7,934	62,737	22,259

Pro forma net income (loss)	$(69,614)	$7,836	$(64,181)	$(42,700)

Income (loss) per share:
Basic and diluted:
As reported	$(0.13)	$0.09	$(0.01)	$(0.12)
Pro forma	$(0.40)	$0.05	$(0.37)	$(0.26)

In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three and Nine
	Months Ended
	September 30,
	2004	2003
Expected life (in years)	4	4
Risk-free interest rate	3.2%	2.5%
Volatility	97%	44%
Dividend yield	—	—

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

For the three and nine months ended September 30, 2003, we recorded AIC minority interest expense of $1.8 million and $3.1 million, respectively, associated with Toshiba’s then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

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

     The preliminary purchase price allocation of $47.9 million was as follows:

(In millions)
Current assets	$9.9
Property, plant and equipment	45.0
Acquired intangible assets	5.2
Goodwill	28.7
Other assets	2.5

Total assets acquired	91.3

Current liabilities	21.4
Long term debt	14.8
Other liabilities	2.8
Minority interest	4.4

Total liabilities and minority interest assumed	43.4

$47.9

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net revenues	$493,382	$427,063	$1,459,932	$1,152,613
Net income (loss)	(23,387)	12,661	(10,476)	(30,143)
Basic income (loss) per common share	(0.13)	0.08	(0.06)	(0.18)
Diluted income (loss) per common share	$(0.13)	$0.07	$(0.06)	$(0.18)

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

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw materials and purchased components	$98,099	$76,939
Work-in-process	21,870	15,500

	$119,969	$92,439

6. Property, Plant and Equipment

     Property, plant and equipment consist of the following :

	September 30,	December 31,
	2004	2003
	(In thousands)
Land	$110,994	$103,610
Buildings and improvements	615,369	556,106
Machinery and equipment	1,934,123	1,640,471
Furniture, fixtures and other equipment	165,469	155,719
Construction in progress	123,817	2,355

	2,949,772	2,458,261
Less—Accumulated depreciation and amortization	(1,562,030)	(1,450,613)

	$1,387,742	$1,007,648

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

The following table reconciles our payments for property, plant and equipment as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$406,229	$153,711
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	(38,151)	(5,481)

Property, plant and equipment additions	$368,078	$148,230

7. Goodwill and Acquired Intangibles

     Our goodwill balance at September 30, 2004 and December 31, 2003 relates to our packaging services reporting unit. The changes in the carrying value of goodwill are as follows:

(In thousands)
Balance as of January 1, 2004	$629,850
Goodwill acquired from current year acquisitions, net	24,729
Translation adjustments	(353)

Balance as of September 30, 2004	$654,226

     Acquired intangibles consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Patents and technology rights	$71,039	$62,899
Supply agreement, net	5,280	—
Less—Accumulated amortization	(30,010)	(25,169)

	$46,309	$37,730

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

8. Investments

     Investments include noncurrent marketable securities and equity investments in affiliated companies as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 4% at September 30, 2004 and 12% at December 31, 2003) (see Note 4)	$10,773	$50,397
Other marketable securities classified as available for sale	749	677

Total marketable securities	11,522	51,074
Equity investments	104	107

	$11,626	$51,181

9. Accrued Expenses

     Accrued expenses consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Accrued income taxes	$34,302	$39,779
Accrued interest	32,055	27,238
Accrued payroll	30,869	34,681
Other accrued expenses	78,682	68,447

	$175,908	$170,145

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

11. Debt

     Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million	248,407	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $2.2 million	135,535	—
Other debt	56,855	35,725

	1,915,719	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(171,174)	(28,665)

	$1,744,545	$1,650,707

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

     Pursuant to the indentures governing our senior and senior subordinated notes, Unitive, a domestic subsidiary acquired in August 2004, and Unitive’s domestic subsidiary, are required to guarantee the debt obligations under our senior and senior subordinated notes. The guarantees were put in place on October 29, 2004. At September 30, 2004, Unitive and its domestic subsidiary had total assets of $36.8 million, of which $16.6 million was comprised of goodwill. At September 30, 2004, Unitive and its domestic subsidiary had total liabilities of $11.1 million.

12. Pension and Severance Plans

     Our Philippine, Taiwan and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for the Philippine defined benefit plan are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$556	$595	$1,664	$1,804
Interest cost on projected benefit obligation	394	359	1,180	1,088
Expected (return) loss on plan assets	187	(446)	701	(1,851)
Amortization of transition obligation	15	15	44	45
Actuarial (gain) loss	(409)	270	(1,367)	1,318

Total pension expense	$743	$793	$2,222	$2,404

     For the three and nine months ended September 30, 2004, nothing was contributed to fund the Philippine pension plan. We presently anticipate contributing $3.2 million in 2004 to fund the Philippine pension plan.

     The components of net periodic pension cost for the Taiwan defined benefit plan are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$218	$178	$654	$533
Interest cost on projected benefit obligation	21	20	63	59
Expected return on plan assets	(21)	(20)	(63)	(60)
Amortization of transition obligation	1	1	3	2
Actuarial loss	2	5	6	15

Total pension expense	$221	$184	$663	$549

     For the nine months ended September 30, 2004, $0.7 million was contributed to fund the Taiwan pension plan. We presently anticipate contributing an additional $0.2 million, for an estimated total of $0.9 million in 2004, to fund the Taiwan pension plan.

     The Japanese pension plan began during the three months ended December 31, 2003. The components of net periodic pension cost for 2004 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Service cost of current period	$369	$—	$1,118	$—
Interest cost on projected benefit obligation	3	—	10	—
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	10	—	30	—

Total pension expense	$382	$—	$1,158	$—

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

     For the three months ended September 30, 2003, basic and diluted EPS was calculated as follows:

		Weighted
	Earnings	Avg. Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)	(in thousands)
Earnings Per Share – Three Months Ended September 30, 2003
Basic earnings per share	$15,770	166,628	$0.09
Dilutive effect of options	—	4,812	—

Dilutive earnings per share	$15,570	171,440	$0.09

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

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu’s claims, and granted our motion with respect to Cirrus Logic’s claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu’s second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses. We answered Fujitsu’s second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended complaint. We filed a motion to dismiss Cirrus Logic’s second amended complaint on November 2, 2004; the motion is scheduled for hearing by the Court on November 23, 2004. Fact discovery is nearing completion, with expert discovery to follow. A trial in this matter is set to begin on May 2, 2005. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel’s third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses; other defendants’ responsive pleadings remain outstanding. All parties are currently conducting written discovery and have completed some physical plant inspection discovery. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

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

2004 Restatement

     The condensed consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 has been restated; see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

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

Results of Continuing Operations

     The following table sets forth certain continuing operating data as a percentage of net revenues for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	17.9	23.9	20.3	19.4
Operating income	4.9	11.2	7.0	5.7
Income (loss) before income taxes, equity investment losses, minority interest and discontinued operations	(3.0)	2.5	0.9	(6.6)
Income (loss) from continuing operations	(4.6)	3.7	(0.1)	(6.6)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Revenues. Packaging and test net revenues increased 15.8% to $490.8 million in the three months ended September 30, 2004 from $423.8 million in the three months ended September 30, 2003. This increase in net revenues was principally attributed to an overall unit volume increase of 26.6%. The increased volume was driven by a 17.0% increase for advanced packages and a 39.6% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for the three months ended September 30, 2004 declined approximately 5 % as            compared to average selling prices in the three months ended September 30, 2003. This decrease in overall average selling prices was driven by a 2% decrease in average selling prices for advanced packages and a 15% decrease in average selling prices for traditional packages. Revenue from our 2004 acquisitions (refer to Capital Expenditures and Acquisitions below) accounted for 10.9% of our increase in net revenues for the three months ended September 30, 2004.

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

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the nine months ended September 30, 2004 and 2003 were as follows:

	For the Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Net cash provided by continuing operating activities	$232,096	$105,490
Net cash used in continuing investing activities	(394,708)	(100,846)
Net cash provided by continuing financing activities	81,515	8,455
Net cash provided by (used in) discontinued operations	111	13,633

     Cash flows from continuing operating activities: Our cash flows from continuing operating activities for the nine months ended September 30, 2004 increased $126.6 million to $232.1 million over the comparable prior year period. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, as well as cash generated from a reduction of our working capital and increase in our net long-term liabilities.

     The primary contributors to cash flow from continuing operations for the nine months ended September 30, 2004 were $161.5 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a decrease in accounts receivable of $39.7 million (primarily due to a Japanese holiday occurring at the end of the prior year which then impeded cash collections), an increase in other long-term liabilities of $17.6 million (primarily due to a $15.3 million increase in our Korean severance liability), an increase of $39.8 million in accounts payable and a $15.1 million increase in accrued expenses. These sources were primarily offset by a $37.3 million increase in inventory levels. We believe that our inventory increase is primarily due to an inventory build in the microelectronics supply chain, stemming from weaker than anticipated end market demand. Generally, we purchase raw materials in support of customer forecasts.

     Cash flows from continuing investing activities: Our cash flows used in continuing investing activities for the nine months ended September 30, 2004 increased by $293.9 million over the comparable prior year period, to $394.7 million, primarily due to a $252.5 million increase in capital expenditures from $153.7 million in the nine months ended September 30, 2003 to $406.2 million in the nine months ended September 30, 2004. In addition to cash used for capital expenditures, we paid $63.5 million in cash during the nine months ended September 30, 2004 related to business acquisitions (see below). These cash outflows were offset by an increase of proceeds from our net sales of investments and sales of fixed assets of $22.6 million.

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

Debt Instruments and Related Covenants

     Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior secured credit facilities:
Term loan, LIBOR plus 4% due January 2006	$—	$168,725
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	—	—
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011, net of unamortized discount of $1.6 million	248,407	—
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable, net of unamortized discount of $2.2 million	135,535	—
Other debt	56,855	35,725

	1,915,719	1,679,372
Less—Short-term borrowings and current portion of long-term debt	(171,174)	(28,665)

	$1,744,545	$1,650,707

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

     Pursuant to the indentures governing our senior and senior subordinated notes, Unitive, a domestic subsidiary acquired in August 2004, and Unitive’s domestic subsidiary, are required to guarantee the debt obligations under our senior and senior subordinated notes. The guarantees were put in place on October 29, 2004. At September 30, 2004, Unitive and its domestic subsidiary had total assets of $36.8 million, of which $16.6 million was comprised of goodwill. At September 30, 2004, Unitive and its domestic subsidiary had total liabilities of $11.1 million.

Capital Additions and Acquisitions

     Our first, second and third quarter 2004 capital additions were $170.8 million, $123.8 million and $73.4 million, respectively, and we have budgeted capital additions of approximately $32 million for the remainder of 2004.

     The following table reconciles our payments for property, plant and equipment as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Payments for property, plant and equipment	$406,229	$153,711
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	(38,151)	(5,481)

Property, plant and equipment additions	$368,078	$148,230

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

•	revenue recognition and risk of loss,

•	provision for income taxes,

•	valuation of long-lived assets,

•	legal contingencies,

•	valuation of inventory.

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

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
	(In thousands)
As of September 30, 2004	$(3,526)	$2,473	$1,353	$(3,429)	$(1,339)
As of December 31, 2003	$(3,269)	$3,954	$(2,041)	$3,718	$315

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

     The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2004.

	September 30,
	(In thousands)							Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$147,535	$4,942	$240,911	$148,847	$471,086	$873,958	$1,887,279	$1,673,477
Average interest rate	7.6%	4.7%	5.7%	5.0%	9.2%	8.2%	7.8%

Variable rate debt	$23,639	$510	$2,041	$818	$572	$860	$28,440	$28,440
Average interest rate	0.7%	2.5%	2.5%	2.5%	2.6%	2.6%	1.0%

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

     The condensed consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 has been restated, see Note 1 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report. We previously did not exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

Disclosure Controls and Procedures

     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of September 30, 2004.

     Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Amkor’s disclosure controls and procedures as of the end of the period covered by this report. Management has concluded that as of September 30, 2004, Amkor did not maintain effective controls over the preparation and review of our condensed consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for all interim periods in 2003 and 2004, and the first quarter of 2005. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. As a result, Amkor’s management has restated its report, included in Amkor’s amended Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2004, on management’s assessment of the effectiveness of Amkor’s internal control over financial reporting and has disclosed that Amkor’s internal control over financial reporting was not effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

     There was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Amkor’s internal control over financial reporting.

     In an effort to remediate the material weakness in Amkor’s internal control over financial reporting described above, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure that capital expenditures are properly reflected in the condensed consolidated cash flow statement in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

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

     Fujitsu Limited v. Cirrus Logic, Inc., et al.

     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., No. 02-CV-01627 JW, pending in the United States District Court for the Northern District of California, San Jose Division. In this action, Fujitsu Limited (“Fujitsu”) alleges that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) are defective in that a certain epoxy mold compound used in the manufacture of the chip causes a short circuit which renders Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, counterclaimed against Fujitsu for unpaid invoices, and filed its third-party complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. Upon receipt of Cirrus Logic’s third-party complaint, we filed an answer denying all liability, and our own third-party complaint against Sumitomo Bakelite. Sumitomo Bakelite filed an answer denying liability. In June 2003, Fujitsu amended its complaint and added direct claims against us. In response, we filed an answer denying all liability to Fujitsu and amended our cross-claims against Sumitomo Bakelite to reflect Fujitsu’s new claims against us. The parties engaged in extensive discovery activities. Fujitsu has indicated that it may seek damages in excess of $100 million. In November 2003, Fujitsu filed an action against Cirrus Logic, Sumitomo Bakelite and us entitled Fujitsu Limited v. Cirrus Logic, Inc., et al., Case No. 1-03-CV-009885, in the California Superior Court for the County of Santa Clara, based on facts and allegations substantially similar to those asserted in the Northern District Court of California. In December 2003, Cirrus Logic filed a cross-complaint against Sumitomo Bakelite and us in the Superior Court case, also based on facts and allegations substantially similar to those asserted in the Northern District Court case. By stipulation among the parties, the Northern District Court granted a stay of the action pending before it in favor of the action pending in the Santa Clara Superior Court, where discovery has continued. On March 29, 2004, we filed a motion to dismiss Fujitsu’s amended complaint in the Superior Court. On April 2, 2004, we also filed a motion to dismiss Cirrus Logic’s cross-complaint. The Superior Court held a hearing on our motions to dismiss on May 4, 2004 and granted dismissal of some of Fujitsu’s and Cirrus Logic’s claims against us. Fujitsu filed a second amended complaint in the Superior Court on or about June 18, 2004; Cirrus Logic filed a first amended cross-complaint on or about the same date. On July 19, 2004, we filed motions to dismiss certain claims asserted in the new complaints. At a hearing on August 24, 2004, the Superior Court denied our motion with respect to Fujitsu’s claims, and granted our motion with respect to Cirrus Logic’s claims. Cirrus Logic and Sumitomo Bakelite answered Fujitsu’s second amended complaint on or about September 13 and 23, 2004, respectively, by generally denying all liability and asserting affirmative defenses. We filed a cross-complaint against Sumitomo Bakelite on October 1, 2004, asserting claims for breaches of warranties and indemnification; Sumitomo Bakelite filed an answer generally denying all liability and asserting affirmative defenses. We answered Fujitsu’s second amended complaint on October 13, 2004, generally denying all liability and asserting affirmative defenses. On or about October 4, 2004, Cirrus Logic filed its second amended complaint. We filed a motion to dismiss Cirrus Logic’s second amended complaint on November 2, 2004; the motion is scheduled for hearing by the Court on November 23, 2004. Fact discovery is nearing completion, with expert discovery to follow. A trial in this matter is set to begin on May 2, 2005. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

     Seagate Technology LLC v. Atmel Corporation, et al.

     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County, Case No. 1-02-CV809883. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite. Atmel later amended its cross-complaint, including adding ChipPAC Inc. (“ChipPAC”) as a cross-defendant. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us. On January 27, 2004, the Superior Court sustained Sumitomo Bakelite’s motion to dismiss Atmel’s amended cross-complaint and Atmel filed its Second Amended Cross-Complaint on or about March 12, 2004. On April 13, 2004, we filed an answer denying all liability to Atmel. We filed a motion to dismiss ChipPAC’s cross-complaint on February 13, 2004 and, on or about June 7, 2004, ChipPAC filed a request for dismissal of its cross-complaint against us which the Court granted on June 14, 2004. On or about July 30, 2004, Atmel filed a third amended cross-complaint, which asserted no new claims against us. We answered Atmel’s third amended cross-complaint on August 27, 2004 by denying all liability and asserting affirmative defenses; other defendants’ responsive pleadings remain outstanding. All parties are currently conducting written discovery and have completed some physical plant inspection discovery. No trial date has been set. We intend to deny all liability, defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite, and seek judgment in our favor in due course.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At Amkor Technology, Inc.’s Annual Meeting of Stockholders held on July 29, 2004, the following proposals were adopted by the margins indicated.

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld
James J. Kim	155,423,759	766,585
John N. Boruch	155,422,409	767,935
Winston J. Churchill	152,510,752	3,679,592
Thomas D. George	152,986,803	3,203,541
Gregory K. Hinckley	155,863,165	327,179
Juergen Knorr	155,201,322	989,022
John B. Neff	155,409,403	780,941
James W. Zug	155,396,387	793,957

2.	To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as registered public accountants for the company for the current year. Votes totaled 155,957,026 for, 182,788 against and 50,530 abstain.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., certain of the Stockholders of Unitive, Inc., certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association. (1)

2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller. (1)

3.1	Certificate of Incorporation. (3)

3.2	Certificate of Correction to Certificate of Incorporation. (4)

3.3	Restated Bylaws. (4)

10.1	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (2)

10.2	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (2)

10.3	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s report on Form 8-K filed September 3, 2004.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed July 9, 2004.

(3)	Incorporated by reference to the Company’s Registration on Form S-1 filed October 6, 1997 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration on Form S-1 filed April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

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

     Current Report on Form 8-K dated and filed August 27, 2004 related to a press release dated August 25, 2004 announcing that Bruce Freyman, Amkor’s then President and Chief Operating Officer, resigned from Amkor and announcing that John Boruch, Vice Chairman of Amkor, was appointed President and Chief Operating Officer.

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

Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and
Duly Authorized Officer)

Date: June 6, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., certain of the Stockholders of Unitive, Inc., certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association. (1)

2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller. (1)

3.1	Certificate of Incorporation. (3)

3.2	Certificate of Correction to Certificate of Incorporation. (4)

3.3	Restated Bylaws. (4)

10.1	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (2)

10.2	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (2)

10.3	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s report on Form 8-K filed September 3, 2004.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed July 9, 2004.

(3)	Incorporated by reference to the Company’s Registration on Form S-1 filed October 6, 1997 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration on Form S-1 filed April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).