Form 10-K/A
period 2004-12-31
AMKOR TECHNOLOGY INC
filed 2005-06-06
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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
Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was approximately $834,369,470.

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 1, 2005, was as follows: 176,714,357 shares of Common Stock, $0.001 par value.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

     We are filing this amendment to our Annual Report on Form 10-K to restate our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004. We previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity). We are also filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004 to correct this error.

     Based on the Public Company Accounting Oversight Board’s definition of “material weakness,” restatement of financial statements included in prior fillings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The restatement of our consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in our internal control over financial reporting as of December 31, 2004, and that Management’s Report on Internal Control over Financial Reporting should also be restated. Accordingly, this amended filing includes a revised Management Report that reflects management’s conclusion that the Company’s internal control over financial reporting was not effective at December 31, 2004. The report of the Company’s independent registered public accounting firm was also revised to reflect their conclusion that the Company’s internal control over financial reporting was not effective at December 31, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-K, Items 6, 7, 8 and 9A of Part II, are being amended.

     No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the 2004 Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2004, including any amendments to those filings.

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

CUSTOMERS

     As of February 28, 2005, we had more than 300 customers, including many of the largest semiconductor companies in the world. The table below lists our top 50 customers in 2004 based on revenues:

AMI Semiconductor, Inc.	Motorola, Inc.
Agere Technologies, Inc.	MStar Semiconductor, Inc.
Agilent Technologies	MTEKVISION Co., Ltd.
Altera Corporation	National Semiconductor Corporation
Analog Devices, Inc.	NEC Corporation Ltd.
Atmel Corporation	Nvidia Corporation
Austria Mikro Systeme	PMC - Sierra Inc.
Broadcom Corporation	Philips Electronics
Conexant Systems Inc.	Realtek Semiconductor Corporation
Core Logic Inc.	Renesas Technology (Hitachi)
eSilicon Corp.	R.F Micro Devices
ESS Technology Inc.	Ricoh Co., Ltd.
Fairchild Semiconductor Corporation	Robert Bosch GmbH
Infineon Technologies AG	Samsung Electronics Corporation, Ltd.
Integrated Device Technology, Inc.	Sanyo Electric Co., Ltd.
Intel Corporation	Silicon Image, Inc.
International Business Machines Corporation	Silicon Laboratories Inc.
Intersil Corporation	Skyworks Solutions, Inc.
Lattice Semiconductor Corporation	Sony Semiconductor Corporation
LSI Logic Corporation	SST International Ltd
Macronix International Co., Ltd.	ST Microelectronics PTE
Maxim Integrated Circuits	Standard Microsystems
Mediatek Inc.	Texas Instruments, Inc.
Microchip Technology Inc.	Toshiba Corporation
Micronas Semiconductor Holding AG	Xilinx, Inc

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

     With the commencement of operations of Amkor Iwate and the acquisition of a packaging and test facility from Toshiba in 2001, total net revenues derived from Toshiba accounted for 11.6% and 14.7% of our consolidated net revenues for 2003 and 2002, respectively. Total net revenues derived from Toshiba were less than 10% in 2004. During 2004 Amkor’s top five customers, including Toshiba, accounted for 26% of revenue. Prior to the sale of our wafer fabrication services business to ASI in February 2003, we derived substantially all of our wafer fabrication revenues from Texas Instruments (TI), which due to our restatement, are no longer included in net revenues, but rather, as part of discontinued operations in the restated Consolidated Statements of Operations.

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

     There were approximately 233 holders of record of our common stock as of February 28, 2005.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,901,279	$1,603,768	$1,406,178	$1,336,674	$2,009,701
Cost of revenues	1,533,447	1,267,302	1,310,563	1,284,423	1,442,320

Gross profit	367,832	336,466	95,615	52,251	567,381

Operating expenses:
Selling, general and administrative	214,338	175,569	175,159	187,472	174,407
Research and development	36,707	30,167	35,918	42,450	30,793
Loss (gain) on disposal of fixed assets, net	(322)	(586)	2,496	14,515	1,355
Amortization of goodwill and other acquired intangibles (a)	6,979	8,183	6,992	84,962	63,080
Special charges (b)	920	125	291,970	—	—

Total operating expenses	258,622	213,458	512,535	329,399	269,635

Operating income (loss)	109,210	123,008	(416,920)	(277,148)	297,746

Other (income) expense:
Interest expense, net	148,902	140,281	147,497	150,626	119,840
Foreign currency (gain) loss	6,190	(3,022)	906	872	4,812
Other (income) expense, net (c)	(24,444)	31,052	(1,014)	9,852	(60)

Total other expense	130,648	168,311	147,389	161,350	124,592

Income (loss) before income taxes, equity investment losses, minority interest and discontinued operations	(21,438)	(45,303)	(564,309)	(438,498)	173,154
Equity investment losses (d,e,f)	(2)	(3,290)	(208,165)	(100,706)	(20,991)
Minority interest (g)	(904)	(4,008)	(1,932)	(1,896)	—

Income (loss) from continuing operations before income taxes	(22,344)	(52,601)	(774,406)	(541,100)	152,163

Income tax provision (benefit) (h)	15,192	(233)	60,683	(84,613)	14,362

Income (loss) from continuing operations	(37,536)	(52,368)	(835,089)	(456,487)	137,801

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	54,566	8,330	5,626	16,352

Net income (loss)	$(37,536)	$2,198	$(826,759)	$(450,861)	$154,153

Basic income (loss) per common share:
From continuing operations	$(0.21)	$(0.31)	$(5.09)	$(2.91)	$0.95
From discontinued operations	—	0.32	0.05	0.04	0.11

Net income (loss) per common share	$(0.21)	$0.01	$(5.04)	$(2.87)	$1.06

Diluted income (loss) per common share:
From continuing operations	$(0.21)	$(0.31)	$(5.09)	$(2.91)	$0.91
From discontinued operations	—	0.32	0.05	0.04	0.11

Net income (loss) per common share	$(0.21)	0.01	$(5.04)	$(2.87)	$1.02

Shares used in computing basic income (loss) per common share	175,342	167,142	164,124	157,111	145,806
Shares used in computing diluted income (loss) per common share	175,342	167,142	164,124	157,111	153,223

Other Financial Data:
Depreciation and amortization	$230,344	$219,735	$323,265	$440,591	$323,811
Capital expenditure payments related to continuing operations (restated)(i)	407,740	190,891	99,771	158,595	478,950

	December 31,
	2004	2003	2002	2001	2000
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$372,284	$313,259	$311,249	$200,057	$93,517
Working capital	346,956	337,917	163,498	139,097	62,311
Total assets	2,965,368	2,563,919	2,552,085	3,219,253	3,391,219
Total long-term debt	2,040,813	1,650,707	1,737,690	1,771,453	1,585,536
Total debt, including short-term borrowings and current portion of long-term debt	2,092,960	1,679,372	1,808,713	1,826,268	1,659,122
Stockholders’ equity	369,529	401,004	231,367	1,008,717	1,314,834

(a)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b)	During 2004, 2003 and 2002, we recorded $0.9 million, $0.1 million and $292.0 million of special charges, respectively. Special charges, in thousands, were comprised of:

	For the Year Ended December 31,
	2004	2003	2002
Corporate relocation expenses	$920	$—	$—
Lease termination and other exit costs	—	(1,886)	28,624
Contract termination fee	—	2,011	—
Impairment of long-lived assets	—	—	190,266
Impairment of goodwill	—	—	73,080

	$920	$125	$291,970

(c)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share and recorded an associated gain of $21.6 million. In 2003 we recognized a pre-tax loss of $37.8 million as a result of the early conversion of $425.0 million principal amount of our 9 1/4% senior notes due 2006, $29.5 million principal amount of our 9 1/4% senior notes due 2008, $17.0 million principal amount of our 5 3/4% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007. This loss is offset by a $7.3 million gain on the sale of our investment in an intellectual property company.

(d)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing equity method goodwill of $118.6 million associated with our investment in ASI.

(e)	During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to ASI’s market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI.

(f)	Beginning March 24, 2003, we ceased accounting for our investment in ASI under the equity method of accounting.

(g)	In 2003, 2002 and 2001, minority interest primarily reflects Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2004 minority interest primarily reflects the 40% minority ownership interest in Unitive Semiconductor Corporation, a Taiwan-based company in which we acquired a majority interest during August 2004.

(h)	During 2002, we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

(i)	See Note 1 to the consolidated financial statements included within Part II, Item 8 of this report

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

2004 Restatement

     The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated; see Note 1 to the consolidated financial statements included within Part II, Item 8 of this report. We previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including net income (loss), earnings (loss) per share or our stockholders’ equity).

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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$453,254	$490,843	$492,536	$464,646	$458,906	$423,784	$377,947	$343,131
Cost of revenues	379,812	403,076	397,761	352,798	344,685	322,369	303,686	296,562

Gross profit	73,442	87,767	94,775	111,848	114,221	101,415	74,261	46,569

Operating expenses:
Selling, general and administrative	54,845	53,236	54,079	52,178	46,963	43,977	43,206	41,423
Research and development	9,166	8,664	9,900	8,977	7,491	7,882	7,185	7,609
Loss (gain) on disposal of assets, net	168	(292)	(206)	8	284	(148)	(791)	69
Amortization of goodwill and other acquired intangibles	1,947	1,867	1,837	1,328	2,080	2,035	2,038	2,030
Special charges	(580)	—	—	1,500	125	—	—	—

Total operating expenses	65,546	63,475	65,610	63,991	56,943	53,746	51,638	51,131

Operating income (loss)	7,896	24,292	29,165	47,857	57,278	47,669	22,623	(4,562)
Other expense, net	42,800	39,044	13,650	35,154	27,192	36,998	67,955	36,166

Income (loss) before income taxes, equity investment gain (loss), minority interest and discontinued operations	(34,904)	(14,752)	15,515	12,703	30,086	10,671	(45,332)	(40,728)
Equity investment gain (loss)	(4)	12	(10)	—	265	—	73	(3,628)
Minority interest	717	(1,266)	3	(358)	(1,873)	(1,809)	(475)	149

Income (loss) from continuing operations before income taxes	(34,191)	(16,006)	15,508	12,345	28,478	8,862	(45,734)	(44,207)

Provision for income taxes (benefit)	1,901	6,328	5,528	1,435	5,839	(6,908)	5,013	(4,177)

Income (loss) from continuing operations	(36,092)	(22,334)	9,980	10,910	22,639	15,770	(50,747)	(40,030)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	—	—	—	—	54,566

Net income (loss)	$(36,092)	$(22,334)	$9,980	$10,910	$22,639$	15,770$	(50,747)	$14,536

Basic and diluted income (loss) per common share:
from continuing operations	$(0.21)	$(0.13)	$0.06	$0.06	$0.13	$0.09	$(0.31)	$(0.24)
from discontinued operations	—	—	—	—	—	—	—	0.33
Net income (loss) per common share	$(0.21)	$(0.13)	$0.06	$0.06	$0.13	$.0.09	$(0.31)	$0.09

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.8	82.1	80.8	75.9	75.1	76.1	80.4	86.4

Gross profit	16.2	17.9	19.2	24.1	24.9	23.9	19.6	13.6

Operating expenses:
Selling, general and administrative	12.1	10.8	11.0	11.3	10.3	10.4	11.4	12.1
Research and development	2.0	1.8	2.0	1.9	1.6	1.8	1.9	2.2
Loss (gain) on disposal of assets, net	—	(0.1)	(0.1)	—	—	—	(0.2)	—
Amortization of goodwill and other acquired intangibles	0.4	0.4	0.4	0.3	0.5	0.5	0.5	0.6
Special charges	—	—	—	0.3	—	—	—	—

Total operating expenses	14.5	12.9	13.3	13.8	12.4	12.7	13.6	14.9

Operating income (loss)	1.7	5.0	5.9	10.3	12.5	11.2	6.0	(1.3)
Other expense, net	9.4	8.0	2.7	7.6	5.9	8.7	18.0	10.5
Income (loss) before income taxes, equity investment gain (loss), minority interest and discontinued operations	(7.7)	(3.0)	3.2	2.7	6.6	2.5	(12.0)	(11.8)
Equity investment gain (loss)	—	—	—	—	—	—	—	(1.1)
Minority interest	0.2	(0.3)	—	(0.1)	(0.4)	(0.4)	(0.1)	—

Income (loss) from continuing operations before income taxes	(7.5)	(3.3)	3.2	2.6	6.2	2.1	(12.1)	(12.9)

Provision for income taxes (benefit)	0.4	1.3	1.2	0.3	1.3	(1.6)	1.3	(1.2)

Income (loss) from continuing operations	(7.9)	(4.6)	2.0	2.3	4.9	3.7	(13.4)	(11.7)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	—	—	—	—	15.9

Net income (loss)	(7.9)%	(4.6)%	2.0%	2.3%	4.9%	3.7%	(13.4)%	4.2%

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

     Cash flows

     Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2004 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(In thousands)
Operating activities from continuing operations	$218,628	$136,733	$117,842
Investing activities from continuing operations	(395,708)	(127,483)	(59,232)
Financing activities from continuing operations	235,175	(22,012)	(11,382)
Discontinued operations	111	13,284	62,631

     Cash flows from continuing operating activities: Our 2004 cash flows from continuing operating activities increased $81.9 million to $218.6 million in 2004, from $136.7 million in 2003. Our cash flows from continuing operating activities increased as a result of our improved operating performance, primarily driven by revenue increases, partially offset by our increased needs for working capital.

     The primary contributors to operating cash flows from continuing operations in 2004 were $193.7 million of cash flows provided by continuing operations (adjusted for non-cash and non-operating items), a decrease in accounts receivable of $53.6 million (primarily due to the timing of a Japanese holiday occurring at the end of the prior year which then impeded cash collections), an increase in other long-term liabilities of $26.3 million (primarily due to an increase in our Korean severance liability), and a $9.6 million increase in accrued expenses. These sources were primarily offset by a $30.0 million decrease in accounts payable and a $32.1 million increase in inventory levels.

     Cash flows from continuing investing activities: Our 2004 cash flows used in continuing investing activities increased by $268.2 million over the prior year, to $395.7 million, primarily due to a $216.8 million increase in capital expenditures from $190.9 million in 2003 to $407.7 million in 2004. In addition to cash used for capital expenditures, we paid $63.6 million in cash during 2004 related to business acquisitions, as discussed below. These cash outflows were offset by an increase of proceeds from our net sales of investments and sales of fixed assets of $10.2 million.

     The following business acquisitions, which are more fully discussed below under Capital Additions and Acquisitions, occurred during 2004:

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

Capital Additions and Contractual Obligations

     We have estimated first quarter capital additions of $50 million and 2005 capital additions in the range of $250 million and $300 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. The following table reconciles our payments for property, plant and equipment as presented on the consolidated statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Payments for property, plant, and equipment	$407,740	$190,891	$99,771

Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses	(2,014)	39,613	(4,667)

Property, plant and equipment additions	$405,726	$230,504	$95,104

     A summary of our contractual obligations as of December 31, 2004 are as follows:

		Payment Due by Year Ending December 31,
			2006 -	2008 -	After
	Total	2005	2007	2009	2010
			(In thousands)
Total debt, including capital leases	$2,092,960	$52,148	$391,812	$674,658	$974,342
Purchase obligations (1)	110,976	110,976	—	—	—
Operating lease obligations	122,768	13,747	20,804	14,416	73,801
Other long-term obligations (2)	—	—	—	—	—

Total contractual obligations (3)	$2,326,704	$176,871	$412,616	$689,074	$1,048,143

(1)	Includes $62.1 million of capital-related purchase obligations.

(2)	Our other noncurrent liabilities as of December 31, 2004 were $109.3 million. These other noncurrent liabilities included $102.9 million related to pension and severance obligations, which are not included in the above chart due to the lack of contractual certainty as to the timing of payment.

(3)	Included in accrued expenses at December 31, 2004, and not included above, is the payment withheld from Citizen Watch Co., Ltd. of 1.4 billion yen ($13.6 million based on the spot exchange rate at December 31, 2004). Refer to discussion under Our 2002 Acquisitions.

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

Capital Additions — We Believe We Need To Make Substantial Capital Additions, Which May Adversely Affect Our Business.

     We believe that our business requires us to incur significant capital additions in order to address what we believe is an overall trend in outsourcing of assembly and test. We have estimated 2005 capital additions of approximately $250 million and $300 million. These estimates are subject to revision on a periodic basis and will change dependent upon business conditions and the need for additional capacity to service customer demand. Ultimately, the amount of 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. Our capital additions requirements may strain our cash and short-term asset balances, and we expect that the depreciation expenses and, to a lesser extent, factory operating expenses associated with our capital additions to increase production capacity, will put downward pressure on our near-term gross margin. In addition, there can be no assurance that we will be able to recover these additions with future revenue.

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

     We are currently a party to various legal proceedings, including those described in Item 3. Legal Proceedings in this Annual Report on Form 10-K. As more fully described therein, recently we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. While we have filed cross-claims for indemnification against Sumitomo Bakelite Co., Ltd., the manufacturer of the allegedly defective epoxy mold compound, should the epoxy mold compound be found to be defective, we cannot be certain that we will be able to recover any amount from Sumitomo Bakelite Co., Ltd. if we are held liable in these matters, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to these will not be made against us by other customers in the future. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any or all of the various legal proceedings, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. The estimate of the potential impact from these legal proceedings on our financial position or results of operations could change in the future.

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

To the Board of Directors and Shareholders of Amkor Technology, Inc.:

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

Consolidated financial statements and financial statement schedule

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the combined financial statements of Amkor Technology Phillipines, Inc (formerly Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc.), a wholly owned subsidiary, collectively referred to herein as ATP, which combined financial statements reflect operating expenses of 14% for the related consolidated total operating expenses for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ATP, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements to correct the misclassification of capital expenditures in the consolidated statement of cash flows.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the preparation and review of the Company’s consolidated statement of cash flows, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, management has concluded that Amkor did not maintain effective controls over the preparation and review of the Company’s consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the balance sheet date. Thus capital expenditures were erroneously reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This caused a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2004, 2003 and 2002 and for the interim periods in 2004 and 2003. Additionally, subsequent to filing the first quarter 2005 condensed consolidated financial statements, the Company found an error in the consolidated statement of cash flows related to this control deficiency, which will result in the restatement of the first quarter 2005 financial statements. Further, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Financial Over Reporting, management has excluded Unitive Inc. and Unitive Semiconductor Taiwan Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have also excluded Unitive Inc. and Unitive Semiconductor Taiwan Corporation from our audit of internal control over financial reporting. Unitive Inc. is a wholly-owned subsidiary and Unitive Semiconductor Taiwan Corporation is a 60% owned subsidiary, whose combined total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 1 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Amkor Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

March 29, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the fifth and sixth paragraphs of Management’s Report on Internal Control Over Financial Reporting, as to which the date is June 6, 2005

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

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (restated)

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(37,536)	$(52,368)	$(835,089)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities—
Depreciation and amortization	230,344	219,735	323,265
Amortization of deferred debt issuance costs	12,396	18,540	8,251
Provision for accounts receivable	(161)	—	500
Provision for excess and obsolete inventory	14,841	4,463	5,841
Deferred income taxes	(3,603)	7,895	72,719
Equity in loss of investees	2	3,290	33,865
Loss (gain) on disposal of fixed assets, net	(3,721)	(586)	2,496
Other (gains) losses on investments, net	(21,581)	(4,019)	174,300
Loss on debt redemption premium payments	1,687	24,148	—
Asset impairment charges and facility closure costs	—	(1,886)	284,602
Minority interest	904	4,008	1,932
Changes in assets and liabilities excluding effects of acquisitions—
Accounts receivable	53,779	(74,619)	(37,494)
Other receivables	420	4,035	719
Inventories	(32,084)	(23,825)	218
Other current assets	1,985	(2,335)	(2,210)
Other non-current assets	(5,135)	12,374	19,433
Accounts payable	(29,731)	(906)	33,509
Accrued expenses	9,565	(14,194)	22,560
Other long-term liabilities	26,257	12,983	8,425

Net cash provided by operating activities	218,628	136,733	117,842

Cash flows from continuing investing activities:
Purchases of property, plant and equipment	(407,740)	(190,891)	(99,771)
Acquisitions, net of cash acquired	(63,613)	(2,505)	(18,459)
Proceeds from the sale of property, plant and equipment	7,609	4,001	2,870
Proceeds from disposition of equity investment	—	—	58,139
Proceeds from the sale of investments	49,409	56,595	—
Purchase of investments	—	(13,765)	(2,011)
Proceeds from note receivable	18,627	18,253	—
Other	—	829	—

Net cash used in investing activities	(395,708)	(127,483)	(59,232)

Cash flows from continuing financing activities:
Change in bank overdrafts and short-term borrowings	1,115	(16,414)	6,860
Net proceeds from issuance of long-term debt	534,486	584,423	—
Payments on long-term debt, including redemption premium payment	(185,242)	(739,854)	(30,119)
Payments on notes payable	(121,600)	—	—
Net proceeds from the issuance of common stock	—	133,466	—
Proceeds from issuance of stock through employee stock purchase plan and stock options	6,416	13,480	11,488
Payments on receivable from stockholders	—	2,887	389

Net cash provided by (used in) financing activities	235,175	(22,012)	(11,382)

Effect of exchange rate fluctuations on cash and cash equivalents Related to continuing operations	819	1,488	1,333

Cash flows from discontinued operations:
Net cash provided by operating activities	111	10,872	63,302
Net cash provided by investing activities	—	2,412	—
Net cash used in financing activities	—	—	(671)

Net cash provided by discontinued operations	111	13,284	62,631

Net increase in cash and cash equivalents	59,025	2,010	111,192
Cash and cash equivalents, beginning of period	313,259	311,249	200,057

Cash and cash equivalents, end of period	$372,284	$313,259	$311,249

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$136,957	$147,188	$142,299
Income taxes	$23,800	$7,839	$(845)

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries (“Amkor”). The consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. As discussed further below, we elected early adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” on July 1, 2003. Accordingly, our investments in variable interest entities in which we are the primary beneficiary are consolidated. Our investments in variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current presentation.

2004 Restatement

     The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated. We previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, “Statement of Cash Flows”. This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact our previously reported balance sheets or statements of operations (including our net income (loss), earnings (loss) per share or our stockholders’ equity).

     The following table sets forth the effects of the restatement on certain line items within our previously reported statement of cash flows:

	Previously		As
	Reported	Adjustments	Restated
	(in thousands)
Year ended December 31, 2004
Changes in accounts payable	($34,007)	$4,276	($29,731)
Changes in accrued expenses	11,827	(2,262)	9,565
Net cash provided by operating activities	216,614	2,014	218,628
Payments for property, plant and equipment	(405,726)	(2,014)	(407,740)
Net cash used in investing activities	(393,694)	(2,014)	(395,708)

Year ended December 31, 2003
Changes in accounts payable	38,707	(39,613)	(906)
Net cash provided by operating activities	176,346	(39,613)	136,733
Payments for property, plant and equipment	(230,504)	39,613	(190,891)
Net cash used in investing activities	(167,096)	39,613	(127,483)

Year ended December 31, 2002
Changes in accounts payable	28,842	4,667	33,509
Net cash provided by operating activities	113,175	4,667	117,842
Payments for property, plant and equipment	(95,104)	(4,667)	(99,771)
Net cash used in investing activities	(54,565)	(4,667)	(59,232)

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

     We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of December 31, 2004, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our consolidated balance sheet were $23.8 million and $0.6 million (which excludes an inter-company payable of $20.8 million which eliminates during consolidation), respectively. There was no net effect to our consolidated statements of operations as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our historical consolidated statements of operations. In addition, the consolidation of Philippine realty companies was treated as a non-cash transaction. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor Technology, Inc., the primary beneficiary of these variable interest entities.

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

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

     The following table reconciles our payments for property, plant and equipment as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Payments for property, plant, and equipment	$407,740	$190,891	$99,771

Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses	(2,014)	39,613	(4,667)

Property, plant and equipment additions	$405,726	$230,504	$95,104

11. Acquired Intangibles

     Acquired intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	$68,391	$(31,767)	$36,624
Customer relationship and supply agreement	8,858	(934)	7,924

	$77,249	$(32,701)	$44,548

Acquired intangibles as of December 31, 2003 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	62,899	(25,169)	37,730

	$62,899	$(25,169)	$37,730

     Amortization expense was $6.7 million, $8.2 million and $7.3 million in 2004, 2003 and 2002, respectively. The estimated annual amortization expense for 2005, 2006, 2007, 2008 and 2009 is $8.2 million, $8.2 million, $8.2 million, $8.2 million and $3.3 million, respectively. The weighted average amortization period for the patents and technology rights is 8.8 years. The weighted average amortization period for all acquired intangible assets is 8.5 years.

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

	December 31,
	2004	2003
	(In thousands)
Balance at the beginning of year	$66,939	$52,346
Provision of severance benefits	20,130	24,010
Severance payments	(5,133)	(9,229)
(Gain)/loss on foreign currency translation	11,564	(188)

	93,500	66,939
Payments remaining with the Korean National Pension Fund	(1,521)	(1,424)

Balance at the end of year	$91,979	$65,515

The estimated future benefit payments related to our Korean severance are as follows:

2005	$954
2006	1,890
2007	451
2008	1,189
2009	271
2010 to 2014	11,581

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

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,273	$20,732	$20,904
Service cost	4,841	4,228	2,731
Interest cost	1,683	1,488	1,730
Effect of curtailment	—	—	(2,148)
Benefits paid	(491)	(448)	(203)
Actuarial (gain)/loss	2,185	(1,028)	(1,486)
Acquisition of UST	664	—	—
Foreign exchange gain	(50)	(699)	(796)

Projected benefit obligation at end of year	33,105	24,273	20,732

Change in plan assets:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Fair value of plan assets at beginning of year	15,032	9,548	11,425
Actual return (loss) on plan assets	(683)	2,529	(192)
Effect of curtailment	—	—	(1,500)
Employer contributions	3,172	3,744	416
Benefits paid	(435)	(448)	(203)
Acquisition	191	—	—
Foreign exchange gain/(loss)	16	(341)	(398)

Fair value of plan assets at end of year	17,293	15,032	9,548

Reconciliation of funded status:
Funded status	(15,812)	(9,241)	(11,184)
Unrecognized transition obligation	358	381	459
Unrecognized prior service cost	1,136	714	—
Unrecognized actuarial gain/(loss)	3,337	(579)	2,287

Net amount recognized at year end	$(10,981)	$(8,725)	$(8,438)

	December 31,
	2004	2003	2002
		(In thousands)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$190	$476
Accrued benefit liability	(11,585)	(9,541)	(8,914)
Intangible asset	604	626	—

Net amount recognized at year end	$(10,981)	$(8,725)	$(8,438)

Projected benefit obligation	$33,105	$24,273	$20,732
Accumulated benefit obligation	17,422	12,603	7,927
Fair value of plan assets	17,293	15,032	9,548
Minimum liability	604	1,024	—

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$4,841	$4,228	$2,731
Interest cost	1,683	1,488	1,730
Expected return on plan assets	(973)	(2,539)	225
Amortization of transitional obligation	60	61	61
Amortization of prior service cost	82	—	—
Recognized actuarial (gain)/loss	5	1,787	(1,195)

Net periodic pension cost	$5,698	$5,025	$3,552

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	7.2%	7.5%	9.4%
Discount rate for determining benefit obligations at year end	6.3	7.2	7.5
Rate of compensation increase for determining net periodic pension cost	6.4	6.6	8.4
Rate of compensation increase for determining benefit obligations at year end	6.2	6.4	6.6
Expected rate of return on plan assets for determining net periodic pension cost	6.3	7.2	7.1

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

23. Subsidiary Guarantors

     Our payment obligations under the senior notes and senior subordinated notes (see Note 14) of $1,343.9 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. Presented below is condensed consolidating financial information for the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us. The condensed consolidating statements of cash flows presented below have been restated. See Note 1 for further discussion.

	Condensed Consolidating Balance Sheet
	December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable	125,927	30,835	112,733	—	269,495
Inventories	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986

Intercompany	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Investments	776,393	357,360	860,960	(1,980,951)	13,762
Goodwill	37,188	24,280	594,584	—	656,052
Other assets	84,436	6,888	37,848	—	129,172

Total assets	$2,586,948	$704,027	$1,655,344	$(1,980,951)	$2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	$14,965	$965	$36,217	$—	$52,147
Other current liabilities	177,339	32,680	176,864	—	386,883

Total current liabilities	192,304	33,645	213,081	—	439,030

Long-term debt	2,024,244	—	16,569	—	2,040,813
Other noncurrent liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,419	43,952	327,789	—	2,589,160

Minority interest	—	—	6,679	—	6,679
Total stockholders equity	369,529	660,075	1,320,876	(1,980,951)	369,529

Total liabilities and stockholders equity	$2,586,948	$704,027	$1,655,344	$(1,980,951)	$2,965,368

23. Subsidiary Guarantors - (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$203,840	$26,190	$83,229	$—	$313,259
Accounts receivable	120,436	48,667	145,406	—	314,509
Inventories	66,306	6,849	19,284	—	92,439
Other current assets	3,261	2,101	44,244	—	49,606

Total current assets	393,843	83,807	292,163	—	769,813

Intercompany	913,990	(89,374)	(824,616)	—	—
Property, plant and equipment, net	59,659	278,469	669,520	—	1,007,648
Investments	736,323	389,609	806,994	(1,881,745)	51,181
Goodwill	37,188	16,464	576,198	—	629,850
Other assets	70,304	4,014	31,109	—	105,427

Total assets	$2,211,307	$682,989	$1,551,368	$(1,881,745)	$2,563,919

Current liabilities:
Short term borrowings and current portion of long-term debt	$1,752	$—	$26,913	$—	$28,665
Other current liabilities	165,418	42,051	195,762	—	403,231

Total current liabilities	167,170	42,051	222,675	—	431,896

Long-term debt	1,641,947	—	8,760	—	1,650,707
Other noncurrent liabilities	1,186	10,400	67,388	—	78,974

Total liabilities	1,810,303	52,451	298,823	—	2,161,577

Minority interest	—	—	1,338	—	1,338
Total stockholders equity	401,004	630,538	1,251,207	(1,881,745)	401,004

Total liabilities and stockholders equity	$2,211,307	$682,989	$1,551,368	$(1,881,745)	$2,563,919

23. Subsidiary Guarantors - (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$1,255,720	$488,133	$954,326	$(796,900)	$1,901,279
Cost of revenues	1,110,029	382,476	829,042	(788,100)	1,533,447

Gross profit	145,691	105,657	125,284	(8,800)	367,832

Operating expenses:
Selling, general and administrative	114,353	44,058	65,647	(8,800)	215,258
Research and development	5,626	6,912	24,169	—	36,707
Loss (gain) on disposal of fixed assets, net	(51)	—	(271)	—	(322)
Amortization of acquired intangibles	3,066	171	3,742	—	6,979

Total operating expenses	122,994	51,141	93,287	(8,800)	258,622

Operating income	22,697	54,516	31,997		109,210

Other (income) expense:
Interest expense, net	90,352	2,974	55,576	—	148,902
Foreign currency (gain) loss	(3,285)	(70)	9,545	—	6,190
Other (income) expense, net	(21,687)	1,315	(4,072)	—	(24,444)

Total other expense	65,380	4,219	61,049	—	130,648

Income (loss) before income taxes, equity investment earnings (losses) and minority interest	(42,683)	50,297	(29,052)	—	(21,438)
Equity investment earnings (losses)	10,684	(38,124)	45,151	(17,713)	(2)
Minority interest	—	—	(904)	—	(904)

Income (loss) before income taxes	(31,999)	12,173	15,195	(17,713)	(22,344)
Provision for income taxes (benefit)	5,537	8,271	1,384	—	15,192

Net income (loss)	$(37,536)	$3,902	$13,811	$(17,713)	$(37,536)

23. Subsidiary Guarantors - (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$1,061,269	$462,100	$893,759	$(813,360)	$1,603,768
Cost of revenues	933,242	395,072	739,365	(800,377)	1,267,302

Gross profit	128,027	67,028	154,394	(12,983)	336,466

Operating expenses:
Selling, general and administrative	102,211	28,331	58,135	(12,983)	175,694
Research and development	8,763	4,846	16,558	—	30,167
Loss (gain) on disposal of fixed assets, net	(600)	(480)	494	—	(586)
Amortization of acquired intangibles	2,973	—	5,210	—	8,183

Total operating expenses	113,347	32,697	80,398	(12,983)	213,458

Operating income (loss)	14,680	34,331	73,997	—	123,008

Other (income) expense:
Interest expense, net	86,474	2,474	51,333	—	140,281
Foreign currency (gain) loss	(3,380)	(521)	880	—	(3,022)
Other (income) expense, net	30,440	1,124	(512)	—	31,052

Total other expense	113,534	3,076	51,701	—	168,311

Income (loss) before income taxes, equity investment earnings (losses), minority interest and discontinued operations	(98,853)	31,254	22,296	—	(45,303)
Equity investment earnings (losses)	26,043	3,149	24,301	(56,783)	(3,290)
Minority interest	—	—	(4,008)	—	(4,008)

Income (loss) from continuing operations before income taxes	(72,810)	34,403	42,589	(56,783)	(52,601)
Provision for income taxes (benefit)	(20,442)	10,728	9,481		(233)

Income (loss) from continuing operations	(52,368)	23,675	33,108	(56,783)	(52,368)
Income from discontinued operations, net of tax	54,566	—	—	—	54,566

Net income (loss)	$2,198	$23,675	$33,108	$(56,783)	$2,198

23. Subsidiary Guarantors - (continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2002
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$959,143	$422,339	$816,956	$(792,260)	$1,406,178
Cost of revenues	924,565	437,376	730,190	(781,568)	1,310,563

Gross profit	34,579	(15,037)	86,766	(10,692)	95,615

Operating expenses:

Selling, general and administrative	99,205	31,921	54,725	(10,692)	175,159
Research and development	8,616	7,911	19,391	—	35,918
Loss (gain) on disposal of fixed assets, net	895	(86)	1,687	—	2,496
Amortization of acquired intangibles	2,034	—	4,958	—	6,992
Special charges	17,606	71,186	203,178	—	291,970

Total operating expenses	128,355	110,932	283,939	(10,692)	512,535

Operating income (loss)	(93,778)	(125,969)	(197,173)	—	(416,920)

Other (income) expense:
Interest expense, net	83,550	5,476	58,471	—	147,497
Foreign currency (gain) loss	(2,833)	(565)	4,304	—	906
Other (income) expense, net	(410)	3,338	(3,942)	—	(1,014)

Total other expense	80,307	8,249	58,833	—	147,389

Income (loss) before income taxes, equity investment earnings (losses), minority interest and discontinued operations	(174,085)	(134,218)	(256,007)	—	(564,309)
Equity investment earnings (losses)	(622,069)	(251,156)	(143,889)	808,949	(208,165)
Minority interest	—	—	(1,932)	—	(1,932)

Income (loss) from continuing operations before income taxes	(796,153)	(385,374)	(401,828)	808,949	(774,406)
Provision for income taxes (benefit)	38,936	5,881	15,866	—	60,683

Income (loss) from continuing operations	(835,089)	(391,255)	(417,694)	808,949	(835,089)
Income from discontinued operations, net of tax	8,330	—	—	—	8,330

Net income (loss)	$(826,759)	$(391,255)	$(417,694)	$808,949	$(826,759)

23. Subsidiary Guarantors - (continued)

	Condensed Consolidating Statement of Cash Flows (restated)
	Year Ended December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities *	$(98,415)	$125,661	$191,382	$—	$218,628

Cash flows from continuing investing activities:
Purchases of plant, property and equipment *	(12,336)	(130,303)	(265,101)	—	(407,740)
Acquisitions, net of cash acquired	(45,283)	—	(18,330)	—	(63,613)
Proceeds from the sales of investments	49,409	—		—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(188,190)	2,190	515	193,094	7,609

Net cash used in investing activities *	(196,400)	(128,113)	(264,289)	193,094	(395,708)

Cash flows from continuing financing activities:
Net change in bank overdraft, short-term Borrowings and notes payable	(10,590)	—	(109,895)	—	(120,485)
Net proceeds from issuance of long-term debt	533,037	—	1,449	—	534,486
Payments of long-term debt, including redemption premium payment	(170,464)	(4,712)	(10,066)	—	(185,242)
Other financing activities	6,416	7,191	185,903	(193,094)	6,416

Net cash provided by financing activities	358,399	2,479	67,391	(193,094)	235,175

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	157	—	662	—	819

Cash flows provided by discontinued operations	111	—	—	—	111

Net increase in cash and cash equivalents	63,852	27	(4,854)	—	59,025
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$267,692	$26,217	$78,375	$—	$372,284

*	See Note 1 to the consolidated financial statements

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows (restated)
	Year Ended December 31, 2003
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities *	$(106,830)	$101,265	$142,298	$—	$136,733

Cash flows from continuing investing activities:
Purchases of plant, property and equipment *	(4,934)	(41,198)	(144,759)	—	(190,891)
Acquisitions, net of cash acquired			(2,505)	—	(2,505)
Proceeds from the sales of investments	55,879	—	716	—	56,595
Purchase of investments	(13,765)	—	—	—	(13,765)
Proceeds from note receivable	—	—	18,253	—	18,253
Other investing activities	40,635	(583)	5,199	(40,421)	4,830

Net cash used in investing activities *	77,815	(41,781)	(123,096)	(40,421)	(127,483)

Cash flows from continuing financing activities:
Net change in bank overdraft and short-term borrowings	(1,943)	—	(14,471)	—	(16,414)
Net proceeds from issuance of long-term debt	584,423	—	—	—	584,423
Payments of long-term debt, including redemption premium payment	(706,431)	—	(33,423)	—	(739,854)
Net proceeds from issuance of common stock	133,466	—	—	—	133,466
Other financing activities	16,367	(78,879)	38,458	40,421	16,367

Net cash used in financing activities	25,882	(78,879)	(9,436)	40,421	(22,012)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,488	—	1,488

Cash flows provided by discontinued operations	13,284	—	—	—	13,284

Net increase in cash and cash equivalents	10,151	(19,395)	11,254	—	2,010
Cash and cash equivalents, beginning of period	193,689	45,585	71,975	—	311,249

Cash and cash equivalents, end of period	$203,840	$26,190	$83,229	$—	$313,259

*	See Note 1 to the consolidated financial statements

23. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows (restated)
	Year Ended December 31, 2002
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities *	$(84,573)	$23,766	$178,649	$—	$117,842

Cash flows from continuing investing activities:
Purchases of plant, property and equipment *	(13,122)	(24,001)	(62,648)	—	(99,771)
Acquisitions, net of cash acquired	(5,727)	—	(12,732)	—	(18,459)
Proceeds from disposition of equity investment	58,139	—	—	—	58,139
Other investing activities	85,910	18,581	(19,046)	(84,586)	859

Net cash used in investing activities *	125,200	(5,420)	(94,426)	(84,586)	(59,232)

Cash flows from continuing financing activities:
Net change in bank overdraft and short-term borrowings	188	—	6,672	—	6,860
Payments of long-term debt, including redemption premium payment	(645)	—	(29,474)	—	(30,119)
Other financing activities	11,877	(3,544)	(81,042)	84,586	11,877

Net cash used in financing activities	11,420	(3,544)	(103,844)	84,586	(11,382)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,333	—	1,333

Cash flows provided by discontinued operations	62,631	—	—	—	62,631

Net increase in cash and cash equivalents	114,678	14,802	(18,288)	—	111,192
Cash and cash equivalents, beginning of period	79,011	30,783	90,263	—	200,057

Cash and cash equivalents, end of period	$193,689	$45,585	$71,975	$—	$311,249

*	See Note 1 to the consolidated financial statements

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective September 30, 2003, SyCip Gorres Velayo & Co. (“SGV”), a member practice of Ernst & Young Global, was replaced as external auditors of our wholly owned subsidiary, Amkor Technology Philippines, Inc. (“ATP”). SGV became a member practice of Ernst & Young Global beginning September 1, 2002. SGV was a member firm of Arthur Andersen at the time it provided its report on the combined financial statements of Amkor Technology Philippines (P1/P2), Inc. and Amkor Technology Philippines (P3/P4), Inc., which were the predecessor entities of ATP. PricewaterhouseCoopers LLP, our principal accountant, relied in its report on our consolidated financial statements on SGV’s report on the financial statements of ATP as of and for the year ended December 31, 2002 and on SGV’s report on the combined financial statements of ATP’s predecessor entities as of and for the fiscal years ended December 31, 2001 and 2000. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has expanded the scope of its services to include the audit of ATP for the years ending December 31, 2004 and 2003, thereby replacing SGV. The Audit Committee of our board of directors approved this replacement.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     During the fourth quarter of 2004, Amkor’s management, including the principal executive officer and principal financial officer, evaluated Amkor’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) . These disclosure controls and procedures have been designed to ensure that (a) information required to be disclosed in Amkor’s reports under the the Exchange Act, including information related to its consolidated subsidiaries, is made known to Amkor’s management, including these officers, by other employees of Amkor and its subsidiaries, as appropriate, to allow timely decisions regarding required disclosures and (b) this information is recorded, processed, summarized, evaluated and reported within the time periods specified in the SEC’s rules and forms.

     In connection with the restatement described in Note 1 to Amkor’s consolidated financial statements, Amkor’s management determined that there was a material weakness in Amkor’s internal control over financial reporting as of December 31, 2004, as more fully described below in "Management’s Report on Internal Control Over Financial Reporting.” Based on this evaluation and because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting (as restated)

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

     Management conducted an assessment of the effectiveness of Amkor’s internal control over financial reporting as of December 31, 2004, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Subsequent to filing the Annual Report on Form 10-K for the year ended December 31, 2004, management became aware of a misstatement in our consolidated statements of cash flows as described in Note 1 to the consolidated financial statements included in this Form 10-K/A. As a result of this misstatement, management, after consultation with the Audit Committee, determined that the audited financial statements included in Amkor’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2004 should be restated to correct this misstatement.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of December 31, 2004, Amkor did not maintain effective controls over the preparation and review of our consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2003 and 2004 and the first quarter of 2005. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

     Management previously concluded that Amkor maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of Amkor’s consolidated financial statements described in Note 1 to Amkor’s consolidated financial statements, management has determined the material weakness described above existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting. Because of this material weakness, management has concluded Amkor did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

     Management’s assessment of the effectiveness of Amkor’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 52.

Changes in Internal Control Over Financial Reporting

     There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Amkor’s internal control over financial reporting.

     In an effort to remediate the material weakness in Amkor’s internal control over financial reporting described above, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

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

     James J. Kim. James J. Kim, 69, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor, Amkor Electronics, Inc., in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of Electronics Boutique Holdings Corp., an electronics retail chain. Mr. James Kim is the brother of Jooho Kim, our Executive Vice President of Corporate Strategy.

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

     Michael J. Lamble. Michael J. Lamble, 49, has served as our Corporate Vice President of Worldwide Sales since August 2002. Beginning in September 1997, Mr. Lamble was our Senior Vice President of Sales. Mr. Lamble joined Amkor in December 1992. Prior to joining Amkor, Mr. Lamble was the Vice President and General Manager for the Materials Division at Heraeus Incorporated, a manufacturer of electronics products, responsible for U.S. manufacturing and sales from 1988 to 1992. Prior to 1988, Mr. Lamble headed US Sales & Marketing for Mitsui High-Tech, a producer of leadframes, interconnect assembly and precision tooling. Mr. Lamble earned a B.S. in Business from Santa Clara University.

     Winston J. Churchill. Winston J. Churchill, 64, has been a director of Amkor since July 1998. Mr. Churchill is a managing general partner of SCP Private Equity Partners, which manages private equity funds for institutional investors. Mr. Churchill is also Chairman of CIP Capital Management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Auxilium Pharmaceuticals, Inc., Griffin Land and Nurseries, Inc., Innovative Solutions and Support, Inc. and of various SCP portfolio companies. In addition, he serves as a director of a number of charities and as trustee of educational institutions including Fordham University, Georgetown University, the Gesu School and the Young Scholars Charter School. From 1989 to 1993, Mr. Churchill served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System.

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

     Item 11. Executive Compensation

Summary Compensation. The following table sets forth compensation earned during each of the three years in the period ending 2004 by our Chief Executive Officer and our five other most highly compensated employees, which includes all of our executive officers as of December 31, 2004:

Summary Compensation Table

				Long-Term
				Compensation
		Annual		Securities
		Compensation		Underlying	All Other
Name	Year	Salary	Bonus(1)	Options(2)	Compensation(3)(4)
James J. Kim	2004	$826,667	$—	60,000	$$11,985
Chief Executive Officer	2003	$790,000	$2,150,000	1,000,000	$9,970
and Chairman	2002	$790,000	$—	250,000	$8,922
John N. Boruch	2004	$607,500	$—	60,000	$13,076
President, Chief Operating Officer	2003	$580,000	$580,000	1,125,000	$10,677
and Director	2002	$580,000	$—	225,000	$9,794
Kenneth T. Joyce	2004	$293,333	$—	45,000	$9,992
Executive Vice President and Chief	2003	$273,923	$200,000	250,000	$9,834
Financial Officer	2002	$235,000	$—	70,000	$8,754
Oleg Khaykin	2004	$269,231	$—	50,000	$5,606
Executive Vice President,	2003	$165,000	$75,000	—	$234
Corporate Development	2002	$—	$—	—	$—
Jooho Kim	2004	$264,616	$—	150,000	$12,830
Executive Vice President of	2003	$200,000	$75,000	—	$6,468
Corporate Strategy	2002	$200,000	$—	—	$6,468
Michael J. Lamble	2004	$288,750	$—	25,000	$16,304
Corporate Vice President,	2003	$275,000	$125,000	260,000	$17,883
Worldwide Sales	2002	$257,692	$—	50,000	$6,468

(1)	Bonus amounts include incentive compensation earned in the year indicated but that were approved by our board of directors and paid in the following year. Payments under the Employee Profit Sharing Plan are for the year indicated and related to the prior year’s results. No incentive compensation was earned in 2004 or 2002. 2003 bonus amounts were paid in 2004.

(2)	Long-term compensation represents stock options issued under the 1998 Stock Plan during the year.

(3)	All other compensation for all of the named executives includes $6,000 paid to each executive’s 401(k) plan in each year; except Oleg Khaykin who was paid $2,798 in 2004. Mr. Khaykin began his employment with Amkor in May 2003 and was not eligible for the 401(k) matching company contribution in that year.

(4)	All other compensation includes a reimbursement for vehicle expenses and a $468 premium for $300,000 of term life insurance for which Amkor is not the beneficiary.

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

			Number of Securities		Dollar Value Of
			Underlying		Unexercised
	Shares		Unexercised Options At		In-The-Money Options At
	Acquired	Value	December 31, 2004		December 31, 2004
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James J. Kim	—	—	1,000,000	60,000	$—	$89,400
Chief Executive Officer and Chairman
John N. Boruch	—	—	1,272,735	60,000	$54,418	$89,400
President, Chief Operating Officer and Director
Kenneth T. Joyce	—	—	273,000	45,000	$—	$67,050
Executive Vice President and Chief Financial Officer
Oleg Khaykin	—	—	160,000	50,000	$—	$74,500
Executive Vice President, Corporate Development
Jooho Kim	—	—	160,750	20,000	$—	$29,800
Executive Vice President of Corporate Strategy
Michael J. Lamble	—	—	400,704	25,000	$44,123	$46,750
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

(b)	Represents 29,727,093 shares held by James J. and Agnes C. Kim; and 50,000 shares held by the Trust of James J. Kim dated May 6, 2004 established for the benefit of James J. Kim’s grandchildren, with James J. Kim as the Trustee; and 150,000 shares held by James J. Kim dated May 5, 2004 established for the benefit of the James and Agnes Kim Foundation, with James J. Kim as the Trustee; 139,516 shares issuable upon the conversion of convertible debt held by Mrs. Kim that is convertible on or before March 31, 2005; 14,457,344 shares held by the David D. Kim Trust of December 31, 1987, 13,957,344 shares held by the John T. Kim Trust of December 31, 1987; and 500,000 shares held by the Trust of John T. Kim dated October 27, 2004 established for the benefit of John T. Kim’s minor children, with John T. Kim as the Trustee; 6,257,344 shares held by the Susan Y. Kim Trust of December 31, 1987; and 8,200,000 shares held by the Trust of Susan Y. Kim dated April 16, 1998 established for the benefit of Susan Y. Kim’s minor children, with Susan Y. Kim as the Trustee. James J. and Agnes C. Kim are husband and wife and, accordingly, each may be deemed to beneficially own shares of our common stock held in the name of the other. David D. Kim, John T. Kim and Susan Y. Kim are children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, John T. Kim Trust of December 31, 1987 and Susan Y. Kim Trust of December 31, 1987 has in common Susan Y. Kim and John F.A. Earley as co-trustees, in addition to a third trustee (John T. Kim in the case of the Susan Y. Kim Trust and the John T. Kim Trust, and David D. Kim in the case of the David D. Kim Trust) (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). All of the above-referenced trusts, together with their respective trustees and James J. and Agnes C. Kim may be considered a “group” under Section 13(d) of the Exchange Act on the basis that the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with James Kim’s extended family. This group may be deemed to have beneficial ownership of 74,438,641 shares or approximately 42.4% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c)	Includes 1,000,000 shares issuable upon the exercise of stock options that are exercisable by Mr. James Kim on or before March 31, 2005.

(d)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before March 31, 2005.

(e)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. George on or before March 31, 2005.

(f)	Includes 45,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinkley on or before March 31, 2005.

(g)	Includes 30,000 shares issuable upon the exercise of stock options that are exercisable by Dr. Knorr on or before March 31, 2005.

(h)	Includes 40,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Neff on or before March 31, 2005.

(i)	Includes 23,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Zug on or before March 31, 2005.

(j)	Includes 1,350,892 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before March 31, 2005.

(k)	Includes 273,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before March 31, 2005.

(l)	Includes 160,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Khaykin on or before March 31, 2005.

(m)	Includes 160,750 shares issuable upon the exercise of stock options that are exercisable by Mr. Jooho Kim on or before March 31, 2005.

(n)	Includes 400,704 shares issuable upon the exercise of stock options that are exercisable by Mr. Lamble on or before March 31, 2005.

(o)	Includes 3,573,679 shares issuable upon the exercise of stock options that are exercisable on or before March 31, 2005.

EQUITY COMPENSATION PLANS

     The following table summarizes our equity compensation plans as of December 31, 2004:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a))
Equity compensation plans approved by stockholders	17,578,766	$10.75	2,880,641 (1)-	(3)
Equity compensation plans not approved by stockholders	148,000	$17.02	300,000	(4)

Total equity compensation plans	17,726,766		3,180,641 (1)–	(4)

(1)	As of December 31, 2004, no shares of common stock were available for sale under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserved for issuance under the plan. This plan does not have a replenishment provision and no additional shares will be available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the board of directors.

(2)	As of December 31, 2004, 183 shares of common stock were available for sale under the 1998 Employee Stock Purchase Plan; and there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under such plan up to 1,000,000 as of each January 1. On January 1, 2005, 999,817 additional shares were made available pursuant to the annual replenishment provision.

(3)	As of December 31, 2004, a total of 2,880,458 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2005, 2,119,542 additional shares were made available pursuant to the annual replenishment provision.

(4)	On September 9, 2003, our board of directors adopted the 2003 Nonstatutory Inducement Grant Stock Plan (the “2003 Plan”) for the purposes of attracting and retaining the best available personnel, providing additional incentives to employees, directors and consultants and promoting the success of our business. The 2003 Plan has not been approved by our stockholders. The 2003 Plan provides for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. A total of 300,000 shares of common stock were reserved for issuance under the 2003 Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the 2003 Plan to 300,000 as of each January 1. As of December 31, 2004, options with respect to 148,000 shares were outstanding and 300,000 shares were available for future grants. On January 1, 2005, no additional shares were made available pursuant to the annual replenishment provision. The administrator of the 2003 Plan (either our board of directors or a committee appointed by our board of directors) determines the terms and conditions of any stock option or stock purchase right granted under the 2003 Plan, including the exercise price and the term and vesting schedule of each stock option or stock purchase right. The 2003 Plan may be terminated at any time by our board of directors.

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

10.26	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent. (18)

10.27	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.28	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent. (18)

10.29	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.30	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent. (18)

10.31	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc. (18)

10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (19)

10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (19)

10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (19)

10.35	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (19)

10.36	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (19)

10.37	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (19)

10.38	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (19)

10.39	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (19)

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines (22)

14.2	Amkor Technology, Inc. Director Code of Ethics (22)

16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003. (22)

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global

23.3	Consent of Samil Accounting Corporation

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a – 14(a)

under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on December 31, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.
By:	/s/ James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: June 6, 2005

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

Name	Title	Date
/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	June 6, 2005
/s/ John N. Boruch John N. Boruch	President and Director	June 6, 2005
/s/ Kenneth T. Joyce Kenneth T. Joyce	Chief Financial Officer (Principal Financial and Accounting Officer)	June 6, 2005
/s/ Winston J. Churchill Winston J. Churchill	Director	June 6, 2005
/s/ Thomas D. George Thomas D. George	Director	June 6, 2005
/s/ Gregory K. Hinckley Gregory K. Hinckley	Director	June 6, 2005

Name	Title	Date
/s/ Juergen Knorr Juergen Knorr	Director	June 6, 2005
/s/ James W. Zug James W. Zug	Director	June 6, 2005

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association. (17)

2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller. (17)

2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd. (21)

2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd. (21)

2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004. (21)

3.1	Certificate of Incorporation. (1)

3.2	Certificate of Correction to Certificate of Incorporation. (4)

3.3	Restated Bylaws. (4)

4.1	Specimen Common Stock Certificate. (3)

4.2	Convertible Subordinated Notes Indenture dated as of May 13, 1998 between the Registrant and State Street Bank and Trust Company, including form of 5 3/4% Convertible Subordinated Notes due 2003. (3)

4.3	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9 1/4% Senior Note Due 2006. (5)

4.4	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10 1/2% Senior Subordinated Note Due 2009. (5)

4.5	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007. (6)

4.6	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000. (6)

4.7	Indenture dated as of February 20, 2001 for 9-1/4% Senior Notes due February 15, 2008. (7)

4.8	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc. (7)

4.9	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006. (8)

4.10	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001. (8)

4.11	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.12	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (8)

4.13	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (9)

4.14	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (10)

4.15	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc. (11)

4.16	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003. (13)

4.17	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. (15)

4.18	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture. (20)

4.19	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011. (20)

10.1	Form of Indemnification Agreement for directors and officers. (3)

10.2	1998 Stock Plan and form of agreement thereunder. (3)

10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc. (3)

10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996. (1)

10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996. (1)

10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990. (1)

10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994. (1)

10.8	Lease Contract between AAP Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996. (1)

10.9	Immunity Agreement between Amkor Electronics, Inc. and Motorola, Inc., dated June 30, 1993. (1)

10.10	1998 Director Option Plan and form of agreement thereunder. (1)

10.11	1998 Employee Stock Purchase Plan. (3)

10.12	1998 Stock Option Plan for French Employees. (1)

10.13	Loan Agreement between Amkor Electronics, Inc. and John Boruch dated January 30, 1998. (2)

10.14	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002. (10)

10.15	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002. (10)

10.16	Amendment to share sale and purchase agreement and shareholders agreement the Registrant and Dongbu Corporation dated as of September 27, 2002. (11)

10.17	Business Transfer Agreement between Amkor Technology Limited, Anam Semiconductor, Inc., Anam USA, Inc. and the Registrant dated as of January 27, 2003. (12)

10.18	Assignment and Assumption Agreement between the Registrant, Anam Semiconductor, Inc. and Texas Instruments Incorporated dated as of February 28, 2003. (12)

10.19	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013. (13)

10.20	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003. (14)

10.21	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003. (14)

10.22	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers. (16)

10.23	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc. (16)

10.24	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent. (16)

10.25	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JPMorgan Chase Bank, as Documentation Agent,

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