Form 10-Q/A
period 2005-03-31
AMKOR TECHNOLOGY INC
filed 2005-06-06
CIK 1047127

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

EXPLANATORY NOTE

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2005. In connection with finalizing the restatement of our previously filed financial statements for each of the three years in the period ended December 31, 2004, as included in our amended Annual Report on Form 10-K/A filed on June 6, 2005, we have revised the amount of unpaid capital expenditures utilized in preparing our condensed consolidated statement of cash flows for the three months ended March 31, 2005 that was included in our Quarterly Report on Form 10-Q filed on May 16, 2005. In conjunction with the restatement of our Annual Report, as described above, we restated our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004. We filed amendments on Form 10-Q/A to these Quarterly Reports on June 6, 2005.

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

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$286,760	$372,284
Accounts receivable:
Trade, net of allowance of $5,115 in 2005 and $5,074 in 2004	265,137	265,547
Other	5,912	3,948
Inventories, net (Note 3)	111,638	111,616
Other current assets	33,348	32,591

Total current assets	702,795	785,986

Property, plant and equipment, net (Note 4)	1,372,149	1,380,396
Goodwill (Note 5)	655,858	656,052
Intangibles, net (Note 5)	44,918	47,302
Investments (Note 6)	11,646	13,762
Other assets	78,971	81,870

Total assets	$2,866,337	$2,965,368

Liabilities and Stockholders’ Equity

Current liabilities:
Bank overdraft	$	$102
Short-term borrowings and current portion of long-term debt (Note 9)	42,245	52,147
Trade accounts payable	201,577	211,706
Accrued expenses (Note 7)	209,666	175,075

Total current liabilities	453,488	439,030

Long-term debt (Note 9)	2,042,411	2,040,813
Other non-current liabilities	117,663	109,317

Total liabilities	2,613,562	2,589,160

Commitments and contingencies (Note 12)

Minority interest	5,807	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 175,718 in 2005 and 175,718 in 2004	176	176
Additional paid-in capital	1,323,579	1,323,579
Accumulated deficit	(1,088,142)	(969,072)
Accumulated other comprehensive income	11,355	14,846

Total stockholders’ equity	246,968	369,529

Total liabilities and stockholders’ equity	$2,866,337	$2,965,368

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(restated)
Cash flows from operating activities:
Net income (loss)	$(119,070)	$10,910
Depreciation and amortization	60,858	52,397
Other non-cash items	1,382	5,262
Changes in assets and liabilities excluding effects of acquisitions	50,388	28,769

Net cash (used in) provided by operating activities	(6,442)	97,338

Cash flows from investing activities:
Payments for property, plant and equipment	(66,712)	(143,851)
Acquisition, net of cash acquired	—	(12,858)
Proceeds from the sale of property, plant and equipment	156	685
Proceeds from note receivable	—	18,627

Net cash used in investing activities	(66,556)	(137,397)

Cash flows from financing activities:
Net change in bank overdrafts	(102)	(2,155)
Borrowings under the revolving credit facility	55,603	65,646
Payments under the revolving credit facility	(63,813)	(71,041)
Proceeds from issuance of long-term debt	—	252,159
Payments for debt issuance costs	—	(3,152)
Payments of long-term debt, including redemption premium payment in 2004	(3,504)	(171,551)
Proceeds from issuance of stock through stock compensation plans	—	1,846

Net cash (used in) provided by financing activities	(11,816)	71,752

Effect of exchange rate fluctuations on cash and cash equivalents	(710)	544

Net change in cash and cash equivalents	(85,524)	32,237
Cash and cash equivalents, beginning of period	372,284	313,259

Cash and cash equivalents, end of period	$286,760	$345,496

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,170	$27,519
Income taxes	$2,733	$11,781

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with our latest Annual Report as of December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current period presentation.

     2005 restatement. We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2005. In connection with finalizing the restatement of our previously filed financial statements for each of the three years in the period ended December 31, 2004, as included in our amended Annual Report on Form 10-K/A filed on June 6, 2005, we have revised the amount of unpaid capital expenditures utilized in preparing our condensed consolidated statement of cash flows for the three months ended March 31, 2005 that was included in our Quarterly Report on Form 10-Q filed on May 16, 2005. In conjunction with the restatement of our Annual Report, as described above, we restated our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004. We filed amendments on Form 10-Q/A to these Quarterly Reports on June 6, 2005.

     The following table sets forth the effects of the restatement on certain line items within our previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2005:

	As
	Previously		As
	Reported	Adjustments	Restated
	(In thousands)

Changes in assets and liabilities excluding effects of acquisitions	$48,962	$1,426	$50,388
Net cash used in operating activities	(7,868)	1,426	(6,442)
Payments for property, plant and equipment	(65,286)	(1,426)	(66,712)
Net cash used in investing activities	(65,130)	(1,426)	(66,556)

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

     The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions as reflected in the balance sheet:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Payments for property, plant and equipment	$66,712	$143,851
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	(19,681)	26,987

Property, plant and equipment additions	$47,031	$170,838

5. Goodwill and Intangibles

     Our goodwill balance relates to our packaging services reporting unit. The change in the carrying value of goodwill is as follows:

(In thousands)

Balance as of December 31, 2004	$656,052
Translation adjustments	(194)

Balance as of March 31, 2005	$655,858

     Intangibles as of March 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$72,960	$(35,651)	$37,309
Customer relationship and supply agreement	8,858	(1,249)	7,609

	$81,818	$(36,900)	$44,918

     Intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$72,973	$(33,595)	$39,378
Customer relationship and supply agreement	8,858	(934)	7,924

	$81,831	$(34,529)	$47,302

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

     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, Sumitomo Bakelite and ourselves to settle this litigation; the parties entered the agreement into the record in Superior Court. We have agreed to pay $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $40 million is expected to be paid during the second quarter of fiscal 2005.

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

13. Related Party Transactions

     Mr. JooHo Kim is an executive officer of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2%, at March 31, 2005, of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended March 31, 2005 and 2004, purchases from Anam Information Technology, Inc. were $0.1 million and $1.1 million, respectively. Amounts due to Anam Information Technology, Inc. at March 31, 2005, and December 31, 2004 were not significant.

     Mr. JooHo Kim, together with his wife and children, own 96.1%, at March 31, 2005, of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended March 31, 2005 and 2004 purchases from Jesung C&M were $1.6 million and $1.6 million, respectively. Amounts due to Jesung C&M at March 31, 2005 and December 31, 2004 were $0.6 million and $0.6 million, respectively.

     Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. For the three months ended March 31, 2005 and 2004 purchases from Dongan Engineering Co., Ltd were $0.2 million and $0.7 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at March 31, 2005 and December 31, 2004 were $0.1 million and $0.2 million, respectively.

     We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s, our Chairman and Chief Executive Officer, ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7% at March 31, 2005. For the three months ended March 31, 2005 and 2004 purchases from Acqutek Semiconductor & Technology Co., Ltd. were $2.9 million and $3.5 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at March 31, 2005 and December 31, 2004 were $0.5 million and $0.6 million, respectively.

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

	Condensed Consolidating Balance Sheet
	March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$198,599	$21,650	$66,511	$—	$286,760
Accounts receivable	126,110	42,265	102,674	—	271,049
Inventories	75,846	7,902	27,890	—	111,638
Other current assets	2,866	1,695	28,787	—	33,348

Total current assets	403,421	73,512	225,862	—	702,795

Inter-company	1,217,442	(98,857)	(1,118,585)
Property, plant and equipment, net	49,863	327,307	994,979	—	1,372,149
Investments	730,728	339,366	845,768	(1,904,216)	11,646
Goodwill and acquired intangibles, net	37,188	24,288	594,382	—	655,858
Other assets	80,764	6,808	36,317	—	123,889

Total assets	$2,519,406	$672,424	$1,578,723	$(1,904,216)	$2,866,337

Current liabilities:
Short term borrowings and current portion of long-term debt	$15,177	$508	$26,560	$—	$42,245
Other current liabilities	232,079	36,119	143,045	—	411,243

Total current liabilities	247,256	36,627	169,605	—	453,488

Long-term debt	2,024,300	—	18,111	—	2,042,411
Other non-current liabilities	882	11,564	105,217	—	117,663

Total liabilities	2,272,438	48,191	292,933	—	2,613,562

Minority interest			5,807		5,807
Total stockholders equity	246,968	624,233	1,279,983	(1,904,216)	246,968

Total liabilities and stockholders equity	$2,519,406	$672,424	$1,578,723	$(1,904,216)	$2,866,337

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable	125,927	30,835	112,733	—	269,495
Inventories	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986

Inter-company	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Investments	776,393	355,828	860,960	(1,979,419)	13,762
Goodwill	37,188	24,280	594,584	—	656,052
Other assets	84,436	6,888	37,848	—	129,172

Total assets	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	$14,965	$965	$36,217	$—	$52,147
Other current liabilities	177,339	32,680	176,864	—	386,883

Total current liabilities	192,304	33,645	213,081	—	439,030

Long-term debt	2,024,244	—	16,569	—	2,040,813
Other non-current liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,419	43,952	327,789	—	2,589,160

Minority interest			6,679		6,679
Total stockholders equity	369,529	658,543	1,320,876	(1,979,419)	369,529

Total liabilities and stockholders equity	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$280,912	$111,445	$229,021	$(203,897)	$417,481
Cost of sales	249,396	113,323	212,472	(201,105)	374,086

Gross profit (loss)	31,516	(1,878)	16,549	(2,792)	43,395

Operating expenses:
Selling, general and administrative	30,184	11,581	19,519	(2,792)	58,492
Research and development	1,068	1,869	5,963	—	8,900
Amortization of acquired intangibles	777	118	1,079	—	1,974
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	82,029	13,568	26,561	(2,792)	119,366

Operating income (loss)	(50,513)	(15,446)	(10,012)	—	(75,971)

Other expense (income):
Interest expense, net	24,543	1,019	14,951	—	40,513
Foreign currency loss (gain)	650	820	762	—	2,232
Equity investment losses (income)	42,178	16,996	15,146	(74,326)	(6)
Other expense (income), net	877	665	(1,358)	—	184

Total other expense (income)	68,248	19,500	29,501	(74,326)	42,923

Income (loss) before income taxes and minority interest	(118,761)	(34,946)	(39,513)	74,326	(118,894)
Minority interest	—	—	1,011	—	1,011

Income (loss) before income taxes	(118,761)	(34,946)	(38,502)	74,326	(117,883)
Provision for income taxes (benefit)	309	(26)	904	—	1,187

Net income (loss)	$(119,070)	$(34,920)	$(39,406)	$74,326	$(119,070)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended March 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$300,119	$151,847	$260,419	$(247,739)	$464,646
Cost of sales	286,103	121,401	189,680	(244,386)	352,798

Gross profit (loss)	14,016	30,446	70,739	(3,353)	111,848

Operating expenses:
Selling, general and administrative	32,150	6,831	16,550	(3,353)	52,178
Research and development	2,630	1,315	5,032	—	8,977
Amortization of acquired intangibles	761	—	567	—	1,328
Provision for legal settlements and contingencies	1,500	—	—	—	1,500

Total operating expenses	37,041	8,146	22,149	(3,353)	63,983

Operating income (loss)	(23,025)	22,300	48,590		47,865

Other expense (income):
Interest expense, net	19,802	515	12,973	—	33,290
Foreign currency loss (gain)	(1,003)	(211)	1,289	—	75
Equity investment losses (income)	(55,129)	(28,368)	(20,469)	103,966	—
Other expense (income), net	2,313	144	(660)	—	1,797

Total other expense (income)	(34,017)	(27,920)	(6,867)	103,966	35,162

Income (loss) before income taxes and minority interest	10,992	50,220	55,457	(103,966)	12,703
Minority interest	—	—	(358)	—	(358)

Income (loss) before income taxes	10,992	50,220	55,099	(103,966)	12,345
Provision for income taxes (benefit)	82	1,365	(12)	—	1,435

Net income (loss)	$10,910	$48,855	$55,111	$(103,966)	$10,910

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows (restated)
	For the three months ended March 31, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in)
operating activities	$(26,435)	$1,671	$18,322	$—	$(6,442)
Cash flows from investing activities:
Payments for plant, property and equipment	(2,503)	(7,762)	(56,447)	—	(66,712)
Other investing activities	(40,053)	480	(293)	40,022	156

Net cash used in investing activities	(42,556)	(7,282)	(56,740)	40,022	(66,556)

Cash flows from financing activities:
Net change in bank overdrafts and revolving credit facility	(102)	—	(8,210)	—	(8,312)
Payments of long-term debt	—	(456)	(3,048)	—	(3,504)
Other financing activities	—	1,500	38,522	(40,022)

Net cash from (used in) financing activities	(102)	1,044	27,264	(40,022)	(11,816)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(710)	—	(710)

Net change in cash and cash equivalents	(69,093)	(4,567)	(11,864)		(85,524)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$198,599	$21,650	$66,511	$—	$286,760

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the three months ended March 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in)
operating activities	$(48,104)	$54,671	$90,771	$—	$97,338

Cash flows from investing activities:
Payments for plant, property and equipment	(6,027)	(31,287)	(106,537)	—	(143,851)
Acquisitions, net of cash acquired	(12,858)	—	—	—	(12,858)
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(34,644)	(1,054)	1,723	34,660	685

Net cash used in investing activities	(53,529)	(32,341)	(86,187)	34,660	(137,397)

Cash flows from financing activities:
Net change in bank overdraft and revolving credit facility	(2,155)	—	(5,395)	—	(7,550)
Proceeds from issuance of long-term debt	248,315	—	3,844	—	252,159
Payments for debt issuance costs	(3,152)	—	—	—	(3,152)
Payments of long-term debt, including redemption premium payment	(170,429)	—	(1,122)	—	(171,551)
Net proceeds from issuance of common stock	1,846	—	—	—	1,846
Other financing activities	—	—	34,660	(34,660)	—

Net cash provided by financing activities	74,425	—	31,987	(34,660)	71,752

Effects of exchange rate fluctuations on cash and cash equivalents	—	—	544	—	544

Net change in cash and cash equivalents	(27,208)	22,330	37,115		32,237
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$176,632	$48,520	$120,344	$—	$345,496

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

2005 Restatement

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2005. In connection with finalizing the restatement of our previously filed financial statements for each of the three years in the period ended December 31, 2004, as included in our amended Annual Report on Form 10-K/A filed on June 6, 2005, we have revised the amount of unpaid capital expenditures utilized in preparing our condensed consolidated statement of cash flows for the three months ended March 31, 2005 that was included in our Quarterly Report on Form 10-Q filed on May 16, 2005. In conjunction with the restatement of our Annual Report, as described above, we restated our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004. We filed amendments on Form 10-Q/A to these Quarterly Reports on June 6, 2005.

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

     Provision for Legal Settlements and Contingencies — For the three months ended March 31, 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation, as discussed in the Overview above. For the three months ended March 31, 2004, we reached legal resolution with a customer regarding their claims against us related to mold compound and recorded a provision of $1.5 million associated with this settlement (see Part II, Item 1. — Legal Proceedings for further discussion).

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

Cash Flows

     Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2005 and 2004 were as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Operating activities	$(6,442)	$97,338
Investing activities	(66,556)	(137,397)
Financing activities	(11,816)	71,752

     Cash flows from operating activities — Our cash flows from operating activities for the three months ended March 31, 2005 decreased $103.8 million to net cash used of ($6.4) million over the comparable prior year period. Our cash flows from operating activities decreased as a result of a decrease in net income of $130.0 million, offset by a decrease in our working capital and an increase in depreciation expense of $8.5 million over the comparable prior year period. Our working capital decreased primarily due to the accrual for legal settlements and contingencies of $50.0 million offset by a decrease in accounts payable of $10.1 million.

     Cash flows from investing activities — Our cash flows used in investing activities for the three months ended March 31, 2005 decreased by $70.8 million over the comparable prior year period, to $66.6 million, primarily due to a $77.1 million decrease in payments for property, plant and equipment from $143.9 million in the three months ended March 31, 2004 to $66.7 million in the three months ended March 31, 2005. During the three months ended March 31, 2004 payments for property, plant and equipment were significantly higher as we added production capacity and a new building in Taiwan in order to achieve an increase in sales. In addition, we paid $12.9 million during the three months ended March 31, 2004 to acquire the minority interest ownership in Amkor Iwate, bringing our ownership to 100%. These cash outflows were offset by cash proceeds from the collection of $18.6 million of notes receivable from Dongbu during the three months ended March 31, 2004.

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

	March 31,	March 31,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(6,442)	$97,338
Less: Payments for property, plant and equipment	(66,712)	(143,851)

Free cash flow	$(73,154)	$(46,513)

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

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$66,712	$143,851
Increase (decrease) in property, plant and equipment in accounts payable and accrued expenses	(19,681)	26,987

Property, plant and equipment additions	$47,031	$170,838

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

     We are filing this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q to restate our condensed consolidated financial statements for the three months ended March 31, 2005. In connection with finalizing the restatement of our previously filed financial statements for each of the three years in the period ended December 31, 2004, as included in our amended Annual Report on Form 10-K/A filed on June 6, 2005, we have revised the amount of unpaid capital expenditures utilized in preparing our condensed consolidated statement of cash flows for the three months ended March 31, 2005 that was included in our Quarterly Report on Form 10-Q filed on May 16, 2005. In conjunction with the restatement of our Annual Report, as described above, we restated our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004. We filed amendments on Form 10-Q/A to these Quarterly Reports on June 6, 2005.

Disclosure Controls and Procedures

     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of March 31, 2005.

     Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Amkor’s disclosure controls and procedures as of the end of the period covered by this report. Management has concluded that as of March 31, 2005, Amkor did not maintain effective controls over the preparation and review of our condensed consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the condensed consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus capital expenditures were reported in the condensed consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for the interim periods in 2004 and 2003 and the first quarter of March 31, 2005. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. As a result, Amkor’s management has restated its report, included in its amended Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2004 filed on June 6, 2005, on management’s assessment of the effectiveness of Amkor’s internal control over financial reporting and has disclosed that Amkor’s internal control over financial reporting was not effective as of December 31, 2004.

Changes in Internal Control Over Financial Reporting.

     During the most recently completed fiscal quarter there were no changes in our internal controls, over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are implementing a new Enterprise Resource Planning (“ERP”) system at certain locations, and in that process, we expect that there could be future changes at these locations that will materially affect our internal control over financial reporting.

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

     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, Sumitomo Bakelite and ourselves to settle this litigation; the parties entered the agreement into the record in Superior Court We have agreed to pay $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $40 million is expected to be paid during the second quarter of fiscal 2005.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Supplemental Indenture, dated as of January 5, 2005, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009. (1)
10.2	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008. (1)
10.3	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013. (1)
10.4	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004,

Exhibit
Number	Description of Exhibit
among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011. (1)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K dated January 5, 2005 (filed as of January 10, 2005; SEC File Number 000-29472).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE
Kenneth T. Joyce
Chief Financial Officer (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

Date: June 6, 2005