Form 10-Q
period 2005-06-30
AMKOR TECHNOLOGY INC
filed 2005-08-08
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29472
AMKOR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1722724
(State of incorporation)	(I.R.S. Employer Identification Number)
1900 South Price Road
Chandler, AZ 85248
(480) 821-5000
(Address of principal executive offices and zip code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The number of outstanding shares of the registrant’s Common Stock as of August 1, 2005 was 176,714,357.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$489,335	$492,536	$906,816	$957,182
Cost of sales	422,837	397,761	796,923	750,559

Gross profit	66,498	94,775	109,893	206,623

Operating expenses:
Selling, general and administrative	66,865	55,916	127,331	109,422
Research and development	9,924	9,900	18,824	18,877
Provision for legal settlements and contingencies (Note 12)	—	—	50,000	1,500

Total operating expenses	76,789	65,816	196,155	129,799

Operating income (loss)	(10,291)	28,959	(86,262)	76,824

Other expense (income):
Interest expense, net	41,395	36,360	81,908	69,650
Foreign currency exchange loss (gain)	(1,773)	2,635	459	2,710
Other expense (income), net (Note 6)	2,063	(25,541)	2,241	(23,744)

Total other expense	41,685	13,454	84,608	48,616

Income (loss) before income taxes and minority interest	(51,976)	15,505	(170,870)	28,208
Minority interest	926	3	1,937	(355)

Income (loss) before income taxes	(51,050)	15,508	(168,933)	27,853
Provision for income taxes	1,353	5,528	2,540	6,963

Net income (loss)	$(52,403)	$9,980	$(171,473)	$20,890

Per share data:
Basic and diluted net income (loss) per common share	$(0.30)	$0.06	$(0.97)	$0.12

Shares used in computing basic income (loss) per common share	176,371	175,304	176,045	174,961

Shares used in computing diluted income (loss) per common share	176,371	175,872	176,045	178,028

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$228,204	$372,284
Accounts receivable:
Trade, net of allowance of $5,164 in 2005 and $5,074 in 2004	294,918	265,547
Other	5,304	3,948
Inventories, net (Note 3)	116,719	111,616
Other current assets	30,276	32,591

Total current assets	675,421	785,986

Property, plant and equipment, net (Note 4)	1,427,915	1,380,396
Goodwill (Note 5)	655,940	656,052
Intangibles, net (Note 5)	42,863	47,302
Investments (Note 6)	11,101	13,762
Other assets	75,441	81,870

Total assets	$2,888,681	$2,965,368

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$—	$102
Short-term borrowings and current portion of long-term debt (Note 9)	281,639	52,147
Trade accounts payable	307,344	211,706
Accrued expenses (Note 7)	159,857	175,075

Total current liabilities	748,840	439,030

Long-term debt (Note 9)	1,810,377	2,040,813
Other non-current liabilities	125,462	109,317

Total liabilities	2,684,679	2,589,160

Commitments and contingencies (Note 12)

Minority interest	4,937	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 176,714 in 2005 and 175,718 in 2004	178	176
Additional paid-in capital	1,326,310	1,323,579
Accumulated deficit	(1,140,545)	(969,072)
Accumulated other comprehensive income	13,122	14,846

Total stockholders’ equity	199,065	369,529

Total liabilities and stockholders’ equity	$2,888,681	$2,965,368

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(171,473)	$20,890
Depreciation and amortization	122,044	110,661
Other non-cash items	6,398	(15,102)
Changes in assets and liabilities excluding effects of acquisitions	25,318	33,344

Net cash (used in) provided by operating activities	(17,713)	149,793

Cash flows from investing activities:
Payments for property, plant and equipment	(124,397)	(284,182)
Acquisition, net of cash acquired	—	(33,963)
Proceeds from the sale of property, plant and equipment	443	4,995
Proceeds from the sale of investments	—	49,409
Proceeds from note receivable	—	18,627

Net cash used in investing activities	(123,954)	(245,114)

Cash flows from financing activities:
Net change in bank overdrafts	(102)	(3,790)
Borrowings under a revolving credit facility	111,760	123,267
Payments under a revolving credit facility	(111,488)	(124,062)
Proceeds from the issuance of long-term debt	12,722	251,816
Payments for debt issuance costs	—	(3,886)
Payments on long-term debt, including redemption premium payment in 2004	(17,619)	(171,926)
Proceeds from issuance of stock through stock compensation plans	2,733	5,726

Net cash (used in) provided by financing activities	(1,994)	77,145

Effect of exchange rate fluctuations on cash and cash equivalents	(419)	(488)

Net decrease in cash and cash equivalents	(144,080)	(18,664)
Cash and cash equivalents, beginning of period	372,284	313,259

Cash and cash equivalents, end of period	$228,204	$294,595

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$82,957	$61,602
Income taxes	$1,916	$14,451
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.
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
     Income Taxes. For the three and six months ended June 30, 2005, income tax expense was $1.4 million and $2.5 million, reflecting an effective tax rate of 2.7% and 1.5%, respectively. For the three and six months ended June 30, 2004, income tax expense was $5.5 million and $7.0 million, reflecting an effective tax rate of 35.6% and 25.0%, respectively. Our effective tax rates for the three and six months ended June 30, 2005 and the six months ended June 30, 2004 differ significantly from the U.S. statutory tax rate of 35% primarily due to net operating losses in the U.S. and certain foreign jurisdictions which we can not use to offset taxable income in other foreign jurisdictions. Income tax expense for the three and six months ended June 30, 2005 and 2004 related primarily to foreign withholding taxes and income taxes at our profitable foreign locations.
     We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. Our tax returns have been examined through 1998 in the Philippines and the U.S., through 2000 in Taiwan, and through 2002 in Japan. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carry-forwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material adverse effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.
     Recent Accounting Pronouncements. In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not anticipate that the adoption of FIN 47 will have a material impact on our consolidated balance sheet or statements of operations, shareholders’ equity or cash flows.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that that the adoption of SFAS 154 will have a material impact on our consolidated balance sheet and statements of operations, shareholders’ equity or cash flows.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123R to January 1, 2006, for calendar year companies. We intend to adopt this statement on the new effective date and have not yet determined the method of adoption.
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
     We are currently reviewing the effect SFAS No. 123R will have on our financial statements; however, we believe the impact to our net income (loss) will be determined by the number of options that we grant in the future. In August 2004 we accelerated the vesting of all outstanding employee stock options, thereby eliminating charges to our future statements of operations related to these stock options. We also undertook the acceleration to enhance employee morale and to help retain high-potential individuals in the face of a downturn in our industry conditions.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income (loss):
Net income (loss), as reported	$(52,403)	$9,980	$(171,473)	$20,890
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(1,289)	(8,264)	(2,764)	(16,584)

Pro forma net income (loss)	$(53,692)	$1,716	$(174,237)	$4,306

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income (loss) per share:
Basic and diluted:
As reported	$(0.30)	$0.06	$(0.97)	$0.12
Pro forma	$(0.30)	$0.01	$(0.99)	$0.02
In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three and Six Months Ended
	June 30,
	2005	2004

Expected life (in years)	4	4
Risk-free interest rate	3.9%	3.6%
Volatility	90.6%	87.0%
Dividend yield	—	—
2. Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Net income (loss)	$(52,403)	$9,980	$(171,473)	$20,890
Unrealized gain (loss) on investments, net of tax	4	(14,118)	(2,104)	(9,439)
Reclassification adjustment for losses included in net income (loss)	1,772	—	1,772	—
Foreign currency translation, net of tax	(9)	(1,945)	(1,392)	1,116

Total comprehensive income (loss)	$(50,636)	$(6,083)	$(173,197)	$12,567

3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)

Raw materials and purchased components	$112,279	$114,808
Work-in-process	26,932	21,150
Finished goods	959	960

	140,170	136,918
Inventory reserve	(23,451)	(25,302)

	$116,719	$111,616

4. Property, Plant and Equipment
     Property, plant and equipment consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)

Land	$112,323	$112,009
Land use rights	19,945	19,945
Buildings and improvements	651,417	633,528
Machinery and equipment	2,066,842	1,953,392
Furniture, fixtures and other equipment	166,052	165,446
Construction in progress	101,195	102,952

	3,117,774	2,987,272
Less: Accumulated depreciation and amortization	(1,689,859)	(1,606,876)

	$1,427,915	$1,380,396

The following table reconciles our payments for property, plant and equipment as presented on the condensed consolidated statements of cash flows to property, plant and equipment additions as reflected in the balance sheets:

	For the Six Months Ended
	June 30,
	2005	2004
	(In thousands)

Payments for property, plant and equipment	$124,397	$284,182
Increase in property, plant and equipment accounts payable and accrued liabilities, net	37,118	10,475

Property, plant and equipment additions	$161,515	$294,657

5. Goodwill and Intangibles
     The change in the carrying value of goodwill is as follows:

(In thousands)

Balance as of December 31, 2004	$656,052
Translation adjustments	(112)

Balance as of June 30, 2005	$655,940

     Intangibles as of June 30, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$73,275	$(37,702)	$35,573
Customer relationship and supply agreement	8,858	(1,568)	7,290

	$82,133	$(39,270)	$42,863

     Intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$72,973	$(33,595)	$39,378
Customer relationship and supply agreement	8,858	(934)	7,924

	$81,831	$(34,529)	$47,302

     Amortization expense was $2.4 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense was $4.7 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively
     Based on the amortizing assets recognized in our balance sheet at June 30, 2005, amortization expense for each of the next five fiscal years is estimated as follows:

(In thousands)
2005 (remaining)	$4,715
2006	9,458
2007	9,455
2008	9,455
2009	4,548
6. Investments
     Investments consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)

Marketable securities classified as available for sale:
DongbuAnam Semiconductor, Inc. (ownership of 2% at June 30, 2005 and December 31, 2004)	$10,287	$12,940
Other marketable securities classified as available for sale	717	722

Total marketable securities	11,004	13,662
Other investments	97	100

	$11,101	$13,762

     During the second quarter of 2005 we recorded an impairment of $2.3 million associated with our investment in DongbuAnam Semiconductor Inc., formerly Anam Semiconductor, Inc. (“ASI”), as the decline in value of this investment was considered to be other than temporary.
     During the second quarter of 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share. The pre-tax gain related to this transaction was $21.6 million, net of $0.3 million of transaction costs.
7. Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)

Accrued income taxes	$36,108	$35,387
Accrued payroll	25,313	25,648
Accrued interest	33,909	34,547
Other accrued expenses	64,527	79,493

	$159,857	$175,075

8. Corporate Relocation Expenses
     During the third quarter of 2004, we commenced efforts to relocate certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we paid $1.2 million in severance and related costs. Of this $1.2 million, we recorded a charge of $0.9 million to selling, general and administrative expenses during 2004, and we charged the remaining $0.3 million to selling, general and administrative expenses during the first quarter of 2005. During the six months ended June 30, 2005 we paid out the $1.2 million in severance benefits.

9. Debt
     The major components of debt consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior secured credit facilities:
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	$—	$—
Second Lien Term loan, LIBOR plus 4.5% due October 2010	300,000	300,000
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,554	248,454
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable	16,203	15,675
Other debt	52,337	53,909

	2,092,016	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(281,639)	(52,147)

	$1,810,377	$2,040,813

     We have a significant amount of indebtedness and expect this will continue for the foreseeable future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service debt and interest payments.
     Our 5.75% Convertible Subordinated Notes mature on June 1, 2006 at which time we will be required to repay the $233 million principal amount currently outstanding. We are evaluating various alternatives to refinance this obligation, which has been classified as a current liability in our consolidated balance sheet as of June 30, 2005. We expect to refinance these notes with the proceeds of one or more new issuances of debt and or equity. Assuming we are able to successfully refinance these notes in a timely manner, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to fund our debt service, working capital and equipment purchases over the next twelve months.
     We cannot assure you that funds to refinance the 5.75% Convertible Subordinated Notes or our other outstanding debt will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. In May 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results. In addition, this sufficiency of our available cash is dependent on our business performing in line with our current expectations. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed in our Risk Factors filed in our Annual Report on Form 10-K/A for the year ended December 31, 2004.
     On April 22, 2003, we entered into a $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 (the “2006 Term Loan”) and a $30.0 million revolving line of credit that was available through October 2005. The funds available under this credit facility were used to repay a $96.9 million term loan previously outstanding and for general corporate purposes. In March 2004, with the proceeds from our 7.125% senior notes (discussed further below), we satisfied in full the 2006 Term Loan, which carried a balance of $168.7 million. In connection with the satisfaction of the 2006 Term Loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the associated unamortized deferred debt issuance costs.
     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. At June 30, 2005, there was $29.7 million available under this Facility. As of June 30, 2005, we have outstanding $0.3 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

     In October 2004, we entered into a $300.0 million senior secured second lien term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the term loan were used for working capital and general corporate purposes.
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
     At June 30, 2005 we were in compliance with all debt covenants contained in our loan agreements and have met all debt payment obligations.
     At June 30, 2005 our notes payable balance primarily consists of a $15.4 million note (net of a $0.1 million unamortized debt discount) related to our Unitive acquisitions, which is due in the third quarter of 2005. At June 30, 2005 our other debt primarily relates to our foreign subsidiaries. The significant components of other debt include term debt and a revolving line of credit. One of our Japanese subsidiaries utilizes the revolving line of credit for working capital purposes and term debt for equipment financing. The revolving line of credit is due in the fourth quarter of 2005 and we expect to extend the agreement or refinance the amount owed.
     Our Taiwanese subsidiaries have various amounts of term debt maturing between 2007 and 2010. These debt instruments do not include significant financial covenants. During the second quarter of 2005 one of our Taiwanese subsidiaries entered into a one year revolving line of credit agreement for borrowings up to approximately $1.9 million and a new term debt agreement in the amount of $12.7 million which was used to refinance existing term debt.
10. Pension and Severance Plans
     Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,714	$1,146	$3,151	$2,293
Interest cost on projected benefit obligation	558	419	1,079	835
Expected return on plan assets	(343)	508	(654)	472
Amortization of transition obligation	41	25	79	51
Recognized gain (loss)	12	(750)	24	(953)

Total pension expense	$1,982	$1,348	$3,679	$2,698

     For the three and six months ended June 30, 2005, $0.2 million and $0.6 million, respectively, was contributed to fund the pension plans. We presently anticipate contributing $4.7 million in 2005 to fund the pension plans.
     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended June 30, 2005 and 2004, the provision recorded for severance benefits was $6.6 million and $5.4 million, respectively. For the six months ended June 30, 2005 and 2004, the provision recorded for severance benefits was $13.7 million and $9.7 million, respectively. The balance recorded in long-term liabilities for accrued severance was $104.7 million and $92.0 million at June 30, 2005 and December 31, 2004, respectively.
11. Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and six months ended June 30, 2005, we excluded from the computation of diluted earnings per share 17.3 million and 9.2 million of outstanding options and convertible notes for common stock, respectively, potentially dilutive securities which would have an antidilutive effect on EPS due to our net loss for the periods. For the three months ended June 30, 2004, we excluded from the computation of diluted earnings per share 15.1 million, and 9.2 million of outstanding options and convertible notes for common stock, respectively, and for the six months ended June 30, 2004, we excluded 12.6 million and 9.2 million of outstanding options and convertible notes for common stock, respectively, potentially dilutive securities which would have an antidilutive effect on EPS.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Weighted average common shares	176,371	175,304	176,045	174,961
Effect of dilutive stock options	—	568	—	3,067

Weighted average shares applicable to diluted earnings per share	176,371	175,872	176,045	178,028

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
Epoxy Mold Compound Litigation
     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of the two pending matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.
          Fujitsu Limited v. Cirrus Logic, Inc., et al.
     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., in the United States District Court for the Northern District of California, San Jose Division. Subsequently, substantially the same case was filed in the Superior Court of California, Santa Clara County, and the United States District Court case was stayed. In this action, Fujitsu Limited (“Fujitsu”) alleged that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) were defective in that a certain epoxy mold compound manufactured by Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics” and collectively with Sumitomo Bakelite, the “Sumitomo Bakelite Parties”) and used by us in the manufacture of the chip caused a short circuit which rendered Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, cross-complained against Fujitsu for unpaid invoices, and filed its cross-complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. We filed a cross-complaint against Sumitomo Bakelite asserting claims for breach of warranties and indemnification.
     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, the Sumitomo Bakelite Parties and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005. The $40 million was paid during the second quarter of 2005.
     Seagate Technology LLC v. Atmel Corporation, et al.
     In March 2003, we were served with a cross-complaint in an action between Seagate Technology LLC and Seagate Technology International (“Seagate”) and Atmel Corporation and Atmel Sarl (“Atmel”) in the Superior Court of California, Santa Clara County. Atmel’s cross-complaint seeks indemnification from us for any damages incurred from the claims by Seagate involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. We answered Atmel’s cross-complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite seeking indemnification. Atmel later amended its cross-complaint to include claims for negligence and negligent misrepresentation against us and added ChipPAC Inc. (“ChipPAC”) and Sumitomo Bakelite as cross-defendants. ChipPAC filed a cross-complaint against Sumitomo Bakelite and us.
     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005. The $5 million was paid during the second quarter of 2005.
     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.
     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”) in the Superior Court of California, Santa Clara County. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against the Sumitomo Bakelite Parties, alleging, among other things, that the Sumitomo Bakelite Parties breached their contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. The Sumitomo Bakelite Parties denied any liability. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims against us. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined the Sumitomo Bakelite Parties’ share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips.
     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.
Pending Epoxy Mold Litigation
     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following two pending claims. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005.
     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.
     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, the Sumitomo Bakelite Parties and Sumitomo Bakelite Singapore Pte. Ltd. (collectively with the Sumitomo Bakelite Parties, the “Sumitomo Bakelite Defendants”) in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. We answered Fairchild’s amended complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite seeking indemnification.
     In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We have agreed to pay $3 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. We had previously accrued for this amount as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $3 million settlement is expected to be paid during the third quarter of 2005.
     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.
     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us and the Sumitomo Bakelite Parties in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. We have asserted cross-claims against Sumitomo Bakelite for indemnification. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.
Other Litigation
     Amkor Technology, Inc. v. Motorola, Inc.
     In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
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
     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($12.7 million based on the spot exchange rate at June 30, 2005).
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
     The arbitration hearing before the ICC on this matter was held in May 2005. A ruling by the ICC is expected by October 31, 2005.
     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $60.8 million based on the spot exchange rate at June 30, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We will file a response brief before the French Supreme Court on August 30, 2005.
     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate and continue to challenge the lack of jurisdiction ruling.
     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC has ordered a new claims construction related to various disputed claim terms and has remanded the case to the ALJ for further proceedings. The ITC has subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party conception documents. The ITC has ordered the ALJ to issue the final Initial Determination by November 9, 2005 and has set a new date of February 9, 2006 for completion of the investigation. The District court action remains stayed pending completion of the ITC investigation.
     Other Matters
     In June 2004, the Securities and Exchange Commission (the “Commission”) informed us that it was conducting an informal inquiry into certain trading in Amkor securities. We believe that the inquiry relates to transactions in our securities by certain individuals, which may include certain insiders or former insiders. The primary focus of the inquiry appears to be activities during the first half of 2004. We have cooperated with the inquiry by voluntarily producing documents to the Commission and providing testimony. The Commission staff has not informed us of any conclusions of wrongdoing by any person or entity.
13. Related Party Transactions
     Mr. JooHo Kim is an executive officer of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2%, at June 30, 2005, of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended June 30, 2005 and 2004, purchases from Anam Information Technology, Inc. were $0.5 million and $0.1 million, respectively. For the six months ended June 30, 2005 and 2004, purchases from Anam Information Technology, Inc. were $0.6 million and $1.2 million, respectively. Amounts due to Anam Information Technology, Inc. at June 30, 2005, and December 31, 2004 were not significant.
     Mr. JooHo Kim, together with his wife and children, own 96.1%, at June 30, 2005, of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended June 30, 2005 and 2004 purchases from Jesung C&M were $1.7 million and $1.7 million, respectively. For the six months ended June 30, 2005 and 2004 purchases from Jesung C&M were $3.3 million and $3.2 million, respectively. Amounts due to Jesung C&M at June 30, 2005 and December 31, 2004 were $0.6 million and $0.6 million, respectively.
     Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. For the three months ended June 30, 2005 and 2004 purchases from Dongan Engineering Co., Ltd were $0.2 million and $1.2 million, respectively. For the six months ended June 30, 2005 and 2004 purchases from Dongan Engineering Co., Ltd were $0.4 million and $1.9 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at June 30, 2005 and December 31, 2004 were $0.1 million and $0.2 million, respectively.
     We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7% at June 30, 2005. For the three months ended June 30, 2005 and 2004 purchases from Acqutek Semiconductor & Technology Co., Ltd. were $2.2 million and $4.5 million, respectively. For the six months ended June 30, 2005 and 2004 purchases from Acqutek Semiconductor & Technology Co., Ltd. were $5.2 million and $8.0 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at June 30, 2005 and December 31, 2004 were $1.4 million and $0.6 million, respectively.
     We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. Amounts paid for this lease for the three months ended June 30, 2005 and 2004 were $1.0 million and $0.3 million, respectively. Amounts paid for this lease for the six months ended June 30, 2005 and 2004 were $1.3 million and $0.5 million, respectively. During the second quarter of 2005 we vacated a substantial portion of the leased office space and paid the trusts $0.7 million to settle our remaining obligation associated with that space which is included in the $1.0 million paid to the trusts for the three months ended June 30, 2005. For the three months ended June 30, 2005 and 2004 our sublease income includes $0.1 million and $0.1 million respectively, from related parties. For the six months ended June 30, 2005 and 2004 our sublease income includes $0.3 million and $0.3 million respectively, from related parties. The sublease income has been assigned to the trusts as part of vacating the office space. We currently lease approximately 2,700 square feet of office space from these trusts.
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

	Condensed Consolidating Balance Sheet
	June 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$138,275	$13,262	$76,667	$—	$228,204
Accounts receivable	148,043	44,759	107,420	—	300,222
Inventories	80,319	7,891	28,509	—	116,719
Other current assets	2,610	626	27,040	—	30,276

Total current assets	369,247	66,538	239,636	—	675,421

Inter-company	1,225,866	(84,784)	(1,141,082)	—	—
Property, plant and equipment, net	47,341	321,737	1,058,837	—	1,427,915
Investments	708,610	334,839	835,380	(1,867,728)	11,101
Goodwill	37,188	24,287	594,465	—	655,940
Other assets	73,614	2,957	41,733	—	118,304

Total assets	$2,461,866	$665,574	$1,628,969	$(1,867,728)	$2,888,681

Current liabilities:
Short term borrowings and current portion of long-term debt	$249,271	$293	$32,075	$—	$281,639
Other current liabilities	223,372	46,175	197,654	—	467,201

Total current liabilities	472,643	46,468	229,729	—	748,840

Long-term debt	1,790,476	—	19,901	—	1,810,377
Other non-current liabilities	798	12,433	112,231	—	125,462

Total liabilities	2,263,917	58,901	361,861	—	2,684,679

Minority interest	—	—	4,937	—	4,937
Total stockholders equity	197,949	606,673	1,262,171	(1,867,728)	199,065

Total liabilities and stockholders equity	$2,461,866	$665,574	$1,628,969	$(1,867,728)	$2,888,681

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

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended June 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$330,861	$123,058	$270,193	$(234,777)	$489,335
Cost of sales	299,117	118,490	236,563	(231,333)	422,837

Gross profit (loss)	31,744	4,568	33,630	(3,444)	66,498

Operating expenses:
Selling, general and administrative	35,220	12,731	22,358	(3,444)	66,865
Research and development	104	2,476	7,344	—	9,924

Total operating expenses	35,324	15,207	29,702	(3,444)	76,789

Operating income (loss)	(3,580)	(10,639)	3,928	—	(10,291)

Other expense (income):
Interest expense, net	23,846	1,462	16,087	—	41,395
Foreign currency loss (gain)	(346)	(455)	(972)	—	(1,773)
Other expense (income), net	24,739	5,108	9,791	(37,575)	2,063

Total other expense (income)	48,239	6,115	24,906	(37,575)	41,685

Income (loss) before income taxes and minority interest	(51,819)	(16,754)	(20,978)	37,575	(51,976)
Minority interest	—	—	926	—	926

Income (loss) before income taxes	(51,819)	(16,754)	(20,052)	37,575	(51,050)
Provision for income taxes (benefit)	584	1,011	(242)	—	1,353

Net income (loss)	$(52,403)	$(17,765)	$(19,810)	$37,575	$(52,403)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended June 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$321,630	$166,088	$236,968	$(232,150)	$492,536
Cost of sales	281,762	123,787	222,180	(229,968)	397,761

Gross profit (loss)	39,868	42,301	14,788	(2,182)	94,775

Operating expenses:
Selling, general and administrative	33,318	7,268	17,512	(2,182)	55,916
Research and development	2,283	1,577	6,040	—	9,900

Total operating expenses	35,601	8,845	23,552	(2,182)	65,816

Operating income (loss)	4,267	33,456	(8,764)	—	28,959

Other expense (income):
Interest expense, net	21,638	592	14,130	—	36,360
Foreign currency loss (gain)	1,990	123	522	—	2,635
Other expense (income), net	(32,201)	29,945	(32,536)	9,251	(25,541)

Total other expense (income)	(8,573)	30,660	(17,884)	9,251	13,454

Income (loss) before income taxes and minority interest	12,840	2,796	9,120	(9,251)	15,505
Minority interest	—	—	3	—	3

Income (loss) before income taxes	12,840	2,796	9,123	(9,251)	15,508
Provision for income taxes (benefit)	2,860	385	2,283	—	5,528

Net income (loss)	$9,980	$2,411	$6,840	$(9,251)	$9,980

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the six months ended June 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$611,773	$234,503	$499,214	$(438,674)	$906,816
Cost of sales	548,513	231,813	449,035	(432,438)	796,923

Gross profit (loss)	63,260	2,690	50,179	(6,236)	109,893

Operating expenses:
Selling, general and administrative	66,181	24,430	42,956	(6,236)	127,331
Research and development	1,172	4,345	13,307	—	18,824
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	117,353	28,775	56,263	(6,236)	196,155

Operating income (loss)	(54,093)	(26,085)	(6,084)	—	(86,262)

Other expense (income):
Interest expense, net	48,389	2,481	31,038	—	81,908
Foreign currency loss (gain)	304	365	(210)	—	459
Other expense (income), net	67,794	22,769	23,579	(111,901)	2,241

Total other expense (income)	116,487	25,615	54,407	(111,901)	84,608

Income (loss) before income taxes and minority interest	(170,580)	(51,700)	(60,491)	111,901	(170,870)
Minority interest	—	—	1,937	—	1,937

Income (loss) before income taxes	(170,580)	(51,700)	(58,554)	111,901	(168,933)
Provision for income taxes (benefit)	893	985	662	—	2,540

Net income (loss)	$(171,473)	$(52,685)	$(59,216)	$111,901	$(171,473)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the six months ended June 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$621,749	$317,935	$497,387	$(479,889)	$957,182
Cost of sales	567,865	245,188	411,860	(474,354)	750,559

Gross profit (loss)	53,884	72,747	85,527	(5,535)	206,623

Operating expenses:
Selling, general and administrative	66,229	14,099	34,629	(5,535)	109,422
Research and development	4,913	2,892	11,072	—	18,877
Provision for legal settlements and contingencies	1,500	—	—	—	1,500

Total operating expenses	72,642	16,991	45,701	(5,535)	129,799

Operating income (loss)	(18,758)	55,756	39,826	—	76,824

Other expense (income):
Interest expense, net	41,440	1,107	27,103	—	69,650
Foreign currency loss (gain)	987	(88)	1,811	—	2,710
Other expense (income), net	(85,017)	1,721	(53,665)	113,217	(23,744)

Total other expense (income)	(42,590)	2,740	(24,751)	113,217	48,616

Income (loss) before income taxes and minority interest	23,832	53,016	64,577	(113,217)	28,208
Minority interest	—	—	(355)	—	(355)

Income (loss) before income taxes	23,832	53,016	64,222	(113,217)	27,853
Provision for income taxes (benefit)	2,942	1,750	2,271	—	6,963

Net income (loss)	$20,890	$51,266	$61,951	$(113,217)	$20,890

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the six months ended June 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows (used in) provided by operating activities	$(68,884)	$(4,228)	$55,399	$—	$(17,713)

Cash flows from investing activities:
Payments for plant, property and equipment	(5,492)	(11,097)	(107,808)	—	(124,397)
Other investing activities	(57,679)	543	78	57,501	443

Net cash used in investing activities	(63,171)	(10,554)	(107,730)	57,501	(123,954)

Cash flows from financing activities:
Net change in bank overdrafts and revolving credit facility	(102)	—	272	—	170
Proceeds from issuance of long-term debt	—	—	12,722	—	12,722
Payments on long-term debt	—	(671)	(16,948)	—	(17,619)
Net proceeds from issuance of common stock	2,733	—	—	—	2,733
Other financing activities	—	2,500	55,001	(57,501)	—

Net cash from (used in) financing activities	2,631	1,829	51,047	(57,501)	(1,994)

Effect of exchange rate fluctuations on cash and cash equivalents	8	—	(427)	—	(419)

Net change in cash and cash equivalents	(129,416)	(12,953)	(1,711)		(144,080)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$138,276	$13,264	$76,664	$—	$228,204

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the six months ended June 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows (used in) provided by operating activities	$(172,148)	$145,624	$176,317	$—	$149,793

Cash flows from investing activities:
Payments for plant, property and equipment	(6,379)	(87,297)	(190,506)	—	(284,182)
Acquisitions, net of cash acquired	(13,963)	—	(20,000)	—	(33,963)
Proceeds from sale of investments	49,409	—		—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(68,147)	(34,385)	2,856	104,671	4,995

Net cash used in investing activities	(39,080)	(121,682)	(189,023)	104,671	(245,114)

Cash flows from financing activities:
Net change in bank overdraft and revolving credit facility	(2,690)	—	(1,100)	—	(3,790)
Proceeds from issuance of long-term debt	248,315	—	3,501	—	251,816
Payments for debt issuance costs	(3,886)	—	—	—	(3,886)
Payments on long-term debt, including redemption premium payment	(170,445)	—	(2,276)	—	(172,721)
Net proceeds from issuance of common stock	5,726	—	—	—	5,726
Other financing activities	31,649	3,000	70,022	(104,671)	—

Net cash provided by financing activities	108,669	3,000	70,147	(104,671)	77,145

Effects of exchange rate fluctuations on cash and cash equivalents	—	—	(488)	—	(488)

Net change in cash and cash equivalents	(102,559)	26,942	56,953	—	(18,664)
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$101,281	$53,132	$140,182	$—	$294,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins, operating performance and liquidity, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance.” The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2005 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.
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
     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, and consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Atmel Corporation, Conexant Systems, Inc., Infineon Technologies AG, Intel Corporation, Philips Electronics N.V., Samsung Electronics Corporation LTD, ST Microelectronics PTE, Texas Instruments Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.
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
     Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition, results of operations or cash flows could be materially adversely affected. You should refer to Risk Factors That May Affect Future Operating Performance in our 2004 Annual Report on Form 10-K/A for a more detailed discussion of known material risks facing our company.
Our Expectations Regarding Future Business Conditions
     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. In considering industry growth estimates, we look at a group of leading industry analysts. These analysts have forecasted 2005 industry sales growth to range from negative 1% to positive 6%, with a median growth rate of 4%. These analysts have also forecasted 2006 industry sales growth to range from positive 3% to positive 9%, with a median growth rate of 7%. The strength of the semiconductor industry is dependent primarily upon the strength of the computer and communications systems markets as well as the strength of the worldwide economy.
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
     We currently expect sales for the third quarter of 2005 to be approximately 8% to 10% higher than sales for the second quarter of 2005 based on rising customer forecasts for a broad range of existing package products and also for turnkey flipchip and wafer level packaging programs that have resulted from our Unitive acquisition and IBM collaboration. We expect third quarter gross margin in the range of 15% to 16% and net loss in the range of 18 to 22 cents per share. Profitability remains constrained by the combined effects of continued pricing pressure and a significant ramp in capital and factory resources being deployed to support anticipated business expansion for the remainder of 2005. We are budgeting third quarter capital additions of approximately $90 million, primarily in key growth areas associated with the strategic initiatives we put in place in 2004.
     Our profitability is significantly dependent upon the utilization of our capacity, product mix and the average selling price of our services. Because a substantial portion of our costs at our factories is fixed, relatively minor increases or decreases in capacity utilization rates can have a significant effect on our profitability. Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages, by negotiating lower prices with our material vendors, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. Supply shortages for critical components may occur in the future and in such an event, component prices could increase. If we continue to absorb component price increases, gross margin could be negatively impacted. In addition, the average price of gold has been increasing over the past few years. Although we have been able to partially offset the effect of gold price increases through price adjustments to customers and changes in our product designs, gold prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.
Results of Operations
Overview
     Sales for the second quarter of 2005 were up 17% sequentially and down 1% from the second quarter of 2004. Gross margin for the three and six months ended June 30, 2005 was lower than the prior periods of 2004 due to the impact of an increased fixed cost structure attributable to our 2004 capacity expansion and growth initiatives, erosion of average selling prices for our products and higher labor and utility costs. We will continue to see the effects of the increased cost structure on our margins until we realize the revenue growth we anticipate from these investments, our average selling prices increase as a result of capacity constraint in our industry and more favorable product and customer mix.
     Our 2005 first quarter results were significantly impacted by $50 million in charges related to the settlements of two mold compound litigation cases and the establishment of a loss provision for the remaining two cases. As part of a broader settlement agreement reached among Fujitsu, Cirrus Logic Inc. and Sumitomo Bakelite Co., we agreed to pay Fujitsu $40 million in consideration of a release of all claims. In addition, as part of a broader settlement reached among all parties in the Seagate case, and in consideration of a release of all claims, we agreed to pay Seagate $5 million. We have accrued an additional $5 million loss contingency in connection with the two remaining epoxy mold litigation cases which we believe involve substantially smaller damage claims than the Fujitsu case. We will not realize any tax benefit from these charges as we currently establish a full valuation allowance for our domestic net operating loss carry-forwards and other deferred tax assets.
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	13.6	19.2	12.1	21.6
Operating income (loss)	(2.1)	5.9	(9.5)	8.0
Income (loss) before income taxes and minority interest	(10.6)	3.1	(18.8)	2.9
Net income (loss)	(10.7)	2.0	(18.9)	2.2
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net sales: Sales decreased $3.2 million or 0.6% to $489.3 million in the three months ended June 30, 2005 from $492.5 million in the three months ended June 30, 2004. Approximately 7.2% of the decrease was principally attributed to a decrease in overall unit volume. In addition, average selling prices for the three months ended June 30, 2005 declined approximately 4.5 % as compared to average selling prices in the three months ended June 30, 2004. The decrease in sales volume and average selling prices is partially offset by a favorable product mix.
     Gross Profit: Gross profit decreased $28.3 million, or 29.8% to a gross profit of $66.5 million in the three months ended June 30, 2005 from $94.8 million in the three months ended June 30, 2004. Our cost of sales consists principally of costs of materials, labor and manufacturing overhead.
     Gross margin decreased to 13.6% in the three months ended June 30, 2005 from 19.2% in the three months ended June 30, 2004. The decrease in gross profit margin of 5.6% is primarily due to the decrease in overall unit volume, erosion in average selling prices and higher manufacturing costs. Cost of sales increased 6.3% for the three months ended June 30, 2005 versus the three months ended June 30, 2004. Material costs rose 1.0% and manufacturing overhead increased due to increased depreciation expense associated with the significant capital additions in 2004 and 2005 and higher utility costs. Labor increased approximately 12.6% due to higher factory wages and increased use of overtime to manage production peaks. In addition, both labor and manufacturing overhead include costs associated with the ramp of the business acquired in 2004 in preparation for anticipated increasing production volumes in the second half of 2005.
     Selling, General and Administrative Expense: Selling, general and administrative expenses increased $10.9 million, or 19.6%, to $66.9 million, or 13.7% of net sales, in the three months ended June 30, 2005 from $55.9 million, or 11.4% of net sales, in the three months ended June 30, 2004. For the three months ended June 30, 2005 we experienced an increase of $1.6 million in our legal costs as a result of the mold compound litigation matters which were settled during the quarter, accrued $1.3 million for foreign business taxes and paid $0.7 million to settle our remaining lease obligation for office space we vacated in the second quarter of 2005 which supported our former corporate offices. In addition, approximately $3.1 million of the increase in selling, general and administrative expenses is the result of the acquisitions we made in the second half of 2004. The remaining increase of approximately $4.2 million is due to additional headcount, compensation costs and general business activity to support our overall business growth.

     Research and Development: Research and development expenses were $9.9 million for the three months ended June 30, 2005 and 2004, or 2.0% of net sales for both periods. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages, MEMS-based packages, stacked chip packages and System-in-Package technology.
     Other Expense: Other expense increased $28.2 million to $41.7 million for the three months ended June 30, 2005 from $13.5 million for the three months ended June 30, 2004. Interest expense increased by $5.0 million related to incurring additional debt in 2004 to finance our working capital and general corporate needs. Other expense (income), net, was $2.0 million in expense for the three months ended June 30, 2005 as compared to ($25.5) million of income for the three months ended June 30, 2004. Other expense, net for three months ended June 30, 2005 primarily reflects a $2.3 million impairment of our ASI investment as the decline in value was considered to be other than temporary. Other income, net for the three months ended June 30, 2004 primarily reflects a $21.6 million gain on the sale of ASI shares and a $3.4 million legal settlement gain related to our claims against a software vendor. In addition, we realized a net foreign currency gain of $1.8 million during the three months ended June 30, 2005 due to the strengthening of the U.S. dollar against the various Asian currencies as compared to a loss of $2.6 million for the three months ended June 30, 2004.
     Income Taxes: For the three months ended June 30, 2005, we recorded income tax expense of $1.4 million reflecting an effective tax rate of 2.7%, compared to $5.5 million for the three months ended June 30, 2004, reflecting an effective tax rate of 35.6%. Income tax expense for the three months ended June 30, 2005 and June 30, 2004 related to foreign withholding taxes and income taxes generated at our profitable foreign locations. We recorded a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the three months ended June 30, 2005, as we do not believe that we will be able to realize the related income tax benefits. We will begin to reverse the related valuation allowance once profitable operations resume at our various locations. As of June 30, 2005, we had U.S. net operating loss carry-forwards totaling $411 million expiring through 2025. Additionally, as of June 30, 2005, our Taiwanese and Singapore operations had $80 million and $10 million, respectively, of net operating losses available for carry-forward, expiring through 2010.
     The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the Internal Revenue Service commenced an examination related to years 2000 and 2001. In February 2005, we verbally agreed to a settlement in principle with the IRS for these years. As a component of the settlement, we agreed to make certain income adjustments to our U.S. tax returns in the years 2000 through 2003 for local attribution of income resulting from significant inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. These adjustments would effectively lower our U.S. net operating loss carry-forwards at December 31, 2004 by $52.7 million. This settlement agreement is not final until review and approval by the Congressional Joint Committee on Taxation, the timing of which is uncertain. We believe that we have estimated and provided adequate accruals for the additional taxes and interest expense that will result from these adjustments. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material adverse effect on our financial condition or results of operations, nor do we expect that examinations to be completed in the near term would have a material favorable impact. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Sales: Sales decreased $50.4 million or 5.3% to $906.8 million in the six months ended June 30, 2005 from $957.2 million in the six months ended June 30, 2004. Approximately 9.1% of the decrease was principally attributed to a decrease in overall unit volume. In addition, average selling prices for the six months ended June 30, 2005 declined approximately 4.0 % as compared to average selling prices in the six months ended June 30, 2004. The decrease in sales volume and average selling prices is partially offset by a favorable product mix.
     Gross Profit: Gross profit decreased $96.7 million, or 46.8% to a gross profit of $109.9 million in the six months ended June 30, 2005 from $206.6 million in the six months ended June 30, 2004. Our cost of sales consists principally of costs of materials, labor and manufacturing overhead.
     Gross margin decreased to 12.1% in the six months ended June 30, 2005 from 21.6% in the six months ended June 30, 2004. The decrease in gross profit margin of 9.5% is primarily due to the decrease in overall unit volume, erosion in average selling prices and higher manufacturing costs. Cost of sales increased 6.2% for the six months ended June 30, 2005 versus the six months ended June 30, 2004. Manufacturing overhead increased due to increased depreciation expense associated with the significant capital additions in 2004 and 2005 and higher utility costs. Labor costs were impacted by higher factory wages and increased overtime in the second quarter of 2005. In addition, both labor and manufacturing overhead include costs associated with the ramp of the business acquired in 2004 in preparation for anticipated increasing production volumes in the second half of 2005.
     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $17.9 million, or 16.4%, to $127.3 million, or 14.0% of net sales, in the six months ended June 30, 2005 from $109.4 million, or 11.4% of net sales, in the six months ended June 30, 2004. Approximately $6.1 million of the increase in selling, general and administrative expenses is the result of the acquisitions we made in the second half of 2004. Legal costs related to the mold compound litigation decreased $1.3 million for the six months ended June 30, 2005 as compared to the prior period. In addition, we paid $0.7 million to settle our remaining lease obligation for office space we vacated in the second quarter of 2005 which supported our former corporate offices and accrued $1.3 million for foreign business taxes. The remaining increase of approximately $11.1 million is due to additional headcount, compensation costs and general business activity to support our overall business growth.
     Research and Development: Research and development expenses were $18.8 million for the six months ended June 30, 2005 and 2004, or 2.0% of net sales for both periods. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages, MEMS-based packages, stacked chip packages and System-in-Package technology.
     Provision for Legal Settlements and Contingencies: For the six months ended June 30, 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation, as discussed in the Overview above. For the six months ended June 30, 2004, we recorded a provision of $1.5 million related to a tentative settlement on a mold compound litigation case (see Part II, Item 1. – Legal Proceedings for further discussion).
     Other Expense: Other expense increased $36.0 million to $84.6 million for the six months ended June 30, 2005 from $48.6 million for the six months ended June 30, 2004. Interest expense increased by $12.3 million related to incurring additional debt in 2004 to finance our working capital and general corporate needs. Other expense (income), net, was $2.2 million in expense for the six months ended June 30, 2005 as compared to $23.7 million of income for the six months ended June 30, 2004. Other expense, net for six months ended June 30, 2005 primarily reflects a $2.3 million impairment of our ASI investment as the decline in value was considered to be other than temporary. Other income, net for the six months ended June 30, 2004 primarily reflects a $21.6 million gain on the sale of ASI shares and a $3.4 million legal settlement gain related to our claims against a software vendor. In addition, we incurred $2.7 million of debt retirement costs associated with our refinancing in the first quarter of 2004.
     Income Taxes: For the six months ended June 30, 2005, we recorded income tax expense of $2.5 million reflecting an effective tax rate of 1.5%, as compared to an income tax expense of $7.0 million for the six months ended June 30, 2004, reflecting an effective tax rate of 25.0%. Income tax expense for the six months ended June 30, 2005 and 2004 related to foreign withholding taxes and income taxes generated at our profitable foreign tax jurisdictions. We recorded a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the six months ended June 30, 2005, as we do not believe that we will be able to realize the related income tax benefits. We will begin to reverse the related valuation allowance once profitable operations resume at our various locations.
Liquidity and Capital Resources
     Our primary cash needs are for debt service, equipment purchases and working capital. Our cash and cash equivalents balance as of June 30, 2005 was $228.2 million, and we had $29.7 million available under our $30.0 million senior secured credit facility. The amount available under our senior secured credit facility at June 30, 2005 was reduced by $0.3 million related to outstanding letters of credit. Cash flows from operations for the three and six months ended June 30, 2005 were negative due to the fact that gross profit generated during those periods was inadequate to cover operating expenses, as described in the Results from Operations above. In addition, we paid $45.0 million in legal settlements in the second quarter of 2005.
     Our 5.75% Convertible Subordinated Notes mature on June 1, 2006 at which time we will be required to repay the $233 million principal amount currently outstanding. We are evaluating various alternatives to refinance this obligation, which has been classified as a current liability in our consolidated balance sheet as of June 30, 2005. We expect to refinance these notes with the proceeds of one or more new issuances of debt and or equity. Assuming we are able to successfully refinance these notes in a timely manner, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to fund our debt service, working capital and equipment purchases over the next twelve months.
     We cannot assure you that funds to refinance the 5.75% Convertible Subordinated Notes or our other outstanding debt will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. In May 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results. In addition, this sufficiency of our available cash is dependent on our business performing in line with our current expectations. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed in our Risk Factors filed in our Annual Report on Form 10-K/A for the year ended December 31, 2004.
     We are currently budgeting third quarter capital additions of approximately $90 million and project 2005 capital additions in the range of $250 million and $300 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing.
     Cash flows
     Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2005 and 2004 were as follows:

	For the Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Operating activities	$(17,713)	$149,793
Investing activities	(123,954)	(245,114)
Financing activities	(1,994)	77,145
     Operating activities: Our cash flows from operating activities for the six months ended June 30, 2005 decreased $167.5 million to net cash used of ($17.7) million over the comparable prior year period. Our cash flows from operating activities decreased as a result of a decrease in net income of $192.4 million over the comparable prior year period. Our trade receivables increased by $29.4 million due to the increase in sales as compared to the fourth quarter of 2004 and our days sales outstanding increased by 4 days due to slower payments by our customers. In addition, our accounts payable increased by $95.6 million as a result of more efficient cash management and longer payment terms associated with capital equipment purchases. Accrued liabilities decreased by $15.2 million primarily as a result of a $17.3 million payment for a building which we purchased in 2004.
     Our working capital decreased to negative $73.4 million as of June 30, 2005 as compared to a positive $347.0 million as of December 31, 2004. In addition to the working capital items discussed above, the decrease in working capital is also due to (1) the reclassification of the $233.0 million, 5.75% Convertible subordinated notes as a current liability which matures in June 2006, (2) the payment of $45 million in legal settlements and (3) the payment of $124 million for capital expenditures during the six months ended June 30, 2005.
     Investing activities: Our cash flows used in investing activities for the six months ended June 30, 2005 decreased by $121.2 million over the comparable prior year period, to $124.0 million, primarily due to a $159.8 million decrease in payments for property, plant and equipment from $284.2 million in the six months ended June 30, 2004 to $124.4 million in the six months ended June 30, 2005. In addition, during the six months ended June 30, 2004 we paid $34.0 million related to business acquisitions. The cash outflows during the six months ended June 30, 2004 were offset by cash proceeds from the collection of an $18.6 million note receivable and an increase of proceeds from our net sales of investments and fixed assets of $54.4 million.
     Financing activities: Our net cash used in financing activities for the six months ended June 30, 2005 was $2.0 million, as compared to $77.1 million of cash provided by financing activities for the six months ended June 30, 2004. The net cash flows from financing activities for 2004 reflect the March 2004 issuance of $250.0 million of senior notes due 2011. The net proceeds to us were $245.2 million and these proceeds were used to repay the balance outstanding under our senior secured term loan of $168.7 million.
     We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by (used in) operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by generally accepted accounting principles and our definition of free cash flow may not be comparable to similar companies. We believe free cash flow provides our investors and analyst’s useful information to analyze our liquidity and capital resources.

	For the Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(11,271)	$52,455
Less: Payments for property, plant and equipment	(57,685)	(140,331)

Free cash flow	$(68,956)	$(87,876)

	For the Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(17,713)	$149,793
Less: Payments for property, plant and equipment	(124,397)	(284,182)

Free cash flow	$(142,110)	$(134,389)

Debt and Related Covenants
     Debt remained relatively flat at $2,092.0 million as of June 30, 2005 compared to $2,093.0 million at December 31, 2004. During the second quarter of 2005 one of our Taiwanese subsidiaries entered into a one year revolving line of credit agreement for borrowings up to approximately $1.9 million and a new term debt agreement in the amount of $12.7 million which was used to repay existing term debt.
     We were in compliance with all debt covenants contained in our loan agreements at June 30, 2005, and have met all debt payment obligations. Additional details about our debt are available in Note 9 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Capital Additions
     Our second quarter capital additions were $115 million and we have budgeted third quarter capital additions of approximately $90 million. We expect that our full year 2005 capital additions will be in the range $250 million and $300 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the condensed consolidated statements of cash flows to property, plant and equipment additions as reflected in the balance sheets:

	For the Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$124,397	$284,182
Increase in property, plant and equipment accounts payable and accrued liabilities, net	37,118	10,475

Property, plant and equipment additions	$161,515	$294,657

Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of June 30, 2005.
Contingencies, Indemnifications and Guarantees
     Details about the company’s contingencies, indemnifications and guarantees are available in Note 12 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. During the six months ended June 30, 2005, there have been no significant changes in our critical accounting policies.
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
     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at June 30, 2005 and December 31, 2004, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korea	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
	(In thousands)
As of June 30, 2005	$(3,147)	$1,992	$(15,970)	$2,242	$(823)
As of December 31, 2004	$(2,266)	$1,878	$(2,740)	$304	$(1,980)
     Interest Rate Risks
     Our company has interest rate risk with respect to our long-term debt. As of June 30, 2005, we had a total of $2,092.0 million of debt of which 84.1% was fixed rate debt and 15.9% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of June 30, 2005, but which had been reduced by $0.3 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.
     The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2005.

	June 30, 2005
	(In thousands)							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt:
Fixed rate debt	$254,633	$3,099	$148,945	$473,784	$205,563	$673,554	$1,759,578	$1,590,550
Average interest rate	5.7%	3.7%	5.0%	9.2%	10.3%	7.5%	7.8%

Variable rate debt	$25,417	$1,360	$1,420	$1,190	$1,226	$301,825	$332,438	$336,188
Average interest rate	0.9%	3.3%	3.9%	4.2%	4.2%	8.2%	7.6%
Equity Price Risks
     Our outstanding 5.75% convertible subordinated notes due 2006 and 5% convertible subordinated notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We currently intend to repay our convertible subordinated notes upon maturity, unless earlier converted, repurchased or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings would include an additional charge.
     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control over Financial Reporting
     To remediate the material weakness in Amkor’s internal control over financial reporting disclosed in Form 10-Q/A for the period ended March 31, 2005, management implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure payments for capital expenditures are properly reflected in the condensed consolidated statement of cash flows in accordance with SFAS 95. We believe these changes will be effective in remediating the material weakness.
     We are implementing a new Enterprise Resource Planning (“ERP”) system at certain locations, and in that process, we expect there could be future changes at these locations that will materially affect our internal control over financial reporting.
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
Epoxy Mold Compound Litigation
     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of the two pending matters, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.
     Fujitsu Limited v. Cirrus Logic, Inc., et al.
     On April 16, 2002, we were served with a third-party complaint in an action entitled Fujitsu Limited v. Cirrus Logic, Inc., in the United States District Court for the Northern District of California, San Jose Division. Subsequently, substantially the same case was filed in the Superior Court of California, Santa Clara County, and the United States District Court case was stayed. In this action, Fujitsu Limited (“Fujitsu”) alleged that semiconductor devices it purchased from Cirrus Logic, Inc. (“Cirrus Logic”) were defective in that a certain epoxy mold compound manufactured by Sumitomo Bakelite and Sumitomo Plastics America, Inc. (“Sumitomo Plastics” and collectively with Sumitomo Bakelite, the “Sumitomo Bakelite Parties”) and used by us in the manufacture of the chip caused a short circuit which rendered Fujitsu disk drive products inoperable. Cirrus Logic, in response, denied the allegations of the complaint, cross-complained against Fujitsu for unpaid invoices, and filed its cross-complaint against us alleging that any liability for chip defects should be assigned to us because we assembled the subject semiconductor devices. We filed a cross-complaint against Sumitomo Bakelite asserting claims for breach of warranties and indemnification.
     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, Sumitomo Bakelite and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005. The $40 million was paid during the second quarter of 2005.
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
     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005. The $5 million was paid during the second quarter of 2005.
     Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al.
     In April 2003, we were served with a cross-complaint in an action between Maxtor Corporation (“Maxtor”) and Koninklijke Philips Electronics (“Philips”) in the Superior Court of California, Santa Clara County. Philips’ cross-complaint sought indemnification from us for any damages incurred from the claims by Maxtor involving the allegedly defective epoxy mold compound manufactured by Sumitomo Bakelite. Philips subsequently filed a cross-complaint directly against the Sumitomo Bakelite Parties, alleging, among other things, that the Sumitomo Bakelite Parties breached their contractual obligations to both us and Philips by supplying a defective mold compound resulting in the failure of certain Philips semiconductor devices. We denied all liability in this matter and also asserted a cross-complaint against Sumitomo Bakelite. The Sumitomo Bakelite Parties denied any liability. Maxtor and Philips reached a settlement of Maxtor’s claims against Philips on or about April 28, 2004 in which, reportedly, Philips agreed to pay Maxtor $24.8 million. On October 15, 2004, we and Sumitomo Bakelite reached a settlement agreement whereby Sumitomo Bakelite agreed to indemnify us for any damages awarded to Philips in excess of $3.5 million. In exchange, we dismissed our cross-claims against Sumitomo Bakelite. Trial of this matter before a jury began on October 18, 2004 and closing arguments were heard on November 29, 2004. On December 1, 2004, the Court and the jury rendered verdicts in our favor related to all of Philips’ claims against us. By those verdicts, we were exonerated of all alleged liability. The jury’s verdict further determined the Sumitomo Bakelite Parties’ share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips.
     We recorded a charge of $1.5 million related to the above matter during the three months ended March 31, 2004. However, in response to the December 1, 2004 verdict, we reversed this charge during the three months ended December 31, 2004.
Pending Epoxy Mold Litigation
     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following two pending claims. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the six months ended June 30, 2005.

     Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al.
     In September 2003, we were served with an amended complaint filed by Fairchild Semiconductor Corporation (“Fairchild”) against us, the Sumitomo Bakelite Parties and Sumitomo Bakelite Singapore Pte. Ltd. (collectively with the Sumitomo Bakelite Parties, the “Sumitomo Bakelite Defendants”) in the Superior Court of California, Santa Clara County. The amended complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Fairchild’s semiconductor packages. We answered Fairchild’s amended complaint, denying all liability, and filed a cross-complaint against Sumitomo Bakelite seeking indemnification.
     In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We have agreed to pay $3 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. We had previously accrued for this amount as part of the provision for legal settlements and contingencies in our Statement of Operations for the three months ended March 31, 2005. The $3 million settlement is expected to be paid during the third quarter of 2005.
     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.
     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us and the Sumitomo Bakelite Parties in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. We have asserted cross-claims against Sumitomo Bakelite for indemnification. Written discovery is ongoing, with depositions and expert discovery to follow. The Court has set a trial date of April 24, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.
Other Litigation
     Amkor Technology, Inc. v. Motorola, Inc.
     In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “‘133 and ‘278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
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
     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
     We entered into an intellectual property assignment agreement (“IPAA”) with Citizen Watch Co., Ltd. (“Citizen”) with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we are withholding final payment of 1.4 billion yen ($12.7 million based on the spot exchange rate at June 30, 2005).
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
     The arbitration hearing before the ICC on this matter was held in May 2005. A ruling by the ICC is expected by October 31, 2005.
     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $60.8 million based on the spot exchange rate at June 30, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We will file a response brief before the French Supreme Court on August 30, 2005.
     In response to the French lawsuit, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate and continue to challenge the lack of jurisdiction ruling.
     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
     In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC has ordered a new claims construction related to various disputed claim terms and has remanded the case to the ALJ for further proceedings. The ITC has subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party conception documents. The ITC has ordered the ALJ to issue the final Initial Determination by November 9, 2005 and has set a new date of February 9, 2006 for completion of the investigation. The District court action remains stayed pending completion of the ITC investigation.

     Other Matters
     In June 2004, the Securities and Exchange Commission (the “Commission”) informed us that it was conducting an informal inquiry into certain trading in Amkor securities. We believe that the inquiry relates to transactions in our securities by certain individuals, which may include certain insiders or former insiders. The primary focus of the inquiry appears to be activities during the first half of 2004. We have cooperated with the inquiry by voluntarily producing documents to the Commission and providing testimony. The Commission staff has not informed us of any conclusions of wrongdoing by any person or entity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

Exhibit
Number		Description of Exhibit
10.1	(1)	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.
10.2	(1)	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.
10.3	(1)	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.
10.4	(1)	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.
10.5	(2)	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005 among Amkor Technology, Inc. (“Amkor”), the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent.
10.6*
Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.

10.7*		Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Exhibit
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 18, 2005.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 27, 2005.

*	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE
Kenneth T. Joyce
Chief Financial Officer (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)

Date: August 8, 2005