Form 10-Q
period 2005-09-30
AMKOR TECHNOLOGY INC
filed 2005-11-08
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29472
AMKOR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-1722724 (I.R.S. Employer Identification Number)
1900 South Price Road
Chandler, AZ 85248
(480) 821-5000
(Address of principal executive offices and zip code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock as of November 1, 2005 was 176,715,732.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$549,641	$490,843	$1,456,457	$1,448,025
Cost of sales	459,297	403,076	1,256,220	1,153,635

Gross profit	90,344	87,767	200,237	294,390

Operating expenses:
Selling, general and administrative	59,582	55,103	186,913	164,525
Research and development	8,870	8,664	27,694	27,541
Provision for legal settlements and contingencies (Note 12)	—	—	50,000	1,500

Total operating expenses	68,452	63,767	264,607	193,566

Operating income (loss)	21,892	24,000	(64,370)	100,824

Other expense (income):
Interest expense, net	40,859	38,075	122,767	107,725
Foreign currency exchange loss	4,171	1,503	4,630	4,213
Other expense (income), net (Note 6)	394	(838)	2,635	(24,582)

Total other expense	45,424	38,740	130,032	87,356

Income (loss) before income taxes and minority interest	(23,532)	(14,740)	(194,402)	13,468
Minority interest	1,250	(1,266)	3,187	(1,621)

Income (loss) before income taxes	(22,282)	(16,006)	(191,215)	11,847
Provision (benefit) for income taxes	(2,865)	6,328	(325)	13,291

Net loss	$(19,417)	$(22,334)	$(190,890)	$(1,444)

Per share data:
Basic and diluted net loss per common share	$(0.11)	$(0.13)	$(1.08)	$(0.01)

Shares used in computing basic loss per common share	176,715	175,717	176,271	175,216

Shares used in computing diluted loss per common share	176,715	175,717	176,271	175,216

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$159,518	$372,284
Accounts receivable:
Trade, net of allowance of $6,342 in 2005 and $5,074 in 2004	325,117	265,547
Other	6,336	3,948
Inventories, net (Note 3)	133,370	111,616
Other current assets	33,885	32,591

Total current assets	658,226	785,986

Property, plant and equipment, net (Note 4)	1,424,727	1,380,396
Goodwill (Note 5)	653,955	656,052
Intangibles, net (Note 5)	40,574	47,302
Investments (Note 6)	10,439	13,762
Other assets	48,139	81,870

Total assets	$2,836,060	$2,965,368

Liabilities and Stockholders’ Equity

Current liabilities:
Bank overdraft	$—	$102
Short-term borrowings and current portion of long-term debt (Note 9)	303,349	52,147
Trade accounts payable	287,745	211,706
Accrued expenses (Note 7)	130,979	175,075

Total current liabilities	722,073	439,030

Long-term debt (Note 9)	1,807,834	2,040,813
Other non-current liabilities	131,168	109,317

Total liabilities	2,661,075	2,589,160

Commitments and contingencies (Note 12)

Minority interest	3,223	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized issued and outstanding of 176,716 in 2005 and 175,718 in 2004	178	176
Additional paid-in capital	1,326,315	1,323,579
Accumulated deficit	(1,159,962)	(969,072)
Accumulated other comprehensive income	5,231	14,846

Total stockholders’ equity	171,762	369,529

Total liabilities and stockholders’ equity	$2,836,060	$2,965,368

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(190,890)	$(1,444)
Depreciation and amortization	184,711	169,164
Other non-cash items	6,663	(6,198)
Changes in assets and liabilities excluding effects of acquisitions	(3,777)	70,685

Net cash (used in) provided by operating activities	(3,293)	232,207

Cash flows from investing activities:
Payments for property, plant and equipment	(226,442)	(406,229)
Acquisition, net of cash acquired	—	(63,538)
Proceeds from the sale of property, plant and equipment	530	7,023
Proceeds from the sale of investments	—	49,409
Proceeds from note receivable	—	18,627

Net cash used in investing activities	(225,912)	(394,708)

Cash flows from financing activities:
Net change in bank overdrafts	(102)	4,115
Borrowings under a revolving credit facility	127,494	190,900
Payments under a revolving credit facility	(116,811)	(189,907)
Proceeds from the issuance of debt and capital leases	43,586	252,175
Payments for debt issuance costs	—	(4,059)
Payments on long-term debt, including redemption premium payment in 2004	(38,036)	(178,103)
Proceeds from issuance of stock through stock compensation plans	2,738	6,394

Net cash provided by financing activities	18,869	81,515

Effect of exchange rate fluctuations on cash and cash equivalents	(2,430)	(962)

Net decrease in cash and cash equivalents	(212,766)	(81,948)
Cash and cash equivalents, beginning of period	372,284	313,259

Cash and cash equivalents, end of period	$159,518	$231,311

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$124,825	$96,210
Income taxes	$(501)	$22,114
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Interim Financial Statements
     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of September 30, 2005 and for the three and nine months ended September 2005 and 2004 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2004 filed on Form 10-K/A with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.
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
     Income Taxes. For the three and nine months ended September 30, 2005, our income tax benefit was ($2.9 million) and ($0.3 million), reflecting an effective tax rate of (12.2%) and (0.2%), respectively. For the three and nine months ended September 30, 2004, our income tax expense was $6.3 million and $13.3 million, reflecting an effective tax rate of 42.9% and 98.7%, respectively. Our effective tax rates for the three and nine months ended September 30, 2005 and 2004 differ significantly from the U.S. statutory tax rate of 35% primarily due to net operating losses in the U.S. and in certain foreign jurisdictions which we can not use to offset taxable income in other foreign jurisdictions. The tax benefit for the three and nine months ended September 30, 2005 is driven by a $2.4 million net tax benefit realized as a result of finalization of the Internal Revenue Service’s (“IRS”) audits of our U.S. federal income tax returns for the years 2000 and 2001 and lower forecasted taxes in Japan due principally to charges related to manufacturing overhead reductions. These benefits are partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our tax expense for the three and nine months ended September 30, 2004 related primarily to foreign withholding taxes, income taxes at our profitable foreign locations, and a tax provision of $6.5 million recorded in connection with new guidance issued by tax authorities in the third quarter of 2004 relating to certain of our foreign operations.
     We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. Our tax returns have been examined by the applicable tax authorities through 1998 in the Philippines, through 2000 in Taiwan, through 2001 in the U.S., and through 2002 in Japan. The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination.
     During 2003, the IRS commenced an examination of our U.S. federal income tax returns relating to years 2000 and 2001. In September 2005, the Congressional Joint Committee on Taxation approved the settlement of our IRS examination of the years 2000 and 2001. As a component of the settlement, we agreed to make certain income adjustments to our U.S. federal income tax returns in the years 2000 through 2003 for local attribution of income resulting from inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. The IRS’ adjustments for the years 2000 and 2001 lowered our U.S. net operating loss carry-forwards at December 31, 2004 by $29.2 million. As a result of the finalization of this IRS examination, we reduced our U.S. deferred tax assets by $25.0 million and our U.S. accrued income taxes by $27.4 million, resulting in a net tax benefit of $2.4 million during the three months ended September 30, 2005.
     During 2005, the IRS also commenced an examination of our U.S. federal income tax returns relating to years 2002 and 2003. The IRS is performing a limited scope examination, primarily reviewing inter-company transfer pricing and cost-

sharing issues carried over from the 2000 and 2001 examination cycle. There will be no impact to our consolidated statements of operations as a result of decreasing our U.S. net operating loss carry-forwards as we carry a full valuation allowance against our deferred tax assets.
     Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material adverse effect on our financial condition or results of operations or cash flows. Additionally, we do not expect that examinations to be completed in the near term would have a material favorable impact. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.
     Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our consolidated balance sheet, statements of operations or shareholders’ equity.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not anticipate that the adoption of FIN 47 will have a material impact on our consolidated balance sheet, statements of operations or shareholders’ equity.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123R to January 1, 2006 for calendar year companies. We intend to adopt this statement on the new effective date and have not yet determined the method of adoption.
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
     We are currently reviewing the effect SFAS No. 123R will have on our financial statements; however, we believe the impact to our net income (loss) may be material and will be determined by the number of options that we grant in the future. In August 2004 we accelerated the vesting of all outstanding employee stock options, thereby eliminating charges to our future statements of operations related to these stock options. We undertook the acceleration to enhance employee morale and to help retain high-potential individuals in the face of a downturn in our industry conditions.
     Stock Compensation. We apply APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, to our stock option plans. No compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, Accounting for Stock-Based Compensation, our reported net loss and per share amounts would have been increased. The following table illustrates the effect on net loss and per share amounts if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(19,417)	$(22,334)	$(190,890)	$(1,444)
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(1,181)	(47,280)	(2,266)	(62,737)

Pro forma net loss	$(20,598)	$(69,614)	$(193,156)	$(64,181)

Loss per share:
Basic and diluted:
As reported	$(0.11)	$(0.13)	$(1.08)	$(0.01)
Pro forma	$(0.12)	$(0.40)	$(1.10)	$(0.37)
     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three and Nine Months Ended September 30,
	2005	2004
Expected life (in years)	4	4
Risk-free interest rate	4.1%	3.2%
Volatility	86.9%	97.0%
Dividend yield	—	—
2. Comprehensive Loss

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(19,417)	$(22,334)	$(190,890)	$(1,444)
Unrealized loss on investments, net of tax	(662)	(2,302)	(3,319)	(11,741)
Adjustment for losses included in net loss	672	—	2,999	—
Foreign currency translation gain (loss), net of tax	(7,901)	(338)	(9,295)	778

Total comprehensive loss	$(27,308)	$(24,974)	$(200,505)	$(12,407)

3. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and purchased components	$124,652	$114,808
Work-in-process	32,116	21,150
Finished goods	653	960

	157,421	136,918
Inventory reserve	(24,051)	(25,302)

	$133,370	$111,616

4. Property, Plant and Equipment
     Property, plant and equipment consist of the following :

	September 30,	December 31,
	2005	2004
	(In thousands)
Land	$111,361	$112,009
Land use rights	19,945	19,945
Buildings and improvements	651,444	633,528
Machinery and equipment	2,091,906	1,953,392
Furniture, fixtures and other equipment	166,214	165,446
Construction in progress	107,389	102,952

	3,148,259	2,987,272
Less: Accumulated depreciation and amortization	(1,723,532)	(1,606,876)

	$1,424,727	$1,380,396

The following table reconciles our payments for property, plant and equipment as presented on the condensed consolidated statements of cash flows to property, plant and equipment additions as reflected in the balance sheets:

	For the Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$226,442	$406,229
Increase (decrease) in property, plant and equipment accounts payable and accrued liabilities, net	7,243	(38,151)

Property, plant and equipment additions	$233,685	$368,078

5. Goodwill and Intangibles
     The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2004	$656,052
Translation adjustments	(2,097)

Balance as of September 30, 2005	$653,955

     Intangibles as of September 30, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	$73,357	$(39,757)	$33,600
Customer relationship and supply agreement	8,858	(1,884)	6,974

	$82,215	$(41,641)	$40,574

     Intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	$72,973	$(33,595)	$39,378
Customer relationship and supply agreement	8,858	(934)	7,924

	$81,831	$(34,529)	$47,302

     Amortization expense was $2.4 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $7.1 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     Based on the amortizing assets recognized in our balance sheet at September 30, 2005, amortization expense for each of the next five fiscal years is estimated as follows:

(In thousands)
2005 (remaining)	$2,354
2006	9,458
2007	9,455
2008	9,455
2009	4,548
6. Investments
     Investments consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Marketable securities classified as available for sale:
DongbuAnam Semiconductor, Inc. (ownership of 2% at September 30, 2005 and December 31, 2004)	$9,615	$12,940
Other marketable securities classified as available for sale	727	722

Total marketable securities	10,342	13,662
Other investments	97	100

	$10,439	$13,762

     During the second quarter and third quarter of 2005 we recorded an impairment of $2.3 million and $0.7 million, respectively, associated with our investment in DongbuAnam Semiconductor Inc., formerly Anam Semiconductor, Inc. (“ASI”), as the decline in value of this investment was considered to be other than temporary.
     We currently expect to record, in the fourth quarter, an additional impairment in our equity investment in ASI in connection with the decline in ASI’s market value subsequent to September 30, 2005 following ASI’s announced proposal to restructure its capitalization. At the end of the fourth quarter we will make a final determination as to the extent of this impairment.

     During the second quarter of 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million, or $4.91 per share. The pre-tax gain related to this transaction was $21.6 million, net of $0.3 million of transaction costs.
7. Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Accrued income taxes	$12,993	$35,387
Accrued payroll	28,727	25,648
Accrued interest	33,214	34,547
Other accrued expenses	56,045	79,493

	$130,979	$175,075

8. Restructuring
     During the third quarter of 2004, we commenced efforts to relocate certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we recorded $1.2 million in severance and related costs. Of this $1.2 million, we recorded a charge of $0.9 million to selling, general and administrative expenses during 2004, and we charged the remaining $0.3 million to selling, general and administrative expenses during the first quarter of 2005. During the nine months ended September 30, 2005, we paid out $1.2 million in severance benefits.
     During the third quarter of 2005, we terminated the operations of Semisys, a Korean-based subsidiary which produced molds and other equipment used in semiconductor packaging. We recorded a charge of $3.5 million related to this shut-down, of which $3.0 million impacted gross margin and $0.5 million was recorded in selling, general and administrative expenses. The charges were related to the write-down of assets and the accrual of shut-down costs and severance benefits in excess of the severance plan descried in Footnote 10, Pension and Severance Plans. All severance benefits were paid in October 2005.
     Also during the third quarter of 2005, we seconded (temporarily assigned) excess manufacturing labor force at our Japanese subsidiary to one of our customers. This resulted in a charge of $3.8 million, with $3.4 million charged to cost of goods sold and the remaining $0.4 million charged to selling, general and administrative expenses. The charge represents wage and benefit costs in excess of the reimbursement from the customer.
9. Debt
     The major components of debt consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Senior secured credit facilities:
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007	$—	$—
Second Lien Term loan, LIBOR plus 4.5% due October 2010	300,000	300,000
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,606	248,454
10.5% Senior subordinated notes due May 2009	200,000	200,000
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	233,000	233,000
5% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Notes payable	—	15,675
Other debt	87,655	53,909

	2,111,183	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(303,349)	(52,147)

	$1,807,834	$2,040,813

     We have a significant amount of indebtedness and expect this will continue for the foreseeable future. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service debt and interest payments.
     On October 23, 2005, our board of directors authorized management to proceed with several financing initiatives:
•	We are working to place $100.0 million of convertible subordinated notes entirely subscribed by Amkor’s chairman and chief executive officer, Mr. James J. Kim, on terms to be approved by a majority of the independent members of the board of directors, and subject to a fairness opinion by a recognized investment banking firm. The entire proceeds will be used to purchase a portion of our 5.75% Convertible Subordinated Notes due June 1, 2006 (“2006 Convertible Subordinated Notes”).

•	We are in negotiations to replace our existing $30.0 million revolving credit facility with a $100.0 million first-lien revolving lending facility. The new revolver would be contingent upon completion of the private financing with Mr. James J. Kim and would be available, if needed, to retire our 2006 Convertible Subordinated Notes at maturity.

•	We are in negotiations to raise approximately $100 million in Asia to support our operating cash requirements, including capital expenditures, in that region. During the third quarter, we received NT$1.0 billion (approximately $31.0 million), included in Other Debt in the table above, from an interim financing with a group of Taiwanese banks in connection with the syndication of a NT$1.8 billion (approximately $53.0 million) secured term loan. The syndication should be completed by early December, at which point the interim financing would be repaid.
     Our 2006 Convertible Subordinated Notes mature on June 1, 2006 at which time we will be required to repay the principal amount. Assuming we are able to successfully complete the financing initiatives described above that would partially be used to repay the 2006 Convertible Subordinated Notes, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to fund our debt service, working capital and equipment purchases over the next twelve months.
     If we are not able to complete the contemplated financing transactions, we cannot assure you that funds to repay or refinance the 2006 Convertible Subordinated Notes or our other outstanding debt will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. In May, August, and November 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results. In addition, the sufficiency of our available cash is dependent on our business performing in line with our current expectations. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under Risk Factors that May Affect Future Operating Performance (see Part I, Item 3. – Quantitative and Qualitative Disclosures about Market Risk).
     On April 22, 2003, we entered into a $200.0 million senior secured credit facility consisting of a $170.0 million term loan maturing January 31, 2006 (the “2006 Term Loan”) and a $30.0 million revolving line of credit that was available through October 2005. The funds available under this credit facility were used to repay a $96.9 million term loan previously outstanding and for general corporate purposes. In March 2004, with the proceeds from our 7.125% senior notes (discussed further below), we satisfied in full the 2006 Term Loan, which carried a balance of $168.7 million. In connection with the satisfaction of the 2006 Term Loan, we recorded charges during the first quarter of 2004 of $1.7 million for the associated premiums paid and $1.0 million for the write-off of associated unamortized deferred debt issuance costs.
     In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which is available through June 2007, replaced our prior $30.0 million secured revolving line of credit which was scheduled to mature on October 31, 2005. At September 30, 2005, there was $29.7 million available under this Facility. As of September 30, 2005, we have outstanding $0.3 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances. This facility will be replaced with a $100.0 million revolving lending facility described above if we complete the contemplated transactions.

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
     At September 30, 2005 we were in compliance with all debt covenants contained in our loan agreements and have met all debt payment obligations.
     At September 30, 2005 our other debt primarily relates to the debt of our foreign subsidiaries in the amount of $82.8 million. The significant components of other debt include term debt, a bridge loan and revolving lines of credit which are on par with our senior unsubordinated debt. During the third quarter, we received NT$1.0 billion (approximately $31.0 million) from an interim financing with a group of Taiwanese banks in connection with the syndication of a NT$1.8 billion (approximately $53.0 million) secured term loan. The syndication should be completed by early December, at which point the interim financing would be repaid. Our Taiwanese subsidiaries have various amounts of term debt maturing between 2007 and 2010. These debt instruments do not include significant financial covenants. During the second quarter of 2005 one of our Taiwanese subsidiaries entered into a one year revolving line of credit agreement for borrowings up to approximately $1.9 million and a new term debt agreement in the amount of $12.7 million which was used to refinance existing term debt. The term loan is due in the fourth quarter of 2010 and is collateralized by real property and capital equipment. The term loan requires monthly interest payments and 10 equal semi-annual payments of principal starting in May 2006. The interest rate on the term loan is 1.2% over the Primary Market Commercial Paper fixed rate as defined by the terms of the agreement. As of November 1, 2005 the interest rate was 2.8%.
     One of our Japanese subsidiaries utilizes revolving lines of credit for working capital purposes and term debt for equipment financing. These revolving lines of credit are due in the fourth quarter of 2005 and the first quarter of 2006 and we expect to extend the agreement, repay or refinance the amount owed. As of September 30, 2005 there was $24.7 million outstanding under the revolving line of credit.
     In September 2005 our Philippine subsidiary entered into a one year revolving line of credit for general working capital purposes. The revolving line of credit is due in the third quarter of 2006 and we expect to extend the agreement, repay or refinance the amount owed. As of September 30, 2005 there was $5.3 million outstanding under the revolving line of credit.
10. Pension and Severance Plans
     Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$1,934	$1,143	$5,041	$3,436
Interest cost on projected benefit obligation	566	418	1,617	1,253
Expected return on plan assets	(362)	166	(999)	638
Amortization of transition obligation	41	26	119	77
Recognized gain (loss)	12	(407)	36	(1,361)

Total pension expense	$2,191	$1,346	$5,814	$4,043

     For the three and nine months ended September 30, 2005, $0.3 million and $0.8 million, respectively, was contributed to fund the pension plans. We presently anticipate contributing $4.4 million in 2005 to fund the pension plans.
     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended September 30, 2005 and 2004, the provision recorded for severance benefits was $5.9 million and $5.6 million, respectively. For the nine months ended September 30, 2005 and 2004, the provision recorded for severance benefits was $19.6 million and $15.3 million, respectively. The balance recorded in long-term liabilities for accrued severance was $110.6 million and $92.0 million at September 30, 2005 and December 31, 2004, respectively. During September 2005, the $1.3 million of severance benefits due to Semisys employees was reclassified to accounts payable. This amount was paid in October 2005.
11. Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the three and nine months ended September 30, 2005, we excluded from the computation of diluted earnings per share 17.1 million and 9.2 million of outstanding options and convertible notes for common stock, respectively, potentially dilutive securities which would have an antidilutive effect on EPS due to our net loss for the periods. For the three and nine months ended September 30, 2004, we excluded from the computation of diluted earnings per share 15.8 million and 9.2 million of outstanding options and convertible notes for common stock, respectively, potentially dilutive securities which would have an antidilutive effect on EPS.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Weighted average common shares	176,715	175,717	176,271	175,216
Effect of dilutive stock options	—	—	—	—

Weighted average shares applicable to diluted earnings per share	176,715	175,717	176,271	175,216

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
Epoxy Mold Compound Litigation
     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of the pending matter, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.
Resolved Epoxy Mold Compound Litigation
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
     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, the Sumitomo Bakelite Parties and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40.0 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $40.0 million was paid during the second quarter of 2005.
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

     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5.0 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $5.0 million was paid during the second quarter of 2005.
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
     In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We agreed to pay $3.0 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. The $3.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $3.0 million was paid during the third quarter of 2005.
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
Pending Epoxy Mold Compound Litigation
     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following pending claim. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005.
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
     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. A trial date has been set for December 5, 2005. We believe it is likely that we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we will have recourse in the Delaware Supreme Court.
     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
     We entered into an Intellectual Property Assignment Agreement (“IPAA”) with Citizen with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under the License Agreement and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. The IPAA provided for a deferred payment of 1.4 billion yen (the “Deferred Payment”). Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we were withholding final payment of the Deferred Payment ($12.6 million based on the spot exchange rate at September 30, 2005).
     In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the Deferred Payment. We contended that we were rightfully withholding payment of the Deferred Payment in accordance with the terms of the IPAA.
     The arbitration hearing before the ICC on this matter was held in May 2005. In September 2005, the ICC ruled in favor of Citizen, and as a result we were required to pay Citizen the Deferred Payment, plus interest of approximately $300,000. We made payment to Citizen on September 30, 2005. The Deferred Payment was accrued as part of the purchase accounting.
     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME.

AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $60.8 million based on the spot exchange rate at September 30, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
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
Other Matters
     SEC Investigation
     The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain members of the board of directors and Amkor’s chief executive officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. The SEC has not informed Amkor of any conclusions of wrong doing by any person or entity. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against an officer or director of the Company, our business or the trading price of our common stock may be adversely impacted.

13. Related Party Transactions
     We are working to place $100.0 million of convertible subordinated notes entirely subscribed by Amkor’s chairman and chief executive officer, Mr. James J. Kim, on terms to be approved by a majority of the independent members of the board of directors, and subject to a fairness opinion by a recognized investment banking firm. The entire proceeds will be used to purchase a portion of our 5.75% Convertible Subordinated Notes due June 1, 2006.
     Mr. JooHo Kim is an executive officer of Amkor and a brother of Mr. James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2%, at September 30, 2005, of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended September 30, 2005 and 2004, purchases from Anam Information Technology, Inc. were $1.0 million and $0.0 million, respectively. For the nine months ended September 30, 2005 and 2004, purchases from Anam Information Technology, Inc. were $1.6 million and $1.2 million, respectively. Amounts due to Anam Information Technology, Inc. at September 30, 2005, and December 31, 2004 were not significant.
     Mr. JooHo Kim, together with his wife and children, own 96.1%, at September 30, 2005, of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended September 30, 2005 and 2004, purchases from Jesung C&M were $1.6 million and $1.6 million, respectively. For the nine months ended September 30, 2005 and 2004, purchases from Jesung C&M were $4.9 million and $4.8 million, respectively. Amounts due to Jesung C&M at September 30, 2005 and December 31, 2004 were $0.5 million and $0.5 million, respectively.
     Dongan Engineering Co., Ltd. is 100% owned by Mr. JooCheon Kim, a brother of Mr. James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. For the three months ended September 30, 2005 and 2004, purchases from Dongan Engineering Co., Ltd were $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2005 and 2004, purchases from Dongan Engineering Co., Ltd were $0.5 million and $2.3 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at September 30, 2005 and December 31, 2004 were not significant.
     We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. Mr. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7% at September 30, 2005. For the three months ended September 30, 2005 and 2004, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $3.1 million and $2.2 million, respectively. For the nine months ended September 30, 2005 and 2004, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $8.3 million and $10.2 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at September 30, 2005 and December 31, 2004 were $1.4 million and $0.0 million, respectively.
     We lease office space in West Chester, Pennsylvania from trusts related to Mr. James J. Kim. Amounts paid for this lease for the three months ended September 30, 2005 and 2004 were $0.0 million and $0.3 million, respectively. Amounts paid for this lease for the nine months ended September 30, 2005 and 2004, were $1.3 million and $0.8 million, respectively. For the three months ended September 30, 2005 and 2004, our sublease income includes $0.1 million and $0.1 million respectively, from related parties. For the nine months ended September 30, 2005 and 2004, our sublease income includes $0.4 million and $0.4 million respectively, from related parties. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. In the second quarter of 2005 we paid a lease termination fee of approximately $0.7 million. The sublease income has been assigned to the trusts as part of vacating the office space. We currently lease approximately 2,700 square feet of office space from these trusts.

14. Subsidiary Guarantors
     Payment obligations under our senior and senior subordinated notes (see Note 9), totaling $1,344.0 million, are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of Unitive, Inc., Unitive Electronics, Inc., Amkor International Holdings, L.L.C., Amkor Technology Limited, P-Four, L.L.C. and Amkor/Anam Pilipinas, L.L.C.
     Presented below is condensed consolidating financial information for the parent, Amkor Technology, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.

	Condensed Consolidating Balance Sheet
	September 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$71,954	$13,867	$73,697	$—	$159,518
Accounts receivable	172,256	54,216	104,981	—	331,453
Inventories	92,242	7,788	33,340	—	133,370
Other current assets	4,533	1,584	27,768	—	33,885

Total current assets	340,985	77,455	239,786	—	658,226

Inter-company	1,312,160	(187,156)	(1,125,004)	—	—
Property, plant and equipment, net	44,201	312,401	1,068,125	—	1,424,727
Investments	597,100	224,531	823,127	(1,634,319)	10,439
Goodwill	37,188	24,288	592,479	—	653,955
Intangible and other assets	45,866	3,245	39,602	—	88,713

Total assets	$2,377,500	$454,764	$1,638,115	$(1,634,319)	$2,836,060

Current liabilities:
Short term borrowings and current portion of long-term debt	$233,867	$5,445	$64,037	$—	$303,349
Other current liabilities	180,680	50,307	187,737	—	418,724

Total current liabilities	414,547	55,752	251,774	—	722,073

Long-term debt	1,790,479	—	17,355	—	1,807,834
Other non-current liabilities	712	13,270	117,186	—	131,168

Total liabilities	2,205,738	69,022	386,315	—	2,661,075

Minority interest	—	—	3,223	—	3,223
Total stockholders equity	171,762	385,742	1,248,577	(1,634,319)	171,762

Total liabilities and stockholders equity	$2,377,500	$454,764	$1,638,115	$(1,634,319)	$2,836,060

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Balance Sheet December 31, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable	125,927	30,835	112,733	—	269,495
Inventories	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986

Inter-company	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Investments	776,393	355,828	860,960	(1,979,419)	13,762
Goodwill	37,188	24,280	594,584	—	656,052
Intangible and other assets	84,436	6,888	37,848	—	129,172

Total assets	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	$14,965	$965	$36,217	$—	$52,147
Other current liabilities	177,339	32,680	176,864	—	386,883

Total current liabilities	192,304	33,645	213,081	—	439,030

Long-term debt	2,024,244	—	16,569	—	2,040,813
Other non-current liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,419	43,952	327,789	—	2,589,160

Minority interest	—	—	6,679	—	6,679
Total stockholders equity	369,529	658,543	1,320,876	(1,979,419)	369,529

Total liabilities and stockholders equity	$2,586,948	$702,495	$1,655,344	$(1,979,419)	$2,965,368

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended September 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$378,005	$141,913	$297,436	$(267,713)	$549,641
Cost of sales	337,933	125,537	260,562	(264,735)	459,297

Gross profit (loss)	40,072	16,376	36,874	(2,978)	90,344

Operating expenses:
Selling, general and administrative	23,590	16,477	22,494	(2,979)	59,582
Research and development	(3,286)	3,207	8,949	—	8,870

Total operating expenses	20,304	19,684	31,443	(2,979)	68,452

Operating income (loss)	19,768	(3,308)	5,431	1	21,892

Other expense (income):
Interest expense, net	23,853	1,718	15,288	—	40,859
Foreign currency loss (gain)	5,226	(343)	(712)	—	4,171
Other expense (income), net	11,851	(468)	1,507	(12,496)	394

Total other expense (income)	40,930	907	16,083	(12,496)	45,424

Income (loss) before income taxes and minority interest	(21,162)	(4,215)	(10,652)	12,497	(23,532)
Minority interest	—	—	1,250	—	1,250

Income (loss) before income taxes	(21,162)	(4,215)	(9,402)	12,497	(22,282)
Provision (benefit) for income taxes	(1,745)	80	(1,200)	—	(2,865)

Net income (loss)	$(19,417)	$(4,295)	$(8,202)	$12,497	$(19,417)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the three months ended September 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$333,188	$147,834	$244,719	$(234,898)	$490,843
Cost of sales	296,535	121,591	217,296	(232,346)	403,076

Gross profit (loss)	36,653	26,243	27,423	(2,552)	87,767

Operating expenses:
Selling, general and administrative	22,432	17,435	17,787	(2,551)	55,103
Research and development	(1,909)	2,578	7,996	(1)	8,664

Total operating expenses	20,523	20,013	25,783	(2,552)	63,767

Operating income (loss)	16,130	6,230	1,640	—	24,000

Other expense (income):
Interest expense, net	23,000	707	14,368	—	38,075
Foreign currency loss (gain)	975	(1)	529	—	1,503
Other expense (income), net	9,472	12,190	(5,496)	(17,004)	(838)

Total other expense (income)	33,447	12,896	9,401	(17,004)	38,740

Income (loss) before income taxes and minority interest	(17,317)	(6,666)	(7,761)	17,004	(14,740)
Minority interest	—	9	(1,275)	—	(1,266)

Income (loss) before income taxes	(17,317)	(6,657)	(9,036)	17,004	(16,006)
Provision (benefit) for income taxes	5,017	1,624	(313)	—	6,328

Net income (loss)	$(22,334)	$(8,281)	$(8,723)	$17,004	$(22,334)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the nine months ended September 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$989,778	$376,416	$796,650	$(706,387)	$1,456,457
Cost of sales	886,446	357,350	709,597	(697,173)	1,256,220

Gross profit (loss)	103,332	19,066	87,053	(9,214)	200,237

Operating expenses:
Selling, general and administrative	89,771	40,906	65,450	(9,214)	186,913
Research and development	(2,114)	7,553	22,255	—	27,694
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	137,657	48,459	87,705	(9,214)	264,607

Operating income (loss)	(34,325)	(29,393)	(652)	—	(64,370)

Other expense (income):
Interest expense, net	72,242	4,199	46,326	—	122,767
Foreign currency loss (gain)	5,530	22	(922)	—	4,630
Other expense (income), net	79,645	22,301	25,086	(124,397)	2,635

Total other expense (income)	157,417	26,522	70,490	(124,397)	130,032

Income (loss) before income taxes and minority interest	(191,742)	(55,915)	(71,142)	124,397	(194,402)
Minority interest	—	—	3,187	—	3,187

Income (loss) before income taxes	(191,742)	(55,915)	(67,955)	124,397	(191,215)
Provision (benefit) for income taxes	(852)	1,065	(538)	—	(325)

Net income (loss)	$(190,890)	$(56,980)	$(67,417)	$124,397	$(190,890)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Operations
	For the nine months ended September 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$954,937	$465,769	$742,106	$(714,787)	$1,448,025
Cost of sales	864,400	366,779	629,156	(706,700)	1,153,635

Gross profit (loss)	90,537	98,990	112,950	(8,087)	294,390

Operating expenses:
Selling, general and administrative	88,661	31,534	52,416	(8,086)	164,525
Research and development	3,004	5,470	19,068	(1)	27,541
Provision for legal settlements and contingencies	1,500	—	—	—	1,500

Total operating expenses	93,165	37,004	71,484	(8,087)	193,566

Operating income (loss)	(2,628)	61,986	41,466	—	100,824

Other expense (income):
Interest expense, net	64,440	1,814	41,471	—	107,725
Foreign currency loss (gain)	1,962	(89)	2,340	—	4,213
Other expense (income), net	(75,545)	13,911	(59,161)	96,213	(24,582)

Total other expense (income)	(9,143)	15,636	(15,350)	96,213	87,356

Income (loss) before income taxes and minority interest	6,515	46,350	56,816	(96,213)	13,468
Minority interest	—	9	(1,630)	—	(1,621)

Income (loss) before income taxes	6,515	46,359	55,186	(96,213)	11,847
Provision (benefit) for income taxes	7,959	3,374	1,958	—	13,291

Net income (loss)	$(1,444)	$42,985	$53,228	$(96,213)	$(1,444)

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the nine months ended September 30, 2005
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows (used in) provided by operating activities	$(47,786)	$(58,212)	$102,705	$—	$(3,293)

Cash flows from investing activities:
Payments for plant, property and equipment	(6,041)	(27,734)	(192,667)	—	(226,442)
Other investing activities	(153,379)	(2,585)	(21,096)	177,590	530

Net cash used in investing activities	(159,420)	(30,319)	(213,763)	177,590	(225,912)

Cash flows from financing activities:
Net change in bank overdrafts and revolving credit facility	(102)	5,300	5,383	—	10,581
Proceeds from issuance of long-term debt	—	—	43,586	—	43,586
Payments on long-term debt	(15,517)	(819)	(21,700)	—	(38,036)
Net proceeds from issuance of common stock	2,738	—	—	—	2,738
Other financing activities	24,389	71,700	81,501	(177,590)	—

Net cash provided by (used in) financing activities	11,508	76,181	108,770	(177,590)	18,869

Effect of exchange rate fluctuations on cash and cash equivalents	(40)	—	(2,390)	—	(2,430)

Net change in cash and cash equivalents	(195,738)	(12,350)	(4,678)		(212,766)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$71,954	$13,867	$73,697	$—	$159,518

14. Subsidiary Guarantors — (continued)

	Condensed Consolidating Statement of Cash Flows
	For the nine months ended September 30, 2004
	(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash flows (used in) provided by operating activities	$(191,410)	$181,528	$242,089	$—	$232,207

Cash flows from investing activities:
Payments for plant, property and equipment	(8,572)	(119,451)	(278,206)	—	(406,229)
Acquisitions, net of cash acquired	(13,963)	(11,603)	(37,972)	—	(63,538)
Proceeds from sale of investments	49,409	—		—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(84,519)	(34,559)	(13,027)	139,128	7,023

Net cash used in investing activities	(57,645)	(165,613)	(310,578)	139,128	(394,708)

Cash flows from financing activities:
Net change in bank overdraft and revolving credit facility	4,115	—	993	—	5,108
Proceeds from issuance of long-term debt	263,771	(14,640)	3,044	—	252,175
Payments for debt issuance costs	(4,059)	—	—	—	(4,059)
Payments on long-term debt, including redemption premium payment	(170,445)	(292)	(7,366)	—	(178,103)
Net proceeds from issuance of common stock	6,394	—	—	—	6,394
Other financing activities	49,351	3,000	86,777	(139,128)	—

Net cash provided by (used in) financing activities	149,127	(11,932)	83,448	(139,128)	81,515

Effects of exchange rate fluctuations on cash and cash equivalents	—	—	(962)	—	(962)

Net change in cash and cash equivalents	(99,928)	3,983	13,997	—	(81,948)
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$103,912	$30,173	$97,226	$—	$231,311

15. Subsequent Events
     In October 2005, we sold Amkor Test Services, a specialty test operation based in Wichita, Kansas. The selling price was $8.2 million, which included a $6.9 million cash payment at closing and a note in the amount of $1.3 million. We will recognize a pre-tax gain of approximately $4.4 million in the fourth quarter in connection with this sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins, operating performance and liquidity, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance.” The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2005 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.
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
     The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, and consumer, industrial, automotive and military applications. Our customers include, among others, Agilent Technologies, Altera Corp., Freescale Semiconductor, Inc., IBM Corporation, Intel Corporation, Samsung Electronics Corporation LTD, Sony Corporation, ST Microelectronics PTE, Texas Instruments Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers, some of whom can use us as a source of overflow capacity.
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
     Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events contemplated by the risks above will not occur. If they do, our business, financial condition, results of operations or cash flows could be materially adversely affected (see Part I, Item 3. - Quantitative and Qualitative Disclosures about Market Risk).
Results of Operations
Overview
     Sales for the third quarter of 2005 were up 12.3% sequentially and up 12.0% from the third quarter of 2004. Gross margin for the three months ended September 30, 2005 was lower than the prior periods of 2004 due to the impact of an increased fixed cost structure attributable to our 2004 capacity expansion and growth initiatives, and higher labor and utility costs. Our average selling prices in the third quarter of 2005 increased over the second quarter of 2005, as compared to our normal quarter-to-quarter decline, as the tightened industry capacity has allowed us to pass on cost increases to our customers and we’ve experienced an improved product mix. Third quarter margins rose to 16.4% from 13.6% in the second quarter, however, the increase in gross margins was partially offset by $7.3 million in charges in the third quarter associated with manufacturing cost reductions in Japan and the closing of a Korean subsidiary that supplied packaging equipment to our Korean and Philippine operations. We expect these cost reduction actions to result in savings of around $3.0 million per quarter over the next four quarters. The benefits from the cost reductions will be offset by the continued effects of the increased cost structure until we realize the revenue growth we anticipate from these investments.
     Third quarter SG&A expenses decreased by $7.3 million over the second quarter. This decrease is due to a significant reduction in legal and professional fees and other expenses, partially offset by $0.7 million in severance related costs for corporate staff reductions. We anticipate these reductions to result in annual savings of around $3.0 million. SG&A expenses for 2005 are higher than 2004 due to the inclusion of locations acquired late in the third quarter of 2004 and the ramp of operations at the acquired businesses and existing factories to meet customer demand.
     Our 2005 first quarter results were significantly impacted by $50.0 million in charges related to the settlements of two mold compound litigation cases and the establishment of a loss provision for the remaining two cases, one of which was settled in the third quarter of 2005. As part of a broader settlement agreement reached among Fujitsu, Cirrus Logic Inc. and Sumitomo Bakelite Co., we agreed to pay Fujitsu $40.0 million in consideration of a release of all claims. In addition, as part of a broader settlement reached among all parties in the Seagate case, and in consideration of a release of all claims, we agreed to pay Seagate $5.0 million. In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We agreed to pay $3.0 million to Fairchild and to release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. The $3.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $3.0 million payment was made during the third quarter of 2005. A $2.0 million loss contingency remains in connection with the final epoxy mold litigation case which we believe involves substantially smaller damage claims than the Fujitsu case. We will not realize any tax benefit from these charges as we currently establish a full valuation allowance for our domestic net operating loss carry-forwards and other deferred tax assets.

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.4	17.9	13.8	20.3
Operating income (loss)	4.0	4.9	(4.4)	7.0
Income (loss) before income taxes and minority interest	(4.3)	(3.0)	(13.3)	.9
Net loss	(3.5)	(4.6)	(13.1)	(0.1)
     Our board of directors has authorized management to proceed with several financing initiatives to address liquidity requirements. Please refer to the Liquidity and Resources section below.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net sales: Sales increased $58.8 million or 12.0% to $549.6 million in the three months ended September 30, 2005 from $490.8 million in the three months ended September 30, 2004. Approximately 74.2% of the increase was attributed to a increase in overall unit volume. In addition, average selling prices for the three months ended September 30, 2005 increased approximately 3.8% as compared to average selling prices in the three months ended September 30, 2004 due to the constraints on industry capacity.
     Gross Profit: Gross profit increased $2.5 million, or 2.9% to a gross profit of $90.3 million in the three months ended September 30, 2005 from $87.8 million in the three months ended September 30, 2004. Our cost of sales consists principally of costs of materials, labor and manufacturing overhead.
     Gross margin decreased to 16.4% in the three months ended September 30, 2005 from 17.9% in the three months ended September 30, 2004. The decrease in gross profit margin of 1.5% is due to the increased fixed cost structure attributable to the capacity expansion and higher manufacturing labor and utility costs. Cost of sales increased 13.9% for the three months ended September 30, 2005 versus the three months ended September 30, 2004. Material costs rose 12.6% due to increased costs for gold, oil, copper and other components used in our operations. Manufacturing overhead increased 12.7% due to increased depreciation expense associated with the significant capital additions in 2004 and 2005, higher repair and maintenance charges and higher utility costs. Labor increased approximately 18.8% due to higher factory wages, increased headcount, increased use of overtime to manage production peaks and the charges for cost reductions in Japan and the closing of a Korean subsidiary described above. In addition, both labor and manufacturing overhead include costs associated with the ramp of the businesses acquired in 2004 in preparation for anticipated increasing production volumes in the fourth quarter of 2005.
     Selling, General and Administrative Expense: Selling, general and administrative expenses increased $4.5 million, or 8.1%, to $59.6 million or 10.8% of net sales, in the three months ended September 30, 2005 from $55.1 million or 11.2% of net sales, in the three months ended September 30, 2004. For the three months ended September 30, 2005 salaries increased $2.5 million due to merit raises and increased headcount at our factories. The remaining increase is due to inclusion of a full quarter of entities acquired late in the third quarter of 2004.
     Research and Development: Research and development expenses were $8.9 million for the three months ended September 30, 2005 and $8.7 million for the three months ended September 30, 2004, or 1.6% and 1.8% of net sales, respectively. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages, MEMS-based packages, stacked chip packages and System-in-Package technology.
     Other Expense: Other expense increased $6.7 million to $45.4 million for the three months ended September 30, 2005 from $38.7 million for the three months ended September 30, 2004. Interest expense, net of interest income, increased by $2.8 million due to higher interest rates on our variable rate debt. In addition, we realized a net foreign currency loss of $4.2 million during the three months ended September 30, 2005 due to the strengthening of the U.S. dollar against the various Asian currencies as compared to a loss of $1.5 million for the three months ended September 30, 2004.
     Income Taxes: For the three months ended September 30, 2005, our income tax benefit was ($2.9 million) reflecting an effective tax rate of (12.2%), compared to $6.3 million of income tax expense for the three months ended September 30, 2004, reflecting an effective tax rate of 42.9%. The income tax benefit for the three months ended September 30, 2005 was driven by a $2.4 million net tax benefit realized as a result of finalization of our Internal Revenue Service (“IRS”) audits of our U.S. federal income tax returns for the years 2000 and 2001 and lower forecasted taxes in Japan due principally to charges related to manufacturing overhead reductions. These benefits are partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our tax expense for the three months ended September 30, 2004 was driven primarily by a tax provision of $6.5 million recorded in connection with new guidance issued by tax authorities in the third quarter of 2004 relating to certain of our foreign operations.
     We recorded a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the three months ended September 30, 2005, as we do not believe that we will be able to realize the related income tax benefits. We will begin to reverse the related valuation allowance once profitable operations resume at our various locations. As of September 30, 2005, we had U.S. net operating loss carry-forwards totaling $453.4 million expiring through 2025. Additionally, as of September 30, 2005, our Taiwan, Singapore, and Philippines

operations had $74.1 million, $8.2 million, and $4.2 million respectively, of net operating losses available for carry-forward, expiring through 2010.
     The tax returns for open years in all jurisdictions in which we do business are subject to changes upon examination. During 2003, the IRS commenced an examination related of our U.S. federal income tax returns to years 2000 and 2001. In September 2005, the Congressional Joint Committee on Taxation approved the settlement of our IRS examination of the years 2000 and 2001. As a component of the settlement, we agreed to make certain income adjustments to our U.S. federal income tax returns in the years 2000 through 2003 for local attribution of income resulting from inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. The IRS’ adjustments for the years 2000 and 2001 lowered our U.S. net operating loss carry-forwards at December 31, 2004 by $29.2 million. As a result of the finalization of this IRS examination, we reduced our U.S. deferred tax assets by $25.0 million and our U.S. accrued income taxes by $27.4 million, resulting in a tax benefit of $2.4 million during the three months ended September 30, 2005.
     During 2005, the IRS also commenced an examination of our U.S. federal income tax returns relating to years 2002 and 2003. The IRS is performing a limited scope examination, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination cycle. There will be no impact to our consolidated statements of operations as a result of decreasing our U.S. net operating loss carry-forwards as we carry a full valuation allowance against our deferred tax assets.
     Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material adverse effect on our financial condition or results of operations or cash flows. Additionally, we do not expect that examinations to be completed in the near term would have a material favorable impact. Changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net Sales: Sales increased $8.5 million or 0.6% to $1,456.5 million in the nine months ended September 30, 2005 from $1,448.0 million in the nine months ended September 30, 2004. Average selling prices for the nine months ended September 30, 2005 declined 4.0% as compared to average selling prices in the nine months ended September 30, 2004 and volume dropped 4.2% for the nine months ended September 30, 2005 as compared to volume for the nine months ended September 30, 2004. The decrease in sales volume and average selling prices was offset by a favorable product mix.
     Gross Profit: Gross profit decreased $94.2 million, or 32.0% to a gross profit of $200.2 million in the nine months ended September 30, 2005 from $294.4 million in the nine months ended September 30, 2004. Our cost of sales consists principally of costs of materials, labor and manufacturing overhead.
     Gross margin decreased to 13.8% in the nine months ended September 30, 2005 from 20.3% in the nine months ended September 30, 2004. The decrease in gross profit margin of 6.6% is due to the decrease in overall unit volume, erosion in average selling prices and higher manufacturing costs. Cost of sales increased 8.9% for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. Manufacturing overhead increased due to increased depreciation expense associated with the significant capital additions in 2004 and 2005 and higher utility costs. Labor costs were impacted by higher factory wages and increased overtime in the second and third quarter of 2005. In addition, both labor and manufacturing overhead include costs associated with the ramp of the businesses acquired in 2004 in preparation for anticipated increasing production volumes in the fourth quarter of 2005.
     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $22.4 million, or 13.6%, to $186.9 million, or 12.8% of net sales, in the nine months ended September 30, 2005 from $164.5 million, or 11.4% of net sales, in the nine months ended September 30, 2004. Compensation costs increased $13.7 million due to additional headcount to support increased production capacity, merit raises as well as foreign exchange. In addition, we paid $0.7 million to settle our remaining lease obligation for office space we vacated in the second quarter of 2005 which supported our former corporate offices and accrued $1.3 million for foreign business taxes. The remaining increase of approximately $6.7 million is due to general business activity to support our overall business growth.

     Provision for Legal Settlements and Contingencies: For the nine months ended September 30, 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation, as discussed in the Overview above. For the nine months ended September 30, 2004, we recorded a provision of $1.5 million related to a tentative settlement on a mold compound litigation case (see Part II, Item 1. — Legal Proceedings for further discussion).
     Research and Development: Research and development expenses were $27.7 million for the nine months ended September 30, 2005 and $27.6 million for the nine months ended September 30, 2004, or 2.0% of net sales for both periods. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale packages, MEMS-based packages, stacked chip packages and System-in-Package technology.
     Other Expense: Other expense increased $42.6 million to $130.0 million for the nine months ended September 30, 2005 from $87.4 million for the nine months ended September 30, 2004. Interest expense, net of interest income, increased $15.0 million as a result of additional debt in 2005, higher interest rates on our variable rate debt and a reduction of interest earning cash deposits and investments. Other expense (income), net, was $2.6 million in expense for the nine months ended September 30, 2005 as compared to $24.6 million of income for the nine months ended September 30, 2004. Other expense, net for nine months ended September 30, 2005 reflects a $3.0 million impairment of our ASI investment as the decline in value was considered to be other than temporary. Other income, net for the nine months ended September 30, 2004 reflects a $21.6 million gain on the sale of ASI shares and a $3.4 million legal settlement gain related to our claims against a software vendor. In addition, we incurred $2.7 million of debt retirement costs associated with our refinancing in the first quarter of 2004.
     Income Taxes: For the nine months ended September 30, 2005, we recorded income tax benefit of ($0.3 million) reflecting an effective tax rate of (0.2%), as compared to an income tax expense of $13.3 million for the nine months ended September 30, 2004, reflecting an effective tax rate of 98.7%. The income tax benefit for the nine months ended September 30, 2005 was driven by a $2.4 million net tax benefit relating to the finalization of our Internal Revenue Service audits of our U.S. federal income tax returns for the years 2000 and 2001, offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our tax expense for the nine months ended September 30, 2004 related primarily to foreign withholding taxes, income taxes at our profitable foreign locations, and a tax provision of $6.5 million recorded in connection with new guidance issued by tax authorities in the third quarter of 2004 relating to certain of our foreign operations.
     We recorded a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the nine months ended September 30, 2005, as we do not believe that we will be able to realize the related income tax benefits. We will begin to reverse the related valuation allowance once profitable operations resume at out various locations.
Liquidity and Capital Resources
     Our primary cash needs are for debt service, capital expenditures and working capital. Our cash and cash equivalents balance as of September 30, 2005 was $159.5 million, and we had $29.7 million available under our $30.0 million senior secured revolving credit facility. The amount available under our senior secured revolving credit facility at September 30, 2005 was reduced by $0.3 million related to outstanding letters of credit. The cash balance at September 30, 2005 reflects the increased liquidity associated with approximately $31.0 million of proceeds from an interim financing deal with a group of Taiwanese banks in connection with a syndication loan discussed above. Cash flows from operations for the nine months ended September 30, 2005 were negative due to the fact that gross profit generated during this period was inadequate to cover operating expenses which included the $48.0 million in legal settlements we paid during the second and third quarters of 2005, as described in the Results of Operations above.
     In order to improve liquidity, our board of directors has authorized management to proceed with several financing initiatives:
•	We are working to place $100.0 million of convertible subordinated notes entirely subscribed by Amkor’s chairman and chief executive officer, Mr. James J. Kim, on terms to be approved by a majority of the independent members of the board of directors, and subject to a fairness opinion by a recognized investment banking firm. The entire proceeds will be used to purchase a portion of our 5.75% Convertible Subordinated Notes due June 1, 2006.

•	We are in negotiations to replace our existing $30.0 million revolving credit facility with a $100.0 million first-lien revolving lending facility. The new revolver would be contingent upon completion of the private financing with Mr. James J. Kim and would be available, if needed, to retire our 2006 convertible notes at maturity.

•	We are in negotiations to raise approximately $100.0 million in Asia to support our cash requirements, including capital expenditures, in that region. During the third quarter, we received NT$1.0 billion (approximately $31.0 million) from an interim financing with a group of Taiwanese banks in connection with the syndication of a NT$1.8 billion (approximately $53.0 million) secured term loan. The syndication should be completed by early December, at which point the interim financing would be repaid.
     Our $233.0 million of 5.75% Convertible Subordinated Notes mature on June 1, 2006 at which time we will be required to repay the principal amount outstanding at that time. Assuming we are able to successfully complete the financing initiatives described above that would partially be used to repay the 2006 notes, we believe that our existing cash balances, available credit lines, cash flow from operations and available equipment lease financing will be sufficient to fund our debt service, working capital and equipment purchases over the next twelve months.
     If we are not able to complete the contemplated financing transactions, we cannot assure you that funds to refinance the 5.75% Convertible Subordinated Notes or our other outstanding debt will be available when we need it or, if available, that it will be available on satisfactory terms. In addition, the terms of the senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. Failure to obtain any such required additional financing could have a material adverse effect on us. In May, August and November 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results. In addition, the sufficiency of our available cash is dependent on our business performing in line with our current expectations. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under Risk Factors that May Affect Future Operating Performance (see Part I, Item 3. — Quantitative and Qualitative Disclosures about Market Risk).
     In the first quarter of 2006, we intend to exercise our option to purchase the remaining interest of approximately 40.0% in Unitive Semiconductor Taiwan Corporation (“UST”) that we do not currently own. The price is determined by a formula in the original purchase contract that is based on UST’s balance sheet as of December 31, 2005 and is capped at approximately $18.0 million.
Cash Flows
     Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2005 and 2004 were as follows:

	For the Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Operating activities	$(3,293)	$232,207
Investing activities	(225,912)	(394,708)
Financing activities	18,869	81,515
     Operating activities: Our cash flows from operating activities for the nine months ended September 30, 2005 decreased $235.5 million. Our cash flows from operating activities decreased as a result of a decrease in net income of $189.5 million over the comparable prior year period as discussed above in Results of Operations. Our trade receivables increased by $59.5 million due to the increase in sales as compared to the fourth quarter of 2004 and our days sales outstanding increased by 2 days due to slower payments by our customers. In addition, our accounts payable increased by $76.0 million as a result of extending payment terms with our suppliers to more closely align our payment terms with payments from our customers. Accrued liabilities decreased by $44.1 million primarily as a result of reversing accrued income taxes associated with an IRS settlement, a $17.3 million final installment payment for a manufacturing facility in Taiwan which we purchased in 2004 and the $12.5 million final payment in connection with our 2002 acquisition of the BGA assembly division of Citizen Watch Co., Ltd.

     Investing activities: Our cash flows used in investing activities for the nine months ended September 30, 2005 decreased by $168.8 million over the comparable prior year period primarily due to a $179.8 million decrease in payments for property, plant and equipment from $406.2 million in the nine months ended September 30, 2004 to $226.4 million in the nine months ended September 30, 2005 as 2004 included the acquisition of the IBM and Unitive business assets as described in our Form 10-K/A for year ended December 31,2004. In addition, during the nine months ended September 30, 2004 we paid $34.0 million related to business acquisitions. The cash outflows during the nine months ended September 30, 2004 were offset by cash proceeds from the collection of an $18.6 million note receivable and an increase of proceeds from our net sales of investments and fixed assets of $56.4 million.
     Financing activities: Our net cash provided by financing activities for the nine months ended September 30, 2005 was $18.9 million, as compared to $81.5 million of cash provided by financing activities for the nine months ended September 30, 2004. The net cash flows from financing activities for 2004 reflect the March 2004 issuance of $250.0 million of senior notes due 2011. The net proceeds to us were $245.2 million and these proceeds were used to repay the balance outstanding under our senior secured term loan of $168.7 million. During the third quarter of 2005, we received NT$1.0 billion (approximately $31.0 million) in proceeds of the Taiwanese bridge loan discussed above.
     We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by (used in) operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by generally accepted accounting principles and our definition of free cash flow may not be comparable to similar companies. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	For the Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(3,293)	$232,207
Less: Payments for property, plant and equipment	(226,442)	(406,229)

Free cash flow	$(229,735)	$(174,022)

Debt and Related Covenants
     Debt remained relatively flat at $2,111.2 million as of September 30, 2005 compared to $2,093.0 million at December 31, 2004. During the second quarter of 2005 one of our Taiwanese subsidiaries entered into a one year revolving line of credit agreement for borrowings up to NT$60.0 million (approximately $1.9 million) and a new term debt agreement in the amount of NT$400.0 million (approximately $12.7 million) which was used to repay existing term debt. In addition, we received NT$1.0 billion (approximately $31.0 million) in proceeds from a group of Taiwanese banks representing interim financing in connection with the syndication of a NT$1.8 billion (approximately $53.0 million) secured term loan. The syndication should be completed by early December, at which point the interim financing would be repaid.
     In September 2005 our Philippine subsidiary entered into a one year revolving line of credit for general working capital purposes. The revolving line of credit is due in the third quarter of 2006 and we expect to extend the agreement or refinance the amount owed. As of September 30, 2005 there was $5.3 million outstanding under the revolving line of credit.
     We were in compliance with all debt covenants contained in our loan agreements at September 30, 2005, and have met all debt payment obligations. Additional details about our debt are available in Note 9 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Capital Additions
     Our third quarter capital additions were $71.0 million and we have budgeted fourth quarter capital additions of approximately $65.0 million. We expect that our full year 2005 capital additions will be approximately $300.0 million. Ultimately, the amount of our 2005 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the condensed consolidated statements of cash flows to property, plant and equipment additions as reflected in the balance sheets:

	For the Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Payments for property, plant and equipment	$226,442	$406,229
Increase (decrease) in property, plant and equipment accounts payable and accrued liabilities, net	7,243	(38,151)

Property, plant and equipment additions	$233,685	$368,078

Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2005.
Contingencies, Indemnifications and Guarantees
     Details about the company’s contingencies, indemnifications and guarantees are available in Note 12 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. During the nine months ended September 30, 2005, there have been no significant changes in our critical accounting policies.
New Accounting Pronouncements
     For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Risk Factors that May Affect Future Operating Performance
     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I, Item 2 of this report. You should carefully consider the risks and uncertainties described below together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.
Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries, and Industry Downturns Harm Our Performance.
     Our business is tied to market conditions in the semiconductor industry, which is highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business and operating results. We recently experienced a downturn in the semiconductor industry, which negatively impacted our revenues and margins causing net losses. A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated customer orders, which are difficult to estimate. In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin

Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive, Inc. and Unitive Semiconductor Taiwan Corporation in August 2004. Our customers’ aggregate forecasts have strengthened for the remainder of 2005; however we cannot predict if this forecasted demand will materialize. If industry conditions do not improve, we could sustain significant losses, which could materially impact our business including our liquidity.
Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.
     Many factors could materially and adversely affect our revenues, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs.
     Our operating results and cash flows have varied significantly from period to period. During the nine months ended September 30, 2005 our revenues, gross margins, operating income and cash flows have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:
•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization;

•	declines in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims;

•	costs associated with litigation judgments and settlements;

•	international events that impact our operations and environmental events such as earthquakes; and

•	difficulties integrating acquisitions and our ability to attract qualified employees to support our geographic expansion.
     We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. These factors, as well as the factors set forth below which have not significantly impacted our recent historical results, may impair our future business operations and may materially and adversely affect our revenues, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results:
•	loss of key personnel or the shortage of available skilled workers;

•	rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.
Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Products.
     Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2004, as compared to 2003, the decline in average selling prices eroded margins by 7.0%. We experienced additional erosion in average selling prices of 4.0% during the nine months ended September 30, 2005. We expect continued downward pressure on average selling prices for our packaging and test services in the future partially offset by selective price increases in the near term. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. In addition, we cannot predict customer response to attempts to raise prices to cover additional costs and we may lose business.
High Leverage and Restrictive Covenants — Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
     Substantial Leverage. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2005, our total debt balance was $2,111.2 million. In addition, despite current debt levels, the terms of the indentures governing our indebtedness do not prohibit us or our subsidiaries from incurring substantially more debt. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.
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
     Ability to Service Debt and Fund Other Liquidity Needs. We cannot assure you that our business will generate cash in an amount sufficient to enable us to service our debt or to fund our other liquidity needs, and if we fail to do so, our business could be materially and adversely affected. Our cash and cash equivalents balance as of September 30, 2005 was $159.5 million. Of our total debt balance as of September 30, 2005 of $2,111.2 million, $303.3 million represented short-term borrowings and the current portion of long-term debt. We have $233.0 million and $146.4 million of debt due in 2006 and 2007, respectively. We are pursuing alternatives authorized by our board of directors to repay or refinance these specific obligations. If we are unable to complete the contemplated financings, and if we are unable to generate sufficient cash to service our existing or new debt or to fund our other liquidity needs, we may need to raise additional financing. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.
Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Revenues.
     Our packaging and test business does not typically operate with any material backlog. Our quarterly net revenues from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services. Recently, our customers’ demand for our services has increased and their forecasts have strengthened for the remainder of 2005; however, we cannot predict if this demand trend will continue and the forecasted demand will materialize. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we have been unable to adjust costs in a timely manner to compensate for the revenue shortfall, which has adversely affected our margins, operating results and cash flows. If customer demand does not materialize, our revenues, margins, operating results and cash flows will be materially and adversely affected.
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
Difficulties Expanding and Evolving Our Operational Capabilities — We Face Challenges as We Integrate New and Diverse Operations and Try to Attract Qualified Employees to Support Our Operations.
     We have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own manufacturing, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, manufacturing and other resources. Future expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
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
     The average price of gold and other commodities used in our processes have been increasing over the past few years. Although we have been able to partially offset the effect of these price increases through price adjustments to customers and changes in our product designs, prices may continue to increase. To the extent that we are unable to offset these increases in the future, our gross margins could be negatively impacted.
Capital Additions — We Believe We Need To Make Substantial Capital Additions, Which May Adversely Affect Our Business.
     We believe that our business requires us to make significant capital additions in order to address what we believe is an overall trend in outsourcing of packaging and test services The amount of capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. Our ongoing capital additions requirements may strain our cash and short-term asset balances, and we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity, will put downward pressure on our near-term gross margin. In addition, there can be no assurance that we will be able to recover these additions with future demand for our services.
Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.
     We are currently a party to various legal proceedings, including those described in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. As more fully described therein, recently we have become party to an increased number of litigation matters relative to our historic levels. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. We have recently settled all but one of the outstanding mold compound litigation matters. If an unfavorable ruling were to occur in the remaining legal proceeding or other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. The estimate of the potential impact from these legal proceedings on our financial position or results of operations could change in the future.
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
     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. We have initiated a patent infringement claim which is described in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
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
Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.
     As of September 30, 2005, Mr. James J. Kim and members of his family beneficially owned approximately 42.5% of our outstanding common stock. Mr. James J. Kim’s family, acting together, substantially control all matters submitted for approval by our stockholders. These matters could include:
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
  Foreign Currency Risks
     Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine pesos, Korean won, Japanese yen, Taiwan dollar, Chinese renminbi and Singapore dollar. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables, accrued expenses and debt.
     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Based on our portfolio of foreign currency based financial instruments at September 30, 2005 and December 31, 2004, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korean	Taiwan	Japanese	Chinese	Singapore
	Peso	Won	Dollar	Yen	Renminbi	Dollar
	(In thousands)
As of September 30, 2005	$(3,750)	$1,154	$(8,654)	$(36)	$(2,105)	$(1,085)
As of December 31, 2004	$(2,266)	$1,878	$(2,740)	$304	$(1,980)	$(693)

  Interest Rate Risks
     Our company has interest rate risk with respect to our long-term debt. As of September 30, 2005, we had a total of $2,111.2 million of debt of which 82.7% was fixed rate debt and 17.3% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $30.0 million revolving line of credit; of which no amounts were drawn as of September 30, 2005, but which had been reduced by $0.3 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.
     The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2005.

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
				(In thousands)
Long-term debt:
Fixed rate debt	$7,366	$235,773	$151,545	$476,816	$200,000	$673,606	$1,745,106	$1,559,676
Average interest rate	3.7%	5.7%	5.0%	9.2%	10.5%	7.5%	7.8%
Variable rate debt	$56,800	$5,804	$787	$571	$607	$301,508	$366,077	$373,577
Average interest rate	1.9%	5.1%	4.7%	5.6%	5.6%	8.7%	7.6%
  Equity Price Risks
     Our outstanding 5.75% Convertible Subordinated Notes due 2006 and 5% Convertible Subordinated Notes due 2007 are convertible into common stock at $35.00 per share and $57.34 per share, respectively. We currently intend to repay our convertible subordinated notes upon maturity, unless earlier converted, repurchased or refinanced by the contemplated financing transactions discussed in the Liquidity and Capital Resources section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings would include an additional charge.
     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation and solely because of the material weakness described below the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures were not effective as of September 30, 2005.
Changes in Internal Control over Financial Reporting
     To remediate the material weakness in Amkor’s internal control over financial reporting disclosed in Form 10-Q/A for the period ended March 31, 2005, management implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure payments for capital expenditures are properly reflected in the condensed consolidated statement of cash flows in accordance with SFAS No. 95. We believe these changes will be effective in remediating the material weakness by December 31, 2005.
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
Epoxy Mold Compound Litigation
     We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. In the case of the pending matter, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.
Resolved Epoxy Mold Compound Litigation
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
     On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, the Sumitomo Bakelite Parties and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $40.0 million was paid during the second quarter of 2005.
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
     On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5.0 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $5.0 million was paid during the second quarter of 2005.
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
     In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We agreed to pay $3.0 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. The $3.0 million is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005. The $3.0 million was paid during the third quarter of 2005.
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
Pending Epoxy Mold Compound Litigation
     While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following pending claim. This amount is reflected as part of the provision for legal settlements and contingencies in our Statement of Operations for the nine months ended September 30, 2005.
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
     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. A trial date has been set for December 5, 2005. We believe it is likely that we will prevail on the merits at the Superior Court level. In addition, should Motorola prevail, we believe we will have recourse in the Delaware Supreme Court.
     Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
     We entered into an Intellectual Property Assignment Agreement (“IPAA”) with Citizen with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under the License Agreement and (ii) Citizen’s interest in the ‘133 and ‘278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. The IPAA provided for a deferred payment of 1.4 billion yen (the “Deferred Payment”). Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”). Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we were withholding final payment of the Deferred Payment ($12.6 million based on the spot exchange rate at September 30, 2005).
     In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the Deferred Payment. We contended that we were rightfully withholding payment of the Deferred Payment in accordance with the terms of the IPAA.
     The arbitration hearing before the ICC on this matter was held in May 2005. In September 2005, the ICC ruled in favor of Citizen, and as a result we were required to pay Citizen the Deferred Payment, plus interest of approximately $300,000. We made payment to Citizen on September 30, 2005. The Deferred Payment was accrued in the purchase accounting.
     Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
     On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $60.8 million based on the spot exchange rate at September 30, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
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
Other Matters
     SEC Investigation
     The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain members of the board of directors and Amkor’s chief executive officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. The SEC has not informed Amkor of any conclusions of wrong doing by any person or entity. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against an officer or director of the Company, our business or the trading price of our common stock may be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on August 24, 2005, the following proposals were adopted by the margins indicated.
1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld
James J. Kim	158,904,036	671,474
John N. Boruch	110,627,352	48,948,158
Winston J. Churchill	158,470,859	1,104,651
Gregory K. Hinckley	159,017,519	557,991
Juergen Knorr	158,069,490	1,506,020
James W. Zug	159,043,746	531,764
Albert J. Hugo-Martinez	159,018,229	557,281
John T. Kim	158,959,455	616,055
Constantine N. Papadakis	159,024,369	551,141
2.	To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as registered public accountants for the company for the current year. Votes totaled 158,115,414 for, 1,430,351 against and 29,745 abstain.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Settlement Agreement, dated as of August 5, 2005, by Fairchild Semiconductor Corporation and Amkor Technology, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
AMKOR TECHNOLOGY, INC.

By: /s/ KENNETH T. JOYCE Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and
Duly Authorized Officer)
Date: November 8, 2005