Form 10-K
period 2005-12-31
AMKOR TECHNOLOGY INC
filed 2006-03-16
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $463,099,763
      The number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2006, was as follows: 176,835,422 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

      All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” All references in this Annual Report to “ASI” are to Anam Semiconductor, Inc. and its subsidiaries. As of December 31, 2005, we owned 2% of ASI’s outstanding voting stock. PowerQuad®, SuperBGA®, fleXBGA®, ChipArray®, PowerSOP®, MicroLeadFrame®, ETCSP®, TapeArray®, VisionPak®, Unitive®, Amkor® and Amkor Technology® are registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. MultiMediaCard®, MMCMobile® and MMCplus® are a registered trademarks of MMCA. MicroSDtm and miniSDtmare a trademarks of SDA.

PART I

Item 1.	Business
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors that May Affect Future Operating Performance” in Item 1A of this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement.
OVERVIEW
      Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes to provide our services; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the United States (“U.S”).
      Packaging and test are integral parts of the process of manufacturing semiconductor devices. This process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are probed to ensure the individual devices meet design specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey solutions including semiconductor wafer bumping, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. The packaging and test services provided by Amkor are more fully described below under “Packaging and Test Services.”
      The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications. Our customers include, among others: Altera Corporation; Avago Technologies, Pte; Freescale Semiconductor, Inc.; Intel Corporation; International Business Machines Corporation (“IBM”); Samsung Electronics Corporation, Ltd.; Sony Semiconductor Corporation; ST Microelectronics, Pte, Ltd.; Texas Instruments, Inc.; and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.
AVAILABLE INFORMATION
      Amkor files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at Room 1580, 100 F Street, NE, Washington, D.C. 20549. Please call the

SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.
      Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are not available on our site as soon as they are available on the SEC’s site. The information on Amkor’s web site is not incorporated by reference into this report.
INDUSTRY BACKGROUND
      Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been three important consequences: (1) an increase in demand for computers and consumer electronics fostered by declining prices for such products; (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, wireless communications equipment and automotive systems; and (3) an increase in the semiconductor content within electronic products. These consequences have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services.
Outsourcing Trends
      Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on subcontract providers to handle overflow volume. In recent years, semiconductor companies have increasingly outsourced their packaging and test to subcontract providers, such as us, for the following reasons:

Subcontract providers have developed expertise in advanced packaging and test technologies.
      Semiconductor companies face increasing demands for miniaturization, increased functionality and improved thermal and electrical performance in semiconductor devices. This trend, along with greater complexity in the design of semiconductor devices and the increased customization of interconnect packages, has led many semiconductor companies to view packaging and test as an enabling technology requiring sophisticated expertise and technological innovation. As packaging and test technology becomes more advanced, many semiconductor companies have had difficulty developing adequate internal packaging and test capabilities and are relying on subcontract providers of packaging and test services as a key source of new package design and production.

Subcontract providers can offer shorter time-to-market for new products because their resources are dedicated to packaging and test solutions.
      We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having the appropriate packaging technologies and capacity in place is a critical factor in facilitating product introductions.
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
      Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, faster introductions of new products and the need to update or replace packaging equipment to accommodate new package types have made it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets. Subcontract providers of packaging and test services, on the other hand, can typically use their equipment to support a broad range of customers, potentially generating greater economies of scale.

The availability of high quality packaging and test services from subcontractors allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.
      As semiconductor process technology migrates to larger wafers and smaller feature size, a state-of-the-art wafer fabrication facility costs billions of dollars. Subcontractors have demonstrated the ability to deliver advanced packaging and test solutions at a competitive price, thus allowing semiconductor companies to focus their capital resources on core wafer fabrication activities rather than invest in advanced packaging and test technology.

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
      These outsourcing trends, combined with the growth in the number of semiconductor devices being produced and sold, are increasing demand for subcontracted packaging and test services. Today, nearly all of the world’s major semiconductor companies use packaging and test service subcontractors for at least a portion of their needs.
COMPETITIVE STRENGTHS
      We believe our competitive strengths include the following:

Broad Offering of Package Design, Packaging and Test Services
      Integrating advanced semiconductor technology into electronic end products often poses unique thermal electrical and other design challenges, and Amkor employs a large number of package design engineers to solve these challenges. Amkor produces more than 1,000 package types, representing one of the broadest package offerings in the semiconductor industry. We provide customers with a wide array of packaging solutions including leadframe and laminate packages, using wirebond and flip chip formats. We are a leading assembler of 3D packages, in which the individual chips are stacked vertically to provide greater performance while preserving space on the system board, and multi-chip modules used in cell phones and other handheld end-products. We are also a leading provider of wafer bumping services used in the production of flip chip and wafer level packages. We are one of the world’s largest producers of packages for micro-electromechanical system (“MEMS”) devices used in a variety of end markets including automotive, industrial and personal entertainment. We also offer an extensive line of test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to reduce the number of their suppliers.

Leading Technology Innovator
      We believe that we are one of the leading providers of advanced wafer bumping, and semiconductor packaging and test solutions. We have also been at the forefront in developing environmentally friendly (“Green”) IC packaging, which involves the elimination of lead and certain other materials. We have designed and developed several state-of-the-art leadframe and laminate package formats including our MicroLeadFrame®, PowerQuad®, Super BGA®, fleXBGA® and ChipArray® packages. Through Unitive, Inc. (“Unitive”) and Unitive Semiconductor Taiwan (“UST”), companies that we acquired in August 2004, we offer advanced, electroplated wafer bumping and wafer level processing technologies. To maintain our leading industry position, we have 600 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies. We work closely with customers and technology partners to develop new and innovative package designs.

Long-Standing Relationships With Prominent Semiconductor Companies
      Our customer base consists of more than 200 companies, including most of the world’s largest semiconductor companies. Over the last three decades, Amkor has developed long-standing relationships with many of our customers. In 2004, we entered into a long-term supply agreement with IBM in which we expect to provide a substantial majority of IBM’s outsourced semiconductor packaging and test through 2010.

Advanced Processing Capabilities
      We believe that our processing excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower our costs. We believe our cycle times are among the fastest available from any subcontractor of packaging and test services.

Geographically Diversified Operational Base
      Since 2000, we have expanded our historical base of packaging and test operations in Korea and the Philippines to include China, Japan, Singapore, Taiwan and the U.S., and as a result, we now have a broad geographical base strategically located in many of the world’s important electronics manufacturing regions.
COMPETITIVE DISADVANTAGES
      You should be aware that our competitive strengths may be diminished or eliminated due to certain challenges faced by us and which our principal competitors may or may not face, including the following:

•	High Leverage — We have substantial indebtedness, and the associated interest expense significantly increases our cost structure. Our substantial indebtedness could limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements.

•	Difficulties Integrating Acquisitions — During 2004, we acquired test operations from IBM located in Singapore and acquired Unitive and UST. We face challenges as we integrate new and diverse operations and try to attract qualified employees to support our expansion plans.
      In addition, we and our competitors face a variety of operational and industry risks inherent to the industry in which we operate. For a complete discussion of risks associated with our business, please read “Risk Factors that May Affect Future Operating Performance” in Item 1A “Risk Factors” of this Annual Report.
STRATEGY
      To build upon our industry position and to remain a preferred subcontractor of semiconductor packaging and test services, we are pursuing the following strategies:

Capitalize on Outsourcing Trend
      We believe there is a long-term trend towards more outsourcing on the part of semiconductor companies and that this trend generally transcends the cyclical nature of the semiconductor industry. We believe that many vertically integrated semiconductor companies reduce their investments in advanced packaging and test technology during industry downturns and increase their reliance on outsourced packaging and test suppliers for advanced package and test requirements. We also believe that as the semiconductor content of electronic end products increases in complexity, so will the need for the advanced package and test solutions. Accordingly, we expect semiconductor companies will continue to expand their outsourcing of advanced semiconductor packaging and test services and we intend to capitalize on this growth. We believe semiconductor companies will increasingly outsource packaging and test services to companies who can provide advanced technology and high-quality, high-volume packaging and test expertise.

Leverage Scale and Scope of Packaging and Test Capabilities
      We plan to accommodate the long-term outsourcing trend by expanding the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost-effective solutions to our customers in the following ways:

•	We have the capacity to absorb large orders and accommodate quick turn-around times;

•	We use our size and industry position to obtain favorable pricing, where possible, on materials and equipment; and

•	We offer an exceptionally broad range of packaging and test services and can serve as the primary supplier of such services for many of our customers.

Maintain Our Technology Leadership
      We intend to continue to develop and commercialize leading-edge packaging technologies, including flip chip, system-in-package, package-on-package, stacked chip, chip scale and wafer level packaging. We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities through the following activities:

•	Collaborating with integrated device manufacturer customers, such as IBM, to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy their future requirements;

•	Collaborating with original equipment manufacturers (“OEMs”), such as Toshiba Corporation, Sony Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products; and

•	Collaborating with wafer foundry companies on future package needs for new wafer technologies.

Enhance the Geographical Scope of our Operations
      Prior to 2001, our operations were centered in Korea and the Philippines. In order to diversify our operational footprint and better serve our customers, we adopted a strategy of expanding our operational base to other key microelectronic areas of Asia. During 2001, we commenced a joint venture with Toshiba Corporation in Japan and we established a presence in Taiwan and China. In January 2004, we purchased the remaining interest in our joint venture from Toshiba Corporation. In May 2004, we acquired from IBM a testing facility in Singapore. In August 2004, we acquired Unitive, and approximately 60% of UST, leading providers of wafer bumping and wafer level packaging services, with operations in North Carolina and Taiwan, respectively. In January 2006, we acquired 39.6% of UST and now own 99.6%. Our goal is to build operational scale in China, Singapore and Taiwan and capitalize on growth opportunities that may arise from our presence in these markets.

Provide Integrated Turnkey Solutions
      We are able to provide turnkey solutions including semiconductor wafer bumping, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. We believe that our turnkey capabilities facilitate the outsourcing model by enabling our customers to achieve faster time-to-market for new products and improved cycle times.

Strengthen Customer Relationships
      We intend to enhance our long-standing customer relationships and develop collaborative supply agreements. We believe that shorter technology life cycles and faster new product introductions require integrated communications within the supply chain. We have customer support personnel located near or at the facilities of major customers and in important technology centers. Our support personnel work closely with our customers and suppliers to plan production for existing packages as well as to develop requirements for the next generation of packaging technology. In addition, we implement direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information.

Pursue Strategic Acquisitions
      We evaluate candidates for strategic acquisitions to strengthen our business and expand our geographic reach. We believe that there are opportunities to acquire in-house packaging operations of our customers and competitors. To the extent we acquire operations of our customers, we intend to structure any such acquisition to include long-term supply contracts with those customers. For example, in May 2004 we acquired the Singapore test operations of IBM and contemporaneously entered into a long-term supply agreement with IBM. Under this long-term supply agreement, we will receive a majority of IBM’s outsourced semiconductor packaging and test business through 2010.
PACKAGING AND TEST SERVICES

Packaging Services
      We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. Our package services are divided into three families: leadframe, laminate and other.
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
      As semiconductor devices increase in complexity, they often require a larger number of electrical connections. Leadframe packages are so named because they connect the electronic circuitry on the semiconductor device to the system board through metal leads on the perimeter of the package. Our laminate products, typically called ball grid array (“BGA”), use balls on the bottom of the package to support larger numbers of electrical connections.
      Evolving semiconductor technology has allowed designers to increase the level of performance and functionality in portable and handheld electronics products and this has led to the development of smaller package sizes. In some leading-edge packages, the size of the package is reduced to approximately the size of the individual chip itself in a process known as chip scale packaging.

      The following table sets forth by product type, for the periods indicated, the amount of our net sales in millions of dollars and the percentage of such net revenues:

	2005

			2004

	Year Ended December 31,

					2003

	)
	(Dollars in millions
Packaging
Leadframe	$834	39.7%	$844	44.4%	$794	49.5%
Laminate	987	47.0%	838	44.1%	640	39.9%
Other	82	3.9%	44	2.3%	34	2.1%
Test	197	9.4%	175	9.2%	136	8.5%

Total net sales	$2,100	100.0%	$1,901	100.0%	$1,604	100.0%

Leadframe Packages
      Traditional leadframe-based packages are the most widely used package family in the semiconductor industry and are typically characterized by a chip encapsulated in a plastic mold compound with metal leads on the perimeter. Two of our most popular traditional leadframe package types are SOIC and QFP, which support a wide variety of device types and applications. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.
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
      We are an industry leader in providing complete solutions to lower the total cost for our customers. One example is the integration of high-density leadframe packaging, in which nearly 200 leadframe packages can be produced at one time, with strip test, a process of massive parallel testing, in which large numbers of leadframe package can be tested at one time. With strip test, electronically isolated packaged units are tested in parallel, resulting in faster handler index times and higher throughput rates, thus reducing test cost and increasing test yield. In 2005, we strip tested approximately 923 million units.
      One of our most successful advanced leadframe package offerings is the MicroLeadFrame® family of QFN, or Quad Flat No-lead packages. This package family is particularly well suited for radio frequency (“RF”) and wireless applications.

Laminate Packages
      The laminate family typically employs the ball grid array design, which utilizes a plastic or tape laminate substrate rather than a leadframe substrate, and places the electrical connections on the bottom of the package rather than around the perimeter.
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
      Our Laminate package service offering also includes “System-in-Package” (“SiP”) modules. SiP modules integrate various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Our SiP technology is being used to produce a variety of devices including power amplifiers for cellular phones and other portable communication devices, wireless local area network (“WLAN”) modules for networking applications, camera modules, sensors, such as fingerprint recognition devices, and memory cards. Our memory cards are used for a variety of detachable non-volatile memory applications. Manufactured formats include, MultiMediaCard®, SecureDigital Cardtm, MMCMobile®, MMCplus®, microSDtm and miniSDtm.
      We have also designed a variety of packages, commonly referred to as chip scale packages (“CSP”), which are not much larger than the chip itself. Chip scale packages are becoming widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our chip scale packages include ChipArray® and TapeArray®, in which the package is only 1.5mm larger than the chip itself.
      Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as stacked packaging, permits a higher level of semiconductor density and more functionality. In addition, advanced wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our stacked packages include:

•	Stacked CSP (“S-CSP”), which is similar to our ChipArray®, except that S-CSP contains two or more chips placed on top of each other; and

•	Package-on-Package (“POP”), which are extremely thin chip scale packages that can be stacked on top of each other.

Other
      Our customers are creating smaller and more powerful versions of semiconductor devices to meet demands for miniaturization of portable electronic products, higher performance applications and converging functionality. For many of these devices, the optimal packaging solutions use solder bumps instead of gold wire to form the electrical interconnect between the device and the package. These forms of packaging are called flip chip and wafer level packaging. We offer our customers turnkey flip chip solutions, including wafer probe, wafer bumping, packaging, test and drop ship, on 200mm and 300mm wafers. An increasing number of devices, from diodes to DRAMs, use wafer level packaging. Most of these devices are small in size, with hundreds or thousands fabricated on each wafer. Our Wafer Level Chip Scale Packaging (“WLCSP”) service allows chip designers to integrate more technology at the wafer level, on a smaller footprint, with exceptional performance and reliability.
      We are also a leading outsourced provider of packages based on MEMS that are used in a broad range of industrial and consumer applications, including automobiles and home entertainment.

Test Services
      Amkor provides a complete range of test solutions including wafer probe, final test, strip test, marking, bake, dry pack, and tape and reel as well as drop shipment to final users as directed by our customers. A significant portion of units tested at Amkor are drop shipped to the end user. Direct ship eliminates one extra inspection step and improves overall cycle time. The devices we test encompass nearly all technologies produced in the industry today including digital, linear, mixed signal, memory, RF and integrated combinations of these technologies. In 2005, we tested over 2.9 billion units making us one of the highest volume testing companies in the subcontract packaging and test business. We tested 39%, 33% and 28% of the units that we packaged in 2005, 2004 and 2003, respectively. In 2005 we expanded our operations in Taiwan to offer turnkey services including wafer bumping, wafer probe, packaging, final test and drop ship. Amkor test operations compliment traditional wire bond as well as flip chip packaging technologies.
      We are also an industry leader in providing innovative testing solutions for cellular and wireless connectivity products that help to lower the total cost of test for our customers. An example of this innovation is our low cost radio frequency tester (“RFT”). We have developed a variety of test services that covers the range from low level integration RF only to highly integrated, front end transmit (power amplifier) modules on up to multi-chip SiP modules that encompass entire radio systems. For low level integration RF only devices, Amkor’s RFT tester continues to offer a low cost test platform. In late 2004 and 2005, investments were made to bring in a comprehensive line of automated test equipment (“ATE”) from: Agilent Technologies, Inc.; Teradyne, Inc.; LTX Corporation and Credence Systems Corporation to address the growing cellular and wireless connectivity products. We also offer RF probe services, which can be critical in lowering overall module costs.
      Amkor provides value added engineering services in addition to basic device testing. These services include conversion of single site to multisite, test program development, test hardware development, and test program conversion to lower cost test systems. We can provide the test engineering services needed by our customers to get their products ready for high volume production. We believe that these services will continue to become more valuable to our customers as they face resource constraints not only in their production testing, but also in their test engineering and development areas.
RESEARCH AND DEVELOPMENT
      Our research and development efforts focus on developing new package products, test services and improving the efficiency and capabilities of our existing production processes. We believe that we have a distinct advantage in technology development which is one of the key success factors in the semiconductor packaging and test market in this area. Our focus on research and development efforts enable us to enter markets early, capture market share and promote the adoption of our new package offerings as industry standards. These efforts also support our customers’ needs for smaller packages, increased performance, and lower cost. In addition, we license our leading edge technology, such as MicroLeadFrame®, to customers and competitors. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale and stack packages, MicroLeadFrame® and System-in-Package technologies.
      As of December 31, 2005, we have 600 employees in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2005, 2004 and 2003, we spent $37.3 million, $36.7 million and $30.2 million, respectively, on research and development.
MARKETING AND SALES
      Our marketing offices manage and promote our packaging and test services while key customer and technical support is provided through our network of international sales offices. To better serve our customers, our offices are located near our largest customers or areas where there is customer concentration. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

      To provide comprehensive sales and customer service, we typically assign each of our customers a direct support team consisting of an account manager, technical program manager, test program manager and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.
      Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs thus improving customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on concurrent design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to insure package reliability; and

•	Collaborating with our customers on continuous quality improvement initiatives.
      Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices, and

•	Connect our customers to our sales and marketing personnel worldwide and to our factories.
      Web-enabled tools provide our customers real time access to the status of their products, the performance of our manufacturing lines, and technical data they require to support their new product introductions.

CUSTOMERS
      As of February 28, 2006, we had more than 200 customers, including many of the largest semiconductor companies in the world. More than half of our overall net sales come from outside of the United States. The table below lists our top 25 customers in 2005 based on net sales:

Altera Corporation	MediaTek, Inc.
AMI Semiconductor	Mtekvision Co., Ltd.
Analog Devices, Inc.	Nvidia Corporation
Atmel Corporation	Philips Electronics
Avago Technologies, Pte	RF Micro Devices, Inc.
Broadcom Corporation	Renesas Technology Corp. (Hitachi)
Conexant Systems, Inc.	Samsung Electronics Corporation, Ltd.
Freescale Semiconductor, Inc.	Sony Semiconductor Corporation
Infineon Technologies AG	ST Microelectronics, Pte
Intel Corporation	Texas Instruments, Inc.
International Business Machines Corporation (“IBM”)	Toshiba Corporation
LSI Logic Corporation	Xilinx, Inc.
Maxim Integrated Products, Inc.
      For a discussion of risks attendant to our foreign operations, see “Risk Factors That May Affect Future Operating Performance — Risks Associated with International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines, Singapore and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located and Operations Outside of the U.S.” in Item 1A “Risk Factors” of this Annual Report.
      Toshiba Corporation accounted for 11.6% of our consolidated net sales in 2003. No customer accounted for more than 10% of our consolidated net sales in either 2005 or 2004.
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
      Our packaging operations depend on obtaining manufacturing equipment on a timely basis. We work closely with major equipment suppliers to insure that equipment is delivered on time and that the equipment meets our stringent performance specifications.
      For a discussion of additional risks associated with our materials and equipment suppliers, see “Risk Factors that May Affect Future Operating Performance” in Item 1A “Risk Factors” of this Annual Report.
ENVIRONMENTAL MATTERS
      The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the U.S., as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals used in our manufacturing processes and on the factories we occupy.
      We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We currently do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, results of operations, financial condition or cash flows.
      For a discussion of additional risks associated with the environmental issues, see “Risk Factors that May Affect Future Operating Performance — Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations” in Item 1A “Risk Factors” of this Annual Report.
COMPETITION
      The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc. and its subsidiary ASE Test Ltd., Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Ltd. Such companies have also established relationships with many large semiconductor companies that are current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.
      The principal elements of competition in the subcontracted semiconductor packaging market include: (1) price, (2) available capacity, (3) quality, (4) breadth of package offering, (5) technical competence, (6) new package design and implementation, (7) cycle times and (8) customer service. We believe that we generally compete favorably with respect to each of these factors.
INTELLECTUAL PROPERTY
      We maintain an active program to protect our investment in technology by augmenting and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy and our success, as a whole we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.
      We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks. We have promoted and will continue to promote our particular product brands through advertising and other marketing techniques.
EMPLOYEES
      As of December 31, 2005, we had 24,000 full-time employees. Of the total employee population, 17,900 were engaged in processing, 3,700 were engaged in processing support, 600 were engaged in research and development, 500 were engaged in marketing and sales and 1,300 were engaged in finance, business management and administration. We believe that our relations with our employees are good. We have never experienced a work stoppage in any of our factories. Our employees in the U.S., China, the Philippines, Singapore and Taiwan are not represented by a collective bargaining unit. Certain members of our factories in

Korea and Japan are members of a union, and all employees at these factories are subject to collective bargaining agreements.

Item 1A.	Risk Factors
RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE
      The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part II, Item 7 of this Annual Report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries, and Industry Downturns Harm Our Performance.
      Our business is tied to market conditions in the semiconductor industry, which are highly cyclical. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as the personal computer and telecommunication devices industries, could have a material adverse effect on our business and operating results. The semiconductor industry is cyclical by nature and we are periodically impacted by downturns. Over the past several years the semiconductor industry experienced a downturn, which negatively impacted our revenues and margins causing net losses. A significant portion of our operating expenses is fixed in nature, and planned expenditures are based in part on anticipated customer orders, which are subject to material changes. In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive and UST in August 2004. In the event that forecasted customer demand for which we make advance capital expenditures does not materialize, our liquidity may be materially impacted and our operating results could be adversely affected. Additionally, if current industry conditions deteriorate, we could suffer significant losses, which could materially impact our business including our liquidity.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.
      Many factors could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is dependent upon the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs.
      Our operating results and cash flows have varied significantly from period to period. During 2005 our net sales, gross margins, operating income and cash flows have fluctuated significantly as a result of the following factors over which we have little or no control and which we expect to continue to impact our business:

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
      We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. These factors, as well as the factors set forth below which have not significantly impacted our recent historical results, may impair our future business operations and may materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results:

•	loss of key personnel or the shortage of available skilled workers;

•	rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Products.
      Prices for packaging and test services have declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. During 2005, as compared to 2004, average selling prices increased. Favorable market conditions in 2005 enabled us to selectively increase pricing, improve our product mix, and expand our results in recovering material cost increases. Although we expect continued general downward pressure on average selling prices for our packaging and test services in the future, we plan on continuing efforts to offset price declines by selective price increases in the near term and improving product mix. If our semiconductor package mix does not shift to new technologies with higher prices or we cannot reduce the cost of our packaging and test services to offset a decline in average selling prices, our future operating results will suffer. In addition, we cannot predict customer response to continued attempts to raise prices to cover additional costs and we may lose business.

High Leverage and Restrictive Covenants — Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
      Substantial Leverage. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2005, our total debt balance was $2,140.6 million, of which

$184.4 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness do allow us or our subsidiaries to incur more debt limited by certain restrictions if our interest coverage ratio falls below 2.5 to 1. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.
      Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.
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
      Ability to Service Debt and Fund Other Liquidity Needs. As of December 31, 2005, we had cash and cash equivalents of $206.6 million and $96.7 million available under our new senior secured revolving credit facility. We have prepared a forecast for 2006 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance, however, that such equity or borrowings will be available or, if available, will be at rates or prices which are acceptable to us. Nevertheless, we believe that our cash flow from operating activities coupled with existing cash balances and availability under our new senior secured revolving credit facility will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through December 31, 2006, including retiring the remaining $133.0 million of our 5.75% convertible subordinated notes at maturity on June 1, 2006.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Revenues.
      Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any amount we deem material. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services. Recently, our customers’ demand for our services has increased and their forecasts have shown a less-than-typical decline for the first quarter of 2006; however, we cannot predict if this demand trend will continue and the forecasted demand will materialize. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we are not able to adjust costs in a timely manner to compensate for any revenue shortfall, which adversely affects our margins, operating results and cash flows. If customer demand does not materialize, our net sales, margins, operating results and cash flows will be materially and adversely affected.

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
      We have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, plant operations and other resources. Future expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom would be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If The Cost, Quality or Supply of Materials or Equipment Changes Adversely.
      We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. Furthermore, we purchase the majority of our materials on a purchase order basis. From time to time, we enter into supply agreements, generally up to one year in duration, to guarantee supply to meet projected demand. Such agreements may generally be terminated at the option of either party with 90-days written notice. Our business may be harmed if we cannot obtain materials and other supplies from our vendors: in a timely manner, in sufficient quantities, in acceptable quality or at competitive prices.

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

Capital Additions — We Believe We Need To Make Substantial Capital Additions, Which May Adversely Affect Our Business.
      We believe that our business requires us to make significant capital additions in order to address what we believe is an overall trend in outsourcing of packaging and test services. The amount of capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity, will put downward pressure on our near-term gross margin. In addition, there can be no assurance that we will be able to recover these additions with future demand for our services.

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.
      We are currently a party to various legal proceedings, including those described in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. We have recently settled all but one of the outstanding mold compound litigation matters. If an unfavorable ruling was to occur in the remaining legal proceeding or other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. The estimate of the potential impact from legal proceedings on our financial position or results of operations could change in the future.

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

Competition — We Compete Against Established Competitors in the Packaging and Test Business.
      The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. On a larger scale, we also compete with the internal semiconductor packaging and test capabilities of many of our customers.

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.
      The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy.
      Increasingly, public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations. In the future, applicable land use and environmental regulations may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, subject us to liability or cause us to curtail our operations.

Protection of Intellectual Property — We May Become Involved in Intellectual Property Litigation.
      We maintain an active program to protect our investment in technology by augmenting and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy and our success, as a whole we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.
      We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. We are currently involved in two legal proceedings involving the acquisition of intellectual property rights, or the enforcement of our existing intellectual property rights. We refer you to the matters of Amkor Technology, Inc. v. Carsem, et al. and Amkor Technology, Inc. v. Motorola, Inc. which are described in more detail in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K.
      The semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:

•	discontinue the use of certain processes;

•	cease to provide the services at issue;

•	pay substantial damages;

•	develop non-infringing technologies; or

•	acquire licenses to the technology we had allegedly infringed.
      From time to time, we receive inquiries regarding possible conflicts with the intellectual property rights of other parties. In some cases it may become necessary to enter into licenses or other agreements with these parties or with other third parties to strengthen or defend our intellectual property position, or to acquire additional intellectual property rights. We have not accrued a loss or established a reserve for payments, if any, that we may need to make under any such licenses or agreements, as we are not currently able to make a reasonable estimate of the amounts of any such losses or payments, if any.
      If we fail to obtain necessary licenses or if we are subjected to litigation relating to patent infringement or other intellectual property matters, our business could suffer. We are currently involved in a legal proceeding involving the alleged intellectual property rights of a third party. We refer you to the matter of Tessera, Inc. v.

Amkor Technology, Inc., which is described in more detail in Part I, Item 3 “Legal Proceedings” in this Annual Report on Form 10-K.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.
      As of January 31, 2006, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and members of his family beneficially owned approximately 46.0% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, substantially control all matters submitted for approval by our stockholders. These matters could include:

•	the election of all of the members of our Board of Directors;

•	proxy contests;

•	mergers and acquisitions involving our company;

•	tender offers; and

•	open market purchase programs or other purchases of our common stock.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. We believe that total quality management is a vital component of our advanced processing capabilities. We have established a comprehensive quality operating system designed to promote continuous improvements in our products and maximize yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001:2000, ISO/ TS 16949:2002, ISO EMS 14001:2004 and QS9000:1998 certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
	Factory Size
Location	(Square Feet)	Services

Korea
Seoul, Korea -K1(2)	670,000	Packaging services Package and process development
Pupyong, Korea-K3(2)	432,000	Packaging and test services
Kwangju, Korea-K4(2)	888,000	Packaging and test services
Philippines
Muntinlupa, Philippines-P1(1)	576,000	Package and test services Packaging and process development
Muntinlupa, Philippines-P2(1)	152,000	Packaging services
Province of Laguna, Philippines-P3(1)	400,000	Packaging services
Province of Laguna, Philippines-P4(1)	225,000	Test services
Taiwan
Lung Tan, Taiwan(3)	307,000	Packaging and test services
Hsinchu, Taiwan(2)	314,000	Packaging and test services
Hsinchu, Taiwan(2)	101,000	Wafer bump services
China
Shanghai, China(3)	170,000	Packaging and test services
Shanghai, China(4)	953,000	Construction-in-progress
Japan
Kitakami, Japan(2)	120,000	Packaging and test services
Singapore
Kaki Bukit, Singapore(5)	141,000	Test services
Science Park, Singapore(6)	165,000	Wafer bumping services
United States
Raleigh-Durham, NC(3)	37,000	Wafer bumping services

(1)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. Beginning July 1, 2003, these entities have been consolidated within the financial statements of Amkor, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(2)	Owned facility and land.

(3)	Leased facility.

(4)	Property acquired in May 2004 and is expected to house both packaging and test operations when completed. We started construction on Phase 1 during 2005. Phase 1 will complete approximately 30% of the building space and will be ready for occupancy by mid 2006. Land is leased.

(5)	Includes both a leased sales office and owned test services facility. Operations will be consolidated into owned facility in 2006.

(6)	Facility acquired in February 2006. Land is leased.
      We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of 2005, we were productively utilizing the majority of the space in our facilities, except for the construction-in-progress site in Shanghai, China. See (4) above. We intend to expand our production capacity in 2006 and beyond as necessary to meet customer demand.
      Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. During 2005, the majority of the West Chester, Pennsylvania corporate functions were transitioned to the Chandler, Arizona location. The West Chester location now serves primarily as an additional executive office. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania; and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

Item 3.	Legal Proceedings
      We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position, results of operations or cash flows could change in the future. Attorney fees related to legal matters are expensed as incurred.

Epoxy Mold Compound Litigation
      We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. With respect to the one pending matter, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the challenged epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

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
      On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, the Sumitomo Bakelite Parties and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $40.0 million was paid during the second quarter of 2005.

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
      On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5.0 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $5.0 million was paid during the second quarter of 2005.

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
      In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We agreed to pay $3.0 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. The $3.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $3.0 million was paid during the third quarter of 2005.

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

Pending Epoxy Mold Compound Litigation
      While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following pending claim. This amount is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005.

Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.
      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us and the Sumitomo Bakelite Parties in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. We have asserted cross-claims against Sumitomo Bakelite for indemnification. Discovery is ongoing. The Court has set a trial date of June 12, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.
     Other Litigation

Amkor Technology, Inc. v. Motorola, Inc.
      In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “’133 and ‘278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ’133 and ‘278 Patents remained pending.
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

The bench trial in this matter was concluded on January 27, 2006. The parties are preparing post-trial briefs and oral argument, and a decision from the judge is currently expected mid-year 2006.

Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
      We entered into an Intellectual Property Assignment Agreement (“IPAA”) with Citizen with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under the License Agreement and (ii) Citizen’s interest in the ’133 and ’278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially all of the assets of a division of Citizen in April 2002. The IPAA provided for a deferred payment of 1.4 billion Japanese yen (the “Deferred Payment”). Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”).
      Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we were withholding final payment of the Deferred Payment. In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the Deferred Payment. We contended that we were rightfully withholding payment of the Deferred Payment in accordance with the terms of the IPAA. The arbitration hearing before the ICC on this matter was held in May 2005. In September 2005, the ICC ruled in favor of Citizen, and as a result we paid Citizen the Deferred Payment ($12.6 million based on the spot exchange rate at September 30, 2005), plus interest of approximately $300,000 on September 30, 2005. The Deferred Payment was accrued in the purchase accounting.

Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $59.7 million based on the spot exchange rate at December 31, 2005). We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
      In November 2003, we filed complaints against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washing-

ton, D.C. and subsequently in the Northern District of California. The complaints allege infringement of our United States Patent Nos. 6,433,277, 6,455,356, and 6,630,728 (collectively the “Amkor Patents”). We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party conception documents. The ITC previously ordered the ALJ to issue the final Initial Determination by November 9, 2005 and set a date of February 9, 2006 for completion of the investigation. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the discovery issues related to third party conception documents. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia; a schedule has not yet been established for that action. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

Tessera, Inc. v. Amkor Technology, Inc.
      On March 2, 2006, Tessera, Inc. filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The Request for Arbitration claims, among other things, that Amkor is in breach of its license agreement with Tessera as a result of Amkor’s failure to pay Tessera royalties allegedly due on certain packages Amkor assembles for some of its customers.

Securities Class Action Litigation
      On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms have filed related cases, which we expect to be consolidated with the initial complaint. The complaints allege, among other things, that Amkor engaged in “channel stuffing” and made certain materially false statements and omissions in its disclosures during the putative class period of October 2003 to July 2004. We believe the suit is without merit, and are preparing to vigorously defend the matter.

Shareholder Derivative Lawsuits
      On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s officers, former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above.
      On March 2, 2006 a purported shareholder derivative lawsuit entitled Kahn v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action.

     Other Legal Matters

Securities and Exchange Commission Investigation
      In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain members of the board of directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. The SEC has not informed Amkor of any conclusions of wrong doing by any person or entity. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against an officer or director of the Company, our business or the trading price of our common stock may be adversely impacted.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market For Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “AMKR.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the Nasdaq National Market.

	High	Low

2005
First Quarter	$6.90	$3.73
Second Quarter	5.20	2.87
Third Quarter	6.12	4.08
Fourth Quarter	6.99	3.57
2004
First Quarter	$21.87	$12.61
Second Quarter	15.90	7.80
Third Quarter	6.40	3.31
Fourth Quarter	6.80	3.73
      There were approximately 223 holders of record of our common stock as of February 28, 2006.
DIVIDEND POLICY
      Since our public offering in 1998, we have never paid a dividend to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. Refer to the Liquidity and Capital Resources Section in Item 7 “Management’s Discussion and Analysis.”

RECENT SALES OF UNREGISTERED SECURITIES

Convertible Subordinated Notes
      On November 18, 2005, James J. Kim, our chairman of the board of directors and chief executive officer, and certain other Kim family trusts (the “Purchasers”) purchased an aggregate amount of $100.0 million of 6.25% Convertible Subordinated Notes due 2013 (the “Notes”) in a private placement pursuant to the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act. In connection with sale of the Notes, Amkor entered into an indenture (the “Indenture”) with U.S. Bank National Association, as trustee, governing the Notes and an investor rights agreement (the “Rights Agreement”) with the Purchasers.
      The material terms and conditions of the Notes, the Indenture and the Rights Agreement are set forth in Items 2.03 and 3.02 of the Form 8-K filed with the Commission on November 16, 2005, which is hereby incorporated by reference.
EQUITY COMPENSATION PLANS
      The information required by this item regarding equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS(1)

Total Number of
			Principal Amount	Maximum Number
			of Convertible	(or Approximate
			Notes Purchased	Dollar Value) of
	Total Principal	Average Price Paid	as Part of a	Convertible Notes
	Amount of	per $1,000 Principal	Publicly	That May yet be
	Convertible Notes	Amount of	Announced Plan	Purchased Under the
Period	Purchased	Convertible Notes	or Program	Plan or Program

October 1 — October 31, 2005	$—	$—	$—	$—
November 1 — November 30, 2005	100,000,000	991.25	—	—
December 1 — December 31, 2005	—	—	—	—

(1)	In November 2005, we repurchased $100.0 million of our outstanding 5.75% Convertible Subordinated Notes due June 2006. All repurchases were made in open market transactions. We do not have a specific note repurchase plan or program.

Item 6.	Selected Consolidated Financial Data
      We have derived the selected historical consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2005 from our consolidated financial statements. You should read the selected consolidated financial data set forth below in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
      The summary consolidated financial data below reflects the following transactions on a historical basis: (i) our 2001 acquisitions of Amkor Iwate Corporation, Sampo Semiconductor Corporation and Taiwan Semiconductor Technology Corporation (a prior equity investment), (ii) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc. and (iii) our 2004 acquisitions of the remaining 40% ownership interest in Amkor Iwate Corporation, certain packaging and test assets from IBM, 60% of UST and 100% of Unitive. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all the periods presented.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,099,949	$1,901,279	$1,603,768	$1,406,178	$1,336,674
Cost of sales	1,743,996	1,533,447	1,267,302	1,310,563	1,284,423

Gross profit	355,953	367,832	336,466	95,615	52,251

Operating expenses:
Selling, general and administrative	243,155	221,915	183,291	213,271	207,613
Research and development	37,347	36,707	30,167	35,918	42,450
Provision for legal settlements and contingencies	50,000	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	—	—	—
Amortization of goodwill(a)	—	—	—	—	79,336

Impairment of long-lived assets and goodwill(b)	—	—	—	263,346	—

Total operating expenses	326,094	258,622	213,458	512,535	329,399

Operating income (loss)	29,859	109,210	123,008	(416,920)	(277,148)

Other (income) expense:
Interest expense, related party	521	—	—	—	—
Interest expense, net	165,351	148,902	140,281	147,497	150,626
Foreign currency (gain) loss	9,318	6,190	(3,022)	906	872
Other (income) expense, net(c)	(444)	(24,444)	31,052	(1,014)	9,852

Total other expense	174,746	130,648	168,311	147,389	161,350

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(144,887)	(21,438)	(45,303)	(564,309)	(438,498)

(Continued)

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data: (Continued)
Equity investment losses(d)	(55)	(2)	(3,290)	(208,165)	(100,706)

Minority interests(e)	2,502	(904)	(4,008)	(1,932)	(1,896)

Loss from continuing operations before income taxes	(142,440)	(22,344)	(52,601)	(774,406)	(541,100)

Income tax provision (benefit)(f)	(5,551)	15,192	(233)	60,683	(84,613)

Loss from continuing operations	(136,889)	(37,536)	(52,368)	(835,089)	(456,487)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	54,566	8,330	5,626

Net income (loss)	$(136,889)	$(37,536)	$2,198	$(826,759)	$(450,861)

Basic and diluted net income (loss) per common share:
From continuing operations	$(0.78)	$(0.21)	$(0.31)	$(5.09)	$(2.91)
From discontinued operations	—	—	0.32	0.05	0.04

Net income (loss) per common share	$(0.78)	$(0.21)	$0.01	$(5.04)	$(2.87)

Shares used in computing basic and diluted net income (loss) per common share	176,385	175,342	167,142	164,124	157,111
Other Financial Data:
Depreciation and amortization	$248,637	$230,344	$219,735	$323,265	$440,591
Capital expenditure payments related to continuing operations	295,943	407,740	190,891	99,771	158,595

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$206,575	$372,284	$313,259	$311,249	$200,057
Working capital	131,758	346,956	337,917	163,498	139,097
Total assets	2,955,091	2,965,368	2,563,919	2,552,085	3,219,253
Total long-term debt	1,956,247	2,040,813	1,650,707	1,737,690	1,771,453
Total debt, including short-term borrowings and current portion of long-term debt	2,140,636	2,092,960	1,679,372	1,808,713	1,826,268
Stockholders’ equity	224,301	369,529	401,004	231,367	1,008,717

(a)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b)	During 2002, we recorded an impairment on long-lived assets of $190.3 million primarily to reduce the carrying value of assets to be held and used to their fair value. In addition we recognized an impairment on goodwill of $73.1 million as a result of our annual impairment review performed in the second quarter.

(c)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million and recorded an associated gain of $21.6 million. In 2003, we recognized a pre-tax loss of $37.8 million as a result of the early extinguishment of $425.0 million principal amount of our 9.25% senior notes due 2006, $29.5 million principal amount of our 9.25% senior notes due 2008, $17.0 million principal amount of our 5.75% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007. This loss was offset by a $7.3 million gain on the sale of our investment in an intellectual property company.

(d)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing goodwill of $118.6 million associated with our equity method investment in ASI. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time and we ceased accounting for our investment in ASI under the equity method of accounting.

(e)	In 2003, 2002 and 2001, minority interests primarily reflects Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2005 and 2004, minority interests primarily reflects the 40% minority ownership interest in UST in which we acquired a majority interest during August 2004.

(f)	During 2002, we recorded a $214.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits. This charge was partially offset by the tax benefit recognized on the loss from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margin and operating performance, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” included in Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2005 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 “Business,” Item 3 “Legal Proceedings,” Item 6 “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplemental Data” in this Annual Report as well as other reports we file with the SEC.
Overview
      During 2005, we began to leverage our 2004 strategic initiatives and experienced a broad-based strengthening of our customer demand, particularly in the second half of the year. In 2005, we also began to refocus our organization for long-term success through enhanced operational effectiveness and improved financial performance. We believe that current and forecast business strength, coupled with tight industry capacity and moderate capital expansion, will lead to improved economics for the outsourced semiconductor assembly and test industry. Our goal is to take advantage of this cycle and achieve measured and profitable growth and generate levels of free cash flow that will allow us to reduce our debt.
      Our net sales for 2005 were a record $2.1 billion, indicating that the semiconductor industry inventory correction has generally run its course. We serviced 7.4 billion units in 2005 compared to 7.2 billion units in 2004 with services provided extending across a broad range of customers and products. Our increase over 2004 is attributable to market acceptance of our newer service offerings that include flip chip, wafer bumping, wafer level processing and advanced test services as well as an increase in the volume of laminate and leadframe packages we processed.
      Gross margin in 2005 was 17.0%. The first and second quarters, at 10.4% and 13.6%, respectively, were impacted by an increased cost structure attributable to our 2004 capacity expansion with the associated revenue ramp not realized until the second half of the year, product mix, pricing issues and increasing material costs. The third quarter saw an improvement in our gross margin to 16.4% due to improvements in both pricing environment and product mix, partially offset by $6.4 million in charges associated with manufacturing overhead reductions and costs stemming from the closing of our Semisys operation, discussed below. Fourth quarter margin rose to 24.2% as a result of favorable product mix, improved pricing and recovery of increasing material costs, higher capacity utilization and increasing contribution from our newer factories.
      Our capacity utilization was approximately 90% at the end of 2005 versus approximately 70% at the end of 2004 due primarily to increased customer demand and the ramp of business at our newer factories. Capacity expansion lagged customer demand in the fourth quarter; however, we are committed to growing responsibly by making strategic, financially-disciplined investments. Our capital investments have been, and will continue to be, primarily focused on increasing our test, wafer bumping, flip chip and advanced laminate packaging capacity. During 2005, we entered into several supply agreements with customers that guarantee the customer capacity and provide for customer prepayment of services in exchange for such capacity guarantees. In some cases, customers may forfeit the prepayment if the capacity is not utilized per contract terms. Customer advances of $2.5 million and $0.7 million are included in accrued expenses and other non-current liabilities, respectively, as of December 31, 2005, and will be returned to the customer over the life of the contract. We anticipate signing more of these types of agreements in 2006.
      During 2005, we divested and closed certain non-core packaging and test operations. In the third quarter we terminated the operations of Semisys, a Korean-based subsidiary which produced molds and other equipment used in semiconductor packaging, resulting in a charge of $3.0 million, primarily in cost of sales. Early in the fourth quarter, we sold Amkor Test Services, a specialty test operation in Wichita, Kansas resulting in a gain of $4.4 million shown in operating expenses.
      Our net loss for 2005 was $136.9 million, or ($0.78) per share compared to a net loss of $37.5 million, or ($0.21) per share in 2004. In addition to the gross margin impact discussed above, our 2005 results included a provision of $50.0 million for the settlement of mold compound litigation. We paid out $48.0 million in cash against this provision during 2005. Legal expenses were a major contributor to the increased selling, general and administrative expenses in 2005 and 2004. We expect these costs to be lower going forward now that the mold compound and Carsem intellectual property litigation are substantially complete; however, there is uncertainty as to the impact the class action cases filed in early 2006 will have on our legal fees. Severance costs recognized in the third and fourth quarter totaled $4.0 million with anticipated annualized savings of $11.0 million. These employee reductions were part of a comprehensive program we are undertaking to streamline our corporate-wide support organization and reduce selling, general and administrative costs. We intend to continue this program during 2006 with the goal of not only reducing costs, but also improving operational effectiveness. We recorded a tax benefit of $5.6 million which includes the impact of the finalization of the Internal Revenue Service’s examination of U.S. federal income tax returns and the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries.
      During 2005, we completed a series of financing initiatives designed to improve our liquidity. Our chairman, Mr. James J. Kim, and certain other Kim family trusts, subscribed to an offering of $100.0 million of our 6.25% convertible subordinated notes due 2013, the proceeds of which were used to repurchase $100.0 million of our 5.75% convertible notes due June, 2006 at 99.125%, resulting in a gain of $0.9 million, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.3 million. In addition, we replaced our $30.0 million senior secured revolving credit facility with a new $100.0 million first lien secured revolving credit facility that is available through November 2009. We also completed a NT$1.8 billion (approximately $53.5 million) 5-year secured term loan with two Taiwanese lenders. These initiatives, together with improved cash flow from operations, have enhanced our financial flexibility. Please see the Liquidity and Capital Resources section below for further details on these transactions and an analysis of the changes in our balance sheet and cash flows.
Results of Continuing Operations
      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Gross profit	17.0%	19.3%	21.0%
Operating income	1.4%	5.7%	7.7%
Loss before income taxes, equity earnings (losses), minority interests and discontinued operations	(6.9)%	(1.1)%	(2.8)%
Loss from continuing operations	(6.5)%	(2.0)%	(3.3)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net Sales. Net sales increased $198.7 million, or 10.5%, to $2,100.0 million in 2005 from $1,901.3 million in 2004. Net sales from our 2004 acquisitions accounted for 58.2% of the increase in our net sales from 2004 to 2005. The following table sets forth by product type the amount of our net sales in millions of dollars and the percentage of such revenue:

	2005

	Year Ended December 31,

			2004

	)
	(Dollars in millions
Packaging
Leadframe	$834	39.7%	$844	44.4%
Laminate	987	47.0%	838	44.1%
Other	82	3.9%	44	2.3%
Test	197	9.4%	175	9.2%

Total net sales	$2,100	100.0%	$1,901	100.0%

      Gross Profit. Gross profit decreased $11.9 million, or 3.2%, to $355.9 million in 2005 from $367.8 million in 2004. Our cost of sales consists principally of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
      Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue increased from 40.2% in 2004 to 40.9% in 2005. We were able to hold this percentage relatively flat due to richer product mix.
      Labor was up both in dollars and as a percentage of net sales due to the ramp in the new factories and wage increases and an unfavorable currency impact at our Korean operations. In addition, we recorded charges in the third quarter of $4.7 million for the shut down of Semisys and the secondment of employees in our Iwate plant.
      Other manufacturing costs increased 12.8%, but only 0.6% as a percent of net sales, primarily due to an increase in depreciation, repairs and maintenance and facilities costs attributable to the addition of the new factories and the volume ramp at existing factories.
      Gross margin decreased to 17.0% in 2005 from 19.3% in 2004. The decline of 2.3% is a result of lower average selling prices for our leadframe products and increased labor and other manufacturing costs offset by increased contribution from our laminate business and the businesses acquired in 2004. Refer to the Overview above for a discussion of our 2005 quarterly gross margin progression.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.32 million to $243.2 million, or 11.6% of net sales, in 2005 from $221.9 million, or 11.7% of net sales, in 2004. Selling, general and administrative expenses for 2004 only included acquired companies’ expenses for the portion of the year subsequent to the respective acquisition dates, whereas 2005 included a full year of expenses. In addition, these operations continue to incur increased costs for the ramp in business. Indirect labor at our existing factories increased primarily due to merit increases and an unfavorable foreign currency impact in Korea.
      Provision for Legal Settlements and Contingencies. In, 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation, as discussed in the Overview above.
      Other (Income) Expense. Other expenses, net, increased $44.1 million, to $174.7 million, or 8.3% of net sales, in 2005 from $130.6 million, or 6.9% of net sales, in 2004. The net increase is the result of higher interest expense of $17.0 million; a realized loss on our ASI shares of $3.7 million due to an other-than-temporary decline in market value for 2005 compared to gain of $21.6 million in 2004 related to the sale of a portion of the shares in ASI and a $3.1 million increase in foreign currency loss.
      Provision (Benefit) for Income Taxes. In 2005, we recorded an income tax benefit of ($5.6 million) reflecting an effective tax rate of (3.8%), as compared to an income tax expense of $15.2 million in 2004, reflecting an effective tax rate of 70.9%. The income tax benefit in 2005 was driven by the finalization of our Internal Revenue Service (“IRS”) audits of our U.S. federal income tax returns for the years 2000 and 2001 ($3.4 million), the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries ($6.5 million), and the net release of other U.S. and foreign reserves applicable to prior years ($1.3 million). The income tax benefit in 2005 was partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our 2004 tax provision of $15.2 million included taxes relating to our profitable foreign tax jurisdictions, a provision of $6.5 million recorded in connection with regulations issued by the IRS in August 2004 relating to the tax status of certain of our foreign subsidiaries and U.S. alternative minimum taxes for which we do not anticipate a future benefit. The 2004 provision was partially offset by a tax benefit of ($2.8 million) resulting from a favorable ruling in a foreign jurisdiction.
      In 2005, we continued to record a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the year ended December 31, 2005. We will begin to reverse the related valuation allowance once profitable operations resume at our various locations.
      Minority Interests. Minority interest income was $2.5 million in 2005, as compared to $0.9 million in 2004. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million, eliminating the previous 40% minority interest related to this company. In addition, in August 2004 we acquired 60% of the capital stock of UST, and accordingly, during 2004 and 2005, account for the remaining 40% as a minority interest in our consolidated statement of operations. Refer to Our 2004 Acquisitions below for further discussion related to these acquisitions.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales. Net sales increased $297.5 million, or 18.6%, to $1,901.3 million in 2004 from $1,603.8 million in 2003. This increase in net sales for 2004 was principally attributed to an overall unit volume increase of 30.1%. This increase in volume was driven by a 25.7% increase for advanced packages and a 37.0% increase in our traditional packages. Partially offsetting the volume increases, average selling prices for 2004 declined approximately 7% as compared to average selling prices in 2003. This decrease in overall average selling prices was driven by a 5% decrease in average selling prices for advanced packages and a 12% decrease in average selling prices for traditional packages. Sales from our 2004 acquisitions (refer to Our 2004 Acquisitions below) accounted for 6.5% of our increase in net sales for the twelve months ended December 31, 2004.
      Gross Profit. Gross profit increased $31.4 million, or 9.3%, to $367.8 million in 2004 from $336.5 million in 2003. Our cost of sales consists principally of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
      Gross margin as a percentage of net sales decreased to 19.3% in 2004 from 21.0% in 2003. The decline of 1.7% is a result of average selling price erosion across our product lines, which decreased gross margin by approximately 2%, increased labor and overhead expenses, which decreased gross margin by approximately 1%, and a shift in product mix, which decreased gross margin by approximately 1%. Principally offsetting these negative impacts on gross margin was the benefit of positive operating leverage associated with increased unit volumes.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $38.6 million to $221.9 million, or 11.7% of net sales, in 2004 from $183.3 million, or 11.4% of net sales, in 2003. During 2004, we experienced increased litigation costs of $14.1 million over the prior year related to our patent infringement and epoxy mold compound litigation matters. The remaining increase in our selling, general and administrative expenses was primarily due to $18.0 million related to increased compensation costs and general business activity to support our overall business growth and increased compliance costs, $5.8 million related to the operations of our 2004 acquisitions and an increase in executive termination benefits of $0.9 million.
      Research and Development. Research and development expenses increased $6.5 million to $36.7 million, or 1.9% of net sales, in 2004 from $30.2 million, or 1.9% of net sales, in 2003. Our increase in our research and development expenses was primarily related to the establishment of a research and development center, located within our Amkor Iwate factory in Japan and increased activities related to our leading edge technologies.
      Other (Income) Expense. Other expenses, net, decreased $37.7 million, to $130.6 million, or 6.9% of net sales, in 2004 from $168.3 million, or 10.5% of net sales, in 2003. The net decrease, or favorable change, was primarily the result of debt retirement costs decreasing $34.9 million as compared to the prior year and gains from sale of ASI shares increasing $16.9 million over the prior year. Also contributing to this decrease was a $3.4 million legal settlement gain related to our claims against a software vendor incurred during 2004. In addition, in 2004 we did not incur a $5.7 million loss related to our ASI call options that we incurred in 2003.
      The above favorable changes of $63.2 million were partially offset by increased foreign currency losses of $9.2 million due to the depreciation of the U.S. dollar against many of the Asian currencies where we operate, increased interest expense of $8.6 million and a gain from the prior year of $7.3 million related to the sale of our investment in an intellectual property company.
      Provision (Benefit) for Income Taxes. We recorded an income tax expense of $15.2 million in 2004, compared to an income tax benefit of $0.2 million in 2003. Our 2004 tax provision includes taxes relating to our profitable foreign tax jurisdictions, a provision of $6.5 million recorded in connection with regulations issued by the Internal Revenue Service relating to the tax status of certain of our foreign subsidiaries for federal income tax purposes, and U.S. alternative minimum taxes for which we do not anticipate a future benefit. The 2004 provision is partially offset by a non-recurring $2.8 million tax benefit as a result of a favorable ruling in a foreign jurisdiction. In 2004, we continued to record a valuation allowance for substantially all of our deferred tax assets generated. We will resume the recognition of deferred tax assets when we return to sustained profitability in our various tax jurisdictions. In 2003, we recorded a tax provision of $7.5 million related to our discontinued operations, for which we were able to record an offsetting tax benefit in continuing operations. We also reduced tax accruals during 2003 by $20.0 million related to tax periods for which the related statutes closed during the year. These tax benefits were offset by taxes related to our profitable foreign tax jurisdictions.
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
      Minority Interests. Minority interest expense was $0.9 million in 2004, as compared to $4.0 million in 2003. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million, eliminating the previous 40% minority interest related to this company. In addition, in August 2004 we acquired approximately 60% of the capital stock of UST, and accordingly, now account for the remaining 40% as a minority interest in our consolidated statement of operations. Refer to Our 2004 Acquisitions below for further discussion related to these acquisitions.
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
Our 2004 Acquisitions
      In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. Also in January 2004, we paid approximately $2.0 million to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in selling, general and administrative expenses during the fourth quarter of 2003 related to this termination fee. Amkor Iwate provides packaging and test services principally to Toshiba’s adjacent Iwate factory under a long-term supply agreement that provides for services that were performed on a cost plus basis through December 2003 and then at market based rates beginning January 2004. This long-term supply agreement with Toshiba’s Iwate factory automatically renews annually by mutual consent.
      In May 2004, we acquired certain packaging and test assets from IBM and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. (“Xin Development Co., Ltd.”). The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 953,000 square foot building and associated 50-year land use rights located in Shanghai, China, and other intangible assets. The 953,000 square foot facility is classified as construction-in-progress and we began facilitizing the building in 2005. These assets were acquired for the purposes of increasing our packaging and test capacity. The purchase price was valued at approximately $138.1 million, including $117.0 million of short-term notes payable (net of a $4.6 million discount). The short-term notes payable, and interest thereon of $4.6 million, was paid during the fourth quarter of 2004.
      In August 2004, we acquired approximately 93% of the capital stock of Unitive, based in North Carolina, and approximately 60% of the capital stock of UST, a Taiwan-based joint venture between Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing, which was paid in 2005. In addition, we assumed $24.9 million of debt. In December 2004, we acquired the remaining 7% of Unitive. In January 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership to 99.6% of UST. Both original acquisition transactions provided provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the earn-out lapsed with no additional consideration being paid to the former owners. With respect to UST, the earn-out is based on the performance of that subsidiary for the twelve month period ended January 31, 2007. We currently estimate the value of the earn-out will range from $1.0 million to $3.1 million. The results of Unitive and UST operations are included in our Consolidated Statement of Operations beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively. As of December 31, 2005, we reflect as a minority interest the 40.0% of UST which we did not own. As of January 2006, the minority interest was reduced to 0.4%.
Quarterly Results
      The following table sets forth our unaudited consolidated financial data, including as a percentage of our net sales, for the last eight fiscal quarters ended December 31, 2005. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the 2004 acquisitions are included in the consolidated financial data from the date of the respective acquisitions.
      We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
      Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S. and Asia. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close our factories in the Philippines for holidays in January, and we close our factories in Korea for holidays in February.
      During the first quarter of 2005, we recorded a charge of $50.0 million related to the mold compound litigation. During the fourth quarter of 2005, we recorded a gain of $4.4 million in connection with the sale of Amkor Test Services, a specialty test operation.
      During the second quarter of 2004, we recorded a gain of $21.6 million related to our sale of 10.1 million shares of ASI common stock, which is included in other expense, net.

      The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income (loss) per share.

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(Unaudited)
	(In thousands, except per share data)
Net sales	$643,492	$549,641	$489,335	$417,481	$453,254	$490,843	$492,536	$464,646
Cost of sales	487,776	459,297	422,837	374,086	379,812	403,076	397,761	352,798

Gross profit	155,716	90,344	66,498	43,395	73,442	87,767	94,775	111,848

Operating expenses:
Selling, general and administrative	56,242	59,582	66,865	60,466	56,380	54,811	55,710	55,014
Research and development	9,653	8,870	9,924	8,900	9,166	8,664	9,900	8,977
Provision for legal settlements and contingencies	—	—	—	50,000	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	—	—	—	—	—	—

Total operating expenses	61,487	68,452	76,789	119,366	65,546	63,475	65,610	63,991

Operating income (loss)	94,229	21,892	(10,291)	(75,971)	7,896	24,292	29,165	47,857
Other expense, net	44,758	45,429	41,630	42,929	42,800	39,044	13,650	35,154

Income (loss) before income taxes, equity investment earnings (losses) and minority interests	49,471	(23,537)	(51,921)	(118,900)	(34,904)	(14,752)	15,515	12,703
Equity investment earnings (losses)	(11)	5	(55)	6	(4)	12	(10)	—
Minority interests	(685)	1,250	926	1,011	717	(1,266)	3	(358)

Income (loss) before income taxes	48,775	(22,282)	(51,050)	(117,883)	(34,191)	(16,006)	15,508	12,345
Income tax provision (benefit)	(5,226)	(2,865)	1,353	1,187	1,901	6,328	5,528	1,435

Net income (loss)	$54,001	$(19,417)	$(52,403)	$(119,070)	$(36,092)	$(22,334)	$9,980	$10,910

Net income (loss) per common share:
Basic	$0.31	$(0.11)	$(0.30)	$(0.68)	$(0.21)	$(0.13)	$0.06	$0.06
Diluted	$0.30	$(0.11)	$(0.30)	$(0.68)	$(0.21)	$(0.13)	$0.06	$0.06

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8%	83.6%	86.4%	89.6%	83.8%	82.1%	80.8%	75.9%

Gross profit	24.2%	16.4%	13.6%	10.4%	16.2%	17.9%	19.2%	24.1%

Operating expenses:
Selling, general and administrative	8.7%	10.8%	13.7%	14.5%	12.4%	11.2%	11.3%	11.8%
Research and development	1.5%	1.6%	2.0%	2.1%	2.0%	1.8%	2.0%	1.9%
Provision for legal settlement and contingencies	0.0%	0.0%	0.0%	12.0%	0.0%	0.0%	0.0%	0.0%
Gain on sale of specialty test operations	(0.7)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total operating expenses	9.5%	12.4%	15.7%	28.6%	14.4%	13.0%	13.5%	13.7%

Operating income (loss)	14.7%	4.0%	(2.1)%	(18.2)%	1.8%	4.9%	5.7%	10.4%
Other expense, net	7.0%	8.3%	8.5%	10.3%	9.4%	7.9%	2.7%	7.6%

Income (loss) before income taxes, equity investment earnings (losses) and minority interests	7.7%	(4.3)%	(10.6)%	(28.5)%	(7.6)%	(3.0)%	3.0%	2.8%
Equity investment earnings (losses)	(0.0)%	0.0%	(0.0)%	0.0%	0.0%	0.0%	0.0%	0.0%
Minority interests	(0.1)%	0.2%	0.2%	0.2%	0.2%	(0.3)%	0.0%	(0.1)%

Income (loss) before income taxes	7.6%	(4.1)%	(10.4)%	(28.3)%	(7.4)%	(3.3)%	3.0%	2.7%
Income tax provision (benefit)	(0.8)%	(0.5)%	0.3%	0.2%	0.4%	1.3%	1.1%	0.3%

Net income (loss)	8.4%	(3.6)%	(10.7)%	(28.5)%	(7.8)%	(4.6)%	1.9%	2.4%

Liquidity and Capital Resources
      We generated a loss from continuing operations of $136.9 million for the year ended December 31, 2005, which included a provision of $50.0 million for legal settlements and a gain on the sale of our specialty test operations of $4.4 million. This compares to a loss from continuing operations for the years ended December 31, 2004 and 2003 of $37.5 million and $52.4 million, respectively. Our operating activities provided cash totaling $97.1 million in 2005, $218.6 million in 2004 and $136.7 million in 2003. However, in 2005 and 2004, cash flow from operating activities was insufficient to fully cover cash used for investing activities. Investing activities during these periods have been primarily for capital expenditures for additional processing capacity to service anticipated customer demand and business acquisitions to fuel future growth. The cash shortfall was covered by incurring additional indebtedness. We now have and for the foreseeable future will continue to have a significant amount of indebtedness. At December 31, 2005 we had $2,140.6 million of debt, of which $184.4 million was classified as a current liability. We were in compliance with all debt covenants at December 31, 2005 and expect to remain in compliance with these covenants through December 31, 2006.
      As of December 31, 2005, we had cash and cash equivalents of $206.6 million and $96.7 million available under our new senior secured revolving credit facility. We have prepared a forecast for 2006 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance, however, that such equity or borrowings will be available or, if available, will be at rates or prices which are acceptable to us. Nevertheless, we believe that our cash flow from operating activities coupled with existing cash balances and availability under our new senior secured revolving credit facility will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through December 31, 2006, including retiring the remaining $133.0 million of our 5.75% convertible subordinated notes at maturity on June 1, 2006. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under “Risk Factors that May Affect Future Operating Performance” in Item 1A “Risk Factors” of this Annual Report.
      The terms of our first and second lien debt, senior notes and senior subordinated notes significantly reduce our ability to incur additional debt. In May, August and November 2005 our liquidity and debt ratings were lowered reflecting heightened liquidity concerns and weak operating results.
      Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business.
      We exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership to 99.6%. The funds were placed into escrow on December 28, 2005 and the transaction closed on January 2, 2006. The escrow funds are included in other long-term assets at December 31, 2005 and the cash transfer is presented as an outflow in investing activities on the consolidated statement of cash flows for the year ended December 31, 2005.

Cash flows
      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2005 were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Continuing Operations:
Operating activities	$97,112	$218,628	$136,733
Investing activities	(307,010)	(395,708)	(127,483)
Financing activities	47,683	235,175	(22,012)
Discontinued Operations:
Operating activities	—	111	10,872
Investing activities	—	—	2,412
Financing activities	—	—	—
      Operating activities. Our 2005 net cash flows from continuing operating activities decreased $121.5 million to $97.1 million in 2005, from $218.6 million in 2004, primarily as a result of an increase in net loss of $99.4 million over the prior year as discussed above in Results of Operations. Our trade receivables at December 31, 2005 increased by $115.9 million compared to December 31, 2004 due to the increase in sales during the fourth quarter of 2005 as compared to the fourth quarter of 2004. In addition, our accounts payable at December 31, 2005, increased by $114.9 million compared to December 31, 2004, as a result of extending payment terms with our suppliers to more closely align our payment terms with payments from our customers and delayed payment processing at year end due to holiday schedules.

      Investing activities. Our 2005 net cash flows used in continuing investing activities decreased by $88.7 million over the prior year to $307.0 million, primarily due to a $111.8 million decrease in payments for property, plant and equipment from $407.7 million in 2004 to $295.9 million in 2005 as 2004 included the acquisition of the IBM and Unitive business assets as described in “Our 2004 Acquisitions” above. The cash outflows during 2004 were offset by cash proceeds from the collection of an $18.6 million note receivable and an increase of proceeds from our net sales of investments and fixed assets of $55.4 million.
      Financing activities. Our 2005 net cash flows provided by financing activities were $47.7 million, a decrease of $187.5 million, as compared to $235.2 million for 2004. The net cash flows from financing activities for 2004 reflect the March 2004 issuance of $250.0 million of senior notes due 2011. The net proceeds were $245.2 million and were used to repay the balance outstanding under our senior secured term loan of $168.7 million. In October 2004, we entered into a $300.0 million second lien term loan and the net proceeds of $288.8 million were used for working capital and general corporate purposes. In 2005, one of our Taiwanese subsidiaries received NT$1.8 billion (approximately $53.5 million) in proceeds of a syndication loan with two Taiwanese lenders. During the fourth quarter of 2005, we issued $100.0 million of our 6.25% convertible subordinated notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and Kim family trusts, as discussed above. The proceeds from this issuance were used to purchase and retire a portion of the 5.75% convertible notes due 2006.
      We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by generally accepted accounting principles and our definition of free cash flow may not be comparable to similar companies. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$97,112	$218,628	$136,733
Less purchases of property, plant and equipment	295,943	407,740	190,891

Free cash flow	$(198,831)	$(189,112)	$(54,158)

Debt Instruments and Related Covenants
      Following is a summary of short-term borrowings and long-term debt:

	December 31,

	2005	2004

	(In thousands)
Debt of Amkor Technology, Inc.
Senior Secured Credit Facilities
$100.0 million revolving credit facility, LIBOR plus 1.5% — 2.25% due November 2009	—	—
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007 (Terminated November 2005)	—	—
Second lien term loan, LIBOR plus 4.5% due October 2010	$300,000	$300,000
Senior Notes
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,658	248,454
Senior Subordinated Notes
10.5% Senior subordinated notes due May 2009	200,000	200,000
Convertible Subordinated Notes
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	133,000	233,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Related Party Convertible Subordinated Notes
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share	100,000	—
Notes Payable and Other Debt	823	16,798
Debt of subsidiaries
Secured Term Loans
Term loan, Taiwan 90-Day Commercial Paper plus 1.2%, due November 2010	55,586	—
Term loans, various interest rates, due October 2005 to November 2010 (Paid off in June 2005)	—	13,576
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 20, 2008	11,329	—
Term loan, 2.69%, due April 2010 (Paid off in August 2005)	—	3,371
Secured Equipment and Property Financing	20,454	7,544
Revolving Credit Facilities	26,501	24,258
Other Debt	2,363	4,037

Total Debt	2,140,636	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(184,389)	(52,147)

Long-term debt (including related party)	$1,956,247	$2,040,813

      We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. For the year ended 2005, cash paid for interest expense was $162.7 million. As discussed in Note 20 of the Notes to the

Consolidated Financial Statements, certain of our subsidiaries guarantee our senior notes and senior subordinated notes.

2005 Significant Financing Activities:
      In September 2005, Amkor Technology Taiwan, Inc. (“ATT”), entered into a short-term interim financing arrangement with two Taiwanese banks for NT$1.0 billion (approximately U.S. $30.0 million) (the “Bridge Loan”) in connection with a syndication loan with the same group of lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately U.S. $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor Technology, Inc. has guaranteed the repayment of this loan.
      In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. Amkor Technology, Inc., along with Unitive and Unitive Electronics Inc., granted a first priority lien on substantially all of their assets, excluding inter-company loans and capital stock of our foreign subsidiaries and certain domestic subsidiaries. As of December 31, 2005, we had utilized $3.3 million of the available letter of credit sub-limit, and had $96.7 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaced our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004.
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 (the “2013 Notes”) in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into our common stock at an initial conversion price of $7.49 per share and are subordinated to the prior payment in full of all of our senior and senior subordinated debt.
      We were in compliance with all debt covenants contained in our loan agreements at December 31, 2005, and have met all debt payment obligations. Additional details about our debt are available in Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

2004 Significant Financing Activities:
      In March 2004, we sold $250.0 million of 7.125% senior notes due March 2011. The notes were priced at 99.321% of the $250.0 million face value, yielding an effective interest rate of 7.25%. We sold these notes to qualified institutional investors, and used a portion of the net proceeds of the issuance to satisfy in full our outstanding term loan due 2006 of $168.7 million. We used the remainder of the proceeds for general corporate purposes, including working capital and capital expenditures. The notes have a coupon rate of 7.125% annually and interest payments are due semi-annually. In connection with the offering of these notes, we entered into a registration rights agreement with the purchasers. The registration rights agreement entitled the purchasers, within 210 days from the original issuance, to exchange their notes for registered notes with substantially identical terms as the original notes. We filed a registration statement with the SEC for the exchange of the notes, and the exchange was completed in July 2004.
      In June 2004, we entered into a new $30.0 million senior secured revolving credit facility (the “Facility”). The Facility, which was originally available through June 2007, replaced our prior $30.0 million secured revolving line of credit which had been scheduled to mature in October 2005. At December 31, 2004, there was $29.7 million available under this Facility. The Facility was replaced in 2005 by the $100.0 million revolving credit facility discussed above.

      In October 2004, we entered into a $300.0 million second lien term loan credit facility with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the term loan are available for working capital and general corporate purposes.
      In November 2004, we paid $121.6 million of notes payable related to our 2004 acquisition from IBM and Xin Development Co., Ltd.
Capital Additions and Contractual Obligations
      The following table reconciles our activity related to property, plant and equipment payments as presented on the consolidated statement of cash flows to property, plant and equipment additions as reflected on the balance sheet:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Payments for property, plant, and equipment	295,943	$407,740	$190,891
Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses, net	(1,164)	(2,014)	39,613

Property, plant and equipment additions	$294,779	$405,726	$230,504

      A summary of our contractual obligations is as follows:

		Payments Due for Year Ending December 31,

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Total debt	$2,140,636	$184,389	$166,629	$491,611	$211,724	$311,762	$774,521
Scheduled interest payment obligations(1)	704,529	162,769	152,417	113,564	93,561	79,960	102,258
Purchase obligations(2)	69,402	69,402
Operating lease obligations	111,664	12,881	11,052	8,356	7,120	6,751	65,504
Other long-term obligations(3)	—

Total contractual obligations	$3,026,231	$429,441	$330,098	$613,531	$312,405	$398,473	$942,283

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2005 for variable rate debt.

(2)	Includes $63.5 million of capital-related purchase obligations.

(3)	Our other noncurrent liabilities as of December 31, 2005 were $135.9 million and included $129.3 million related to pension and severance obligations, which are not included in the above chart due to the lack of contractual certainty as to the timing of payment.
Related Party Transactions
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts, as discussed above under Liquidity and Capital Resources. The terms were approved by a majority of the independent members of the board of directors and we obtained a fairness opinion from a recognized investment banking firm.
      We have entered into the following related party transactions in the normal course of business:
      Mr. JooHo Kim is an employee of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of

Amkor). During 2005, 2004, and 2003, purchases from Anam Information Technology, Inc. were $1.8 million, $1.2 million, and $2.9 million, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2005 and 2004 were $0.3 million and $0.00 million respectively.
      Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. During 2005, 2004, and 2003, purchases from Jesung C&M were $6.5 million, $6.4 million, and $5.6 million respectively. Amounts due to Jesung C&M at December 31, 2005 and 2004 were $0.5 million and $0.5 million respectively.
      Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. During 2005, 2004, and 2003, purchases from Dongan Engineering Co., Ltd were $0.5 million, $3.0 million, and $1.3 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at December 31, 2005 and 2004 were not significant.
      The services provided by Anam Information Technology, Inc, Jesung C&M and Dongan Engineering Co. are subject to competitive bid.
      We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. During 2005, 2004, and 2003, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $11.8 million, $11.8 million, and $16.1 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2005 and 2004 were $1.4 million and $0.4 million, respectively. The purchases are arms length and consistent with our non-related party vendors.
      We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. During 2005, 2004, and 2003, amounts paid for this lease were $0.6 million, $1.1 million, and $1.1 million, respectively. During 2005, 2004, and 2003 our sublease income included $0.3 million, $0.6 million, and $0.5 million, respectively, from related parties. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. In the second quarter of 2005 we paid a lease termination fee of approximately $0.7 million and assigned sublease income to the trusts. We currently lease approximately 2,700 square feet of office space from these trusts.
Off-Balance Sheet Arrangements
      We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2005.
Other Contingencies
      We refer you to Item 3 “Legal Proceedings” for a discussion of our contingencies related to our patent-related litigation, securities litigation, remaining epoxy mold compound litigation and other litigation and legal matters. We are currently a party to these various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed under Item 3 “Legal Proceedings,” on our financial position, results of operations, or cash flows, could change in the future.
Critical Accounting Policies and Use of Estimates
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. A summary of our significant accounting policies used in the preparation of our Consolidated Financial Statements appears in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.
      Revenue Recognition and Risk of Loss. We recognize revenue from our packaging and test services when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. A sales allowance is recognized in the period of sale, based on our historical experience. Prior to the sale of our wafer fabrication services business on February 28, 2003, we recorded wafer fabrication services revenues upon shipment of completed wafers.
      Provision for Income Taxes. We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.
      Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. As a result of net operating losses experienced over the last several years, we have determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. We will evaluate the reversal of our valuation allowance when we return to sustained profitability in the related tax jurisdictions.
      Valuation of Long-Lived Assets. We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.
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
      We test goodwill for impairment in the second quarter of each year. We review our defined reporting units, calculate the fair value of each reporting unit using a discounted cash flow model and compare these fair values to the carrying value for each reporting unit. Since separate balance sheets are not maintained for the reporting units, we determine carrying value for each reporting unit by assigning all assets and liabilities based on specific identification where possible and use an allocation method for the remaining items. In order to further support the reasonableness of the fair value estimates prepared utilizing the discounted cash flow valuation model, we compare the combined total reporting unit values per the model to our quoted market price at the end of the second quarter. Based on this assessment, we determined that goodwill was not impaired.
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
      Investments in Marketable Securities. We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of semiconductor companies’ stocks, including ASI and its competitors, have experienced significant volatility during the past several years. During 2005, we recorded impairment charges totaling $3.7 million to reduce the carrying value of our investment in ASI to its market value. In determining whether declines in market value are other than temporary, we look at market value trends over the previous six months. We recognized a loss at December 31, 2004 and again at June 30, 2005 due to the six month trend. Due to the recurring market decline and concern over the recapitalization announcement, we also recognized the unrealized loss for each of the quarters ended of September 30, 2005 and December 31, 2005.
      Valuation of Inventory. We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs we adjust our reserve estimate. Additionally, our reserve for excess and obsolete inventory is based on forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.
      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
      Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. We acquired land use rights in Shanghai, China. These land use rights are amortized on a straight-line basis over the 50-year useful life.
      Pension Obligation Assumptions. In pension accounting, the most significant actuarial assumptions are the discount rate and the rate of return. The weighted average discount rate for our pension plans, all of which are located outside the U.S., was 8.1%, 6.3% and 7.2% as of December 31, 2005, 2004 and 2003, respectively. Weighted average discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts. The expected rate of return was 6.4%, 6.3% and 7.2% as of December 31, 2005, 2004 and 2003, respectively. The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 30% international equities (primarily U.S. and Europe), and 0% to 10% international fixed-income securities. The remainder of the portfolio may contain other investments such as short-term investments. At December 31, 2005, 2004 and 2003, Philippine plan assets included $0.6 million, $0.7 million and $1.8 million, respectively, of Amkor common stock. A third assumption is the long-term rate of compensation increase which was 6.5%, 6.2% and 6.4% as of December 31, 2005, 2004 and 2003, respectively. Total pension expense was $6.5 million, $5.7 million and $5.0 million for the year ended December 31, 2005, 2004 and 2003, respectively. We expect pension expense to be $5.6 million for the year ended December 31, 2006.
      Recently Issued Accounting Standards Not Yet Effective. In November 2004, FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material impact on our financial statements and disclosures.
      In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial statements and disclosures.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial statements and disclosures.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the SEC amended the effective date of SFAS No. 123R to January 1, 2006 for calendar year companies. We intend to adopt this statement on the new effective date and will use the modified prospective method upon adoption and therefore will not restate our prior-period results. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with unvested stock options was approximately $6.8 million as of December 31, 2005 which will be amortized over a weighted average period of approximately 1.5 years. Our 2006 results are expected to include approximately $4.8 million of additional compensation expense as a result of the adoption of SFAS 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.
      We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes option pricing model to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.
      SFAS No. 123R also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options as well as when we will be able to utilize our federal net operating loss carryforwards.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date as defined in SFAS 123(R). The guidance in the FASB Statement of Position (“FSP”) will be applied upon the Company’s initial adoption of SFAS 123(R).
      In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements and disclosures.
      In November 2005, FASB issued FSP FAS 115-1/ FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect this FSP to have a material impact on our financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitivity
      We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant and it is expected that our use of derivative instruments will continue to be minimal.

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
      For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes year over year are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at December 31, 2005 and 2004, a 20% change in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk:

As of December 31, 2005:

	Chart of Foreign Currency Risk as of December 31, 2005

	Philippine	Korean	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi

	(In thousands)
20% increase in foreign exchange rate	$—	$—	$—	$1,552	$—
20% decrease in foreign exchange rate	3,817	1,989	9,310	—	1,846
      In addition, at December 31, 2005 we had other foreign currency denominated liabilities, including denominations of the Euro, Singapore dollar and Swiss franc, whereby a 20% decrease in the related exchange rates would result in an aggregate $0.3 million of additional foreign currency risk.

As of December 31, 2004:

	Chart of Foreign Currency Risk as of December 31, 2004

	Philippine	Korean	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi

	(In thousands)
20% increase in foreign exchange rate	$—	$1,878	$—	$304	$—
20% decrease in foreign exchange rate	2,266	—	2,740	—	1,980
      In addition, at December 31, 2004 we had other foreign currency denominated liabilities, including denominations of the Euro, Singapore dollar and Swiss franc, whereby a 20% decrease in the related exchange rates would result in an aggregate $2.6 million of additional foreign currency risk.

Interest Rate Risks
      We have interest rate risk with respect to our long-term debt. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Our variable rate debt principally consists of short-term borrowings, our $100.0 million revolving line of credit, of which $96.7 million was available at December 31, 2005, our senior secured $300.0 million second lien term loan and the debt of our subsidiaries. The fixed rate debt consisted of senior notes, senior subordinated notes and convertible subordinated notes. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

      The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2005.

	Year Ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$144,751	$154,723	$479,924	$200,000	$—	$773,658	$1,753,056	$1,629,626
Average interest rate	5.6%	5.0%	9.1%	10.5%	0.0%	7.4%	7.9%
Variable rate debt (In thousands)	$39,631	$11,905	$11,688	$11,724	$311,763	$863	$387,574	$396,574
Average interest rate	2.1%	3.1%	3.1%	3.1%	9.0%	5.6%	7.7%

Equity Price Risks
      We have convertible subordinated notes, as described above, that are convertible into our common stock. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.
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
      We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Amkor Technology, Inc.:
      We have completed integrated audits of Amkor Technology, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated based on those criteria. Furthermore, in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 15, 2006

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net sales	$2,099,949	$1,901,279	$1,603,768
Cost of sales	1,743,996	1,533,447	1,267,302

Gross profit	355,953	367,832	336,466

Operating expenses:
Selling, general and administrative	243,155	221,915	183,291
Research and development	37,347	36,707	30,167
Provision for legal settlements and contingencies	50,000	—	—
Gain on sale of specialty test operations	(4,408)	—	—

Total operating expenses	326,094	258,622	213,458

Operating income	29,859	109,210	123,008

Other (income) expense:
Interest expense, related party	521	—	—
Interest expense, net	165,351	148,902	140,281
Foreign currency (gain) loss	9,318	6,190	(3,022)
Other (income) expense, net	(444)	(24,444)	31,052

Total other expense	174,746	130,648	168,311

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(144,887)	(21,438)	(45,303)
Equity investment losses	(55)	(2)	(3,290)
Minority interests	2,502	(904)	(4,008)

Loss from continuing operations before income taxes	(142,440)	(22,344)	(52,601)
Income tax provision (benefit)	(5,551)	15,192	(233)

Loss from continuing operations	(136,889)	(37,536)	(52,368)
Income from discontinued operations, net of tax (see Note 15)	—	—	54,566

Net income (loss)	$(136,889)	$(37,536)	$2,198

Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$(0.21)	$(0.31)
From discontinued operations	—	—	0.32

Net income (loss) per common share	$(0.78)	$(0.21)	$0.01

Shares used in computing net income (loss) per common share:
Basic	176,385	175,342	167,142
Diluted	176,385	175,342	167,142
The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$206,575	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	265,547
Other	5,089	3,948
Inventories, net	138,109	111,616
Other current assets	35,222	32,591

Total current assets	766,490	785,986
Property, plant and equipment, net	1,419,472	1,380,396
Goodwill	653,717	656,052
Intangibles, net	38,391	47,302
Investments	9,668	13,762
Other assets	67,353	81,870

Total assets	$2,955,091	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$184,389	$52,147
Trade accounts payable	326,712	211,808
Accrued expenses	123,631	175,075

Total current liabilities	634,732	439,030
Long-term debt, related party	100,000	—
Long-term debt	1,856,247	2,040,813
Other non-current liabilities	135,861	109,317

Total liabilities	2,726,840	2,589,160

Commitments and contingencies (see Note 13)
Minority interests	3,950	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	176
Additional paid-in capital	1,326,426	1,323,579
Accumulated deficit	(1,105,961)	(969,072)
Accumulated other comprehensive income	3,658	14,846

Total stockholders’ equity	224,301	369,529

Total liabilities and stockholders’ equity	$2,955,091	$2,965,368

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other
	Common Stock		Additional		Receivable	Comprehensive		Comprehensive
			Paid-In	Accumulated	from	Income		Income
	Shares	Amount	Capital	Deficit	Stockholders	(Loss)	Total	(Loss)

	(In thousands)
Balance at December 31, 2002	165,156	$166	$1,170,227	$(933,734)	$(2,887)	$(2,405)	$231,367
Net income	—	—	—	2,198	—	—	2,198	$2,198
Unrealized gain on available for sale investments, net of tax	—	—	—	—	—	12,152	12,152	12,152
Cumulative translation adjustment	—	—	—	—	—	5,454	5,454	5,454

Comprehensive income								$19,804

Issuance of common stock	7,375	7	133,459	—	—	—	133,466
Issuance of stock through employee stock purchase plan and stock options	1,977	2	13,478	—	—	—	13,480
Payment received from stockholders	—	—	—	—	2,887	—	2,887

Balance at December 31, 2003	174,508	175	1,317,164	(931,536)	—	15,201	401,004
Net loss	—	—	—	(37,536)	—	—	(37,536)	$(37,536)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(9,575)	(9,575)	(9,575)
Cumulative translation adjustment	—	—	—	—	—	9,220	9,220	9,220

Comprehensive loss							—	$(37,891)

Issuance of stock through employee stock purchase plan and stock options	1,210	1	6,415	—	—	—	6,416

Balance at December 31, 2004	175,718	176	1,323,579	(969,072)	—	14,846	369,529
Net loss	—	—	—	(136,889)	—	—	(136,889)	$(136,889)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(333)	(333)	(333)
Cumulative translation adjustment	—	—	—	—	—	(10,855)	(10,855)	(10,855)

Comprehensive loss							—	$(148,077)

Issuance of stock through employee stock purchase plan and stock options	1,015	2	2,847	—	—	—	2,849

Balance at December 31, 2005	176,733	$178	$1,326,426	$(1,105,961)	$—	$3,658	$224,301

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(136,889)	$(37,536)	$2,198
Income from discontinued operations, net of tax	—	—	54,566

Loss from continuing operations	(136,889)	(37,536)	(52,368)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	248,637	230,344	219,735
Amortization of deferred debt issuance costs and discounts	8,684	12,396	18,540
Provision for accounts receivable	96	(161)	—
Provision for excess and obsolete inventory	10,718	14,841	4,463
Deferred income taxes	25,118	(3,603)	7,895
Equity investment loss	55	2	3,290
Loss (gain) on debt redemption	(253)	1,687	24,148
Loss (gain) on disposal of fixed assets, net	3,451	(3,721)	(586)
Gain on sale of specialty test operations	(4,408)	—	—
Other (gains) losses, net	4,037	(21,581)	(4,019)
Minority interests	(2,502)	904	4,008
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(126,665)	53,779	(74,619)
Other receivables	59	420	4,035
Inventories	(38,499)	(32,084)	(23,825)
Other current assets	(4,739)	1,985	(2,335)
Other non-current assets	1,026	(5,135)	12,374
Accounts payable	131,210	(29,731)	(906)
Accrued expenses	(49,200)	9,565	(16,080)
Other long-term liabilities	27,176	26,257	12,983

Net cash provided by operating activities	97,112	218,628	136,733

Cash flows from continuing investing activities:
Purchases of property, plant and equipment	(295,943)	(407,740)	(190,891)
Acquisitions, net of cash acquired	—	(63,613)	(2,505)
Proceeds from the sale of property, plant and equipment	1,596	7,609	4,001
Proceeds from sale of specialty test operations	6,587	—	—
Advances for acquisition of minority interest	(19,250)	—	—
Proceeds from the sale of investments	—	49,409	56,595
Purchase of investments	—	—	(13,765)
Proceeds from note receivable	—	18,627	18,253
Other	—	—	829

Net cash used in investing activities	(307,010)	(395,708)	(127,483)

(Continued)

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from continuing financing activities:
Net change in bank overdrafts	(102)	(2,588)	(1,943)
Borrowings under revolving credit facilities	120,405	260,423	402,692
Payments under revolving credit facilities	(120,727)	(256,720)	(420,120)
Proceeds from issuance of long-term debt and capital leases	116,317	549,764	595,000
Proceeds from issuance of related party debt	100,000	—	—
Payments for debt issuance costs	(2,187)	(15,278)	(10,577)
Net proceeds from the issuance of common stock	—	—	133,466
Payments of long-term debt, including redemption premiums	(168,872)	(185,242)	(736,897)
Payments on notes payable	—	(121,600)	—
Proceeds from issuance of stock through stock compensation plans	2,849	6,416	13,480
Payments on receivable from stockholders	—	—	2,887

Net cash provided by (used in) financing activities	47,683	235,175	(22,012)

Effect of exchange rate fluctuations on cash and cash equivalents	(3,494)	819	1,488

Cash flows from discontinued operations:
Net cash provided by operating activities	—	111	10,872
Net cash provided by investing activities	—	—	2,412
Net cash provided by financing activities	—	—	—

Net cash provided by discontinued operations	—	111	13,284

Net increase (decrease) in cash and cash equivalents	(165,709)	59,025	2,010
Cash and cash equivalents, beginning of period	372,284	313,259	311,249

Cash and cash equivalents, end of period	$206,575	$372,284	$313,259

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$168,564	$136,957	$147,188
Income taxes	$1,885	$23,800	$7,839
Noncash investing and financing activities:
Note receivable from sale of specialty test operations	$890	$—	$—
The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes to provide our services; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the U.S.
      Packaging and test are integral parts of the process of manufacturing semiconductor chips. This process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are probed to ensure the individual chips meet design specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey solutions including semiconductor wafer bumping, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications.

Basis of Presentation
      The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries (“Amkor”). The consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. As discussed further below, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” on July 1, 2003. Accordingly, our investments in variable interest entities in which we are the primary beneficiary are consolidated. Our investments in variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current presentation.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. On July 1, 2003, we elected early adoption of FIN 46 and have elected not to restate prior periods.
      We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of December 31, 2005, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our consolidated balance sheet was $20.8 million and $2.0 million (which excludes an inter-company payable of $19.2 million which eliminates during consolidation), respectively. There was no net effect to our consolidated statements of operations as a result of the consolidation of the Philippine realty corporations as these entities were previously accounted for as equity investments with our proportionate share of gains and losses recorded in our consolidated statements of operations. In addition, the consolidation of Philippine realty companies was treated as a non-cash transaction. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor Technology, Inc., the primary beneficiary of these variable interest entities.

Foreign Currency Translation
      The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines and Singapore, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense) in the period in which they occur.
      The local currency is the functional currency of our subsidiaries in Japan and Taiwan, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

Concentrations and Credit Risk
      Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high-grade money market accounts.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 13. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

Cash and Cash Equivalents
      We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 and 2004, $1.7 million and $1.9 million of our cash was restricted and recorded in other long-term assets, according to the time deposit maturity dates.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined for approximately 90% of our inventories by using a moving average method. The remaining inventories use standard cost, which approximates actual cost. We order raw materials based on the customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. Our reserve for excess and obsolete inventory is based on the forecasted demand we receive from our customers and the age of our inventory. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
Land use rights	50 years
      Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense related to continuing operations was $239.1 million, $223.0 million and $211.0 million for 2005, 2004 and 2003, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Goodwill and Acquired Intangibles
      Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests are performed more frequently if warranted. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value.
      Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount many not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows.

Other Noncurrent Assets
      Other noncurrent assets consist principally of deferred income tax assets, deferred debt issuance costs and refundable security deposits. At December 31, 2005, other noncurrent assets includes $19.3 million related to the advance on the acquisition of minority interest in Unitive Semiconductor Taiwan (“UST”), (See Note 21 “Subsequent Events”) as well as $28.1 million of unamortized debt issuance costs.

Other Noncurrent Liabilities
      Other noncurrent liabilities consist primarily of Korean severance plan obligations and foreign pension obligations (see Note 10 “Employee Benefit Plans”).

Revenue Recognition and Risk of Loss
      We recognize revenue from our packaging and test services when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements. A sales allowance is recognized in the period of sale, based on our historical experience.

Shipping and Handling Fees and Costs
      Amounts billed to customers for shipping and handling are classified in net sales. Amounts incurred for shipping and handling are included in costs of sales.

Stock Compensation
      We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 12, “Stock Compensation Plans.” Generally, no compensation expense has been recognized for our employee stock options that have been granted. If compensation costs for our stock option

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plans had been determined using the fair value method of accounting as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our reported net results and amounts per share would have been unfavorably affected, as illustrated below.
      During August 2004, the Compensation Committee of our Board of Directors approved the vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. The purpose for accelerating the vesting of all such options was to enhance employee morale, help retain high-potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123R. The following table illustrates the effect on net results and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period. This table includes a pro forma charge of approximately $43.0 million for the year ended December 31, 2004 related to the August 2004 accelerated vesting. Substantially all unvested employee stock options had exercise prices above market value at that time. Had we not accelerated the vesting of unvested options in August 2004, a charge to earnings for the majority of the pro forma charge would have been reflected in our statements of operations as the related options vested in future periods. Such charges would begin in the first quarter of 2006, the effective date of SFAS No. 123R (discussed below under Recently Issued Accounting Standards Not Yet Effective). Refer to Note 12 for a discussion of the assumptions used in calculating the fair value of the options granted.

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss):
Net income (loss), as reported	$(136,889)	$(37,536)	$2,198
Add: Total stock-based employee compensation recognized under intrinsic value method, net of tax	45	—	—
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(3,553)	(63,164)	(31,573)

Net loss, pro forma	$(140,397)	$(100,700)	$(29,375)

Earnings (loss) per share:
Basic and diluted:
As reported	(0.78)	$(0.21)	$(0.01)
Pro forma	(0.80)	$(0.57)	$(0.18)
      For 2005, 2004 and 2003 pro forma net losses, there was no offsetting impact to our tax provision related to pro forma stock compensation expense because of our consolidated net losses for those years and the associated recognition of valuation allowances against the related deferred tax assets (see Note 11 “Income Taxes”).

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for Income Taxes
      Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.
      In determining the amount of the valuation allowance, we consider estimated future taxable income, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance. In 2005, we continued to record a valuation allowance for substantially all of our deferred tax assets.

Earnings Per Share
      Basic Earnings Per Share (“EPS”) is computed using the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all dilutive securities, such as options, convertible debt and warrants. For the years ended December 31, 2005, 2004 and 2003, we excluded from the computation of diluted earnings per share potentially dilutive securities which would have an antidilutive effect on EPS because either the exercise price of the securities exceeded the average fair value of our common stock or we had net losses, and therefore these securities were anti-dilutive. As of December 31, 2005, 2004 and 2003, the total number of potentially dilutive securities for outstanding options was 16.4 million, 17.7 million and 15.8 million, respectively. As of December 31, 2005, 2004 and 2003, the total number of potentially dilutive securities outstanding from the conversion of the convertible debt was 19.7 million, 9.2 million and 9.2 million, respectively. As of December 31, 2003, the total number of potentially dilutive securities for outstanding warrants for common stock was 3.9 million. The basic and diluted per share amounts are the same for the years 2005, 2004 and 2003 due to net losses from continuing operations.

Recently Issued Accounting Standards Not Yet Effective
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material impact on our financial statements and disclosures.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years beginning after June 15, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial statements and disclosures.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial statements and disclosures.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123R to January 1, 2006 for calendar year companies. We intend to adopt this statement on the new effective date and will use the modified prospective method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with unvested stock options was approximately $6.8 million as of December 31, 2005 which will be amortized over a weighted average period of approximately 1.5 years. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.
      We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes option pricing model to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.
      SFAS No. 123R also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options as well as when we will be able to utilize our federal net operating loss carryforwards.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date as defined in SFAS 123(R). The guidance in the FSP will be applied upon the Company’s initial adoption of SFAS 123(R).
      In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements and disclosures.
      In November 2005, FASB issued FSP FAS 115-1/ FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect this FSP will have a material impact on our financial statements and disclosures.

2.	Liquidity
      We generated a loss from continuing operations of $136.9 million for the year ended December 31, 2005, which included a provision of $50.0 million for legal settlements and a gain on the sale of our specialty test operations of $4.4 million. This compares to a loss from continuing operations for the years ended December 31, 2004 and 2003 of $37.5 million and $52.4 million, respectively. Our operating activities provided cash totaling $97.1 million in 2005, $218.6 million in 2004 and $136.7 million in 2003. However, in 2005 and 2004, cash flow from operating activities was insufficient to fully cover cash used for investing activities. Investing activities during these periods have been primarily for capital expenditures for additional processing capacity to service anticipated customer demand and business acquisitions to fuel future growth. The cash shortfall was covered by incurring additional indebtedness. We now have and for the foreseeable future will continue to have a significant amount of indebtedness. At December 31, 2005 we had $2,140.6 million of debt, of which $184.4 million was classified as a current liability. We were in compliance with all debt covenants at December 31, 2005 and expect to remain in compliance with these covenants through December 31, 2006.
      As of December 31, 2005, we had cash and cash equivalents of $206.6 million and $96.7 million available under our new senior secured revolving credit facility. We have prepared a forecast for 2006 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance; however, that such equity or borrowings will be available or, if available, will be at rates or prices which are acceptable to us. Nevertheless, we believe that our cash flow from operating activities coupled with existing cash balances and availability under our new senior secured revolving credit facility will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through December 31, 2006, including retiring the remaining $133.0 million of our 5.75% convertible subordinated notes at maturity on June 1, 2006. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” Risks and Uncertainties.

3.	Fair Value of Financial Instruments
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.
      The carrying amounts reported in the balance sheet for other accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The methods and assumptions used to estimate the fair value of other significant classes of financial instruments is set forth below:

Cash and Cash Equivalents. Cash and cash equivalents are due on demand or carry a maturity date of less than three months when purchased. The carrying amount of these financial instruments is a reasonable estimate of fair value.

Available for sale investments. Available for sale investments are recorded at market value. The fair value of these financial instruments is estimated based on market quotes.

Long-term debt. The carrying amount of our total long-term debt as of December 31, 2005 and 2004 was $2,140.6 million and $2,093.0 million, respectively. The fair value of our total long-term debt as of December 31, 2005 and 2004, based on available market quotes, was estimated to be $2,026.2 million and $2,044.6 million, respectively.

4.	Inventories
      Inventories consist of the following:

	December 31,

	2005	2004

	(In thousands)
Raw materials and purchased components, net of reserves of $23.7 million and $25.3 million, respectively	$106,308	$89,506
Work-in-process	30,124	21,150
Finished goods	1,677	960

	$138,109	$111,616

5. Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	December 31,

	2005	2004

	(In thousands)
Land	$111,451	$112,009
Land use rights	19,945	19,945
Buildings and improvements	655,042	633,528
Machinery and equipment	1,958,181	1,953,392
Furniture, fixtures and other equipment	140,163	165,446
Construction in progress	103,439	102,952

	2,988,221	2,987,272
Less — Accumulated depreciation and amortization	(1,568,749)	(1,606,876)

	$1,419,472	$1,380,396

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Construction in progress at December 31, 2005 and 2004, includes $95.4 million and $93.7 million, respectively, related to the facility in Shanghai, China acquired in connection with our May 2004 acquisition (see Note 16 “Acquisitions”). Associated with this facility, we have rights to use the land on which the building is located for a period of 50 years. During 2005, we wrote off $175.1 million of fully-depreciated assets which are no longer in use.
      The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Payments for property, plant, and equipment	$295,943	$407,740	$190,891
Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses, net	(1,164)	(2,014)	39,613

Property, plant and equipment additions	$294,779	$405,726	$230,504

6.	Goodwill and Other Intangible Assets
      During the second quarters of 2005 and 2004, we performed our annual review for impairment and concluded that goodwill was not impaired in each year. The changes in the carrying value of goodwill, all of which relates to our packing services segment, are as follows:

(In thousands)
Balance as of December 31, 2003	$629,850
Goodwill acquired	23,814
Translation adjustments	2,388

Balance as of December 31, 2004	$656,052
Translation adjustments	(2,335)

Balance as of December 31, 2005	$653,717

      Intangibles as of December 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net

	(In thousands)
Patents and technology rights	$73,573	$(41,839)	$31,734
Customer relationship and supply agreements	8,858	(2,201)	6,657

	$82,431	$(44,040)	$38,391

      Intangibles as of December 31, 2004 consist of the following:

		Accumulated
	Gross	Amortization	Net

	(In thousands)
Patents and technology rights	$72,973	$(33,595)	$39,378
Customer relationship and supply agreements	8,858	(934)	7,924

	$81,831	$(34,529)	$47,302

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense was $9.5 million, $6.7 million and $8.2 million in 2005, 2004 and 2003, respectively. Estimated annual amortization expense for 2006, 2007, 2008, 2009 and 2010 is $9.5 million, $9.5 million, $9.5 million, $4.7 million and $2.5 million, respectively. The weighted average amortization period for the patents and technology rights is 9.0 years. The weighted average amortization period for all intangible assets is 8.6 years.
      In connection with our January 2004 acquisition of Amkor Iwate Corporation (see Note 16 “Acquisitions”), we recorded a customer relationship intangible asset of $3.3 million. This asset is amortized on a straight-line basis, against net revenues, over its 7-year useful life.
      In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd. (see Note 16 “Acquisitions”), we entered into a supply agreement to provide IBM certain packaging and test services. This supply agreement was recorded as an intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is being amortized on a straight-line basis against net revenues over the 6.5 year term of the agreement.

7.	Investments
      Investments include non-current marketable securities and equity investments as follows:

	December 31,

	2005	2004

	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 2% at December 31, 2005 and 2004)	$8,879	$12,940
Other marketable securities classified as available for sale	714	722

Total marketable securities	9,593	13,662
Equity method investments	75	100

	$9,668	$13,762

      During 2003, we sold 12 million shares of ASI stock and completed other related transactions generating cash proceeds of $45.6 million and resulting in a net loss of $0.6 million. During 2004, we sold another 10.1 million shares of ASI stock and completed other related transactions generating cash proceeds of $49.7 million and a net gain of $21.6 million. During 2005, we recognized impairment charges totaling $3.7 million, which was a charge of $4.0 million offset by the realization of $0.3 million in previously unrealized gains which were included in other comprehensive income at December 31, 2004. These charges were recognized as the Company believed the related decline in value was other than temporary. As of December 31, 2005, there are no gains or losses included in other comprehensive income relating to our investment in ASI.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

	(In thousands)
Accrued interest	$34,545	$34,547
Accrued payroll	25,943	25,648
Accrued income taxes	2,776	35,387
Other accrued expenses	60,367	79,493

	$123,631	$175,075

      Accrued income taxes decreased $32.6 million from December 31, 2004 to December 31, 2005 primarily as a result of the finalization of the audits of our 2000 and 2001 federal income tax returns by the Internal Revenue Service. See Note 11 “Income Taxes” for further discussion.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt
      Following is a summary of short-term borrowings and long-term debt:

	December 31,

	2005	2004

	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100.0 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	—	—
$30.0 million revolving line of credit, LIBOR plus 3.5%, due June 2007 (Terminated November 2005)	—	—
Second lien term loan, LIBOR plus 4.5%, due October 2010	$300,000	$300,000
Senior Notes
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,658	248,454
Senior Subordinated Notes
10.5% Senior subordinated notes due May 2009	200,000	200,000
Convertible Subordinated Notes
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	133,000	233,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Related Party Convertible Subordinated Notes
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share	100,000	—
Notes Payable and Other Debt	823	16,798
Debt of subsidiaries
Secured Term Loans
Term loan, Taiwan 90-Day Commercial Paper plus 1.2%, due November 2010 (Paid off in June 2005)	55,586	—
Term loans, various interest rates, due October 2005 to November 2010	—	13,576
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 20, 2008	11,329	—
Term loan, 2.69%, due April 2010 (Paid off in August 2005)	—	3,371
Secured Equipment and Property Financing	20,454	7,544
Revolving Credit Facilities	26,501	24,258
Other Debt	2,363	4,037

Total Debt	2,140,636	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(184,389)	(52,147)

Long-term debt (including related party)	$1,956,247	$2,040,813

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities
      In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The interest rate at December 31, 2005, was 5.89%; however, no borrowings were outstanding on this credit facility. Amkor Technology, Inc., along with, Unitive Inc. (“Unitive”) and Unitive Electronics Inc., granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. As of December 31, 2005, we had utilized $3.3 million of the available letter of credit sub-limit, and had $96.7 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaces our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004.
      In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points and matures in October 2010. The net proceeds of $288.8 million from the second lien term loan were used to support working capital and general corporate purposes.

Senior Notes
      In February 2001, we sold $500.0 million of 9.25% Senior Notes due 2008 (the “2008 Notes”). During 2003, we received board approval to purchase up to $150.0 million of the 2008 Notes. As of December 31, 2005, we had purchased $29.5 million of these notes and in January 2006, we purchased an additional $30.0 million.
      In May 2003, we sold $425.0 million of 7.75% Senior Notes due 2013.
      In March 2004, we sold $250.0 million of 7.125% Senior Notes due March 2011. The notes were priced at 99.321%, yielding an effective interest rate of 7.25%.
      As discussed in Note 20 “Subsidiary Guarantors”, certain of our subsidiaries guarantee our senior notes.

Senior Subordinated Notes
      In May 1999, we sold $200.0 million of 10.5% Senior Subordinated Notes due May 2009.

Convertible Subordinated Notes
      In May 2001, we sold $250.0 million of our 5.75% Convertible Subordinated Notes due 2006 (the “2006 Notes”) in a private placement. The 2006 Notes are convertible into our common stock at a price of $35.00 per share, subject to adjustment. In November 2003, we purchased $17.0 million of the 2006 Notes. In November 2005, we purchased an additional $100.0 million of the 2006 Notes with proceeds from the issuance of $100.0 million of 6.25% Convertible Subordinated Notes due December 2013 described below. We purchased $100.0 million of the 2006 Notes on the open market at 99.125% and recorded a gain on extinguishment of $0.9 million included in other (income) expense, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.3 million. In January 2006, we purchased an additional $1.0 million of the 2006 Notes at 99.25%.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. In November 2003, we repurchased $112.3 million of our 2007 Notes. We recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. These amounts are included in other (income) expense.

Related Party Convertible Subordinated Notes
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 (the “2013 Notes”) in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into our common stock at an initial price of $7.49 per share (market price of our common stock on the date of issuance of the 2013 Notes was $6.20 per share), subject to adjustment, and are subordinated to the prior payment in full of all of our senior and senior subordinated debt. We also entered into a registration rights agreement that requires us to register the debt. The proceeds from the sale of the 2013 Notes were used to purchase a portion of the 2006 Notes described above.

Notes Payable and Other Debt
      As of December 31, 2004, our Notes Payable and Other Debt of $16.8 million (net of $0.5 million unamortized debt discount) related to our Unitive acquisition. During 2005, we paid $16.5 million and in January 2006, we paid the remaining $0.8 million.

Debt of Subsidiaries

Secured Term Loans
      In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for New Taiwan (“NT”) $1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan with the same lenders. The Bridge Loan matured at the earlier of 6 months or the completion of the syndication loan. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At December 31, 2005, the interest rate was 3.0%. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor Technology, Inc. has guaranteed the repayment of this loan.
      Unitive Semiconductor Taiwan (“UST”), at the date of acquisition, had outstanding NT$434.8 million (approximately $13.6 million) in term loans due October 2005-November 2010, which accrued interest at either the prime rate less 0.75%, the prime rate less 2.125% or the 2-year time deposit rate plus 2.45%. The interest rates ranged from 3.70% to 5.71% at December 31, 2004. In June 2005, the loans were fully paid with the proceeds of a new NT$400.0 million (approximately $12.2 million) term loan described below.
      In June 2005, UST entered into a NT$400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (3.97% as of December 31, 2005). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor Technology, Inc. has guaranteed the repayment of this loan.
      At December 31, 2004, ATT had an outstanding term note due to a Taiwan bank in the amount of $3.4 million that accrued interest at 2.63% annually and was due 2010. In August 2005, the term note was paid in full.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing between 2006 and 2007. As of December 31, 2005, the interest rate on this debt ranged from 2.67% to 3.10%.

Secured Equipment and Property Financing
      Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor Technology, Inc., is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese credit facility at December 31, 2005, was 5.58%.

Revolving Credit Facilities
      Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in March 2006, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at December 31, 2005 was 0.66% and the line of credit was fully drawn. Amkor Technology, Inc. has guaranteed the repayment of this line of credit. Management intends to renew this line of credit.
      Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2006, that accrues interest at TIBOR plus 0.5%. The interest rate at December 31, 2005 was 0.56%, however there were no amounts drawn on this line of credit. Management intends to renew this line of credit.
      In September 2005, our Philippine subsidiary entered into a 300.0 million Philippine peso (approximately $5.3 million) one-year revolving line of credit that accrues interest at 5.2%. The revolving line of credit matures in the third quarter of 2006. In January 2006, we repaid all amounts outstanding under the Philippine revolving line of credit.

Covenants
      Certain of our debt agreements contain performance covenants, such as restrictions on our ability to declare and pay dividends, issue preferred stock, sell assets as well as covenants that limit the incurrence of additional debt based on our interest expense coverage ratio and collateralization. Certain of our foreign subsidiaries’ debt agreements contain financial covenants such as a minimum current ratio, maximum leverage ratio and limitations on inter-company loans with certain of our subsidiaries. We were in compliance with all of our covenants as of December 31, 2005.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities

Payments Due for the year ending December 31,	Total debt

(In thousands)
2006	$184,389
2007	166,629
2008	491,611
2009	211,724
2010	311,762
Thereafter	774,521

Total	$2,140,636

10.	Employee Benefit Plans

U.S. Defined Contribution Plan
      We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum on an annual basis. The expense for this plan was $2.2 million, $1.9 million and $1.7 million in 2005, 2004 and 2003, respectively.

Taiwan Defined Contribution Plan
      On July 1, 2005, we implemented a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan in 2005 was $0.9 million.

Korean Severance Plans
      Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits, which represent the majority of our other noncurrent liabilities, are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. The changes to our Korean severance accrual are as follows:

	December 31,

	2005	2004	2003

	(In thousands)
Balance at the beginning of year	$93,500	$66,939	$52,346
Provision of severance benefits	26,824	20,130	24,010
Severance payments	(5,314)	(5,133)	(9,229)
Foreign currency (gain) loss	2,901	11,564	(188)

Balance at end of year	117,911	93,500	66,939
Payments on deposit with the Korean National Pension Fund	(1,488)	(1,521)	(1,424)

Balance at the end of year, net of payments on deposit	$116,423	$91,979	$65,515

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future benefit payments related to our Korean severance plans are as follows:

2006	$4,204
2007	4,372
2008	4,547
2009	4,729
2010	4,918
2011 to 2015	27,703

Foreign Defined Benefit Pension Plans
      Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. We acquired UST (see Note 16 “Acquisitions”) and its related defined benefit plan during the third quarter of 2004.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2005 and 2004.

	December 31,

	2005	2004

	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$33,105	$24,273
Service cost	5,182	4,841
Interest cost	2,146	1,683
Effect of curtailment	(21)	—
Benefits paid	(1,153)	(491)
Actuarial (gains) losses	(5,937)	2,185
Acquisition of UST	—	664
Foreign currency (gain) loss	1,119	(50)

Projected benefit obligation at end of year	34,441	33,105

Change in plan assets:
Fair value of plan assets at beginning of year	17,293	15,032
Actual return (loss) on plan assets	439	(683)
Employer contributions	4,557	3,172
Benefits paid	(931)	(435)
Acquisition of UST	—	191
Foreign currency gain (loss)	835	16

Fair value of plan assets at end of year	22,193	17,293

Reconciliation of funded status:
Funded status	(12,248)	(15,812)
Unrecognized transition obligation	369	358
Unrecognized prior service cost	881	1,136
Unrecognized actuarial (gains) losses	(1,878)	3,337

Net amount recognized at year end	$(12,876)	$(10,981)

	December 31,

	2005	2004

	(In thousands)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$318	$—
Accrued benefit liability	(13,432)	(11,585)
Intangible asset	238	604

Net amount recognized at year end	$(12,876)	$(10,981)

Projected benefit obligation	$34,441	$33,105
Accumulated benefit obligation	18,420	17,422
Fair value of plan assets	22,193	17,293
Minimum liability	238	604

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information for pension plans with benefit obligations in excess of plan assets are as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$34,441	$33,105	$24,273
Aggregate fair value of plan assets	22,193	17,293	15,032
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	3,630	2,634	1,043
Aggregate fair value of plan assets	275	191	—
      The following table sets forth the net periodic pension costs for each year in the three-year period ended December 31, 2005.

	December 31,

	2005	2004	2003

	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$5,182	$4,841	$4,228
Interest cost	2,146	1,683	1,488
Expected return on plan assets	(1,289)	(973)	(2,539)
Amortization of transitional obligation	73	60	61
Amortization of prior service cost	71	82	—
Recognized actuarial (gain)/loss	52	5	1,787

Net periodic pension cost	6,235	5,698	5,025
Curtailments	216	—	—

Total pension expense	$6,451	$5,698	$5,025

	2005	2004	2003

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.3%	7.2%	7.5%
Discount rate for determining benefit obligations at year end	8.1%	6.3%	7.2%
Rate of compensation increase for determining net periodic pension cost	6.2%	6.4%	6.6%
Rate of compensation increase for determining benefit obligations at year end	6.5%	6.2%	6.4%
Expected rate of return on plan assets for determining net periodic pension cost	6.4%	6.3%	7.2%
      The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year.
      Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 30% international equities (primarily U.S. and Europe), and 0% to 10% international fixed-income securities. The remainder of the portfolio will contain other investments such as short-term investments. At December 31, 2005, 2004 and 2003, Philippine plan assets included $0.6 million and $0.7 million and $1.8 million, respectively, of Amkor common stock.
      The weighted average asset allocations for the Plans, by asset category, are as follows:

	December 31,

	2005	2004

	(In thousands)
Cash and cash equivalents	11.0%	25.2%
Equity securities	22.2%	10.4%
Debt securities	65.2%	57.0%
Short-term notes	0.0%	2.8%
Other	1.6%	4.6%

	100.0%	100.0%

      We contributed $4.6 million, $3.2 million and $3.7 million to the Plans during 2005, 2004 and 2003, respectively and we expect to contribute $6.4 million during 2006. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.
      The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2006	$1,451
2007	1,614
2008	1,880
2009	2,272
2010	3,410
2011 to 2015	20,727

11.	Income Taxes
      Geographic sources of income (loss) from continuing operations before income taxes and minority interest and after equity losses are as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
United States	$(116,032)	$(47,158)	$(101,945)
Foreign	(28,910)	25,718	53,352

	$(144,942)	$(21,440)	$(48,593)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision (benefit) for income taxes applicable to continuing operations are as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current
Federal	$(34,535)	$11,029	$(20,242)
State	—	—	—
Foreign	3,942	7,766	19,614

	(30,593)	18,795	(628)

Deferred
Federal	25,023	213	2,719
State	—	—	—
Foreign	19	(3,816)	(2,324)

	25,042	(3,603)	395

Total provision (benefit)	$(5,551)	$15,192	$(233)

      The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Expected federal tax benefit at 35%	$(50,730)	$(7,504)	$(17,008)
State taxes, net of federal benefit	(4,351)	(1,175)	(792)
Foreign income taxed at different rates	42,090	(2,856)	(829)
Repatriation of foreign earnings and profits	—	60,201	—
Adjustments related to prior years	(70,103)	903	(14,701)
Change in valuation allowance	76,026	(34,252)	34,950
Other	1,517	(125)	(1,853)

Total	$(5,551)	$15,192	$(233)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$179,774	$138,004
Capital loss carryforwards	108,723	109,141
Investments	15,841	10,222
Income tax credits	12,183	7,349
Property, plant and equipment	20,167	9,579
Other	28,434	42,927

Total deferred tax assets	365,122	317,222
Valuation allowance	(345,776)	(269,750)

Net deferred tax assets	19,346	47,472

Deferred tax liabilities:
Property, plant and equipment	5,598	3,837
Other	6,972	11,176

Total deferred tax liabilities	12,570	15,013

	$6,776	$32,459

      During 2005, the valuation allowance on our deferred tax assets increased by $76.0 million, resulting from a charge to establish a valuation allowance against the increase in our U.S., Taiwanese, Singaporean, and Philippine net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. In 2004, the valuation allowance on our deferred tax assets decreased by $24.5 million, primarily as a result of a $34.2 million benefit relating to utilization of U.S. net operating loss carryforwards, offset by a $9.7 million valuation allowance against UST’s net operating losses which was recorded in connection with our UST acquisition accounting. In connection with our divestiture in 2004 of 10.1 million shares of ASI common stock, we generated a capital loss of approximately $56.8 million; however, we provided a full valuation allowance against such capital loss because we did not have any offsetting capital gains. At December 31, 2005, the valuation allowance includes amounts relating to the tax benefits of pre-acquisition net operating losses and credits and the tax deduction associated with employee stock options. If these benefits are subsequently realized, they will be recorded to goodwill, non-current intangible assets, and contributed capital in the amounts of $16.4 million, $3.7 million, and $5.3 million, respectively.
      As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China is subject to reduced tax rates, and in some cases is exempt from taxes. In Korea, we benefit from a tax holiday extending through 2014 that provides for a 100% tax holiday for seven years and then a 50% tax holiday for an additional three years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays, we have committed to certain export and employment levels. For 2005, certain qualifying Philippine operations benefited from a full tax holiday, expiring at the end of 2005, while the remaining operations benefited from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then a 50% tax holiday for an additional two years. This tax holiday commences in the first full taxable period when our Chinese operations have taxable income, after utilization of any allowable Chinese net operating loss carryforwards. Additionally, in January 2006, we received an agreement in principal with the Singapore Economic Development Board. Subject to final approval by the tax authorities and certain capital

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment, employment, research and development, and revenue targets, our Singapore operations will benefit from a 100% tax holiday for up to ten years, beginning no later than January 1, 2007. As a result of the net operating losses incurred by our foreign subsidiaries subject to tax holidays we did not recognize any benefits relating to such tax holidays in 2005, 2004 or 2003.
      At December 31, 2005, we have U.S. and state net operating losses available to be carried forward totaling $385.4 million and $349.3 million, respectively, expiring in varying amounts through 2025. Additionally, as of December 31, 2005, our Taiwan, Singapore, and Philippines operations had $70.7 million, $4.5 million, and $4.7 million respectively, of net operating losses available for carryforward. If these foreign net operating losses are not utilized, they will expire in varying amounts through 2010. We also have U.S. capital loss carryforwards of $271.8 million which will expire in varying amounts from 2006 through 2009. Our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.
      Income taxes have not been provided on the undistributed earnings of our foreign subsidiaries (approximately $45.6 million at December 31, 2005) over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to federal income tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of $4.6 million. There would be no U.S. federal income tax since our U.S. net operating losses exceed the amount of undistributed foreign earnings.
      At December 31, 2005 and 2004, current deferred tax assets of $5.3 million and $4.4 million, respectively, are included in other current assets and noncurrent deferred tax assets of $3.7 million and $29.6 million, respectively, are included in other assets in the consolidated balance sheet. In addition, at December 31, 2005 and 2004, current deferred tax liabilities of $0.1 million and $0.0 million, respectively, are included in other current liabilities and noncurrent deferred tax liabilities of $2.2 million and $1.5 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.
      We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. For our larger foreign operations, our tax returns have been examined through 1999 in Korea, through 2001 in the Philippines and through 2002 in Taiwan and Japan. Our tax returns for open years in all jurisdictions are subject to changes upon examination.
      During 2003, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax returns relating to years 2000 and 2001. In September 2005, the Congressional Joint Committee on Taxation approved the settlement of our IRS examination of the years 2000 and 2001. As part of the settlement, we agreed to make certain adjustments to our U.S. federal income tax returns in the years 2000 through 2003 for local attribution of income resulting from inter-company transactions, including ownership and use of intellectual property, in various U.S. and foreign jurisdictions. The IRS adjustments for the years 2000 and 2001 lowered our U.S. net operating loss carryforwards by $29.2 million. As a result of the finalization of this IRS examination, we reduced our deferred tax assets by $25.0 million and our accrued income taxes by $28.4 million, resulting in a net tax benefit of $3.4 million recorded in 2005.
      During 2005, the IRS also commenced an examination of our U.S. federal income tax returns relating to years 2002 and 2003. The IRS completed their field work in 2005, performing a limited-scope examination, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination. The IRS proposed four adjustments relating to these issues. We have agreed to three of the IRS adjustments, lowering our U.S. net operating loss carryforwards by $36.1 million. The remaining adjustment is an IRS proposed transfer pricing adjustment which would further reduce our net operating loss carryforwards by $55.7 million. We disagree with this adjustment and have referred it to IRS Appeals.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Regardless of the outcome, we anticipate no impact to our consolidated statements of operations as we maintain a full valuation allowance against the related deferred tax assets.
      Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. Amounts accrued for potential income tax assessments, which are included in accrued expenses in the consolidated balance sheet, total $2.8 million and $41.0 million at December 31, 2005 and 2004, respectively. The $38.2 million reduction in our related accrual was driven by the $28.4 million reduction resulting from the finalization of the IRS examination of our 2000 and 2001 federal income tax returns discussed above, a $6.5 million reduction resulting from the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries for federal income tax purposes, a $2.0 million reduction for federal interest and state taxes paid relating to the 2000 and 2001 IRS audit, and a $1.3 million net reduction relating to other U.S. and foreign tax matters.
      We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows, nor do we expect that examinations to be completed in the near term would have a material favorable impact. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.

12.	Stock Compensation Plans
      1998 Director Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to a non-employee director vests over a three-year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of December 31, 2005, there are 105,000 shares available for future grant under the Director Plan. Future grants to non-employee directors are permitted to be granted, and may to be granted under the Director Plan or the 1998 Stock Plan.
      1998 Stock Plan. The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Unless terminated sooner, the 1998 Plan will terminate automatically in January 2008. A total of 5 million shares are available for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5 million as of each January 1. On December 31, 2005, we had 6,157,761 shares available for grant; therefore, an annual replenishment in January 2006 was not required.
      Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. Generally, the exercise price of all stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. In general, the options granted will vest over a four year-period and the term of the options granted under the 1998 Plan may not exceed ten years.
      On November 8, 2002, we initiated a voluntary stock option replacement program such that employees and members of our Board of Directors could elect to surrender their existing options and be granted new options no earlier than six months and one day after the tendered options were cancelled. Pursuant to the terms and conditions of the offer to exchange, a total of 1,633 eligible employees participated. On June 16, 2003, we granted 6,978,563 shares of our common stock under the 1998 Stock Plan and 35,000 shares of our

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock under the 1998 Director Option Plan for the options tendered by eligible employees and members of our Board of Directors and accepted by our company. For options that were granted under the previously existing 1998 French Plan, which was terminated in April 2003, and that were surrendered pursuant to voluntary stock option replacement program, we granted an additional 248,200 replacement options under the 1998 Stock Plan. We issued new option grants equal to the same number of options surrendered by the employees. The exercise price of the new options was $10.79, which was equal to the fair market value of our stock price on the date of grant. The vesting term of these new options are similar to the tendered options except the new options contain an additional one-year vesting period prior to any options becoming exercisable.
      2003 Nonstatutory Inducement Grant Stock Plan. On September 9, 2003, we initiated the 2003 Nonstatutory Inducement Grant Stock Plan (the “2003 Plan”). The 2003 Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights and is generally used as an inducement benefit for the purpose of retaining new employees. The 2003 Plan terminates at the discretion of the Board of Directors. As of December 31, 2003, a total of 300,000 shares were reserved for issuance under the 2003 Stock Plan and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the 2003 Plan to 300,000 as of each January 1. At December 31, 2005, 338,000 shares remain available for future grant.
      As discussed in Note 1, during August 2004 the Compensation Committee of our Board of Directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004.
      A summary of the status of our stock option plans is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant Date Fair
	Shares	Per Share	Values

Balance at December 31, 2002	6,573,263	$14.15
Granted	11,406,399	11.29	$4.84
Exercised	976,903	10.40
Cancelled	1,213,189	19.81

Balance at December 31, 2003	15,789,570	11.90
Granted	3,082,810	6.53	$4.00
Exercised	210,921	10.32
Cancelled	934,693	15.26

Balance at December 31, 2004	17,726,766	10.80
Granted	706,300	4.36	$3.30
Exercised	22,036	3.54
Cancelled	2,041,036	10.90

Balance at December 31, 2005	16,369,994	$10.53

Options exercisable at:
December 31, 2003	3,181,757	$13.52
December 31, 2004	15,136,062	11.81
December 31, 2005	14,164,987	11.42

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant option groups outstanding at December 31, 2005 and the related weighted average exercise price and remaining contractual life information are as follows:

	Outstanding		Exercisable

		Weighted		Weighted	Weighted
		Average		Average	Average
	Shares	Price	Shares	Price	Remaining Life

Options with exercise price of:
$ 1.61 - $ 5.66	3,157,890	$4.72	1,032,460	$4.85	8.54
$ 5.67 - $ 9.06	440,646	$8.62	398,020	$8.90	4.46
$ 9.07 - $10.79	6,517,502	$10.73	6,503,502	$10.73	5.92
$10.80 - $12.40	3,651,889	$12.15	3,629,689	$12.15	6.57
$12.41 - $14.88	2,062,999	$13.80	2,062,248	$13.80	5.98
$14.89 - $32.31	493,068	$17.90	493,068	$17.90	6.93
$32.32 - $45.56	46,000	$43.53	46,000	$43.53	4.13

Options outstanding at December 31, 2005	16,369,994		14,164,987

      In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,

	2005	2004	2003

Expected life (in years)	5.8	4.0	4.0
Risk-free interest rate	4.3%	3.5%	2.9%
Volatility	78%	97%	68%
Dividend yield	—	—	—
      1998 Employee Stock Purchase Plan (“ESPP”). A total of 1,000,000 shares of common stock are available for sale under the ESPP and an annual increase is to be added as of each January 1 to restore the maximum aggregate number of shares of common stock available for sale under the plan up to 1,000,000 shares. Employees (including officers and employee directors of the company but excluding 5% or greater stockholders) are eligible to participate if they are customarily employed for at least 20 hours per week. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the employee’s compensation. Each participant will be granted a purchase right on the first day of a two year offering period, and shares of common stock will be purchased on four purchase dates within the offering period. The purchase price of the common stock under the ESPP will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the purchase date. Employees may end their participation in the ESPP at any time, and participation ends automatically on termination of employment with the company. The Board of Directors resolved to terminate the ESPP as of April 2006.
      For the years ended December 31, 2005, 2004 and 2003, employees purchased common stock shares under the ESPP of 992,952, 999,817 and 996,827, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31, 2005, 2004 and 2003 based on the Black-

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Scholes option pricing model were $0.85, $2.55 and $1.70, respectively. The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

	For the Year Ended
	December 31,

	2005	2004	2003

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.4%	3.5%	2.9%
Volatility	64%	97%	68%
Dividend yield	—	—	—

13.	Commitments and Contingencies

Leases
      Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)
2006	$12,881
2007	11,052
2008	8,356
2009	7,120
2010	6,751
Thereafter	65,504

Total (net of minimum sublease income of $0.7 million)	$111,664

      Rent expense amounted to $11.5 million, $17.8 million and $16.4 million for 2005, 2004 and 2003, respectively.

Indemnifications and Guarantees
      We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at December 31, 2005 and 2004. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
      As of December 31, 2005, we have outstanding $3.6 million of standby letters of credit. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.
      We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on our financial position, results of operations or cash flows could change in the future. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. During 2005, we recorded a provision of $50.0 million related to the litigation matters discussed below. There were no charges in 2004 or 2003.

Epoxy Mold Compound Litigation
      We have become party to an increased number of litigation matters relative to our historic levels. Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. With respect to the one pending matter, we believe we have meritorious defenses, as well as valid third-party claims against Sumitomo Bakelite Co., Ltd. (“Sumitomo Bakelite”), the manufacturer of the epoxy product, should the epoxy mold compound be found to be defective. We cannot be certain, however, that we will be able to recover any amount from Sumitomo Bakelite if we are held liable in this matter, or that any adverse result would not have a material impact upon us. Moreover, other customers of ours have made inquiries about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

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
      On April 18 and 19, 2005, we participated in a private mediation with all parties involved. As a result of the mediation, on April 28, 2005 an agreement was reached among Fujitsu, Cirrus Logic, the Sumitomo Bakelite Parties and ourselves to settle this litigation and the parties entered the agreement into the record in Superior Court; thereafter, the parties memorialized and executed their settlement agreement in written form. Pursuant to the settlement agreement, we paid $40 million to Fujitsu in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $40.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $40.0 million was paid during the second quarter of 2005.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On April 14, 2005 an agreement was reached among Seagate, Atmel, ChipPAC, Sumitomo Bakelite and ourselves to settle this litigation. We agreed to pay $5.0 million to Seagate in consideration of a release from and dismissal of all claims related to this litigation. We also agreed to dismiss our claims against Sumitomo Bakelite as part of the parties’ settlement agreement. The $5.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $5.0 million was paid during the second quarter of 2005.

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
      In August 2005, we reached an agreement with Fairchild and the Sumitomo Bakelite Defendants to settle all claims involving us in this litigation. We agreed to pay $3.0 million to Fairchild and release our claims against Sumitomo Bakelite in consideration of a release from and dismissal of all claims against us. The $3.0 million is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005. The $3.0 million was paid during the third quarter of 2005.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of all alleged liability. The jury’s verdict further determined the Sumitomo Bakelite Parties’ share of liability to be 57% and Philips’ share to be 43%. Philips has agreed not to appeal the judgment in our favor in return for our agreement not to seek costs of suit from Philips.

Pending Epoxy Mold Compound Litigation
      While the ultimate outcome is uncertain, as a result of the previously discussed epoxy mold compound litigation settlements, we have established a loss accrual related to the following pending claim. This amount is reflected as part of the provision for legal settlements and contingencies in our Consolidated Statement of Operations for the year ended December 31, 2005.

Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.
      In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us and the Sumitomo Bakelite Parties in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. We have asserted cross-claims against Sumitomo Bakelite for indemnification. Discovery is ongoing. The Court has set a trial date of June 12, 2006. We have denied all liability. We intend to defend ourselves vigorously, pursue our cross-claims against Sumitomo Bakelite and seek judgment in our favor.

Other Litigation

Amkor Technology, Inc. v. Motorola, Inc.
      In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “’133 and ’278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
      We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ’133 and ’278 Patents remained pending.
      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. The parties are preparing post-trial briefs and oral arguments, and a decision from the judge is currently expected approximately mid-year 2006.

Citizen Watch Co. Ltd. v. Amkor Technology, Inc.
      We entered into an Intellectual Property Assignment Agreement (“IPAA”) with Citizen with an effective date of March 28, 2002, pursuant to which Citizen assigned to us (i) its rights under the License Agreement and (ii) Citizen’s interest in the ’133 and ’278 patents. The parties entered into the IPAA in conjunction with having entered into a Master Purchase Agreement under which we purchased substantially

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all of the assets of a division of Citizen in April 2002. The IPAA provided for a deferred payment of 1.4 billion Japanese yen (the “Deferred Payment”). Subsequent to that transaction, Motorola challenged the validity of Citizen’s assignment of its rights under the License Agreement to us, which resulted in our litigation with Motorola, Inc., which is described above (the “Motorola case”).
      Pending resolution of the Motorola case, and in accordance with the terms of the IPAA, we were withholding final payment of the Deferred Payment. In March 2004, Citizen submitted a Demand for Arbitration in the International Chamber of Commerce (“ICC”), claiming breach of our obligation to make the Deferred Payment. We contended that we were rightfully withholding payment of the Deferred Payment in accordance with the terms of the IPAA. The arbitration hearing before the ICC on this matter was held in May 2005. In September 2005, the ICC ruled in favor of Citizen, and as a result we paid Citizen the Deferred Payment ($12.6 million based on the spot exchange rate at September 30, 2005), plus interest of approximately $300,000 on September 30, 2005. The Deferred Payment was accrued in the purchase accounting.

Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.
      On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”) and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into cellular phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $59.7 million based on the spot exchange rate at December 31, 2005.) We have denied all liability and intend to vigorously defend ourselves and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party conception documents. The ITC previously ordered the ALJ to issue the final Initial Determination by November 9, 2005 and set a date of February 9, 2006 for completion of the investigation. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the discovery issues related to third party conception documents. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia; a schedule has not yet been established for that action. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

Tessera, Inc. v. Amkor Technology, Inc.
      On March 2, 2006, Tessera, Inc. filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The Request for Arbitration claims, among other things, that Amkor is in breach of its license agreement with Tessera as a result of Amkor’s failure to pay Tessera royalties allegedly due on certain packages Amkor assembles for some of its customers.

Securities Class Action Litigation
      On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms have filed related cases, which we expect to be consolidated with the initial complaint. The complaints allege, among other things, that Amkor engaged in “channel stuffing” and made certain materially false statements and omissions in its disclosures during the putative class period of October 2003 to July 2004. We believe the suit is without merit, and are preparing to vigorously defend the matter.

Shareholder Derivative Lawsuits
      On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s officers, former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above.
      On March 2, 2006 a purported shareholder derivative lawsuit entitled Kahn v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Legal Matters

Securities and Exchange Commission Investigation
      In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. The SEC has not informed Amkor of any conclusions of wrong doing by any person or entity. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against an officer or director of the Company, our business or the trading price of our common stock may be adversely impacted.

14.	Related Party Transactions
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt. See Note 9 for additional information.
      Mr. JooHo Kim is an employee of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns with his children 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). During 2005, 2004, and 2003, purchases from Anam Information Technology, Inc. were $1.8 million, $1.2 million, and $2.9 million, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2005 and 2004 were $0.3 million and $0.00 million, respectively.
      Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. During 2005, 2004, and 2003, purchases from Jesung C&M were $6.5 million, $6.4 million, and $5.6 million respectively. Amounts due to Jesung C&M at December 31, 2005 and 2004 were $0.5 million and $0.5 million, respectively.
      Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. During 2005, 2004, and 2003, purchases from Dongan Engineering Co., Ltd were $0.5 million, $3.0 million, and $1.3 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at December 31, 2005 and 2004 were not significant.
      We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. During 2005, 2004, and 2003, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $11.8 million, $11.8 million, and $16.1 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2005 and 2004, were $1.4 million and $0.4 million, respectively.
      We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. During 2005, 2004, and 2003, amounts paid for this lease were $0.6 million, $1.1 million, and $1.1 million, respectively. During 2005, 2004, and 2003 our sublease income was $0.3 million, $0.6 million, and $0.5 million, respectively, from related parties. We vacated a portion of this space in connection with the move of our

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporate headquarters to Arizona. In the second quarter of 2005 we paid a lease termination fee of approximately $0.7 million and assigned sublease income to the trusts. We currently lease approximately 2,700 square feet of office space from these trusts.

15.	Discontinued Operations
      On February 28, 2003, we sold our wafer fabrication services business to Anam Semiconductor, Inc. Additionally, we obtained a release from Texas Instruments regarding our contractual obligations with respect to wafer fabrication services to be performed subsequent to the transfer of the business to ASI. We have reflected our wafer fabrication services business as a discontinued operation in the consolidated statement of operations. In connection with the disposition of our wafer fabrication business, we recorded $1.0 million in severance and other exit costs. We also recognized a pre-tax gain on the disposition of our wafer fabrication services business of $58.6 million (or $51.5 million net of $7.1 million of associated tax expense).
      A summary of the results from discontinued operations for the year ended December 31, 2003 is as follows:

For the Year
Ended
December 31,
2003

(In thousands)
Net sales	$34,636
Gross profit	3,451
Operating income	3,455
Gain on sale of wafer fabrication services business	58,600
Other (income) expense	(11)
Tax expense	7,500
Net income from discontinued operations	54,566

16.	Acquisitions

Acquisitions in Japan
      In January 2004, we acquired the remaining 40% ownership interest in Amkor Iwate Corporation (“AIC”) from Toshiba for $12.9 million, bringing our total ownership percentage to 100%. Also in January 2004, we paid to Toshiba 220.0 million Japanese yen, or approximately $2.0 million, to terminate our commitment to purchase a tract of land adjacent to the Amkor Iwate facility. A $2.0 million charge was recorded in selling, general and administrative expenses during the fourth quarter of 2003 related to this termination fee. AIC provides packaging and test services principally to Toshiba’s adjacent Iwate factory under a long-term supply agreement, which automatically renews annually by mutual consent. The difference between the purchase price of $12.9 million and the carrying value of the minority interest liability of

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$11.9 million was recorded as an adjustment to the carrying values of the assets and liabilities of AIC. This step acquisition adjustment was recorded based on the proportion of the minority interest acquired as follows:

(In millions)
Reduction of minority interest liability	$11.9
Property, plant and equipment	2.4
Intangible assets	3.3
Adjustment to previously existing goodwill	(4.1)
Deferred tax liability	(0.6)

Cash paid for minority interest acquisition	$12.9

      In 2003, we recorded AIC minority interest expense of $4.4 million, associated with Toshiba’s then existing ownership interest. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

Acquisition from International Business Machine Corp. and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd.
      In May 2004, we acquired certain packaging and test assets from International Business Machines Corp. (“IBM”) and Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. (“Xin Development Co., Ltd.”). The acquired assets included a test operation located in Singapore (primarily test equipment and workforce), a 953,000 square foot building and associated 50-year land use rights located in Shanghai, China, and other intangible assets. The 953,000 square foot facility is classified as construction-in-progress and we began facilitizing the building in 2005. These assets were acquired for the purposes of increasing our packaging and test capacity. The results of our acquisition have been included in the accompanying consolidated financial statements since the acquisition date.
      The purchase price was valued at approximately $138.1 million, consisting of $117.0 million of short-term notes payable (net of a $4.6 million discount), $20.0 million paid at closing and other acquisition costs of $1.1 million. The short-term notes payable, and interest thereon of $4.6 million, was paid during the fourth quarter of 2004 and is reflected as a financing use of cash in the 2004 Consolidated Statement of Cash Flows. The purchase price allocation of $138.1 million was as follows:

(In millions)
Property, plant and equipment	$132.6
Intangible assets — supply agreement	5.5

$138.1

Acquisitions of Unitive, Inc. and Unitive Semiconductor Taiwan Corporation
      In August 2004, we acquired approximately 93% of the capital stock of Unitive, based in North Carolina, and approximately 60% of the capital stock of UST, a Taiwan-based venture owned by Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The acquisition of Unitive and UST provide us with leading-edge technology, a strong applications development team and high volume production capacity for 300mm wafers, which contributed to the purchase price resulting in the recognition of acquired intangible assets and goodwill.
      The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing, which was paid in 2005. In addition, we assumed

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$24.9 million of debt. In December 2004, we acquired the remaining 7% of Unitive. In January 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership to 99.6% of UST. Both original transactions provided provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the earn-out lapsed with no additional consideration being paid to the former owners. With respect to UST, the earn-out is based on the performance of that subsidiary for the twelve month period ended January 31, 2007. We currently estimate the value of the earn-out will range from $1.0 million to $3.1 million. The results of Unitive and UST operations are included in our Consolidated Statement of Operations beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively. As of December 31, 2005, we reflect as a minority interest the 40% of UST which we do not own. As of January 2006, the minority interest was reduced to 0.4%.
      The purchase price allocation of $48.0 million was as follows:

(In millions)
Current assets	$9.9
Property, plant and equipment	45.0
Intangible assets — patents and technology rights	5.2
Goodwill	28.8
Other assets	2.5

Total assets acquired	91.4

Current liabilities	21.4
Long term debt	14.8
Other liabilities	2.8
Minority interest	4.4

Total liabilities and minority interest assumed	43.4

$48.0

17.	Restructuring and Reduction in Force
      During the third quarter of 2004, we commenced efforts related to the relocation of certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we recorded $1.2 million in severance and related costs. Of this $1.2 million, we recorded a charge of $0.9 million to selling, general and administrative expenses during 2004, and the remaining $0.3 million was charged to selling, general and administrative expenses during 2005. All of these charges have been paid as of December 31, 2005.
      During 2005, we terminated the operations of Semisys, a Korean-based subsidiary which produced molds and other equipment used in semiconductor packaging. We recorded a charge of $3.0 million related to this shut-down, of which $2.4 million impacted gross profit and $0.6 million was recorded in selling, general and administrative expenses. The charges were related to the write-down of assets and the accrual of severance and other exit costs. All severance benefits were paid as of December 31, 2005.
      During the third quarter of 2005, we temporarily assigned excess manufacturing labor force at one of our Japanese subsidiaries to one of our customers. This agreement resulted in a charge of $3.8 million, including $3.4 million charged to cost of sales and $0.4 million charged to selling, general and administrative expenses. The charge represents wage and benefit costs in excess of the reimbursement from the customer. At December 31, 2005, $2.8 million remains in accrued expenses and will be paid in 2006.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the third and fourth quarter of 2005, we charged $4.0 million to selling, general and administrative expenses associated with a reduction in force at our Chandler, Arizona corporate headquarters. Of the total charge, $2.2 million is included in accrued expenses at December 31, 2005 and will be paid in the first quarter of 2006.

18.	Sale of Specialty Test Operations
      In October 2005, we sold Amkor Test Services, a specialty test operation based in Wichita, Kansas, which did not meet the definition of a discontinued operation. The selling price was $8.2 million, which included a $6.9 million cash payment at closing and a 5.0% note in the amount of $1.3 million due October 2011. A 15% discount of $0.4 million was recorded on the note at the time of sale which equates to an effective interest rate of 14.5%. We recognized a pre-tax gain of approximately $4.4 million in connection with this sale. At December 31, 2005, the $1.3 million note receivable, reduced by the unamortized discount of $0.3 million, is included in other assets.
19.     Business Segments, Customer Concentrations and Geographic Information
      We have identified our operating segments as packaging and test which qualify for aggregation under SFAS 131 “Disclosures About Segments of an Enterprise and Related Information” due to similarities in economic characteristics, nature of services, customer base and process to provide services. For the majority of our customers, packaging and test services constitute one linear set of processes in converting silicon wafers into semiconductor devices. Accordingly, the operating segments have been aggregated into one reportable segment. One of our customers accounted for 11.6% of our consolidated net sales in 2003. No customer exceeded 10% of consolidated net sales in either 2005 or 2004.
      The following table presents net sales by country based on the location of the customer:

	Net Sales

	2005	2004	2003

	(In thousands)
China (including Hong Kong)	$96,516	$68,998	$96,965
Japan	275,492	284,926	348,861
Korea	160,061	127,723	59,377
Singapore	308,457	259,193	177,981
Taiwan	173,999	170,435	142,163
Other foreign countries	367,345	307,384	283,996

Total foreign countries	1,381,870	1,218,659	1,109,343
United States	718,079	682,620	494,425

Consolidated	$2,099,949	$1,901,279	$1,603,768

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents property, plant and equipment, net, based on the location of the asset:

	Property, Plant and Equipment, net

	2005	2004	2003

	(In thousands)
China	$174,055	$153,265	$16,537
Japan	27,586	35,540	31,892
Korea	576,383	564,687	527,159
Philippines	299,406	340,415	295,963
Singapore	59,246	30,989	—
Taiwan	222,528	189,900	75,473
Other foreign countries	242	289	316

Total foreign countries	1,359,446	1,315,085	947,340
United States	60,026	65,311	60,308

Consolidated	$1,419,472	$1,380,396	$1,007,648

      The following supplementary information presents net sales allocated by service type:

	Net Sales

	2005	2004	2003

	(In thousands)
Packaging
Leadframe	$833,680	$844,168	$793,865
Laminate	986,976	838,464	639,904
Other	81,898	43,729	33,679
Test	197,395	174,918	136,320

Consolidated	$2,099,949	$1,901,279	$1,603,768

20.	Subsidiary Guarantors
      Our payment obligations under the senior notes and senior subordinated notes (see Note 9) of $1,344.2 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of: Unitive, Inc.; Unitive Electronics, Inc.; Amkor International Holdings, LLC; Amkor Technology Ltd.; P-Four, LLC and Amkor Technology Philippines, Inc.
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
      The decrease in guarantor subsidiaries’ net assets from December 31, 2004 to December 31, 2005, is attributable to net losses for the year ended December 31, 2005 and the repurchase by a guarantor subsidiary of its preferred stock, in exchange for settlement of an intercompany note, from the parent, for approximately $105.5 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$106,833	$10,432	$89,310	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,346	115,127	—	381,495
Other	4,489	1,492	(892)	—	5,089
Inventories, net	94,813	8,463	34,833	—	138,109
Other current assets	4,049	1,035	30,138	—	35,222

Total current assets	473,206	24,768	268,516	—	766,490
Intercompany	1,211,929	(106,643)	(1,105,286)	—	—
Property, plant and equipment, net	41,574	299,915	1,077,983	—	1,419,472
Goodwill	37,188	24,288	592,241	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,943	338,801	845,900	(1,804,976)	9,668
Other assets	45,624	(190)	21,919	—	67,353

Total assets	2,456,227	584,998	1,718,842	(1,804,976)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	5,302	45,264	—	184,389
Other current liabilities	206,527	46,470	197,346	—	450,343

Total current liabilities	340,350	51,772	242,610	—	634,732
Long-term debt, related party	100,000	—	—	—	100,000
Long-term debt	1,790,579	—	65,668	—	1,856,247
Other noncurrent liabilities	997	11,771	123,093	—	135,861

Total liabilities	2,231,926	63,543	431,371	—	2,726,840

Commitments and contingencies
Minority interests	—	—	3,950	—	3,950

Total stockholders equity	224,301	521,455	1,283,521	(1,804,976)	224,301

Total liabilities and stockholders’ equity	$2,456,227	$584,998	$1,718,842	$(1,804,976)	$2,955,091

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable:
Trade, net of allowance	124,514	29,115	111,918	—	265,547
Other	1,413	1,720	815	—	3,948
Inventories, net	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986
Intercompany	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Goodwill	37,188	24,280	594,584	—	656,052
Intangibles, net	20,377	4,530	22,396	—	47,303
Investments	776,393	357,360	860,960	(1,980,951)	13,762
Other assets	64,059	2,358	15,452	—	81,869

Total assets	2,586,948	704,027	1,655,344	(1,980,951)	2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	14,965	965	36,217	—	52,147
Other current liabilities	177,339	32,680	176,864	—	386,883

Total current liabilities	192,304	33,645	213,081	—	439,030
Long-term debt, related party	—	—	—	—	—
Long-term debt	2,024,244	—	16,569	—	2,040,813
Other non-current liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,419	43,952	327,789	—	2,589,160

Commitments and contingencies Minority interests	—	—	6,679	—	6,679

Total stockholders equity	369,529	660,075	1,320,876	(1,980,951)	369,529

Total liabilities and stockholders, equity	$2,586,948	$704,027	$1,655,344	$(1,980,951)	$2,965,368

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$1,467,509	$529,392	$1,121,720	$(1,018,672)	$2,099,949
Cost of sales	1,306,723	472,276	971,241	(1,006,244)	1,743,996

Gross profit	160,786	57,116	150,479	(12,428)	355,953

Operating expenses:
Selling, general and administrative	115,543	52,499	87,541	(12,428)	243,155
Research and development	(2,341)	8,241	31,447	—	37,347
Provision for legal settlements and contingencies	50,000	—	—	—	50,000
Gain on sale of specialty test operations	(4,408)	—	—	—	(4,408)

Total operating expenses	158,794	60,740	118,988	(12,428)	326,094

Operating income	1,992	(3,624)	31,491	—	29,859

Other (income) expense:
Interest expense, related party	521	—	—	—	521
Interest expense, net	98,130	6,492	60,729	—	165,351
Foreign currency (gain) loss	5,407	1,747	2,164	—	9,318
Other (income) expense, net	5,204	(571)	(5,077)	—	(444)

Total other expense	109,262	7,668	57,816	—	174,746

Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(107,270)	(11,292)	(26,325)	—	(144,887)
Equity investment earnings (losses)	(39,686)	(12,337)	(5,364)	57,332	(55)
Minority interests	—	—	2,502	—	2,502

Loss from continuing operations before income taxes	(146,956)	(23,629)	(29,187)	57,332	(142,440)
Income tax provision (benefit)	(10,067)	2,774	1,742	—	(5,551)

Loss from continuing operations	$(136,889)	$(26,403)	$(30,929)	$57,332	$(136,889)
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(136,889)	$(26,403)	$(30,929)	$57,332	$(136,889)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$1,255,720	$488,133	$954,326	$(796,900)	$1,901,279
Cost of sales	1,110,029	382,476	829,042	(788,100)	1,533,447

Gross profit	145,691	105,657	125,284	(8,800)	367,832

Operating expenses:
Selling, general and administrative	117,368	44,229	69,118	(8,800)	221,915
Research and development	5,626	6,912	24,169	—	36,707
Provision for legal settlements and contingencies	—	—	—	—	—
Gain on sale of specialty test operations	—	—	—	—	—

Total operating expenses	122,994	51,141	93,287	(8,800)	258,622

Operating income	22,697	54,516	31,997	—	109,210

Other (income) expense:
Interest expense, related party	—	—	—	—	—
Interest expense, net	90,352	2,974	55,576	—	148,902
Foreign currency (gain) loss	(3,285)	(70)	9,545	—	6,190
Other (income) expense, net	(21,687)	1,315	(4,072)	—	(24,444)

Total other expense	65,380	4,219	61,049	—	130,648

Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(42,683)	50,297	(29,052)	—	(21,438)
Equity earnings (losses)	10,684	(38,124)	45,151	(17,713)	(2)
Minority interests	—	—	(904)	—	(904)

Loss from continuing operations before income taxes	(31,999)	12,173	15,195	(17,713)	(22,344)
Income tax provision (benefit)	5,537	8,271	1,384	—	15,192

Loss from continuing operations	$(37,536)	$3,902	$13,811	$(17,713)	$(37,536)
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(37,536)	$3,902	$13,811	$(17,713)	$(37,536)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$1,061,269	$462,100	$893,759	$(813,360)	$1,603,768
Cost of sales	933,242	395,072	739,365	(800,377)	1,267,302

Gross profit	128,027	67,028	154,394	(12,983)	336,466

Operating expenses:
Selling, general and administrative	104,584	27,851	63,839	(12,983)	183,291
Research and development	8,763	4,846	16,558	—	30,167
Provision for legal settlements and contingencies	—	—	—	—	—
Gain on sale of specialty test operations	—	—	—	—	—

Total operating expenses	113,347	32,697	80,397	(12,983)	213,458

Operating income (loss)	14,680	34,331	73,997	—	123,008

Other (income) expense:
Interest expense, related party	—	—	—	—	—
Interest expense, net	86,474	2,474	51,333	—	140,281
Foreign currency (gain) loss	(3,380)	(521)	880	—	(3,022)
Other (income) expense, net	30,440	1,124	(512)	—	31,052

Total other expense	113,534	3,076	51,701	—	168,311

Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(98,853)	31,254	22,296	—	(45,303)
Equity earnings (losses)	26,043	3,149	24,301	(56,783)	(3,290)
Minority interests	—	—	(4,008)	—	(4,008)

Loss from continuing operations before income taxes	(72,810)	34,403	42,589	(56,783)	(52,601)
Income tax provision (benefit)	(20,442)	10,728	9,481	—	(233)

Loss from continuing operations	(52,368)	23,675	33,108	(56,783)	(52,368)
Income from discontinued operations, net of tax	54,566	—	—	—	54,566

Net income (loss)	$2,198	$23,675	$33,108	$(56,783)	$2,198

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash flows provided by (used in) operating activities	$6,147	$(46,021)	$136,986	$—	$97,112

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(8,419)	(36,229)	(251,295)	—	(295,943)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from sale of specialty test operations	6,587	—	—	—	6,587
Advances for acquisition of minority interest	(19,250)				(19,250)
Other investing activities	(186,434)	(22,248)	(31,854)	242,132	1,596

Net cash used in investing activities	(207,516)	(58,477)	(283,149)	242,132	(307,010)

Cash flows from continuing financing activities:
Net change in bank overdraft	(102)	—	—	—	(102)
Borrowings under revolving credit facilities	—	5,300	115,105	—	120,405
Payments under revolving credit facilities	—	—	(120,727)	—	(120,727)
Proceeds from issuance of long-term debt and capital leases	—	—	116,317	—	116,317
Payment for debt issuance costs	(1,715)	—	(472)		(2,187)
Proceeds from issuance of related party debt	100,000	—	—	—	100,000
Payments of long-term debt, including redemption premiums	(114,642)	(962)	(53,268)	—	(168,872)
Other financing activities	57,005	84,375	103,601	(242,132)	2,849

Net cash provided by (used in) financing activities	40,546	88,713	160,556	(242,132)	47,683

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	(36)	—	(3,458)	—	(3,494)

Net increase (decrease) in cash and cash equivalents	(160,859)	(15,785)	10,935	—	(165,709)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$106,833	$10,432	$89,310	$—	206,575

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash flows provided by (used in) operating activities	$(98,415)	$125,661	$191,382	$—	$218,628

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(12,336)	(130,303)	(265,101)	—	(407,740)
Acquisitions, net of cash acquired	(45,283)	—	(18,330)	—	(63,613)
Proceeds from the sales of investments	49,409	—		—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Other investing activities	(188,190)	2,190	515	193,094	7,609

Net cash used in investing activities	(196,400)	(128,113)	(264,289)	193,094	(395,708)

Cash flows from continuing financing activities:
Net change in bank overdraft	(2,588)	—	—	—	(2,588)
Borrowings under revolving credit facilities	—	—	260,423	—	260,423
Payments under revolving credit facilities			(256,720)	—	(256,720)
Proceeds from issuance of long-term debt and capital leases	548,315	—	1,449	—	549,764
Payment for debt issuance costs	(23,280)		8,002	—	(15,278)
Payments of long-term debt, including redemption premiums	(170,464)	(4,712)	(10,066)	—	(185,242)
Payments on notes payable	—	—	(121,600)	—	(121,600)
Other financing activities	6,416	7,191	185,903	(193,094)	6,416

Net cash provided by (used in) financing activities	358,399	2,479	67,391	(193,094)	235,175

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	157	—	662	—	819

Cash flows provided by discontinued operations	111	—	—	—	111

Net increase (decrease) in cash and cash equivalents	63,852	27	(4,854)	—	59,025
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$267,692	$26,217	$78,375	$—	$372,284

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash flows provided by (used in) operating activities	$(106,830)	$101,265	$142,298	$—	$136,733

Cash flows from continuing investing activities:				—
Purchases of plant, property and equipment	(4,934)	(41,198)	(144,759)	—	(190,891)
Acquisitions, net of cash acquired	—	—	(2,505)	—	(2,505)
Proceeds from the sales of investments	55,879	—	716	—	56,595
Purchase of investments	(13,765)	—	—	—	(13,765)
Proceeds from note receivable	—	—	18,253	—	18,253
Other investing activities	40,635	(583)	5,199	(40,421)	4,830

Net cash used in investing activities	77,815	(41,781)	(123,096)	(40,421)	(127,483)

Cash flows from continuing financing activities:
Net change in bank overdraft	(1,943)	—	—	—	(1,943)
Borrowings under revolving credit facilities	—	—	402,692	—	402,692
Payments under revolving credit facilities	—	—	(420,120)	—	(420,120)
Proceeds from issuance of long-term debt and capital leases	595,000	—	—	—	595,000
Payment for debt issuance costs	(10,577)	—	—	—	(10,577)
Payments of long-term debt, including redemption premiums	(706,431)	—	(30,466)	—	(736,897)
Net proceeds from issuance of common stock	133,466	—	—	—	133,466
Other financing activities	16,367	(78,879)	38,458	40,421	16,367

Net cash provided by (used in) financing activities	25,882	(78,879)	(9,436)	40,421	(22,012)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,488	—	1,488

Cash flows provided by discontinued operations	13,284	—	—	—	13,284

Net increase (decrease) in cash and cash equivalents	10,151	(19,395)	11,254	—	2,010
Cash and cash equivalents, beginning of period	193,689	45,585	71,975	—	311,249

Cash and cash equivalents, end of period	$203,840	$26,190	$83,229	$—	$313,259

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events
      On January 2, 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership to 99.6% of UST.
      On January 17, 2006 we entered into a Sale & Purchasing Agreement with a Singapore company for the purchase of a 165,000 square foot building, building related equipment and the leasehold interest on the property on which the building is situated. We intend to use the building to establish a wafer bumping operation in Singapore using the same processes currently employed by our Unitive subsidiary in Taiwan. The Singapore bumping facility is expected to commence operations in the second half of 2006. The purchase price was $6.5 million and was paid in January 2006.
      On January 17, 2006 our subsidiary in China entered into a short-term (12 month) loan agreement with a local bank in the amount of $15.0 million. The loan is secured with a portion of the land and buildings in China and carries an interest rate of LIBOR plus 1.25% per annum.
      On January 23, 2006 we purchased on the open market $30.0 million face value of our outstanding 9.25% senior notes due February 2008. We realized a $0.5 million pre-tax gain on this purchase, which is net of the write-off of $0.2 million of unamortized debt costs.
      During the first quarter of 2006, Tessera, Inc. filed a request for Arbitration and there were various securities class action and shareholder derivative lawsuits filed against us. See Note 13 “Commitments and Contingencies” for further disclosure.

AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Amounts
	Balance at	Charged to
	Beginning of	Expense			Balance at End
	Period	(Income)	Write-offs	(a) Other	of Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$7,122	—	(608)	—	$6,514
Year ended December 31, 2004	$6,514	(161)	(1,279)	—	$5,074
Year ended December 31, 2005	$5,074	96	(223)	—	$4,947
Deferred tax asset valuation reserve:
Year ended December 31, 2003	$277,545	20,726	—	(3,982)	$294,289
Year ended December 31, 2004	$294,289	(34,252)	—	9,713	$269,750
Year ended December 31, 2005	$269,750	76,026	—	—	$345,776

(a)	Column represents adjustments to the deferred tax asset valuation reserve as a result of business acquisitions and the sale of available for sale securities in which the valuation reserve is adjusted directly through stockholders’ equity.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005 and, based on this evaluation, has concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      Management conducted an assessment of the effectiveness of Amkor’s internal control over financial reporting as of December 31, 2005, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that Amkor maintained effective internal control over financial reporting as of December 31, 2005.
      Management’s assessment of the effectiveness of Amkor’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 55.
Changes in Internal Control Over Financial Reporting
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As reported in our Annual Report on Form 10-K/ A for 2004, management identified a material weakness in our internal control over financial reporting as of December 31, 2004, which is described below.
      As of December 31, 2004, management determined that Amkor did not maintain effective controls over the preparation and review of our consolidated statement of cash flows. Specifically, Amkor did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable or accrued expenses at the end of the reporting period. Thus, capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2003 and 2004 and the first quarter of 2005. Further, if not remediated, this control deficiency could have resulted in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
      As of the end of the period covered by this report, we have remediated the material weakness in our internal control over the preparation and review of our consolidated statement of cash flows. Our remediation during 2005 focused on implementation of a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure payments for capital expenditures are properly reflected in the consolidated statement of cash flows in accordance with generally accepted accounting principles. The design and operating effectiveness of the controls implemented were tested and determined to be effective and management has concluded that the material weakness was remediated as of December 31, 2005.
      We implemented a new Enterprise Resource Planning system at one of our subsidiaries in the fourth quarter of 2005 that materially changed our internal control over financial reporting for that location.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors, Executive Officers and Control Persons; Compliance With Section 16(a) of The Exchange Act
Directors and Executive Officers
      The following table sets forth the names and the ages as of February 28, 2006 of our executive officers and our incumbent directors.

Name	Age	Position

James J. Kim	70	Chief Executive Officer and Chairman
Kenneth T. Joyce	58	Executive Vice President and Chief Financial Officer
Oleg Khaykin	41	Executive Vice President and Chief Operating Officer
Roger A. Carolin(2)(4)	50	Director
Winston J. Churchill(1)(3)(4)	66	Director
Gregory K. Hinckley(2)(4)	59	Director
John T. Kim	36	Director
Constantine N. Papadakis(1)(4)	60	Director
James W. Zug(2)(3)(4)	65	Director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Nominating and Governance Committee.

(4)	Independent directors, as determined by the Board of Directors.
      James J. Kim. James J. Kim, 70, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor, Amkor Electronics, Inc., in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of Gamestop Corp., a leading global video game and entertainment software retailer. Mr. James J. Kim is the father of John T. Kim, a Director.
      Kenneth T. Joyce. Kenneth T. Joyce, 58, has served as Amkor’s Executive Vice President and Chief Financial Officer since July 1999. Prior to his election as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining Amkor, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce began his accounting career in

1971 at KPMG Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph’s University and an M.B.A. in Finance from Drexel University.
      Oleg Khaykin. Oleg Khaykin, 41, has served as our Executive Vice President and Chief Operating Officer since January 2006. Mr. Khaykin served as our Executive Vice President of Corporate Development and Flip Chip Operations since his appointment as an executive officer in January 2004. Mr. Khaykin joined Amkor in May 2003 and was responsible for managing Amkor’s corporate development, M&A, and intellectual property initiatives. Prior to joining Amkor, Mr. Khaykin was the Vice President of Strategy and Business Development for Conexant Systems Inc./ Mindspeed Technologies, a company that designs, develops, and sells communication integrated circuits for networking applications. Mr. Khaykin also spent eight years working for The Boston Consulting Group (BCG), a strategic consulting firm. Mr. Khaykin earned a B.S. in Electrical and Computer Engineering with High University Honors from Carnegie Mellon University and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.
      Roger A. Carolin. Roger A. Carolin, 50, was elected to the Board of Directors of Amkor in February 2006. Mr. Carolin is currently a Venture Partner at SCP Partners, a multi-stage venture capital firm with over $800 million under management that invests in technology oriented companies. At SCP, Mr. Carolin works to identify attractive investment opportunities and assists portfolio companies in the areas of strategy development, operating management and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and was CEO for 10 years until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from Harvard Business School.
      Winston J. Churchill. Winston J. Churchill, 66, has been a director of Amkor since July 1998. Mr. Churchill is the managing general partner of SCP Partners, a multi-stage venture capital firm with over $800 million under management that invests in technology oriented companies. Mr. Churchill is also Chairman of CIP Capital Management, Inc., an SBA licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983 he practiced law at the Philadelphia firm of Saul Ewing, LLP where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Auxilium Pharmaceuticals, Inc., Griffin Land and Nurseries, Inc., Innovative Solutions and Support, Inc. and of various SCP portfolio companies. In addition, he serves as a director of a number of charities and as trustee of educational institutions including Fordham University, Georgetown University, Immaculata University, the Gesu School and the Young Scholars Charter School. From 1989 to 1993, Mr. Churchill served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System.
      Gregory K. Hinckley. Gregory K. Hinckley, 59, has been a director of our company since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. From November 1995 until January 1997, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex integrated circuits. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI Technology, Inc. He is a member of the board of directors of Unova, Inc. and Arcsoft, Inc.
      John T. Kim. John T. Kim, 36, has been a director of Amkor since August 2005. Mr. Kim served in various capacities at Amkor between 1992 and 2005, as an Amkor employee and as an employee of our predecessor, Amkor Electronics, Inc., including as Director of Investor Relations, Director of Corporate Development and as Director of Procurement. Mr. Kim resigned as an Amkor employee when he was elected to the board. Mr. John T. Kim is the son of James J. Kim, our Chief Executive Officer and Chairman.

      Constantine N. Papadakis. Constantine N. Papadakis, 60, has been a director of Amkor since August 2005. Dr. Papadakis is President of Drexel University, a position he has held since 1995. From 1986 to 1995, Dr. Papadakis was Dean of the College of Engineering at the University of Cincinnati, and from 1984 to 1986 he was Professor and Head of the Civil Engineering Department of Colorado State University. Prior to returning to academia, Dr. Papadakis served as Vice President of Tetra Tech Inc., a Honeywell subsidiary; as Vice President of STS Consultants, Ltd.; and at several engineering positions with Bechtel Power Corporation. He presently serves on the boards of directors of Aqua America, CDI Corp, Mace Security International, Inc., Met-Pro Corporation, and the Philadelphia Stock Exchange as well as Sovereign Bank, Inc., and various charitable and civic organizations.
      James W. Zug. James W. Zug, 65, has been a director of Amkor since January 2003. Mr. Zug retired from PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) in 2000 following a 36-year career at PricewaterhouseCoopers and Coopers & Lybrand, both public accounting firms. From 1998 until his retirement, Mr. Zug was Global Leader — Global Deployment for PricewaterhouseCoopers. From 1993 to 1998 Mr. Zug was Managing Director International for Coopers & Lybrand. He also served as audit partner for a number of public companies over his career. PricewaterhouseCoopers is Amkor’s independent registered public accounting firm; however, Mr. Zug was not involved with servicing Amkor during his tenure at PricewaterhouseCoopers. Mr. Zug serves on the boards of directors of Allianz Funds, Brandywine Group of mutual funds and Teleflex, Inc. Mr. Zug served on the boards of directors of SPS Technologies, Inc. and Stackpole Ltd. prior to the sale of both of these companies in 2003.
CODE OF ETHICS
      We have adopted a code of ethics, the Amkor Code of Business Conduct and Ethical Guidelines, which applies to our chief executive officer, chief financial officer, controller and all other Amkor employees. In addition, we have adopted a Code of Ethics applicable to members of our Board of Directors. These guidelines are available free of charge on our website, http://www.amkor.com.
BOARD MEETINGS AND COMMITTEES
      Our Board of Directors meets approximately four times a year in regularly scheduled meetings, but will meet more often if necessary. The Board of Directors held thirteen meetings and acted by unanimous written consent on four occasions during 2005.
      The full Board of Directors considers all major decisions of Amkor. However, the Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating and Governance Committee. Each of these committees are chaired by an outside director.
COMPENSATION COMMITTEE
      The Compensation Committee is comprised of Messrs. Churchill and Papadakis. The Compensation Committee: (1) reviews and approves annual salaries, bonuses, and grants of stock options pursuant to our 1998 Stock Plan and our 2003 Nonstatutory Inducement Grant Stock Plan and (2) reviews and approves the terms and conditions of all employee benefit plans or changes to these plans. During 2005, the Compensation Committee did not meet apart from regular meetings with the entire Board of Directors.
THE AUDIT COMMITTEE
      The Audit Committee is comprised of Messrs. Carolin, Hinckley and Zug all of whom meet the independence and experience requirements set forth in the Nasdaq and SEC rules. The Board of Directors has determined that two of our three Audit Committee members, Messrs. Hinckley and Zug, qualify as audit committee financial experts, as defined by the SEC. The Audit Committee: (1) recommends to the Board of Directors the annual appointment of our independent registered public accounting firm, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent registered public accounting firm and discusses the foregoing with the company’s management, (4) reviews and approves non-audit services of the independent registered public accounting firm, (5) reviews the company’s accounting policies and financial statements, (6) reviews the activities, organizational structure and qualifications of the company’s internal audit function, (7) reviews management’s policies and procedures relating to the adequacy of our internal control over financial reporting and compliance with additional laws and regulations and (8) reviews and discusses with our independent registered public accounting firm their independence. The Audit Committee met fourteen times apart from regular meetings with the entire board and acted by unanimous written consent on one occasion. In connection with the execution of the responsibilities of the Audit Committee, including the review of the company’s quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2005 with the company’s management and independent registered public accounting firm.
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish Amkor with copies of all forms that they file pursuant to Section 16(a).
      Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for such persons, Amkor believes that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with in a timely fashion during 2005.

Item 11.	Executive Compensation
      Summary Compensation. The following table sets forth compensation earned for services rendered to Amkor during each of the three years in the period ended December 31, 2005 by our Chief Executive Officer and our two other executive officers as well as two additional individuals that were executive officers during the last fiscal year, however were not as of December 31, 2005 (“Named Executive Officers”).
Summary Compensation Table

				Securities
				Underlying	All Other
Name	Year	Salary	Bonus(1)	Options(2) (#)	Compensation(3)(4)(5)

James J. Kim	2005	$830,000	$—	—	$35,791
Chief Executive Officer	2004	826,667	—	60,000	11,985
and Chairman	2003	790,000	2,150,000	1,000,000	9,970
Kenneth T. Joyce	2005	295,000	—	—	11,264
Executive Vice President and	2004	293,333	—	45,000	9,992
Chief Financial Officer	2003	273,923	200,000	250,000	9,834
Oleg Khaykin	2005	270,000	—	—	23,798
Executive Vice President	2004	269,231	—	50,000	5,606
and Chief Operating Officer	2003	165,000	75,000	—	234
John N. Boruch	2005	610,000	—	—	1,894,553
Former President,	2004	607,500	—	60,000	13,076
Chief Operating Officer	2003	580,000	580,000	1,125,000	10,677
and Director
Jooho Kim	2005	270,000	—	—	6,468
Former Executive	2004	264,616	—	150,000	12,830
Vice President of Corporate	2003	200,000	75,000	—	6,468
Strategy

(1)	Bonus amounts include incentive compensation earned in the year indicated but that were approved by our Board of Directors and paid in the following year. Payments under the Employee Profit Sharing Plan are for the year indicated and related to the prior year’s results. No incentive compensation was earned in 2005 or 2004. 2003 bonus amounts were paid in 2004.

(2)	Long-term compensation represents stock options issued under the 1998 Stock Plan during the year.

(3)	All other compensation for all of the named executives includes $6,000 paid to each executive’s 401(k) plan in each year; except Oleg Khaykin who was paid $2,798 in 2004. Mr. Khaykin began his employment with Amkor in May 2003 and was not eligible for the 401(k) matching company contribution in that year.

(4)	All other compensation includes a reimbursement for vehicle expenses and a $468 premium for $300,000 of term life insurance for which Amkor is not the beneficiary.

(5)	All other compensation for Mr. Boruch includes $1,880,867, which amount was paid or is payable pursuant to the terms of the December 22, 2005 Retirement Separation Agreement and Release described below.

      On December 22, 2005, we entered into a Retirement Separation Agreement and Release with Mr. John N. Boruch, our former President and Chief Operating Officer. For a more detailed description of the terms and conditions of the agreement, please see Item 1.01 of our Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.
OPTION GRANTS IN FISCAL 2005
      There were no options granted to the Chief Executive Officer or other Named Executive Officers in 2005.
YEAR-END OPTION VALUES
      The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by our Chief Executive Officer and our other Named Executive Officers as of December 31, 2005. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock. None of the individuals listed below exercised options in the last fiscal year.

			Number of Securities		Dollar Value of
			Underlying		Unexercised
			Unexercised Options at		In-The-Money Options at
	Shares		December 31, 2005		December 31, 2005
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James J. Kim	—	—	1,016,250	43,750	$4,712	$12,687
Chief Executive Officer and Chairman
Kenneth T. Joyce	—	—	285,187	32,813	$3,534	$9,515
Executive Vice President and Chief Financial Officer
Oleg Khaykin	—	—	173,541	36,459	$3,926	$10,573
Executive Vice President and Chief Operating Officer
John N. Boruch	—	—	1,332,735	—	$17,400	$—
Former President, Chief Operating Officer and Director
Jooho Kim	—	—	166,166	14,584	$1,570	$4,229
Former Executive Vice President of Corporate Strategy

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
      1998 Director Option Plan. Our Board of Directors adopted the 1998 Director Option Plan (the “Director Plan”) in January 1998. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of the company when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of the company, provided that as of such date such director has served on the Board of Directors for at least six months. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The term of each option is ten years and each option granted to a non-employee director vests over a three year period. The Director Plan will terminate in January 2008 unless sooner terminated by the Board of Directors. As of December 31, 2005, there were 105,000 shares available for future grants under the Director Plan. During 2005, grants to the non-employee directors were made under the 1998 Stock Plan on terms consistent with those described above. Future grants to non-employee directors may be granted under the Director Plan or the 1998 Stock Plan which is described in Note 12 to the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
      If all or substantially all of our assets are sold to another entity or we merge with or into another corporation or entity, the acquiring entity or corporation may either assume all outstanding options under the Director Plan or 1998 Stock Plan, as applicable, or may substitute equivalent options. Following an assumption or substitution, if the director is terminated other than upon a voluntary resignation, any assumed or substituted options will vest and become exercisable in full. If the acquiring entity does not either assume all of the outstanding options or substitute an equivalent option, each option issued under the Director Plan or 1998 Stock Plan, as applicable, will immediately vest and become exercisable in full. The Director Plan and 1998 Stock Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee currently consists of Messrs. Churchill and Papadakis. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor’s subsidiaries during fiscal 2005. None of Amkor’s Compensation Committee members or executive officers has served on the Board of Directors or on the Compensation Committee of any other entity one of whose executive officers served on our Board of Directors or on our Compensation Committee.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of January 31, 2006 by:

•	each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors; and

•	each Named Executive Officer as of fiscal year end.
Beneficial Ownership(a)

	Number of	Percentage
Name and Address	Shares	Ownership

James J. Kim Family Control Group(b)	87,949,293	46.0%
1345 Enterprise Drive West Chester, PA 19380
FMR Corp(c)	22,995,242	13.0%
Roger A. Carolin(d)	10,000	*
Winston J. Churchill(e)	69,533	*
Gregory K. Hinckley(f)	60,333	*
James J. Kim(g)	27,239,567	14.9%
John T. Kim(h)	30,718,022	16.6%
Constantine N. Papadakis	0	*
James W. Zug(i)	58,434	*
John N. Boruch(j)	1,487,298	*
Kenneth T. Joyce(k)	309,279	*
Oleg Khaykin(l)	176,666	*
JooHo Kim(m)	174,466	*
All directors and Named Executive Officers(n)	60,303,600	31.3%

*	Represents less than 1%.

(a)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before April 1, 2006 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b)	Represents 27,239,567 shares held by James J. Kim; 8,319,939 shares held by Agnes C. Kim; 15,792,457 shares held by David D. Kim, of which 1,335,113 shares are subject to shared voting and investment power; 21,682,909 shares held by Susan Y. Kim, of which 15,425,565 shares are subject to shared voting and investment power; 30,718,022 shares held by John T. Kim, of which 16,760,678 shares are subject to shared voting and investment power; 14,457,344 shares held by the David D. Kim Trust of 12/31/87; 13,957,344 shares held by the John T. Kim Trust of 12/31/87; 6,257,344 shares held by the Susan Y. Kim Trust of 12/31/87; 2,733,334 shares held by the Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, all of which are subject to shared voting and investment power;

2,733,333 shares all of which are subject to shared voting and investment power held by each of the Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello and the Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello; 957,077 shares held by The James and Agnes Kim Foundation, Inc.; 1,345,113 shares, of which 1,335,113 shares are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006 and all of which are subject to shared voting and investment power, held by each of the following: Trust U/ D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello, Trust U/ D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello, Trust U/ D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello, Trust U/ D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim, and Trust U/ D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim; 1,335,113 shares held by the Trust U/ D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim, all of which are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006 and are subject to shared voting and investment power; and 500,000 shares held by the Trust U/ D of John T. Kim dated 10/27/04 f/b/o his children, all of which are subject to shared voting and investment power.

Each of the individuals, trusts, and the James and Agnes Kim Foundation, Inc., listed above, may be deemed members of the James J. Kim Family Control Group (the “James J. Kim Family”) under Section 13(d) of the Exchange Act on the basis that the trust agreement for certain of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with the James Kim Family and it is likely that the trustees of the other trusts will do the same. James J. and Agnes C. Kim are husband and wife. David D. Kim, John T. Kim and Susan Y. Kim are the children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987 has as their sole trustee David D. Kim, John T. Kim and Susan Y. Kim respectively. Susan Y. Kim is the parent of Alexandra Panichello, Jacqueline Panichello and Dylan Panichello and is the co-trustee of each of her children’s trust along with John T. Kim. These trusts are as follows: Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello, and Trust U/ D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello. John T. Kim established the “Trust U/ D of John T. Kim dated 10/27/04 f/b/o his children” with himself and Susan Y. Kim as co-trustees. James J. Kim has established trusts for each of the children of Susan Y. Kim, John T. Kim, and David D. Kim as follows: Trust U/ D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/ D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/ D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/ D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), Trust U/ D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), the Trust U/ D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim (John T. Kim and David D. Kim as co-trustees). The trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust.

The James J. Kim Family may be deemed to have beneficial ownership of 87,949,293 shares or approximately 46.0% of the outstanding shares of our common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of our common stock reported as beneficially owned by the other such persons.

(c)	As reported by FMR Corp. and Edward C. Johnson 3d, chairman of FMR Corp., on a Schedule 13G/ A filed with the Commission on February 14, 2006. FMR Corp. reported that it has sole voting power with respect to 2,330,882 shares and sole investment power for all 22,995,242 shares. Mr. Johnson reported he has sole voting and investment power for all 22,995,242 shares.

(d)	Roger Carolin was elected to the board as of February 7, 2006, and acquired these shares on February 14, 2006.

(e)	Includes 48,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before April 1, 2006.

(f)	Includes 48,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinckley on or before April 1, 2006.

(g)	Includes 1,020,000 shares issuable upon the exercise of options that are exercisable on or before April 1, 2006 and 4,672,897 shares that are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006. This does not include 8,319,939 shares owned by Agnes C. Kim, Mr. Kim’s spouse, of which Mrs. Kim has sole voting and investment power. Mr. James J. Kim disclaims beneficial ownership of these 8,319,939 shares.

(h)	Includes 13,957,344 shares held by the John T. Kim Trust of 12/31/87, of which John T. Kim, has sole voting and investment power, and 16,760,678 shares held by various trusts established for the children of Susan Y. Kim, John T. Kim and David D. Kim, of which Mr. John T. Kim as co-trustee has shared voting and investment power; 8,010,678 of these shares are issuable upon conversion of convertible debt which is convertible on or before April 1, 2006. Mr. John T. Kim disclaims beneficial ownership of these 16,760,678 shares.

(i)	Includes 26,667 shares issuable upon the exercise of stock options that are exercisable by Mr. Zug on or before April 1, 2006.

(j)	Includes 1,425,892 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before April 1, 2006.

(k)	Includes 288,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before April 1, 2006.

(l)	Includes 176,666 shares issuable upon the exercise of stock options that are exercisable by Mr. Khaykin on or before April 1, 2006.

(m)	Includes 167,416 shares issuable upon the exercise of stock options that are exercisable by Mr. JooHo Kim on or before April 1, 2006.

(n)	Includes 3,201,309 shares issuable upon the exercise of stock options that are exercisable on or before April 1, 2006, and 12,683,575 shares issuable upon the conversion of convertible debt convertible on or before April 1, 2006.
EQUITY COMPENSATION PLANS
      The following table summarizes our equity compensation plans as of December 31, 2005:

(c)
	(a)		Number of Securities
	Number of	(b)	Remaining Available
	Securities to be	Weighted-	for Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a))

Equity compensation plans approved by stockholders	16,236,494	$10.47	6,269,809	(1)(2)(3)
Equity compensation plans not approved by stockholders	133,500	$17.14	338,000	(4)

Total equity compensation plans	16,369,994		6,607,809

(1)	As of December 31, 2005, 105,000 shares of common stock were reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserved for issuance under the plan. This plan does not have a replenishment provision and as of December 31, 2005, 105,000 shares were available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

(2)	As of December 31, 2005, 7,048 shares of common stock were available for sale under the 1998 Employee Stock Purchase Plan; and there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under such plan up to 1,000,000 as of each January 1. On

January 1, 2006, 992,952 additional shares were made available pursuant to the annual replenishment provision. The Board of Directors resolved to terminate the ESPP as of April 2006.

(3)	As of December 31, 2005, a total of 6,157,761 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2006, no additional shares were made available pursuant to the annual replenishment provision.

(4)	As of December 31, 2005, a total of 338,000 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2006, no additional shares were made available pursuant to the annual replenishment provision.

Item 13.	Certain Relationships And Related Transactions
Employee Family Members of our Executive Officers
      JooHo Kim is a brother of James J. Kim, our Chief Executive Officer and Chairman of the Board, and is employed as our Corporate Vice President of Information Communication Systems. Mr. JooHo Kim’s compensation is disclosed in Item 11 “Executive Compensation.” Mr. JooHo Kim, together with his children, own 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). During 2005, purchases from Anam Information Technology, Inc. totaled $1.8 million. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. During 2005, Jesung C&M’s revenues derived from Amkor totaled $6.5 million.
      John T. Kim is the son of James J. Kim and was employed as our Director, Corporate Development. Mr. John T. Kim’s base salary was $120,000 in 2005. Mr. John T. Kim earned no bonus and was granted no stock options in 2005, 2004 or 2003. Upon appointment to the Board of Directors, he has resigned as an employee from Amkor. Mr. John T. Kim was granted 20,000 shares as a board member.
      Catherine Loucks Boruch is the wife of John Boruch, our former President, Chief Operating Officer and Director, and was employed until December 30, 2005, as our Senior Vice President, Human Resources. Ms. Loucks’ base salary, severance, fringe benefits and bonus earned were $215,250, $255,000, $11,765 and $0, respectively, in 2005. During 2005, Ms. Loucks was not granted any stock options.
Other Related Party Transactions
      As of January 31, 2005, Mr. James J. Kim and members of his immediate family and related trusts beneficially owned approximately 46.0% of our outstanding common stock.
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt.
      Dongan Engineering Co., Ltd. is 100% owned by JooCheon Kim, a brother of James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. During 2005, purchases from Dongan Engineering Co., Ltd were $0.5 million.
      We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. During 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $11.8 million.
      We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. During 2005, amounts paid for this lease were $0.6 million. Our sublease income includes $0.3 million during 2005 from a company in which certain of our board members have ownership interests. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. In the second quarter of 2005 we paid a lease termination fee of approximately $0.7 million and assigned sublease income to the trusts. We currently lease approximately 2,700 square feet of office space from these trusts.
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
      PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since 2000. The following table shows the fees accrued by us for the fiscal years 2005 and 2004.

	For the Year Ended
	December 31,

	2005	2004

	(In thousands)
Audit fees	$3,017	$2,800
Audit-related fees(a)	77	382
Tax fees(b)	749	73
All other fees	52	4

Total	$3,895	$3,259

(a)	Audit-related fees consist primarily of fees associated with employee benefit plan audits and accounting consultations, as well as due diligence related activity performed.

(b)	Tax fees consist of fees associated with tax compliance services and consultations.
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
      This policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such pre-approval decisions must be reported to the Audit Committee. 100% of the above principal accountant services were approved by the Audit Committee during 2005, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedules
      The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.
      (b) Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.11	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)

4.12	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(9)
4.13	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(10)
4.14	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(11)
4.15	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003.(13)
4.16	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.17	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture.(20)
4.18	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011.(20)
4.19	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.
4.20	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.
10.1	Form of Indemnification Agreement for directors and officers.(3)
10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/ Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8	Lease Contract between AAPI Realty Corporation and Amkor/ Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9	1998 Director Option Plan and form of agreement thereunder.(3)
10.10	1998 Employee Stock Purchase Plan.(3)
10.11	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.12	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.13	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.14	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.15	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003.(14)
10.17	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers.(16)
10.18	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc.(16)
10.19	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent.(16)

10.20	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JP Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)
10.21	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.22	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.23	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent.(18)
10.24	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.25	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.26	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc.(18)
10.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.31	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.35	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.36	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)

10.37	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)
10.38	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch
10.39	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/ Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
10.40	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(25)
10.41	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four,ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)
10.42	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.43	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.44	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.45	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.46	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.47	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.48	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.49	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.50	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.51	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.52	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.53	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.
10.54	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003.(22)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ James J. Kim

James J. Kim
Chairman and Chief Executive Officer
Date: March 16, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Kenneth T. Joyce, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	March 16, 2006

/s/ Kenneth T. Joyce Kenneth T. Joyce	Executive Vice President and Chief Financial Officer	March 16, 2006

/s/ Oleg Khaykin Oleg Khaykin	Executive Vice President and Chief Operating Officer	March 16, 2006

/s/ Roger A. Carolin Roger A. Carolin	Director	March 16, 2006

/s/ Winston J. Churchill Winston J. Churchill	Director	March 16, 2006

/s/ Gregory K. Hinckley Gregory K. Hinckley	Director	March 16, 2006

Name	Title	Date

/s/ John T. Kim John T. Kim	Director	March 16, 2006

/s/ Constantine N. Papadakis Constantine N. Papadakis	Director	March 16, 2006

/s/ James W. Zug James W. Zug	Director	March 16, 2006

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.11	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.12	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(9)

4.13	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(10)
4.14	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(11)
4.15	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003.(13)
4.16	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.17	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture.(20)
4.18	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011.(20)
4.19	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.
4.20	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.
10.1	Form of Indemnification Agreement for directors and officers.(3)
10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/ Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8	Lease Contract between AAPI Realty Corporation and Amkor/ Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9	1998 Director Option Plan and form of agreement thereunder.(3)
10.10	1998 Employee Stock Purchase Plan.(3)
10.11	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.12	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.13	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.14	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.15	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003.(14)
10.17	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers.(16)
10.18	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc.(16)
10.19	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent.(16)

10.20	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, J.P. Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)
10.21	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.22	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.23	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent.(18)
10.24	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.25	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.26	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc.(18)
10.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.31	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)

10.35	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.36	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)
10.37	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)
10.38	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch
10.39	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/ Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
10.40	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008. (25)
10.41	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four,ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)
10.42	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.43	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.44	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.45	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.46	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/ Anam Pilipinas, L.L.C.(26)
10.47	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.48	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.49	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.50	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.51	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. And Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.52	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.53	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.

10.54	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003.(22)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.