Form 10-Q
period 2006-03-31
AMKOR TECHNOLOGY INC
filed 2006-05-09
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock as of April 30, 2006 was 176,981,486.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net sales	$645,089	$417,481
Cost of sales	490,071	374,086

Gross profit	155,018	43,395

Operating expenses:
Selling, general and administrative	60,251	60,466
Research and development	9,430	8,900
Provision for legal settlements and contingencies	1,000	50,000

Total operating expenses	70,681	119,366

Operating income (loss)	84,337	(75,971)

Other (income) expense:
Interest expense, related party	1,788	—
Interest expense, net	41,157	40,513
Foreign currency loss	3,928	2,232
Other (income) expense, net	(936)	178

Total other expense, net	45,937	42,923

Income (loss) before income taxes and minority interests	38,400	(118,894)
Income tax expense	3,612	1,187

Income (loss) before minority interest income (expense)	34,788	(120,081)

Minority interest income (expense), net of tax	(115)	1,011

Net income (loss)	34,673	(119,070)

Net income (loss) per common share:
Basic	$0.20	$(0.68)

Diluted	$0.19	$(0.68)

Shares used in computing net income (loss) per common share:
Basic	176,801	175,718

Diluted	191,015	175,718

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,243	$206,575
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,995 and $4,947	381,011	381,495
Other	9,600	5,089
Inventories, net	148,253	138,109
Other current assets	30,414	35,222

Total current assets	795,521	766,490

Property, plant and equipment, net	1,454,674	1,419,472
Goodwill	672,007	653,717
Intangibles, net	36,421	38,391
Investments	6,350	9,668
Other assets	44,930	67,353

Total assets	$3,009,903	$2,955,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$339,146	$184,389
Trade accounts payable	346,831	326,712
Accrued expenses	130,529	123,631

Total current liabilities	816,506	634,732

Long-term debt, related party	100,000	100,000
Long-term debt	1,678,801	1,856,247
Other non-current liabilities	150,576	135,861

Total liabilities	2,745,883	2,726,840

Commitments and contingencies (see Note 13)
Minority interests	3,622	3,950

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,905 in 2006 and 176,733 in 2005	178	178
Additional paid-in capital	1,328,119	1,326,426
Accumulated deficit	(1,071,288)	(1,105,961)
Accumulated other comprehensive income	3,389	3,658

Total stockholders’ equity	260,398	224,301

Total liabilities and stockholders’ equity	$3,009,903	$2,955,091

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$34,673	$(119,070)
Depreciation and amortization	66,061	60,858
Other non-cash items	14,773	1,382
Changes in assets and liabilities, excluding effects of acquisitions	3,462	50,388

Net cash provided by (used in) operating activities	118,969	(6,442)

Cash flows from investing activities:
Payments for property, plant and equipment	(79,098)	(66,712)
Proceeds from the sale of property, plant and equipment	923	156

Net cash used in investing activities	(78,175)	(66,556)

Cash flows from financing activities:
Net change in bank overdrafts	—	(102)
Borrowings under revolving credit facilities	63,092	55,603
Payments under revolving credit facilities	(52,628)	(63,813)
Payments for debt issuance costs	(485)	—
Payments on long-term debt	(32,742)	(3,504)
Proceeds from issuance of stock through stock compensation plans	832	—

Net cash used in financing activities	(21,931)	(11,816)

Effect of exchange rate fluctuations on cash and cash equivalents	805	(710)

Net increase (decrease) in cash and cash equivalents	19,668	(85,524)
Cash and cash equivalents, beginning of period	206,575	372,284

Cash and cash equivalents, end of period	$226,243	$286,760

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,400	$40,170
Income taxes	$1,508	$2,733

Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$17,822	$—
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Interim Financial Statements
     Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.
     Use of Estimates. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.”), using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.
     Income Taxes. We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. For our larger foreign operations, our tax returns have been examined through 1999 in Korea, through 2001 in the Philippines and through 2002 in Taiwan and Japan. Our U.S. tax returns have been examined through 2003. Tax returns for open years in all jurisdictions are subject to change upon examination.
     During 2005, the IRS commenced an examination of our U.S. federal income tax returns for years 2002 and 2003, which primarily focused on inter-company transfer pricing and cost-sharing issues carried over from 2000 and 2001 examination. The IRS proposed four adjustments, and in 2005, we agreed to three of them, lowering our U.S. net operating loss carryforwards at December 31, 2005 by $36.1 million. In April 2006, we reached an agreement-in-principle with the IRS on the last adjustment, further reducing our net operating loss carryforwards by $10 million. Because we maintain a full valuation allowance on our U.S. net operating loss carryforwards, these adjustments had no impact on our consolidated financial condition or results of operations.
     Our estimated tax liability is subject to change as examinations of our tax returns are completed by the tax authorities in the respective jurisdictions. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows, nor do we expect that such examinations will result in a material favorable impact. However, resolution of these matters involves uncertainties and there are no assurances that the outcome will be favorable.
     Income tax expense for the three months ended March 31, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at our profitable foreign operations. For the remainder of 2006, we anticipate an effective income tax rate of approximately 7.5%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2006, we had U.S. net operating loss carryforwards totaling $357.4 million which expire at various times through 2025. Additionally, at March 31, 2006, we had $85.0 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.
     We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     New Accounting Standards.
     Recently Issued Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our Condensed Consolidated Financial Statements.
     Recently Adopted Standards
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 151 on January 1, 2006. The adoption of this Statement did not have a material impact on our financial statements and disclosures.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 153 on January 1, 2006. The adoption of this statement did not have a material impact on our financial statements and disclosures.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 on January 1, 2006.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (See Note 3 for further discussion).
     In November 2005, FASB issued FSP FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. We adopted the provisions FSP 115-1/124-1 on January 1, 2006. The adoption of this FSP did not have a material impact on our financial statements and disclosures.
2. Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for the first quarter of 2005 due to net losses. The following table summarizes the computation of basic and diluted EPS:

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net income (loss)	$34,673	$(119,070)
Adjustment for dilutive securities on net income:
Interest on 6.25% convertible notes due 2013, net of tax	1,788	—

Net income (loss) — diluted	$36,461	$(119,070)

Weighted average shares outstanding — basic	176,801	175,718
Effect of dilutive securities:
Stock options	251	—
Employee stock purchase plan	612	—
6.25% convertible notes due 2013	13,351	—

Weighted average shares outstanding — diluted	191,015	175,718

EPS:
Basic	$0.20	$(0.68)
Diluted	$0.19	$(0.68)

     The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Stock options	15,065	17,432
5% convertible notes	2,554	2,554
5.75% convertible notes	3,781	6,657

Total potentially dilutive shares	21,400	26,643

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	15,065	16,697

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
3. Stock Compensation Plans
     Effective January 1, 2006, we adopted SFAS No. 123R which revises SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the Condensed Consolidated Statement of Operations over the service period (generally the vesting period). Upon adoption, we transitioned to SFAS No. 123R using the modified prospective method, whereby compensation cost is recognized in the Condensed Consolidated Statements of Operations beginning with the first period that SFAS No. 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. We continue to use the Black-Scholes option valuation model to value stock options. Compensation expense is measured and recognized beginning in 2006 as follows:
     Awards granted after December 31, 2005 – Awards are measured at their fair value at date of grant under the provisions of SFAS No. 123R. The resulting compensation expense is recognized in the Condensed Consolidated Statement of Operations ratably over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.
     Awards granted prior to December 31, 2005 – Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Condensed Consolidated Statement of Operations ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.
     For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. As a result of the adoption of SFAS No. 123R, we recognized incremental expense of $0.8 million, with no tax impact, or less than $0.01 per diluted common share, in the three months ended March 31, 2006, associated with the expensing of stock options and employee stock purchase plan activity. This charge is included in selling, general and administrative expenses.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This pronouncement provides an alternative method of calculating the excess tax benefit pool available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have until November 2006 to make a one-time election to adopt the transition method. We are currently evaluating FSP 123R-3; this one-time election will not affect our Condensed Consolidated Statement of Operations in the period of adoption.
     Prior to January 1, 2006, as permitted under SFAS No. 123, we applied APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB Opinion No. 25, compensation expense was recognized for stock option grants if the exercise price was below the fair value of the underlying stock at the measurement date.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

For the
Three Months Ended
March 31,
2005
(In thousands, except per
share data)
Net loss:
Net loss, as reported	$(119,070)
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(544)

Net loss, pro forma	$(119,614)

Loss per share:
Basic and diluted:
As reported	$(0.68)
Pro forma	$(0.68)
     Pro forma compensation expense under SFAS No. 123 does not include an upfront estimate of potential forfeitures, but rather recognizes them as they occur and amortizes the compensation expense for retirement eligible individuals over the vesting period without consideration to acceleration of vesting. These computational differences and the differences in the terms and nature of 2006 stock-based compensation awards create incomparability between the pro forma stock compensation presented above and the stock compensation expense recognized in 2006.
     Stock Option Plans. Stock options are granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a two or four-year vesting schedule and the term of the options granted is ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of March 31, 2006 is shown below. For additional information about our stock compensation plans, refer to Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Option Plans	1998 Director Option Plan	1998 Stock Plan	2003 Inducement Plan
Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at March 31, 2006	111,666	6,215,386	339,600
     In order to calculate the fair value of stock options at date of grant, we used the Black-Scholes option pricing model. Expected volatilities are weighted based on the historical performance of our stock and implied volatilities. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate weighted average fair values of the options granted:

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Expected life (in years)	5.8	4.0
Risk-free interest rate	4.5%	3.8%
Volatility	90%	96%
Dividend yield	—	—
     The following is a summary of all option activity for the three months ended March 31, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value
Outstanding at December 31, 2005	16,369,994	$10.53
Granted	821,975	$6.95
Exercised	(171,927)	$4.84
Cancelled	(890,216)	$10.80

Outstanding at March 31, 2006	16,129,826	$10.39	6.5	$12,799,968

Exercisable at March 31, 2006	13,430,361	$11.40	6.0	$3,942,448

     For the three months ended March 31, 2006 and 2005, the weighted average grant date fair value of an option granted was $5.26 per common share and $3.40 per common share, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $0 million, respectively. Total unrecognized compensation expense from stock options was $7.7 million as of March 31, 2006, which is expected to be recognized over a weighted-average period of 2.5 years.
     Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were available for sale under the ESPP annually through April 2006. The Board of Directors resolved to terminate the ESPP in April 2006, subsequent to the final purchase. There were no new ESPP purchase rights granted during the three months ended March 31, 2006 and 2005.
     We value our ESPP using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Three Months Ended
	March 31,
	2006	2005
Expected life (in years)	0.5	0.5
Risk-free interest rate	4.4%	3.8%
Volatility	64%	96%
Dividend yield	—	—
     For the three months ended March 31, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $0.8 million and $0 million, respectively. There was no tax benefit realized. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
4. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are summarized below:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income (loss)	$34,673	$(119,070)
Unrealized gain (loss) on investments, net of tax	(2,570)	(2,108)
Foreign currency translation adjustment, net of tax	2,301	(1,383)

Total comprehensive income (loss)	$34,404	$(122,561)

5. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials and purchased components, net of reserves of $27.7 million and $23.7 million, respectively	$109,694	$106,308
Work-in-process	36,529	30,124
Finished goods	2,030	1,677

	$148,253	$138,109

6. Property, Plant and Equipment
     Property, plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Land	$111,711	$111,451
Land use rights	19,945	19,945
Buildings and improvements	655,424	655,042
Machinery and equipment	2,022,615	1,958,181
Furniture, fixtures and other equipment	146,784	140,163
Construction in progress	123,823	103,439

	3,080,302	2,988,221
Less—Accumulated depreciation and amortization	(1,625,628)	(1,568,749)

	$1,454,674	$1,419,472

     Construction in progress at March 31, 2006 and December 31, 2005, includes $112.5 million and $95.4 million, respectively, related to our facility in Shanghai, China. Associated with this facility, we have rights to use the land on which the building is located for a period of 50 years.
     The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Condensed Consolidated Balance Sheets:

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Payments for property, plant, and equipment	$79,098	$66,712
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	23,854	(19,681)

Property, plant and equipment additions	$102,952	$47,031

7. Goodwill and Other Intangibles Assets
     The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2005	$653,717
Additions	17,822
Translation adjustments	468

Balance as of March 31, 2006	$672,007

     In January 2006, we acquired an additional 39.6% of Unitive Semiconductor Taiwan for $18.4 million which was funded out of escrow set up in December 2005. The majority of the purchase price was allocated to goodwill resulting in $17.8 million in additions during the three months ended March 31, 2006. Additional shares were acquired later in the first quarter of 2006 resulting in a combined ownership of 99.86% as of March 31, 2006.
     Intangibles as of March 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)
Patents and technology rights	$73,866	$(43,786)	$30,080
Customer relationship and supply agreements	8,858	(2,517)	6,341

	$82,724	$(46,303)	$36,421

     Intangibles as of December 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)
Patents and technology rights	$73,573	$(41,839)	$31,734
Customer relationship and supply agreements	8,858	(2,201)	6,657

	$82,431	$(44,040)	$38,391

     Amortization expense was $2.3 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Based on the amortizing assets recognized in our balance sheet at March 31, 2006, amortization expense for each of the next five fiscal years is estimated as follows:

(In thousands)
2006 Remaining	$7,276
2007	9,548
2008	9,548
2009	4,790
2010	2,473
8. Investments
     Investments include noncurrent marketable securities and equity investments as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Marketable securities classified as available for sale:
DongbuAnam Semiconductor, Inc. (ownership of 1% at March 31, 2006 and 2% at December 31, 2005)	$6,255	$8,879
Other marketable securities classified as available for sale	32	714

Total marketable securities	6,287	9,593
Equity method investments	63	75

	$6,350	$9,668

     As of March 31, 2006 and December 31, 2005, gross unrealized losses of $2.6 million and $0 million, respectively are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.
9. Accrued Expenses
     Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Accrued interest	$35,001	$34,545
Accrued payroll	26,788	25,943
Customer advances	8,969	2,526
Accrued income taxes	4,557	2,776
Other accrued expenses	55,214	57,841

	$130,529	$123,631

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
10. Debt
     Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2006	2005
	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100.0 million revolving credit facility, LIBOR plus 1.5% - 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000
Senior Notes:
9.25% Senior notes due February 2008	440,500	470,500
7.125% Senior notes due March 2011	248,711	248,658
7.75% Senior notes due May 2013	425,000	425,000
Senior Subordinated Notes:
10.5% Senior subordinated notes due May 2009	200,000	200,000
Convertible Subordinated Notes:
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	132,000	133,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Convertible Subordinated Notes, Related Party:
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share	100,000	100,000
Notes Payable and Other Debt	—	823
Debt of subsidiaries
Secured Term Loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	56,445	55,586
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 2008	10,737	11,329
Secured Equipment and Property Financing	18,463	20,454
Revolving Credit Facilities	38,265	26,501
Other Debt	1,404	2,363

Total Debt	2,117,947	2,140,636
Less: Short-term borrowings and current portion of long-term debt	(339,146)	(184,389)

Long-term debt (including related party)	$1,778,801	$1,956,247

     Debt of Amkor Technology Inc.
     Credit Facilities
     In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The interest rate at March 31, 2006, and December 31, 2005, was 6.33% and 5.89%, respectively; however, no borrowings were outstanding under this credit facility. Amkor, along with Unitive Inc. (“Unitive”) and Unitive Electronics, Inc. (“UEI”), are co-borrowers and guarantors under the facility and each granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. As of March 31, 2006, we had utilized $2.5 million of the available letter of credit sub-limit, and had $97.5 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaces our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004. This new facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
amounts, and the banks could accelerate our obligation to pay all outstanding amounts.
     In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.27% and 8.88% at March 31, 2006 and December 31, 2005, respectively); and matures in October 2010. Guardian Assets, Inc., Unitive, UEI, Amkor International Holdings, LLC (“AIH”), Amkor Technology Limited (“ATL”), P-Four, LLC (“P-Four”) and Amkor/Anam Pilipinas, Inc. (“AAP”) are guarantors of the second lien term loan. The second lien term loans are secured by a second lien on substantially all of our U.S. assets, including the shares of certain of our U.S. subsidiaries and a portion of the shares of some of our foreign subsidiaries. We do not have the option to prepay the second lien term loan until October 2006. If we were to elect to prepay the loan, we would be required to pay a prepayment premium, initially set at 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.
     Senior and Senior Subordinated Notes
     In February 2001, we issued $500.0 million of 9.25% Senior Notes due February 2008 (the “2008 Notes”). As of December 31, 2005, we had purchased $29.5 million of these notes. In January 2006, we purchased an additional $30.0 million of these notes and recorded a gain on extinguishment of $0.7 million which is included in other (income) expense, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. The 2008 Notes are not redeemable prior to their maturity.
     In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium and, prior to March 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of one or more equity offerings at a price of 107.125% of the principal amount plus accrued and unpaid interest.
     In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes are not redeemable at our option until May 2008.
     In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). As of March 31, 2006, the 2009 Notes were redeemable at our option at a price of 103.5% of the principal of the notes plus accrued and unpaid interest, which percentage was reduced to 101.25% starting May 1, 2006.
     The senior and senior subordinated notes contain a number of affirmative and negative covenants, which could restrict our operations. As discussed in Note 15 “Subsidiary Guarantors”, Unitive, UEI, AIH, ATL, P-Four and AAP became guarantors of the senior and senior subordinated notes in 2005 as a result of our acquisition of Unitive and UEI, and the U.S. domestication of AIH, ATL, P-Four and AAP for U.S. federal income tax purposes. We are in the process of consolidating a number of our subsidiaries, and we expect that, before the end of 2006, all of the guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.
     Convertible Subordinated Notes
     In May 2001, we issued $250.0 million of our 5.75% Convertible Subordinated Notes due June 2006 (the “2006 Notes”). The 2006 Notes are convertible into our common stock at a price of $35.00 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we purchased $17.0 million of the 2006 Notes with the proceeds of an equity offering. In November 2005, we purchased an additional $100.0 million of the 2006 Notes with proceeds from the issuance of $100.0 million of 6.25% Convertible Subordinated Notes due December 2013 described below. We purchased such 2006 Notes on the open market at 99.125% and recorded a gain on extinguishment of $0.9 million which is included in other (income) expense. The gain on extinguishment was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.3 million. In January 2006, we purchased an additional $1.0 million of the 2006 Notes at 99.25%. As of March 31, 2006, the 2006 Notes were redeemable at our option at a price of 101.15% of the principal of the notes plus accrued and unpaid interest.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. We recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. These amounts were included in other (income) expense. As of March 31, 2006, the 2007 Notes were redeemable at our option at a price of 100.714% of the principal of the notes plus accrued and unpaid interest
     Convertible Subordinated Notes, Related Party
     In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “2013 Notes”) in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into our common stock at an initial price of $7.49 per share (the market price of our common stock on the date of issuance of the 2013 Notes was $6.20 per share), subject to adjustment. The 2013 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC registering the notes and the shares of common stock issuable upon conversion, pursuant to the requirements of a registration rights agreement. The proceeds from the sale of the 2013 Notes were used to purchase a portion of the 2006 Notes described above. The notes are not redeemable at our option until 2010.
     Debt of Subsidiaries
     Secured Term Loans
     In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for New Taiwan (“NT”) $1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan led by the same lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At March 31, 2006, and December 31, 2005, the interest rate was 3.05% and 3.0%, respectively. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor has guaranteed the repayment of this loan. The documentation governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.
     In June 2005, UST entered into a NT$400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.0% and 3.97% as of March 31, 2006, and December 31, 2005). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The documentation governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.
     Secured Equipment and Property Financing
     Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan is guaranteed by Amkor and is secured by a monetary security deposit and certain of the subsidiary’s equipment. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese credit facility at March 31, 2006, and December 31, 2005, was 5.58%. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Revolving Credit Facilities
     Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2006, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at March 31, 2006, and December 31, 2005 was 0.67% and 0.66%, respectively, and the line of credit was fully drawn. Amkor has guaranteed the repayment of this line of credit.
     Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2006, that accrues interest at TIBOR plus 0.5%. The interest rate at March 31, 2006 and December 31, 2005 was 0.56% and there was $2.5 million and $0.0 million drawn as of March 31, 2006 and December 31, 2005, respectively.
     In September 2005, our Philippine subsidiary entered into a 300.0 million Philippine peso (approximately $5.3 million) one-year revolving line of credit that accrues interest at LIBOR plus 1.0% (5.2% at December 31, 2005). In January 2006, we repaid all amounts outstanding under the Philippine revolving line of credit, and replaced it with a new revolving line of credit for $5.0 million, maturing in September 2006, that accrues interest at LIBOR plus 1.0% (5.72% at March 31, 2006), and the line was fully drawn as of March 31, 2006.
     In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which bears interest at LIBOR plus 1.25%, maturing in January 2007. The borrowings to date of $9.5 million were used to support working capital. At March 31, 2006, the interest rate ranged from 5.99% to 6.31% based on the dates of borrowing.
     These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.
     Other Debt
     Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing in 2007. Interest rates on this debt ranged from 2.67% to 3.10% as of March 31, 2006, and December 31, 2005.
     Covenants
     We were in compliance with all of our covenants under all of our debt obligations as of March 31, 2006.
11. Other Non-Current Liabilities
     Other non-current liabilities consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Accrued Korean severance (see Note 12)	$125,709	$116,423
Customer advances	4,321	714
Other non-current liabilities	20,546	18,724

	$150,576	$135,861

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
12. Pension and Severance Plans
     Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,157	$1,417
Interest cost	684	517
Expected return on plan assets	(841)	(309)
Amortization of transitional obligation	35	36
Recognized actuarial (gain)/loss	451	12

Total pension expense	$1,486	$1,673

     For the three months ended March 31, 2006, $0.6 million was contributed to fund the pension plans. We presently anticipate contributing $7.2 million in 2006 to fund the pension plans.
     Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended March 31, 2006 and 2005, the provision recorded for severance benefits was $9.3 million and $7.1 million, respectively. The balance recorded in other non-current liabilities (see Note 11) for accrued severance was $125.7 million and $116.4 million at March 31, 2006 and December 31, 2005, respectively.
13. Commitments and Contingencies
Indemnifications and Guarantees
     We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at March 31, 2006 and December 31, 2005. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
     As of March 31, 2006, we have outstanding $2.5 million of standby letters of credit and have available an additional $24.4 million. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.
     We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial.
     Legal Proceedings
     We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the following legal proceedings on our financial condition, results of operations or cash flows could change in the future. We record provisions in our consolidated financial statements for pending litigation and other legal proceedings when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. During the three months ended March 31, 2006 and 2005, we recorded a provision of $1.0 million and $50.0 million, respectively related to the legal matters discussed below.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Epoxy Mold Compound Litigation
     Much of our recent litigation relates to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which is alleged to be responsible for certain semiconductor chip failures. As previously disclosed, the cases of Fujitsu Limited. v. Cirrus Logic, Inc., et al., Seagate Technology LLC v. Atmel Corporation, et al., Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al., and Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al., have each been resolved through trial or settlement, with a complete dismissal or release of all claims. We have recently reached agreement to settle the last pending matter, described more fully below. Other customers of ours have made inquiries in the past about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.
     Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al.
     In August 2003, we were served with a complaint filed by Maxim Integrated Products, Inc. (“Maxim”) against us and Sumitomo Bakelite Co., Ltd. and Sumitomo Plastics America, Inc. (collectively “Sumitomo”) in the Superior Court of California, Santa Clara County. The complaint seeks damages related to our use of Sumitomo Bakelite’s epoxy mold compound in assembling Maxim’s semiconductor packages. We denied all liability and asserted cross-claims against Sumitomo Bakelite for indemnification.
     On April 27, 2006, all parties reached agreement to settle this litigation. We have agreed to pay Maxim $3.0 million of the total settlement, and release our claims against Sumitomo in consideration of a release from all claims against Amkor related to this litigation. We had previously reserved $2.0 million for this settlement and have recorded a charge of $1.0 million in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.
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
     We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs have been submitted and post-trial oral arguments have been heard by the Court; a decision is currently expected mid to late 2006.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Paris Commercial Court. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $59.7 million based on the spot exchange rate at December 31, 2005.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was recently filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
     Arbitration. In response to the French lawsuit described above, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. ABS and ABS’ insurer have refused to arbitrate and continue to challenge the lack of jurisdiction ruling. The arbitration proceeding has been stayed pending resolution of the French lawsuit described above.
     Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
     In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,723 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable.
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
     Tessera, Inc. v. Amkor Technology, 1nc.
     On March 2, 2006, Tessera, Inc. filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The Request for Arbitration seeks substantial monetary damages and claims, among other things, that Amkor is in breach of its license agreement with Tessera as a result of Amkor’s failure to pay Tessera royalties allegedly due on certain packages Amkor assembles for some of its customers.
     Securities Class Action Litigation
     On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms have filed similar cases, which we expect to be consolidated with the initial complaint. The complaints allege, among other things, that Amkor made certain materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws during the putative class period of October 2003 to July 2004. The complaints seek certification as a class action pursuant to Fed. R. Civ. Proc. 23, appointment of lead counsel, compensatory damages, costs and expenses, equitable and injunctive relief as permitted by law and such other further relief as the Court deems just and proper.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Shareholder Derivative Lawsuits
     On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s officers, former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above.
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
     The derivative complaints seek monetary damages, an order directing the Company to take all necessary actions to improve corporate governance as may be necessary, equitable and/or injunctive relief as permitted by law, disgorgement, restitution, costs, fees, expenses and such other relief as the Court deems just and proper.
     Other Legal Matters
     Securities and Exchange Commission Investigation
     In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate primarily to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of the Company, or the Company itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.
14. Related Party Transactions
     In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC to effect the registration of the notes and the common stock issuable upon conversion of the notes. See Note 10 for additional information.
     Mr. JooHo Kim is a corporate officer of Amkor and a brother of Mr. James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns, with his children, 19.2% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended March 31, 2006 and 2005, purchases from Anam Information Technology, Inc. were $0.2 million and $0.1 million, respectively. Amounts due to Anam Information Technology, Inc. at March 31, 2006, and December 31, 2005 were $0.2 million and $0.3 million, respectively.
     Mr. JooHo Kim, together with his wife and children, owns 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended March 31, 2006 and 2005, purchases from Jesung C&M were $1.6 million and $1.6 million, respectively. Amounts due to Jesung C&M at March 31, 2006 and December 31, 2005 were $0.6 million and $0.5 million, respectively.
     Dongan Engineering Co., Ltd. is 100% owned by Mr. JooCheon Kim, a brother of Mr. James J. Kim. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides, directly or through affiliate entities, construction and maintenance services to Amkor Technology Korea, Inc., Amkor Technology Philippines, Inc. and Amkor Assembly and Test (Shanghai) Co. Ltd., all of which are subsidiaries of Amkor. For the three months ended March 31, 2006 and 2005, purchases from Dongan Engineering Co., Ltd. were $0.0 million and $0.2 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at March 31, 2006 and December 31, 2005 were not significant.
     We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. Mr. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. For the three months ended March 31, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $2.7 million and $2.9 million, respectively. Amounts due to

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Acqutek Semiconductor & Technology Co., Ltd. at March 31, 2006 and December 31, 2005 were $2.7 million and $1.4 million, respectively.
     We lease office space in West Chester, Pennsylvania from trusts related to Mr. James J. Kim. Amounts paid for this lease for the three months ended March 31, 2006 and 2005 were less than $0.1 million and $0.3 million, respectively. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. We currently lease approximately 2,700 square feet of office space from these trusts. The sublease income has been assigned to the trusts as part of vacating the office space effective July 1, 2005. For the three months ended March 31, 2006 and 2005, our sublease income includes $0.0 million and $0.1 million respectively, from related parties.
15. Subsidiary Guarantors
     As of March 31, 2006, payment obligations under our senior and senior subordinated notes (see Note 10), totaling $1,314.2 million, are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of: Unitive, UEI, AIH, ATL, P-Four and AAP. We are in the process of consolidating a number of our subsidiaries, and we expect that, before the end of 2006, all of the guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.
     Presented below is condensed consolidating financial information for the parent, Amkor Technology, Inc., the guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$528,274	$85,770	$322,578	$(291,533)	$645,089
Cost of sales	445,202	73,667	259,569	(288,367)	490,071

Gross profit	83,072	12,103	63,009	(3,166)	155,018

Operating expenses:
Selling, general and administrative	33,360	7,045	23,012	(3,166)	60,251
Research and development	423	1,482	7,525	—	9,430
Provision for legal settlements and contingencies	1,000	—	—	—	1,000

Total operating expenses	34,783	8,527	30,537	(3,166)	70,681

Operating income	48,289	3,576	32,472	—	84,337

Other (income) expense:
Interest expense, related party	1,788	—	—	—	1,788
Interest expense, net	21,711	2,447	16,999	—	41,157
Foreign currency (gain) loss	(2,065)	1,263	4,730	—	3,928
Other (income) expense, net	(8,856)	(10,176)	(2,094)	20,190	(936)

Total other expense, net	12,578	(6,466)	19,635	20,190	45,937

Income (loss) before income taxes and minority interests	35,711	10,042	12,837	(20,190)	38,400
Income tax expense	1,038	1,512	1,062	—	3,612

Income (loss) before minority interest income (expense)	34,673	8,530	11,775	(20,190)	34,788
Minority interest income (expense), net of tax	—	—	(115)	—	(115)

Net income (loss)	$34,673	$8,530	$11,660	$(20,190)	$34,673

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$280,912	$111,445	$229,021	$(203,897)	$417,481
Cost of sales	249,396	113,323	212,472	(201,105)	374,086

Gross profit (loss)	31,516	(1,878)	16,549	(2,792)	43,395

Operating expenses:
Selling, general and administrative	30,961	11,699	20,598	(2,792)	60,466
Research and development	1,068	1,869	5,963	—	8,900
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	82,029	13,568	26,561	(2,792)	119,366

Operating loss	(50,513)	(15,446)	(10,012)	—	(75,971)

Other (income) expense:
Interest expense, related party	—	—	—	—	—
Interest expense, net	24,543	1,019	14,951	—	40,513
Foreign currency loss	650	820	762	—	2,232
Other (income) expense, net	43,055	17,661	13,788	(74,326)	178

Total other expense, net	68,248	19,500	29,501	(74,326)	42,923

Income (loss) before income taxes and minority interests	(118,761)	(34,946)	(39,513)	74,326	(118,894)
Income tax expense (benefit)	309	(26)	904	—	1,187

Income (loss) before minority interest income (expense)	(119,070)	(34,920)	(40,417)	74,326	(120,081)
Minority interest income (expense), net of tax	—	—	1,011	—	1,011

Net income (loss)	$(119,070)	$(34,920)	$(39,406)	$74,326	$(119,070)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Balance Sheet
March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets:
Cash and cash equivalents	$125,930	$7,640	$92,673	$—	$226,243
Accounts receivable:
Trade, net of allowance	284,622	2,634	93,755	—	381,011
Other	5,155	1,474	2,971	—	9,600
Inventories, net	99,204	9,081	39,968	—	148,253
Other current assets	4,570	1,166	24,678	—	30,414

Total current assets	519,481	21,995	254,045	—	795,521
Intercompany	1,146,144	(117,148)	(1,028,996)	—	—
Property, plant and equipment, net	40,640	295,591	1,118,443	—	1,454,674
Goodwill	37,188	24,287	610,532	—	672,007
Intangibles, net	15,994	3,941	16,486	—	36,421
Investments	677,687	368,253	828,240	(1,867,830)	6,350
Other assets	24,944	5,744	14,242	—	44,930

Total assets	2,462,078	602,663	1,812,992	(1,867,830)	3,009,903

Current liabilities:
Short term borrowings and current portion of long-term debt	278,422	5,000	55,724	—	339,146
Other current liabilities	204,508	52,795	220,057	—	477,360

Total current liabilities	482,930	57,795	275,781	—	816,506

Long-term debt, related party	100,000	—	—	—	100,000
Long-term debt	1,614,211	—	64,590	—	1,678,801
Other noncurrent liabilities	4,539	13,127	132,910	—	150,576

Total liabilities	2,201,680	70,922	473,281	—	2,745,883

Commitments and contingencies
Minority interests	—	—	3,622	—	3,622

Total stockholders’ equity	260,398	531,741	1,336,089	(1,867,830)	260,398

Total liabilities and stockholders’ equity	$2,462,078	$602,663	$1,812,992	$(1,867,830)	$3,009,903

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets:
Cash and cash equivalents	$106,833	$10,432	$89,310	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,346	115,127	—	381,495
Other	4,489	1,492	(892)	—	5,089
Inventories, net	94,813	8,463	34,833	—	138,109
Other current assets	4,049	1,035	30,138	—	35,222

Total current assets	473,206	24,768	268,516	—	766,490
Intercompany	1,211,929	(106,643)	(1,105,286)	—	—
Property, plant and equipment, net	41,574	299,915	1,077,983	—	1,419,472
Goodwill	37,188	24,288	592,241	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,943	338,801	845,900	(1,804,976)	9,668
Other assets	45,624	(190)	21,919	—	67,353

Total assets	2,456,227	584,998	1,718,842	(1,804,976)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	5,302	45,264	—	184,389
Other current liabilities	206,527	46,470	197,346	—	450,343

Total current liabilities	340,350	51,772	242,610	—	634,732

Long-term debt, related party	100,000	—	—	—	100,000
Long-term debt	1,790,579	—	65,668	—	1,856,247
Other noncurrent liabilities	997	11,771	123,093	—	135,861

Total liabilities	2,231,926	63,543	431,371	—	2,726,840

Commitments and contingencies
Minority interests	—	—	3,950	—	3,950

Total stockholders’ equity	224,301	521,455	1,283,521	(1,804,976)	224,301

Total liabilities and stockholders’ equity	$2,456,227	$584,998	$1,718,842	$(1,804,976)	$2,955,091

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash flows provided by operating activities	$13,943	$19,386	$85,640	$—	$118,969

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(5,218)	(9,879)	(64,001)	—	(79,098)
Other investing activities	(6,400)	(11,997)	(33,779)	53,099	923

Net cash used in investing activities	(11,618)	(21,876)	(97,780)	53,099	(78,175)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	—	(300)	10,764	—	10,464
Payments of long-term debt	(30,775)	(1)	(2,451)	—	(33,227)
Other financing activities	47,531	—	6,400	(53,099)	832

Net cash provided by (used in) financing activities	16,756	(301)	14,713	(53,099)	(21,931)

Effects of exchange rate fluctuations on cash and cash equivalents	16	(1)	790	—	805

Net increase (decrease) in cash and cash equivalents	19,097	(2,792)	3,363	—	19,668
Cash and cash equivalents, beginning of period	106,833	10,432	89,310	—	206,575

Cash and cash equivalents, end of period	$125,930	$7,640	$92,673	$—	$226,243

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash flows provided by (used in) operating activities	$(26,435)	$1,671	$18,322	$—	$(6,442)

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(2,503)	(7,762)	(56,447)	—	(66,712)
Other investing activities	(40,053)	480	(293)	40,022	156

Net cash used in investing activities	(42,556)	(7,282)	(56,740)	40,022	(66,556)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	(102)	—	(8,210)	—	(8,312)
Payments of long-term debt,	—	(456)	(3,048)	—	(3,504)
Other financing activities	—	1,500	38,522	(40,022)	—

Net cash provided by (used in) financing activities	(102)	1,044	27,264	(40,022)	(11,816)

Effects of exchange rate fluctuations on cash and cash equivalents related	—	—	(710)	—	(710)

Net increase (decrease) in cash and cash equivalents	(69,093)	(4,567)	(11,864)	—	(85,524)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$198,599	$21,650	$66,511	$—	$286,760

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
16. Subsequent Events
     On April 27, 2006, Amkor and Sumitomo Bakelite Co., Ltd. and Sumitomo Plastics America, Inc. (collectively “Sumitomo”) reached resolution with Maxim Integrated Products, Inc. (“Maxim”) with respect to pending litigation involving allegedly defective epoxy mold compound. Amkor has agreed to pay Maxim $3.0 million of the total settlement and release its claims against Sumitomo in consideration of a release from all claims against Amkor related to this litigation. We had previously reserved $2.0 million for this matter and recorded a charge of $1.0 million in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. The settlement of this case resolves the last pending litigation regarding the allegedly defective epoxy mold compound, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
     On April 28, 2006, we announced that we have commenced a cash tender offer for up to $200 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2008, subject to completing the contemplated financing thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins, operating performance and liquidity, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward–looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this Form 10-Q in Part II Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2006 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.
Results of Operations
Overview
     Our first quarter net income was $34.7 million, or $0.19 per diluted share, versus a net loss in the first quarter of 2005 of $119.1 million, or ($0.68) per share. The first quarter of 2005 included a provision for legal settlements of $50.0 million. Sales for the first quarter of 2006 were $645.1 million and units shipped were 2.2 billion. The first quarter is typically a seasonally slow period; however, this quarter we saw demand across a broad range of end markets, resulting in increased demand for our advanced packages such as MicroLeadFrame, System-in-Package and 3D packages for wireless communications and consumer applications. Sales for the first quarter of 2006 were up 55% over the first quarter of 2005 representing high demand and tight supply in our sector and the leverage of our 2004 strategic initiatives.
     The improved business conditions in our sector have allowed us to enrich our product mix, selectively increase prices and recover increases in commodity costs from some of our customers. These factors, coupled with improved allocation of production assets and factory productivity, have enabled us to achieve a gross margin of 24%. First quarter gross margin included a $4.1 million impairment charge primarily related to our decision to close down a camera module line in Korea, where we have not achieved targeted returns and associated cash flows.
     Our capacity utilization in the first quarter of 2006 remains high. Capacity expansion lagged customer demand in the first quarter and certain lines were on allocation; however, we intend to continue our capacity expansion in a financially-disciplined manner. Our capital investments have been, and will continue to be, primarily focused on increasing our test, wafer bumping, flip chip and advanced laminate packaging capacity. During 2005 and the first quarter of 2006, we entered into several supply agreements with customers that guarantee the customer capacity and provide for customer prepayment of services in exchange for such capacity guarantees. In some cases, customers may forfeit the prepayment if the capacity is not utilized per contract terms. Customer advances of $9.0 million and $4.3 million are included in accrued expenses and other non-current liabilities, respectively, as of March 31, 2006. We anticipate signing more of these types of agreements in the remainder of 2006.
     First quarter selling, general and administrative expenses were flat year-over-year, with reductions in corporate salaries and professional fees offset by increased spending at our factories and the expensing of stock-based compensation with the adoption of FAS No. 123R. In light of stronger business conditions, we have decided to invest a portion of our increased earnings to enhance our worldwide IT systems capabilities. We are moving forward with a broad-based enterprise resource planning system implementation designed to ensure that Amkor has the system infrastructure necessary to accommodate planned growth while managing an increasingly complex supply chain. We are committed to achieving meaningful reductions in our selling, general and administrative spending during 2006. The ultimate amount of our savings will depend in part on overall business conditions.

     First quarter capital additions totaled $103.0 million. We continue to budget full year 2006 capital additions of $300 million, which includes approximately $50 million for facilities, including our new factories in China and Singapore. In addition, we expect to undertake a modest amount of further capacity expansion that would be funded by customers under supply agreements, as discussed above.
     During the first quarter of 2006, we generated $119.0 million of operating cash flow that was used to fund capital purchases of $79.1 million and purchase $30.0 million of our 9.25% senior notes due February 2008. On April 28, 2006, we commenced a cash tender offer for up to $200 million aggregate principal amount of our 9.25% Senior Notes due 2008, subject to completing the contemplated financing thereof. Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows.
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	24.0%	10.4%
Operating income (loss)	13.1%	(18.2)%
Income (loss) before income taxes and minority interests	6.0%	(28.5)%
Net income (loss)	5.4%	(28.5)%
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Sales. Net sales increased $227.6 million, or 54.6%, to $645.1 million for the three months ended March 31, 2006 from $417.5 million for the three months ended March 31, 2005, principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix discussed above in the Overview. Unit volume increased from 1.5 billion units in the first quarter of 2005 to 2.2 billion units in the first quarter of 2006.
     Cost of Sales. Our cost of sales consists principally of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
     Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue decreased from 40.1% for the three months ended March 31, 2005 to 38.5% for the three months ended March 31, 2006 due to recovery of increasing commodity prices from some of our customers, product mix and higher average selling prices on some of our products.
     Labor costs in absolute dollars were up due to the increased volume and the increased headcount at the newer factories; however, labor dropped as a percentage of net sales from 20.7% for the three months ended March 31, 2005 to 15.2% for the three months ended March 31, 2006 due to increased utilization and productivity at our factories.
     Other manufacturing costs increased $23.6 million, but decreased from 28.8% to 22.3% as a percent of net sales, primarily due to the higher sales. This improvement was partially offset by a $4.1 million impairment charge described above in the Overview.
     Gross Profit. Gross profit increased $111.6 million, to $155.0 million, or 24% of net sales, for the quarter ended March 2006 from $43.4 million, or 10.4% of net sales, for the quarter ended March 2005. This increase in margin was due to higher unit sales, recovery of increasing commodity prices from some of our customers, higher average selling prices on some of our products and increased utilization and productivity at our factories.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $60.3 million for the first quarter of 2006 versus $60.5 million in the first quarter of 2005. We saw an increase of $2.6 million at our factories primarily due to increasing indirect labor costs offset by a reduction of $2.8 million in corporate expenses.

The decrease in corporate expense was led by lower salary costs of approximately $2.0 million due to the headcount reductions in the third and fourth quarters of 2005 and approximately $1.1 million lower legal fees due to decreased litigation activity. These corporate reductions were partially offset by the $0.8 million of stock-based compensation recorded in the first quarter of 2006 related to the implementation of FAS No. 123R.
     Provision for Legal Settlements and Contingencies. In the first quarter of 2005 we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation. Of that amount, $48.0 million was paid out in 2005, with the remaining reserved for the last outstanding litigation regarding the allegedly defective epoxy mold. We settled this case on April 27, 2006 for $3.0 million and recorded an additional provision of $1.0 million in our financial statements for the quarter ended March 31, 2006.
     Other (Income) Expense. Other expenses, net, increased $3.0 million, to $45.9 million, or 7.2% of net sales, for the quarter ended March 31, 2006 from $42.9 million, or 10.3% of net sales, for the quarter ended March 31, 2005. The net increase is primarily driven by higher interest expense of $2.4 million due to the increased debt level and higher rates on our variable debt and a $1.7 million increase in foreign currency losses primarily in Korea and the Philippines.
     Income Tax Expense. The income tax expense for the three months ended March 31, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at our profitable foreign operations. For the remainder of 2006, we anticipate an effective income tax rate of approximately 7.5%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2006, we had U.S. net operating loss carryforwards totaling $357 million, which expire at various times through 2025. Additionally, we had $85 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.
     We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.
     Minority Interests. Minority interest expense was $0.1 million for the three months ended March 31, 2006, as compared to income of $1.0 million for the three months ended March 31, 2005. In the first quarter of 2006, we acquired additional shares in UST leaving only 0.14% in minority interest as of March 31, 2006.
Liquidity and Capital Resources
     We generated income from operations of $84.3 million for the three months ended March 31, 2006. This compares to a loss from operations for the three months ended March 31, 2005 of $76.0 million. Our operating activities provided cash totaling $119.0 million and used cash totaling $6.4 million in the three months ended March 31, 2006 and 2005, respectively. The operating cash flow generated in the first quarter of 2006 was used to pay for purchases of property, plant and equipment in the amount of $79.1 million and purchase $30.0 million of our 9.25% senior notes due February 2008.
     We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2005, we had capital additions of $294.8 million and in 2006 we currently anticipate making capital additions of approximately $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $2,117.9 million outstanding at March 31, 2006, $339.1 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $182.0 million due during the remainder of 2006, $175.6 million due in 2007, $461.9 million due in 2008, $211.9 million due in 2009, $311.9 million due in 2010 and $774.6 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2005, our total interest paid was $168.6 million. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2006, we had cash and cash equivalents of $226.2 million and $97.5 million available under our senior secured revolving credit facility.
     We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through March 31, 2007, including retiring the remaining $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006 and the $146.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.
     There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II Item 1A, “Risk Factors.” If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: reducing our operating expenses (including closing facilities and reducing the size of our work force) and capital additions to levels appropriate to support our incoming business, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

     Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business.
     Cash flows
     Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2006 and 2005 were as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating activities	$118,969	$(6,442)
Investing activities	(78,175)	(66,556)
Financing activities	(21,931)	(11,816)
     Operating activities: Our cash flows from operating activities for the three months ended March 31, 2006 increased $125.4 million over the three months ended March 31, 2005. This increase was primarily a result of an increase in net income of $153.7 million over the comparable prior year period as discussed above in Results of Operations. Cash flows resulting from changes in assets and liabilities decreased by $46.9 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This is primarily attributable to a decrease in the change in accounts payable of $21.7 million due to increases in inventory purchases and capital expenditure orders as well as a decrease in the change in accrued expenses of $28.0 primarily driven by the $50.0 million provision for legal settlements that was recorded in the first quarter of 2005, of which $48.0 million was paid out by December 31, 2005.
     Investing activities: Our cash flows used in investing activities for the three months ended March 31, 2006 increased by $11.6 million over the comparable prior year period primarily due to a $12.4 million increase in payments for property, plant and equipment from $66.7 million in the three months ended March 31, 2005 to $79.1 million in the three months ended March 31, 2006. The increase is attributable to selective capacity expansion, including the expansion of our facilities in China and Singapore, as described above in the Overview.
     Financing activities: Our net cash used in financing activities for the three months ended March 31, 2006 was $21.9 million, as compared to $11.8 million for the three months ended March 31, 2005. The net cash used in financing activities for the three months ended March 31, 2006 includes the open market purchase of $30.0 million of our 9.25% senior notes due February 2008.
     We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by (used in) operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by generally accepted accounting principles (“GAAP”) and our definition of free cash flow may not be comparable to similar companies and should not be considered a substitute for cash flow measures in accordance with GAAP. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	March 31,	March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$118,969	$(6,442)
Less purchases of property, plant and equipment	(79,098)	(66,712)

Free cash flow	$39,871	$(73,154)

Debt Instruments and Related Covenants
     We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. Debt remained relatively flat at $2,117.9 million as of March 31, 2006 compared to $2,140.6 million at December 31, 2005.
     We were in compliance with all debt covenants contained in our loan agreements at March 31, 2006, and have met all debt payment obligations. Additional details about our debt are available in Note 10 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
     On April 28, 2006, we announced that we have commenced a cash tender offer for up to $200 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2008, subject to the Company completing the contemplated financing thereof.
Capital Additions and Contractual Obligations
     Our first quarter capital additions were $103.0 million. We expect that our full year 2006 capital additions will be approximately $300 million, as discussed above in the Overview. Ultimately, the amount of our 2006 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the balance sheets:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Payments for property, plant, and equipment	$79,098	$66,712
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	23,854	(19,681)

Property, plant and equipment additions	$102,952	$47,031

     The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The following table, as of March 31, 2006, reflects an update of only the material changes to the similar table presented in our Form 10-K at December 31, 2005.

		2006 –
	Total	Remaining	2007	2008	2009	2010	Thereafter
	(In thousands)
Total debt (1)	$2,117,947	$182,071	$175,607	$461,865	$211,896	$311,934	$774,574
Scheduled interest payment obligations (2)	665,452	121,286	151,226	114,445	94,763	80,927	102,805
Purchase obligations (3)	78,235	78,235	—	—	—	—	—

Total contractual obligations	$2,861,634	$381,592	$326,833	$576,310	$306,659	$392,861	$877,379

(1)	The decrease in our total debt from the Annual Report on Form 10-K as of December 31, 2005, is primarily driven by the open market purchase of $30.0 million of our 9.25% senior notes due February 2008.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2006 for variable rate debt.

(3)	Includes $72.3 million of capital-related purchase obligations.
Off-Balance Sheet Arrangements
     We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2006.
Contingencies, Indemnifications and Guarantees
     Details about the company’s contingencies, indemnifications and guarantees are available in Note 13 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Critical Accounting Policies
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the three months ended March 31, 2006, there have been no significant changes in our critical accounting policies.
New Accounting Pronouncements
     For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Sensitivity
     We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivatives instruments, including forward exchange contracts, has been historically insignificant, and it is expected that our use of derivative instruments will continue to be minimal.
  Foreign Currency Risks
     Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Philippine peso, Korean won, Japanese yen, Taiwan dollar, Chinese renminbi and Singapore dollar. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables, accrued expenses and debt.
     For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at March 31, 2006 and December 31, 2005, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korean	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi
	(In thousands)
As of March 31, 2006	$(4,284)	$(2,976)	$(11,943)	$2,229	$(3,001)
As of December 31, 2005	(3,817)	(1,989)	(9,310)	1,552	(1,846)
     In addition, at March 31, 2006 and December 31, 2005 we had other foreign currency denominated liabilities, including denominations of the Euro, Singapore dollar and Swiss franc, whereby a 20% decrease in the related exchange rates would result in an aggregate $0.6 million and $0.8 million of additional foreign currency risk respectively.
  Interest Rate Risks
     We have interest rate risk with respect to our long-term debt. As of March 31, 2006, we had a total of $2,117.9 million of debt of which 81.1% was fixed rate debt and 18.9% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit; of which no amounts were drawn as of March 31, 2006, but which had been reduced by $2.5 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by the market price of our common stock.

     The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(In thousands)
Long term debt:
Fixed rate debt	$140,486	$154,025	$450,006	$200,000	$—	$773,711	$1,718,228	$1,701,903
Average interest rate	5.6%	5.0%	9.1%	10.5%	0.0%	7.4%	7.9%

Variable rate debt	$41,585	$21,581	$11,860	$11,896	$311,934	$863	$399,719	$412,469
Average interest rate	2.0%	4.5%	3.2%	3.2%	9.4%	5.6%	8.0%
  Equity Price Risks
     We have convertible subordinated notes, as described above, that are convertible into our common stock. We currently intend to repay our remaining convertible subordinated notes upon maturity, unless converted, repurchased or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.
     Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Amkor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. Based on this evaluation the principal executive officer and principal financial officer have concluded that Amkor’s disclosure controls and procedures are effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     The principal executive officer and principal financial officer have evaluated Amkor’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Amkor’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter.
     We are implementing a new Enterprise Resource Planning (“ERP”) system at certain locations, and in that process, we expect there could be future changes at these locations that will materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information about legal proceedings is set forth in Note 13 to the unaudited condensed consolidated financial statements included in this Report.
Item 1A. Risk Factors
RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE
     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this Report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I, Item 2 of this Report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.
Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries, and Industry Downturns Harm Our Performance.
     Our business is tied to market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant, and sometimes prolonged, downturns. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results. If current industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, results of operations and financial condition.
High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.
     Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our products and services, but also on the utilization rates for our testing and packaging equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of testing and packaging services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. During most of 2005, we experienced lower than optimum utilization rates in our operations due to a decline in worldwide demand for our testing and packaging services, which led to significantly reduced margins during that period. Although our capacity utilization rates have improved recently, we cannot assure you that we will be able to continue to achieve or maintain relatively high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our results of operations and financial condition could be materially adversely affected.
     In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive and UST in August 2004. We are also expending significant capital resources in connection with the opening of a wafer bumping facility in Singapore in 2006, which will further increase our fixed costs. In the event that forecasted customer demand for which we have made, and on a more limited basis, expect to make advance capital expenditures does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses both of which may adversely impact our liquidity, results of operations and financial condition. Additionally, if current industry conditions deteriorate, we could suffer significant losses, which could materially impact our business including our liquidity.
Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.
     Many factors could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to control our costs including labor, material, overhead and financing costs.

     Our operating results and cash flows have varied significantly from period to period. During 2005 our net sales, gross margins, operating income and cash flows have fluctuated significantly as a result of the following factors, many of which we have little or no control over and which we expect to continue to impact our business:
•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims;

•	costs associated with litigation judgments and settlements;

•	international events or environmental or natural events, such as earthquakes, that impact our operations;

•	difficulties integrating acquisitions; and

•	our ability to attract qualified employees to support our geographic expansion.
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

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities
     Periodically we provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flow vary significantly and are difficult to accurately predict. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably and the trading prices of our securities may be adversely impacted.
Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Products.
     Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from some of our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. Although the average selling prices of some of our products have increased in recent periods, we expect general downward pressure on average selling prices for our packaging and test services in the future. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our future operating results will suffer.
Decisions by Our IDM Customers to Curtail Outsourcing May Adversely Affect Our Business.
     Historically, we have been dependent on the trend in outsourcing of packaging and test services by IDMs. Our IDM customers continually evaluate the outsourced services against their own in-house packaging and test services. As a result, at any time, and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.
     The reasons IDMs may shift their internal capacity include:
•	their desire to realize higher utilization of their existing test and packaging capacity, especially during downturns in the semiconductor industry;

•	their unwillingness to disclose proprietary technology;

•	their possession of more advanced packaging and testing technologies; and

•	the guaranteed availability of their own packaging and test capacity.
     Furthermore, to the extent we continue to limit capacity commitments for certain customers, these customers may begin to increase their level of in-house packaging and test capabilities, which could adversely impact our sales and profitability and make it more difficult for us to regain their business when we have available capacity. Any shift or a slowdown in this trend of outsourcing packaging and test services is likely to adversely affect our business, financial condition and results of operations.
     In a downturn in the semiconductor industry, IDMs may be especially likely to respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. This would have a material adverse effect on our business, financial condition and results of operations, especially during a prolonged industry downturn.
High Leverage and Restrictive Covenants — Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.
     Substantial Leverage. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2006, our total debt balance was $2,117.9 million, of which $339.1 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

     Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. A default or event of default under one or more of our revolving credit facilities would also preclude us from borrowing additional funds under such facilities. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.
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
     History of Losses
     Although we achieved net income and positive operating cash flow in the first quarter of 2006, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.
     Ability to Fund Liquidity Needs
     We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2005, we had capital additions of $294.8 million and in 2006 we currently anticipate making capital additions of approximately $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $2,117.9 million outstanding at March 31, 2006, $339.1 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $182.0 million due during the remainder of 2006, $175.6 million due in 2007, $461.9 million due in 2008, $211.9 million due in 2009, $311.9 million due in 2010 and $774.6 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2005, our total interest paid was $168.6 million. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2006, we had cash and cash equivalents of $226.2 million and $97.5 million available under our senior secured revolving credit facility.
     We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through March 31, 2007, including retiring the remaining $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006 and the $146.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.
     There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this Risk Factors section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: reducing our operating expenses (including closing facilities and reducing the size of our work force) and capital additions to levels appropriate to support our incoming business, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.
Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.
     Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Recently, our customers’ demand for our services has increased; however, we cannot predict if this demand trend will continue and the forecasted demand will materialize. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, cash flows and financial condition. If customer demand does not materialize as anticipated, our net sales, margins, operating results, cash flows and financial condition will be materially and adversely affected.
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
     We have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, plant operations and other resources. Future expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. Additionally, as part of our ongoing strategic planning, we evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.
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

     We need to purchase new packaging and testing equipment if we decide to expand our operations (sometimes in anticipation of expected market demand), to manufacturer some new types of packaging, perform some different testing or to replace equipment that breaks down or wears out. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal lead time frame or increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay implementation of our future expansion plans and impair our ability to meet customer orders. If we are unable to implement our future expansion plans or meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, sudden changes in foreign currency exchange rates, particularly the US dollar and Japanese yen, could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.
     We are a large buyer of gold and other commodities including substrates and copper. The price of gold and other commodities used in our business has been increasing in recent quarters. The increase in the price of the commodities may continue. We have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs. The increase in commodity prices did, however, adversely impact our gross margin in the quarter ended March 31, 2006 and may continue to do so in future quarters to the extent we are unable to pass along past or future commodity price increases to many of our customers.
Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.
     The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 25.2% and 26.0% of our net sales in 2005 and 2004, respectively. No customer accounts for more than 10% of our net sales.
     The demand for our services from each customer is directly dependent upon that customer’s level of business activity, which could vary significantly from year to year. The loss of a large customer may adversely affect our sales and profitability. Our key customers typically operate in the cyclical semiconductor business and, in the past, have varied, and may vary in the future, order levels significantly from period to period based on industry-, customer- or Amkor-specific factors. We cannot assure you that these customers or any other customers will continue to place orders with us in the future at the same levels as in past periods. The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results.
Capital Additions — We Believe We Need To Make Substantial Capital Additions, Which May Adversely Affect Our Business If Our Business Does Not Develop As We Expect.
     We believe that our business requires us to make significant capital additions in order to capitalize on what we believe is an overall trend to outsourcing of packaging and test services. The amount of capital additions will depend on several factors including, the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and we expect that depreciation expense and factory operating expenses associated with our recent capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.

Furthermore, if we cannot generate or borrow additional funds to pay for capital additions as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:
•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies; and

•	economic, political and other global conditions.
     The lead time needed to order, install and put into service various capital additions is often significant, and as a result we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have often expended significant capital for additions for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our margins, liquidity, results of operations and financial condition could be materially adversely affected.
Impairment Charges — Any Impairment Charges Required Under GAAP May Have a Material Adverse Effect on Our Net Income
     Under GAAP, we are required to review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In addition, goodwill and other intangible assets with indefinite lives are required to be tested for impairment at least annually. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have a significant adverse impact on our results of operations and financial condition.
Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.
     We are currently a party to various legal proceedings, including those described in Part II, Item 1 “Legal Proceedings” in this Report on Form 10-Q. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. We have recently settled the last outstanding mold compound litigation, however if other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. We also recently have been named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al. and Kahn v. Kim, et al., as described in greater detail in the Part I, Item 2 under the caption “Litigation — Other Litigation” above. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this Form 10-Q on our financial condition, results of operations or cash flows could change in the future.
Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities
     In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate primarily to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of the Company, or the Company itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.
We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws
     The Company’s corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax and other relevant laws of applicable taxing jurisdictions. From time to time the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we can not be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations or financial condition.
     For example, during 2003 the Internal Revenue Service conducted an examination of our U.S. federal income tax returns relating to years 2000 and 2001, which resulted in a settlement pursuant to which various adjustments were made, including reductions in our U.S. net operating loss carryforwards. In addition, during 2005, the IRS conducted a limited scope examination of our U.S. federal income tax returns relating to years 2002 and 2003, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination cycle, as a result of which we agreed to further reductions in our net operating loss carryforwards. Future examinations by the taxing authorities in the United States or other jurisdictions may result in additional adverse tax consequences. Our tax examinations and the related adjustments are described in greater detail in Note 1 to the Condensed Consolidated Financial Statements above.
Rapid Technological Change — Our Business Will Suffer If We Cannot Keep Up With Technological Advances in Our Industry.
     The complexity and breadth of semiconductor packaging and test services are rapidly increasing. As a result, we expect that we will need to offer more advanced package designs in order to respond to competitive industry conditions and customer requirements. Our success depends upon our ability to acquire, develop and implement new manufacturing processes and package design technologies and tools. The need to develop and maintain advanced packaging capabilities and equipment could require significant research and development and capital expenditures and acquisitions in future years. In addition, converting to new package designs or process methodologies could result in delays in producing new package types, which could adversely affect our ability to meet customer orders and adversely impact our business.
     Technological advances also typically lead to rapid and significant price erosion and may make our existing products less competitive or our existing inventories obsolete. If we cannot achieve advances in package design or obtain access to advanced package designs developed by others, our business could suffer.
Packaging and Testing — The Packaging and Testing Process Is Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide.
     Semiconductor packaging and testing are complex processes that require significant technological and process expertise. The packaging process is complex and involves a number of precise steps. Defective packages primarily result from:

•	contaminants in the manufacturing environment;

•	human error;

•	equipment malfunction;

•	changing processes to address environmental requirements;

•	defective raw materials; or

•	defective plating services.
Testing is also complex and involves sophisticated equipment and software. Similar to most software programs, these software programs are complex and may contain programming errors or “bugs.” The testing equipment is also subject to malfunction. In addition, the testing process is subject to operator error by our employees who operate our testing equipment and related software.
These and other factors have, from time to time, contributed to lower production yields. They may also do so in the future, particularly as we expand our capacity or change our processing steps. In addition, to be competitive, we must continue to expand our offering of packages. Our production yields on new packages typically are significantly lower than our production yields on our more established packages.
     Our failure to maintain high standards or acceptable production yields, if significant and prolonged, could result in loss of customers, increased costs of production, delays, substantial amounts of returned goods and claims by customers relating thereto. Any of these problems could have a material adverse effect on our business, financial condition and results of operations.
     In addition, in line with industry practice, new customers usually require us to pass a lengthy and rigorous qualification process that may take as long as six months, at a significant cost to the customer. If we fail to qualify packages with potential customers or customers with which we have recently become qualified do not use our services, our operating results and financial condition could be adversely affected.
Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.
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
     We also face competition from the internal capabilities and capacity of many of our current and potential integrated device manufacturers (“IDM”) customers.
     In addition, we may in the future to compete with a number of companies that may enter the market and with companies that may offer new or emerging technologies that compete with our products and services.
     We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors or that our customers will not rely on internal sources for test and packaging services, or that our business, financial condition and results of operations will not be adversely affected by such increased competition.

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.
     The semiconductor packaging process uses chemicals and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in packaging products.
     Increasingly, public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s recently enacted the Directives on Waste Electrical and Electronic Equipment (WEEE), and the Restriction of Use of Certain Hazardous Substances (RoHS), impose strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment and are expected to begin taking effect July 1, 2006. In response to these directives, we have implemented changes in a number of our manufacturing processes in an effort to achieve RoHS compliance across all of our package types. Complying with existing and future environmental regulations may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, subject us to liability or cause us to curtail our operations.
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
     Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. In fact, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us, we could be required to:
•	discontinue the use of certain processes;

•	cease to provide the services at issue;

•	pay substantial damages;

•	develop non-infringing technologies; or

•	acquire licenses to the technology we had allegedly infringed.
     We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, or the enforcement of our existing intellectual property rights. We refer you to the matters of Amkor Technology, Inc. v. Carsem, et al., Amkor Technology, Inc. v. Motorola, Inc., and Tessera, Inc. v. Amkor Technology, Inc., which are described in more detail in Note 13 to the unaudited condensed consolidated financial statements included in this Report.

Fire, Flood or Other Calamity — With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.
     We conduct our packaging and testing operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, weather, disease, civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip-chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.
SARS, Avian Flu and Other Contagious Diseases — Any Recurrence of SARS or Outbreak of Avian Flu or Other Contagious Disease May Have an Adverse Effect on the Economies and Financial Markets of Certain Asian Countries and May Adversely Affect Our Results of Operations.
     In the first half of 2003, various countries encountered an outbreak of severe acute respiratory syndrome, or SARS, which is a highly contagious form of atypical pneumonia. In addition, there have been outbreaks of avian flu and other contagious diseases in various parts of the world. There is no guarantee that an outbreak of SARS, avian flu or other contagious disease will not occur again in the future (and maybe with much more widespread and devastating effects) and that any such future outbreak of SARS, avian flu or other contagious disease, or the measures taken by the governments of the affected countries against such potential outbreaks, will not seriously disrupt our production operations or those of our suppliers and customers, including by resulting in quarantines or closures. In the event of such a facility quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, this would have a material adverse effect on our financial condition and results of operations, as would the inability of our suppliers to continue to supply us and our customers continuing to purchase from us.
Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.
     As of March 31, 2006, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 46% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated purchasers (1)

Maximum Number (or
			Total Number of Principal	Approximate Dollar
	Total Principal	Average Price Paid Per	Amount of Convertible	Value) of Convertible
	Amount of	$1,000 Principal	Notes Purchased as Part	Notes That May Yet Be
	Convertible Notes	Amount of Convertible	of a Publicly Announced	Purchased Under the
Period	Purchased	Notes	Plan or Program	Plan or Program
January 1 - January 31, 2006	$1,000,000	$992.50	$—	$—
February 1 - February 28, 2006	—	—	—	—
March 1 - March 31, 2006	—	—	—	—

(1)	In January 2006, we repurchased $1.0 million of our outstanding 5.75% convertible subordinated notes due June 2006. All repurchases were made in open market transactions.

Item 6. Exhibits
     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.
	By:	/s/ KENNETH T. JOYCE

Kenneth T. Joyce Chief Financial Officer (Principal Financial, Chief Accounting Officer and Duly Authorized Officer)
Date: May 9, 2006