Form 10-K/A
period 2005-12-31
AMKOR TECHNOLOGY INC
filed 2006-10-06
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

      All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” All references in this Annual Report to “ASI” are to Anam Semiconductor, Inc. and its subsidiaries. As of December 31, 2005, we owned 2% of ASI’s outstanding voting stock. PowerQuad®, SuperBGA®, fleXBGA®, ChipArray®, PowerSOP®, MicroLeadFrame®, ETCSP®, TapeArray®, VisionPak®, Unitive®, Amkor® and Amkor Technology® are registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. MultiMediaCard®, MMCMobile® and MMCplus® are a registered trademarks of MMCA. MicroSDtm and miniSDtm are a trademarks of SDA.

EXPLANATORY NOTE
      We are amending our Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the “Original Filing”), to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This amended Annual Report on Form 10-K/A (the “Form 10-K/A”) also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for a detailed discussion of the effect of the restatement.
      The restatement of the Original Filing reflected in this amended Annual Report on Form 10-K/ A includes adjustments arising from the determinations of a Special Committee, consisting of independent members of the Board of Directors, which was formed on July 24, 2006, to conduct an internal investigation into the Company’s past stock option granting practices, as well as our internal review relating to our historical financial statements.
      For more information on these matters, please refer to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings”, Note 2 of the Notes to the Consolidated Financial Statements, and Item 9A, “Controls and Procedures”.
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Original Filing, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. This Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have also restated the June 30, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q; however, Exhibit 99.1 to this Form 10-K/A includes information concerning our unaudited consolidated financial data as of and for the three and nine month periods ended September 30, 2005. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) this Form 10-K/A for the year ended December 31, 2005.
      All of the information in this Form 10-K/ A is as of December 31, 2005 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. For the convenience of the reader, this Form 10-K/ A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement. The following sections of this Form 10-K/ A were adjusted to reflect the findings of the Special Committee as well as our internal review:

Part I — Item 1A — Risk Factors;

Part I — Item 3 — Legal Proceedings;

Part II — Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

Part II — Item 6 — Selected Consolidated Financial Data;

Part II — Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8 — Financial Statements and Supplementary Data;

Part II — Item 9A — Controls and Procedures; and

Part IV — Item 15 — Exhibits and Financial Statement Schedules.

      This Form 10-K/ A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings such, as the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Form 10-K/ A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.
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
OVERVIEW
      Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Maintaining a leading role in the design and development of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes to provide our services; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the United States (“U.S.”).
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
      The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications. Our customers include, among others: Altera Corporation; Avago Technologies, Pte; Freescale Semiconduc-

tor, Inc.; Intel Corporation; International Business Machines Corporation (“IBM”); Samsung Electronics Corporation, Ltd.; Sony Semiconductor Corporation; ST Microelectronics, Pte, Ltd.; Texas Instruments, Inc.; and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.
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
      As discussed in the Explanatory Note, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. This Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have also restated the June 30, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) this amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
      The following table sets forth by product type, for the periods indicated, the amount of our net sales in millions of dollars and the percentage of such net revenues:

	Year Ended December 31,

	2005		2004		2003

Packaging
Leadframe	$834	39.7%	$844	44.4%	$794	49.5%
Laminate	987	47.0%	838	44.1%	640	39.9%
Other	82	3.9%	44	2.3%	34	2.1%
Test	197	9.4%	175	9.2%	136	8.5%

Total net sales	$2,100	100.0%	$1,901	100.0%	$1,604	100.0%

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
Altera Corporation
AMI Semiconductor
Analog Devices, Inc.
Atmel Corporation
Avago Technologies, Pte
Broadcom Corporation
Conexant Systems, Inc.
Freescale Semiconductor, Inc.
Infineon Technologies AG
Intel Corporation
International Business Machines Corporation (“IBM”)
LSI Logic Corporation
Maxim Integrated Products, Inc.
Mediatek, Inc.
Mtekvision Co., Ltd.
Nvidia Corporation
Philips Electronics
RF Micro Devices, Inc.
Renesas Technology Corp. (Hitachi)
Samsung Electronics Corporation, Ltd.
Sony Semiconductor Corporation
ST Microelectronics, Pte
Texas Instruments, Inc.
Toshiba Corporation
Xilinx, Inc.
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

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.
      On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through the present. As described in Item 7, the Special Committee has identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate the consolidated financial statements contained in those reports. The review of our historical stock option granting practices, related activities and the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.
      Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part II, Item 1, “Legal Proceedings”, the complaints in several of our existing litigation matters were recently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      We could also become subject to litigation brought on behalf of purchasers of the debt securities issued in our May 2006 public offering because of the subsequent restatement of the consolidated financial statements contained in the related registration statements as a result of the stock option accounting errors mentioned above.
      Finally, as a result of our delayed filing of Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date the Form 10-Q for the quarter ended June 30, 2006 was due. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities
      In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer.
      In July 2006, the Board of Directors established a Special Committee to review Amkor’s historical stock option practices and informed the SEC of these efforts. The SEC recently informed us that it is expanding the scope of its investigation and has requested that Amkor provide documentation related to these matters. We have cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

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
      On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016 (issued in May 2006), 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 (issued in May 2006) stating that US Bank, as trustee, had not received our financial statements for the fiscal quarter ended June 30, 2006 and that we have 60 days from the date of the letter to file our Quarterly Report on From 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes.
      On August 11, 2006, we received a letter dated August 11, 2006 from Wells Fargo Bank National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we file a Form 10-Q within 60 days after the date of such letter, it will ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.
      If an “Event of Default” were to occur under any of the notes described above, the trustees or holders of at least 25% in aggregate principal amount of such series then outstanding could attempt to declare all related unpaid principal and premium, if any, and accrued interest on such series of notes then outstanding to be immediately due and payable. As of August 31, 2006, there is approximately $1.62 billion of aggregate unpaid principal outstanding of the above mentioned notes.
      On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016 (issued in May 2006), (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011 (issued in May 2006).
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of this Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
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

      With the resolution of the events of default described above, we believe that our cash flows from operating activities coupled with our existing cash balances and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, debt service and capital expenditure requirements for the next twelve months.

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
      We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. We believe that total quality management is a vital component of our advanced processing capabilities. We have established a comprehensive quality operating system designed to promote continuous improvements in our products and maximize yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001:2000, ISO/TS 16949:2002, ISO EMS 14001:2004 and QS9000:1998 certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
	Factory Size
Location	(Square feet)	Services

Korea
Seoul, Korea-K1(2)	670,000	Packaging services Package and process development
Pupyong, Korea-K3(2)	432,000	Packaging and test services
Kwangju, Korea-K4(2)	888,000	Packaging and test services
Philippines
Muntinlupa, Philippines-P1(1)	576,000	Packaging and test services Package and process development
Muntinlupa, Philippines-P2(1)	152,000	Packaging services
Province of Laguna, Philippines-P3(1)	400,000	Packaging services
Province of Laguna, Philippines-P4(1)	225,000	Test services
Taiwan
Lung Tan, Taiwan(3)	307,000	Packaging and test services
Hsinchu, Taiwan(2)	314,000	Packaging and test services
Hsinchu, Taiwan(2)	101,000	Wafer bump services
China
Shanghai, China(3)	170,000	Packaging and test services
Shanghai, China(4)	953,000	Construction-in-progress
Japan
Kitakami, Japan(2)	120,000	Packaging and test services
Singapore
Kaki Bukit, Singapore(5)	141,000	Test services
Science Park, Singapore(6)	165,000	Wafer bumping services
United States
Raleigh-Durham, NC(3)	37,000	Wafer bumping services

(1)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. Beginning July 1, 2003, these entities have been consolidated within the financial statements of Amkor, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(2)	Owned facility and land.

(3)	Leased facility.

(4)	Property acquired in May 2004 and is expected to house both packaging and test operations when completed. We started construction on Phase 1 during 2005. Phase 1 will complete approximately 30% of the building space and will be ready for occupancy by mid 2006. Land is leased.

(5)	Includes both a leased sales office and owned test services facility. Operations will be consolidated into owned facility in 2006.

(6)	Facility acquired in February 2006. Land is leased.
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
Other Litigation

Amkor Technology, Inc. v. Motorola, Inc.
      In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “ ’133 and ‘278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
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
Update to Legal Proceedings Related to the Review of Stock Option Practices
      The following are updates to the Legal Proceedings related to the review of stock option practices. See Item 7 Managements’ Discussion and Analysis of Financial Condition and Results of Operations: Restatement of Consolidated Financial Statements, Special Committee and Company Findings for further discussion.

Update Regarding SEC Investigation
      As previously disclosed, Amkor is the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. In July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC.

Securities Class Action Litigation
      On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. On August 15, 2006, plaintiffs filed an amended complaint adding additional officer, director and former director defendants and alleging improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for stock options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper.

Shareholder Derivative Lawsuits
      On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of our current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above. In September 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers.
      On March 2, 2006, a purported shareholder derivative lawsuit entitled Kahn v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of our current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action. This action has been stayed pending resolution of the federal derivative suit referenced above.
      The derivative complaints seek monetary damages, an order directing the Company to take all necessary actions to improve corporate governance as may be necessary, equitable and/or injunctive relief as permitted by law, disgorgement, restitution, costs, fees, expenses and such other relief as the Court deems just and proper.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth fiscal quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Listing on The NASDAQ Stock Market
      Our common stock is traded on the Nasdaq National Market under the symbol “AMKR.” On August 14, 2006, we received a written Staff Determination notice from the NASDAQ Stock Market stating that we are not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because we have not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, Amkor’s securities are subject to delisting. On August 21, 2006, we appealed the Staff’s delisting determination to the NASDAQ Listings Qualifications Panel (“Panel”) and requested an oral hearing before the Panel. On August 24, 2006, the NASDAQ Staff confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. A hearing before the Panel occurred on September 26, 2006 and the Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the Nasdaq National Market.

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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS(1)

Maximum
			Total Number	Number (or
			of Principal	Approximate
			Amount of	Dollar
			Convertible	Value) of
			Notes	Convertible
			Purchased as	Notes That
		Average Price	Part of a	May yet be
	Total Principal	Paid per $1,000	Publicly	Purchased
	Amount of	Principal Amount	Announced	Under the
	Convertible Notes	of Convertible	Plan or	Plan or
Period	Purchased	Notes	Program	Program

October 1 — October 31, 2005	$—	$—	$—	$—
November 1 — November 30, 2005	100,000,000	991.25	—	—
December 1 — December 31, 2005	—	—	—	—

(1)	In November 2005, we repurchased $100.0 million of our outstanding 5.75% Convertible Subordinated Notes due June 2006. All repurchases were made in open market transactions. We do not have a specific note repurchase plan or program.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements included in this Annual Report. The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from our unaudited consolidated financial statements which are not included in this Annual Report. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, both of which are included in this Annual Report.
      As described in Note 2 to the audited consolidated financial statements referred to above, our consolidated financial statements have been restated to correct errors in the recognition of stock compensation expense relating to stock options that were granted during the period from our initial public offering on May 1, 1998 through December 31, 2005. These errors resulted in after-tax charges of $0.3 million, $7.4 million, $7.6 million, $61.6 million and $15.8 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to 2001 was $12.7 million.
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
SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,099,949	$1,901,279	$1,603,768	$1,406,178	$1,336,674
Cost of sales	1,744,178	1,538,009	1,270,579	1,320,879	1,289,243

Gross profit	355,771	363,270	333,189	85,299	47,431

Operating expenses:
Selling, general and administrative	243,319	224,781	187,254	255,884	224,838
Research and development	37,347	36,707	30,167	35,918	42,450
Provision for legal settlements and contingencies	50,000	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	—	—	—
Amortization of goodwill(a)	—	—	—	—	79,336
Impairment of long-lived assets and goodwill(b)	—	—	—	263,346	—

Total operating expenses	326,258	261,488	217,421	555,148	346,624

Operating income (loss)	29,513	101,782	115,768	(469,849)	(299,193)

	Year Ended December 31,

	2005	2004	2003	2002	2001
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands, except per share data)
Other (income) expense:
Interest expense, related party	521	—	—	—	—
Interest expense, net	165,351	148,902	140,281	147,497	150,626
Foreign currency (gain) loss	9,318	6,190	(3,022)	906	872
Other (income) expense, net(c)	(444)	(24,444)	31,052	(1,014)	9,852

Total other expense	174,746	130,648	168,311	147,389	161,350

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(145,233)	(28,866)	(52,543)	(617,238)	(460,543)
Equity investment losses(d)	(55)	(2)	(3,290)	(208,165)	(100,706)

Minority interests(e)	2,502	(904)	(4,008)	(1,932)	(1,896)

Loss from continuing operations before income taxes	(142,786)	(29,772)	(59,841)	(827,335)	(563,145)

Income tax provision (benefit)(f)	(5,551)	15,192	(233)	69,106	(91,068)

Loss from continuing operations	(137,235)	(44,964)	(59,608)	(896,441)	(472,077)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	54,170	8,080	5,403

Net loss	$(137,235)	$(44,964)	$(5,438)	$(888,361)	$(466,674)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$(0.26)	$(0.35)	$(5.46)	$(3.00)
From discontinued operations	—	—	0.32	0.05	0.03

Net loss per common share	$(0.78)	$(0.26)	$(0.03)	$(5.41)	$(2.97)

Shares used in computing basic and diluted income (loss) per common share	176,385	175,342	167,142	164,124	157,111
Other Financial Data:
Depreciation and amortization	$248,637	$230,344	$219,735	$323,265	$440,591
Capital expenditure payments related to continuing operations	295,943	407,740	190,891	99,771	158,595

	December 31,

	2005	2004	2003	2002	2001
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$206,575	$372,284	$313,259	$311,249	$200,057
Working capital	131,362	346,578	337,683	163,462	139,093
Total assets	2,955,091	2,965,368	2,563,919	2,557,984	3,236,515
Total long-term debt	1,956,247	2,040,813	1,650,707	1,737,690	1,771,453
Total debt, including short-term borrowings and current portion of long-term debt	2,140,636	2,092,960	1,679,372	1,808,713	1,826,268
Additional paid-in capital	1,431,543	1,428,368	1,414,669	1,260,294	1,165,235
Accumulated deficit	(1,211,474)	(1,074,239)	(1,029,275)	(1,023,837)	(135,476)
Stockholders’ equity	223,905	369,151	400,770	231,331	1,021,910

(a)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We reclassified $30.0 million of intangible assets previously identified as an assembled workforce intangible to goodwill. Additionally, we stopped amortizing goodwill of $659.1 million.

(b)	During 2002, we recorded an impairment on long-lived assets of $190.3 million primarily to reduce the carrying value of assets to be held and used to their fair value. In addition we recognized an impairment on goodwill of $73.1 million as a result of our annual impairment review performed in the second quarter.

(c)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million and recorded an associated gain of $21.6 million. In 2003, we recognized a pre-tax loss of $37.8 million as a result of the early extinguishment of $425.0 million principal amount of our 9.25% senior notes due 2006, $29.5 million principal amount of our 9.25% senior notes due 2008, $17.0 million principal amount of our 5.75% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007. This loss was offset by a $7.3 million gain on the sale of our investment in an intellectual property company.

(d)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing goodwill of $118.6 million associated with our equity method investment in ASI. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time and we ceased accounting for our investment in ASI under the equity method of accounting.

(e)	In 2003, 2002 and 2001, minority interests primarily reflects Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2005 and 2004, minority interests primarily reflects the 40% minority ownership interest in UST in which we acquired a majority interest during August 2004.

(f)	During 2002, we recorded a $223.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Restatement of Consolidated Financial Statements, Special Committee and Company Findings
      As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices during the period from our initial public offering in 1998 through the present.
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment”. We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended	Year Ended December 31,			Cumulative	Additional
	June 30,				Effect	Compensation
	2006	2005	2004	2003	2002-1998	Expense

	(In thousands)
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

      Improper Measurement Dates for Annual Stock Option Grants. We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).

      Modifications to Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.
      Improper Measurement Dates for Other Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we have restated our historical financial statements to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”
      Stock Option Grants to Non-employees. We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $1.6 million.
      All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we identified as a result of the stock option review is approximately $108.8 million through June 30, 2006.
      Incremental stock-based compensation charges of $108.8 million resulted in deferred income tax benefits of $3.2 million. Such amount is nominal relative to the amount of the incremental stock-based compensation charges as we maintained a full valuation allowance against our domestic deferred tax assets since 2002 coupled with the fact that incremental stock-based compensation charges relating to our foreign subsidiaries were not deductible for local tax purposes during the relevant periods due to the absence of related re-charge agreements with those subsidiaries. The $3.2 million deferred tax benefit resulted primarily from the write-off of stock-based compensation related deferred tax assets to additional paid-in capital in 2002; such write-off had originally been charged to income tax expense in 2002. We also recorded payroll related taxes totaling $0.4 million primarily relating to certain of our French employees.
      As a result of our determination that the exercise prices of certain option grants were below the market price of our stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the Internal Revenue Code (the “IRC”). Because Section 409A relates to the employee’s income recognition as stock options vest, when we accelerated the vesting of all unvested options in July 2004 (the “2004 Accelerated Vesting” described under “Improper Measurement Dates for Annual Grants”) the impact of Section 409A was mitigated for substantially all of our outstanding stock grants. For stock options granted subsequent to the 2004 Accelerated Vesting, the impact of Section 409A is not expected to materially impact our employees and financial statements as a result of various transition rules and potential remediation efforts. Further we considered IRC Section 162(m) and its established limitation thresholds relating to total remuneration and concluded, for periods prior to June 30, 2006, that our tax deductions related to stock-based compensation were not materially changed as a result of any employee whose remuneration changed as a result of receiving an option at less than fair value.
      As previously disclosed, we are the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to our historical stock option practices.

We intend to continue to cooperate with the SEC. As a result of the restatement, the related disclosures included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised if indicated as restated.
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. This Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q; however, Exhibit 99.1 to this Form 10-K/A includes information concerning our unaudited consolidated financial data as of and for the three and nine month periods ended September 30, 2005. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) this amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for each of the three years ended December 31, 2005.

	Year Ended December 31,

	2005			2004			2003

	As Previously			As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,099,949	$—	$2,099,949	$1,901,279	$—	$1,901,279	$1,603,768	$—	$1,603,768
Cost of sales	1,743,996	182	1,744,178	1,533,447	4,562	1,538,009	1,267,302	3,277	1,270,579

Gross profit	355,953	(182)	355,771	367,832	(4,562)	363,270	336,466	(3,277)	333,189

Operating expenses:
Selling, general and administrative	243,155	164	243,319	221,915	2,866	224,781	183,291	3,963	187,254
Research and development	37,347	—	37,347	36,707	—	36,707	30,167	—	30,167
Provision for legal settlements and contingencies	50,000	—	50,000	—	—	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	(4,408)	—	—	—	—	—	—

Total operating expenses	326,094	164	326,258	258,622	2,866	261,488	213,458	3,963	217,421

Operating income	29,859	(346)	29,513	109,210	(7,428)	101,782	123,008	(7,240)	115,768

Other (income) expense:
Interest expense, related party	521	—	521	—	—	—	—	—	—
Interest expense, net	165,351	—	165,351	148,902	—	148,902	140,281	—	140,281
Foreign currency (gain) loss	9,318	—	9,318	6,190	—	6,190	(3,022)	—	(3,022)
Other (income) expense, net	(444)	—	(444)	(24,444)	—	(24,444)	31,052	—	31,052

Total other expense	174,746	—	174,746	130,648	—	130,648	168,311	—	168,311

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(144,887)	(346)	(145,233)	(21,438)	(7,428)	(28,866)	(45,303)	(7,240)	(52,543)
Equity investment losses	(55)	—	(55)	(2)	—	(2)	(3,290)	—	(3,290)
Minority interests	2,502	—	2,502	(904)	—	(904)	(4,008)	—	(4,008)

Loss from continuing operations before income taxes	(142,440)	(346)	(142,786)	(22,344)	(7,428)	(29,772)	(52,601)	(7,240)	(59,841)
Income tax provision (benefit)	(5,551)	—	(5,551)	15,192	—	15,192	(233)	—	(233)

Loss from continuing operations	(136,889)	(346)	(137,235)	(37,536)	(7,428)	(44,964)	(52,368)	(7,240)	(59,608)

Income from discontinued operations, net of tax	—	—	—	—	—	—	54,566	(396)	54,170

Net income (loss)	$(136,889)	$(346)	$(137,235)	$(37,536)	$(7,428)	$(44,964)	$2,198	$(7,636)	$(5,438)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$(0.31)	$(0.04)	$(0.35)
From discontinued operations	—	—	—	—	—	—	0.32	—	0.32

Income (loss) per common share	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$0.01	$(0.04)	$(0.03)

Shares used in computing income (loss) per common share:
Basic	176,385		176,385	175,342		175,342	167,142		167,142
Diluted	176,385		176,385	175,342		175,342	167,142		167,142

      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheets as of December 31, 2005 and 2004.

	December 31,

	2005			2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$206,575	$—	$206,575	$372,284	$—	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	—	381,495	265,547	—	265,547
Other	5,089	—	5,089	3,948	—	3,948
Inventories, net	138,109	—	138,109	111,616	—	111,616
Other current assets	35,222	—	35,222	32,591	—	32,591

Total current assets	766,490	—	766,490	785,986	—	785,986
Property, plant and equipment, net	1,419,472	—	1,419,472	1,380,396	—	1,380,396
Goodwill	653,717	—	653,717	656,052	—	656,052
Intangibles, net	38,391	—	38,391	47,302	—	47,302
Investments	9,668	—	9,668	13,762	—	13,762
Other assets	67,353	—	67,353	81,870	—	81,870

Total assets	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$184,389	$—	$184,389	$52,147	$—	$52,147
Trade accounts payable	326,712	—	326,712	211,808	—	211,808
Accrued expenses	123,631	396	124,027	175,075	378	175,453

Total current liabilities	634,732	396	635,128	439,030	378	439,408
Long-term debt, related party	100,000	—	100,000	—	—	—
Long-term debt	1,856,247	—	1,856,247	2,040,813	—	2,040,813
Other non-current liabilities	135,861	—	135,861	109,317	—	109,317

Total liabilities	2,726,840	396	2,727,236	2,589,160	378	2,589,538
Commitments and contingencies (see Note 14)
Minority interests	3,950	—	3,950	6,679	—	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178	176	—	176
Additional paid-in capital	1,326,426	105,117	1,431,543	1,323,579	104,789	1,428,368
Accumulated deficit	(1,105,961)	(105,513)	(1,211,474)	(969,072)	(105,167)	(1,074,239)
Accumulated other comprehensive income	3,658	—	3,658	14,846	—	14,846

Total stockholders’ equity	224,301	(396)	223,905	369,529	(378)	369,151

Total liabilities and stockholders’ equity	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

      The additional non-cash charges for stock-based compensation expense and related tax effects had no impact on our consolidated statements of cash flows. We identified a classification error relating to stock-based compensation in our consolidated statements of cash flows and we increased net cash provided by operating activities by less than $0.1 million and $0.6 million for the year ended December 31, 2005 and 2004, respectively, offset by a similar decrease in net cash used in financing activities.
      Of the aggregate $108.8 million of non-cash charges for additional stock-based compensation expense, approximately $90.1 million relates to fiscal years prior to January 1, 2003. The impact of these charges including the related tax effects, for each of the five years ended December 31, 2002 is as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net sales
As previously reported	$1,406,178	$1,336,674	$2,009,701	$1,617,235	$1,452,285
Adjustment	—	—	—	—	—

As restated	1,406,178	1,336,674	2,009,701	1,617,235	1,452,285

Gross profit
As previously reported	$95,615	$52,251	$567,381	$319,877	$243,479
Adjustment	(10,316)	(4,820)	(2,540)	(9)	—

As restated	85,299	47,431	564,841	319,868	243,479

Operating income (loss)
As previously reported	$(416,920)	$(277,148)	$297,746	$156,478	$122,625
Adjustment	(52,929)	(22,045)	(13,077)	(4,493)	(24)

As restated	(469,849)	(299,193)	284,669	151,985	122,601

Income (loss) from continuing operations
As previously reported	$(835,089)	$(456,487)	$137,801	$65,999	$70,496
Adjustment	(61,352)	(15,590)	(9,311)	(3,169)	(16)

As restated	(896,441)	(472,077)	128,490	62,830	70,480

Income from discontinued operations, net of tax
As previously reported	$8,330	$5,626	$16,352	$10,720	$4,964
Adjustment	(250)	(223)	(185)	(7)	—

As restated	8,080	5,403	16,167	10,713	4,964

Net income (loss)
As previously reported	$(826,759)	$(450,861)	$154,153	$76,719	$75,460
Adjustment	(61,602)	(15,813)	(9,496)	(3,176)	(16)

As restated	(888,361)	(466,674)	144,657	73,543	75,444

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Basic income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.88	$0.53	$0.66
From discontinued operations	$0.05	$0.03	$0.11	$0.09	$0.05

Net income (loss)	$(5.41)	$(2.97)	$0.99	$0.62	$0.71

Diluted income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.85	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.08	0.04

Net income (loss)	$(5.41)	$(2.97)	$0.96	$0.61	$0.70

	December 31,

	2003	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Other Assets (Deferred Tax Assets)
As previously reported	$67,601	$114,178	$197,186	$101,897	$63,009	$34,932
Adjustment	—	—	13,197	6,881	1,725	8

As restated	67,601	114,178	210,383	108,778	64,734	34,940

Accrued Expenses
As previously reported	$170,145	$184,223	$145,544	$147,352	$88,577	$77,004
Adjustment	236	38	4	—	(170)	—

As restated	170,381	184,261	145,548	147,352	88,407	77,004

Additional paid-in capital
As previously reported	$1,317,164	$1,170,227	$1,123,541	$975,026	$551,964	$381,061
Adjustment	97,505	90,067	41,694	19,569	5,087	24

As restated	1,414,669	1,260,294	1,165,235	994,595	557,051	381,085

Accumulated deficit
As previously reported	$(931,536)	$(933,734)	$(106,975)	$343,886	$189,733	$109,738
Adjustment	(97,739)	(90,103)	(28,501)	(12,688)	(3,192)	(16)

As restated	(1,029,275)	(1,023,837)	(135,476)	331,198	186,541	109,722

Stockholders’ equity
As previously reported	$401,004	$231,367	$1,008,717	$1,314,834	$737,741	$490,361
Adjustment	(234)	(36)	13,193	6,881	1,895	8

As restated	400,770	231,331	1,021,910	1,321,715	739,636	490,369

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
      Gross margin in 2005 was 16.9% compared to 17.0% as previously reported. The first and second quarters, at 10.4% and 13.6%, respectively, were impacted by an increased cost structure attributable to our 2004 capacity expansion with the associated revenue ramp not realized until the second half of the year, product mix, pricing issues and increasing material costs. The third quarter saw an improvement in our gross margin to 16.4% due to improvements in both pricing environment and product mix, partially offset by $6.4 million in charges associated with manufacturing overhead reductions and costs stemming from the closing of our Semisys operation, discussed below. Fourth quarter margin rose to 24.2% as a result of favorable product mix, improved pricing and recovery of increasing material costs, higher capacity utilization and increasing contribution from our newer factories.
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
      Our net loss for 2005 was $137.2 million, or ($0.78) per share compared to a net loss of $45.0 million, or ($0.26) per share in 2004. In addition to the gross margin impact discussed above, our 2005 results included a provision of $50.0 million for the settlement of mold compound litigation. We paid out $48.0 million in cash against this provision during 2005. Legal expenses were a major contributor to the increased selling, general and administrative expenses in 2005 and 2004. We expect these costs to be lower going forward now that the mold compound and Carsem intellectual property litigation are substantially complete; however, there is uncertainty as to the impact the class action cases filed in early 2006 will have on our legal fees. Severance costs recognized in the third and fourth quarter totaled $4.0 million with anticipated annualized savings of $11.0 million. These employee reductions were part of a comprehensive program we are undertaking to streamline our corporate-wide support organization and reduce selling, general and administrative costs. We intend to continue this program during 2006 with the goal of not only reducing costs, but also improving operational effectiveness. We recorded a tax benefit of $5.6 million which includes the impact of the finalization of the Internal Revenue Service’s examination of U.S. federal income tax returns and the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries.
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
Results of Continuing Operations
      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Net sales	100.0%	100.0%	100.0%
Gross profit	16.9%	19.1%	20.8%
Operating income	1.4%	5.4%	7.2%
Loss before income taxes, equity earnings (losses), minority interests and discontinued operations	(6.9)%	(1.5)%	(3.3)%
Loss from continuing operations	(6.5)%	(2.4)%	(3.7)%
      Net Sales. Net sales increased $198.7 million, or 10.5%, to $2,100.0 million in 2005 from $1,901.3 million in 2004. Net sales from our 2004 acquisitions accounted for 58.2% of the increase in our net sales from 2004 to 2005. The following table sets forth by product type the amount of our net sales in millions of dollars and the percentage of such revenue:

	Year Ended December 31,

	2005		2004

Packaging
Leadframe	$834	39.7%	$844	44.4%
Laminate	987	47.0%	838	44.1%
Other	82	3.9%	44	2.3%
Test	197	9.4%	175	9.2%

Total net sales	$2,100	100.0%	$1,901	100.0%

      Gross Profit. Gross profit decreased $7.5 million, or 2.1%, to $355.8 million in 2005 from $363.3 million in 2004. Our cost of sales consists principally of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
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

      Stock-based compensation expense of $0.2 million was included in cost of sales for the year ended December 31, 2005 compared to $4.6 million for the year ended December 31, 2004. During August 2004, the Compensation Committee of our Board of Directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. Therefore, any unrecognized compensation expense related to unvested options as of July 1, 2004 was accelerated and recorded as of July 1, 2004. Cost of sales includes $2.5 million of stock-based compensation related to this acceleration.
      Gross margin decreased to 16.9% in 2005 from 19.1% in 2004. The decline of 2.2% is a result of lower average selling prices for our leadframe products and increased labor and other manufacturing costs offset by increased contribution from our laminate business and the businesses acquired in 2004. Refer to the Overview above for a discussion of our 2005 quarterly gross margin progression.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.5 million to $243.3 million, or 11.6% of net sales, in 2005 from $224.8 million, or 11.8% of net sales, in 2004. Selling, general and administrative expenses for 2004 only included acquired companies’ expenses for the portion of the year subsequent to the respective acquisition dates, whereas 2005 included a full year of expenses. In addition, these operations continue to incur increased costs for the ramp in business. Indirect labor at our existing factories increased primarily due to merit increases and an unfavorable foreign currency impact in Korea. Stock-based compensation expense of $0.2 million was included in selling, general and administrative expenses for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004. Selling, general and administrative expenses for the year ended December 31, 2004 included stock-based compensation expense of $1.7 million related to the previously mentioned acceleration of stock options in 2004.
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
      Provision (Benefit) for Income Taxes. In 2005, we recorded an income tax benefit of ($5.6 million) reflecting an effective tax rate of (3.8%), as compared to an income tax expense of $15.2 million in 2004, reflecting an effective tax rate of 52.3%. The income tax benefit in 2005 was driven by the finalization of our Internal Revenue Service (“IRS”) audits of our U.S. federal income tax returns for the years 2000 and 2001 ($3.4 million), the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries ($6.5 million), and the net release of other U.S. and foreign reserves applicable to prior years ($1.3 million). The income tax benefit in 2005 was partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our 2004 tax provision of $15.2 million, included taxes relating to our profitable foreign tax jurisdictions, a provision of $6.5 million recorded in connection with regulations issued by the IRS in August 2004 relating to the tax status of certain of our foreign subsidiaries and U.S. alternative minimum taxes for which we do not anticipate a future benefit. The 2004 provision was partially offset by a tax benefit of ($2.8 million) resulting from a favorable ruling in a foreign jurisdiction.
      In 2005, we continued to record a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the year ended December 31, 2005. We will begin to reverse the related valuation allowance once profitable operations resume at our various locations.
      Minority Interests. Minority interest income was $2.5 million in 2005, as compared to a loss of $0.9 million in 2004. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million, eliminating the previous 40% minority interest related to this company. In addition, in August 2004 we acquired 60% of the capital stock of UST, and accordingly, during 2004 and 2005, account for the remaining 40% as a minority interest in our consolidated statement of operations. Refer to Our 2004 Acquisitions below for further discussion related to these acquisitions.

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
      Gross Profit. Gross profit increased $30.0 million, or 9.0%, to $363.2 million in 2004 from $333.2 million in 2003. Our cost of sales consists principally of materials, labor and depreciation. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
      Gross margin as a percentage of net sales decreased to 19.1% in 2004 from 20.8% in 2003. The decline of 1.7% is a result of average selling price erosion across our product lines, which decreased gross margin by approximately 2%, increased labor and overhead expenses, which decreased gross margin by approximately 1%, and a shift in product mix, which decreased gross margin by approximately 1%. Principally offsetting these negative impacts on gross margin was the benefit of positive operating leverage associated with increased unit volumes.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $37.6 million to $224.8 million, or 11.8% of net sales, in 2004 from $187.2 million, or 11.7% of net sales, in 2003. During 2004, we experienced increased litigation costs of $14.1 million over the prior year related to our patent infringement and epoxy mold compound litigation matters. The remaining increase in our selling, general and administrative expenses was primarily due to $18.0 million related to increased compensation costs and general business activity to support our overall business growth and increased compliance costs, $5.8 million related to the operations of our 2004 acquisitions and an increase in executive termination benefits of $0.9 million.
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
      Equity Investment Losses. Our earnings include our share of losses in our equity affiliates in 2004 of less than $0.1 million, as compared to $3.3 million in 2003. Our 2003 equity investment losses are comprised primarily of our share of losses from our investment in ASI during the period January 1, 2003 through March 23, 2003. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time, and we then ceased the equity method accounting for our investment in ASI.
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
Quarterly Results
      The following table sets forth our unaudited consolidated financial data as restated, for the last eight fiscal quarters ended December 31, 2005. See “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” above for more detailed information regarding the restatement. Additionally, see Exhibit 99.1 for more information concerning our unaudited consolidated financial data as of and for the three and nine months ended September 30, 2005. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The results of the 2004 acquisitions are included in the consolidated financial data from the date of the respective acquisitions.
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

	Quarter Ended March 31, 2005			Quarter Ended June 30, 2005

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(in thousands, except per share data)
Quarterly Data:
Net sales	$417,481	$—	$417,481	$489,335	$—	$489,335
Gross profit	43,395	(46)	43,349	66,498	(46)	66,452
Operating income (loss)	(75,971)	(93)	(76,064)	(10,291)	(92)	(10,383)
Net income (loss)	(119,070)	(93)	(119,163)	(52,403)	(92)	(52,495)
Per share amounts:
Basic	$(0.68)	$—	$(0.68)	$(0.30)	$—	$(0.30)
Diluted	(0.68)	—	(0.68)	(0.30)	—	(0.30)
Shares used in computing per share amounts:
Basic	175,718		175,718	176,371		176,371
Diluted	175,718		175,718	176,371		176,371

	Quarter Ended September 30, 2005			Quarter Ended December 31, 2005

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(in thousands, except per share data)
Quarterly Data:
Net sales	$549,641	$—	$549,641	$643,492	$—	$643,492
Gross profit	90,344	(45)	90,299	155,716	(45)	155,671
Operating income (loss)	21,892	(96)	21,796	94,229	(65)	94,164
Net income (loss)	(19,417)	(96)	(19,513)	54,001	(65)	53,936
Per share amounts:
Basic	$(0.11)	$—	$(0.11)	$0.31	$—	$0.31
Diluted	(0.11)	—	(0.11)	0.30	—	0.30
Shares used in computing per share amounts:
Basic	176,715		176,715	176,721		176,721
Diluted	176,715		176,715	181,267		181,220

	Quarter Ended March 31, 2004			Quarter Ended June 30, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share data)
Quarterly Data:
Net sales	$464,646	$—	$464,646	$492,536	$—	$492,536
Gross profit	111,848	(705)	111,143	94,775	(667)	94,108
Operating income (loss)	47,857	(1,259)	46,598	29,165	(1,179)	27,986
Net income (loss)	10,910	(1,259)	9,651	9,980	(1,179)	8,801
Per share amounts:
Basic	$0.06	$—	$0.06	$0.06	$(0.01)	$0.05
Diluted	0.06	(0.01)	0.05	0.06	(0.01)	0.05
Shares used in computing per share amounts:
Basic	174,622		174,622	175,304		175,304
Diluted	180,202		179,804	175,872		175,634

	Quarter Ended September 30, 2004			Quarter Ended December 31, 2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share data)
Quarterly Data:
Net sales	$490,843	$—	$490,843	$453,254	$—	$453,254
Gross profit	87,767	(3,150)	$84,617	73,442	(40)	$73,402
Operating income (loss)	24,292	(4,790)	$19,502	7,896	(200)	$7,696
Net income (loss)	(22,334)	(4,790)	$(27,124)	(36,092)	(200)	$(36,292)
Per share amounts:
Basic	$(0.13)	$(0.02)	$(0.15)	$(0.21)	$—	$(0.21)
Diluted	(0.13)	(0.02)	(0.15)	(0.21)	—	(0.21)
Shares used in computing per share amounts:
Basic	175,717		175,717	175,718		175,718
Diluted	175,717		175,717	175,718		175,718
Liquidity and Capital Resources
      We generated a loss from continuing operations of $137.2 million for the year ended December 31, 2005, which included a provision of $50.0 million for legal settlements and a gain on the sale of our specialty test operations of $4.4 million. This compares to a loss from continuing operations for the years ended December 31, 2004 and 2003 of $45.0 million and $59.6 million, respectively. Our operating activities provided cash totaling $97.2 million in 2005, $219.2 million in 2004 and $136.7 million in 2003. However, in 2005 and 2004, cash flow from operating activities was insufficient to fully cover cash used for investing activities. Investing activities during these periods have been primarily for capital expenditures for additional processing capacity to service anticipated customer demand and business acquisitions to fuel future growth. The cash shortfall was covered by incurring additional indebtedness. We now have and for the foreseeable future will continue to have a significant amount of indebtedness. At December 31, 2005 we had $2,140.6 million of debt, of which $184.4 million was classified as a current liability. We were in compliance with all debt covenants at December 31, 2005 and expect to remain in compliance with these covenants through December 31, 2006 (See “Compliance with Debt Covenants” for discussion of defaults that occurred subsequent to December 31, 2005).

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

Cash flows
      Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2005 were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Continuing Operations:
Operating activities	$97,157	$219,233	$136,733
Investing activities	(307,010)	(395,708)	(127,483)
Financing activities	47,638	234,580	(22,012)
Discontinued Operations:
Operating activities	—	111	10,872
Investing activities	—	—	2,412
Financing activities	—	—	—
      Operating activities. Our 2005 net cash flows from continuing operating activities decreased $122.0 million to $97.2 million in 2005, from $219.2 million in 2004, primarily as a result of an increase in net loss of $92.3 million over the prior year as discussed above in Results of Operations. Our trade receivables at December 31, 2005 increased by $115.9 million compared to December 31, 2004 due to the increase in sales during the fourth quarter of 2005 as compared to the fourth quarter of 2004. In addition, our accounts payable at December 31, 2005, increased by $114.9 million compared to December 31, 2004, as a result of extending payment terms with our suppliers to more closely align our payment terms with payments from our customers and delayed payment processing at year end due to holiday schedules.

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
      Financing activities. Our 2005 net cash flows provided by financing activities were $47.6 million, a decrease of $187.0 million, as compared to $234.6 million for 2004. The net cash flows from financing activities for 2004 reflect the March 2004 issuance of $250.0 million of senior notes due 2011. The net proceeds were $245.2 million and were used to repay the balance outstanding under our senior secured term loan of $168.7 million. In October 2004, we entered into a $300.0 million second lien term loan and the net proceeds of $288.8 million were used for working capital and general corporate purposes. In 2005, one of our Taiwanese subsidiaries received NT$1.8 billion (approximately $53.5 million) in proceeds of a syndication loan with two Taiwanese lenders. During the fourth quarter of 2005, we issued $100.0 million of our 6.25% convertible subordinated notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and Kim family trusts, as discussed above. The proceeds from this issuance were used to purchase and retire a portion of the 5.75% convertible notes due 2006.
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

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$97,157	$219,233	$136,733
Less purchases of property, plant and equipment	295,943	407,740	190,891

Free cash flow	$(198,786)	$(188,507)	$(54,158)

Debt Instruments and Related Covenants
      Following is a summary of short-term borrowings and long-term debt:

	December 31,

	2005	2004

	(In thousands)
Debt of Amkor Technology, Inc.
Senior Secured Credit Facilities
$100.0 million revolving credit facility, LIBOR plus 1.5% — 2.25% due November 2009	—	—
$30.0 million revolving line of credit, LIBOR plus 3.5% due June 2007 (Terminated November 2005)	—	—
Second lien term loan, LIBOR plus 4.5% due October 2010	$300,000	$300,000
Senior Notes
9.25% Senior notes due February 2008	470,500	470,500
7.75% Senior notes due May 2013	425,000	425,000
7.125% Senior notes due March 2011	248,658	248,454
Senior Subordinated Notes
10.5% Senior subordinated notes due May 2009	200,000	200,000
Convertible Subordinated Notes
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	133,000	233,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Related Party Convertible Subordinated Notes
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share	100,000	—
Notes Payable and Other Debt	823	16,798
Debt of subsidiaries
Secured Term Loans
Term loan, Taiwan 90-Day Commercial Paper plus 1.2% due November 2010	55,586	—
Term loans, various interest rates, due October 2005 to November 2010 (Paid off in June 2005)	—	13,576
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	11,329	—
Term loan, 2.69% due April 2010 (Paid off in August 2005)	—	3,371
Secured Equipment and Property Financing	20,454	7,544
Revolving Credit Facilities	26,501	24,258
Other Debt	2,363	4,037

Total Debt	2,140,636	2,092,960
Less: Short-term borrowings and current portion of long-term debt	(184,389)	(52,147)

Long-term debt (including related party)	$1,956,247	$2,040,813

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

Compliance With Debt Covenants
      We were in compliance with all debt covenants contained in our loan agreements at December 31, 2005, and have met all debt payment obligations. Additional details about our debt are available in Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
      On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016 (issued in May 2006), 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 (issued in May 2006) stating that US Bank, as trustee, had not received our financial statements for the fiscal quarter ended June 30, 2006 and that we have 60 days from the date of the letter to file our Quarterly Report on From 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes.
      On August 11, 2006, we received a letter dated August 11, 2006 from Wells Fargo Bank National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we file a Form 10-Q within 60 days after the date of such letter, it will ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.

      If an “Event of Default” were to occur under any of the notes described above, the trustees or holders of at least 25% in aggregate principal amount of such series then outstanding could attempt to declare all related unpaid principal and premium, if any, and accrued interest on such series of notes then outstanding to be immediately due and payable. As of August 31, 2006, there is approximately $1.62 billion of aggregate unpaid principal outstanding of the above mentioned notes.
      On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016 (issued in May 2006), (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011 (issued in May 2006).
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of this Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.

2004 Significant Financing Activities
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
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the SEC amended the effective date of SFAS No. 123(R) to January 1, 2006 for calendar year companies. We intend to adopt this statement on the new effective date and will use the modified prospective method upon adoption and therefore will not restate our prior-period results. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with unvested stock options was approximately $7.4 million as of December 31, 2005 which will be amortized over a weighted average period of approximately 1.5 years. Our 2006 results are expected to include approximately $4.0 million of additional compensation expense as a result of the adoption of SFAS No. 123(R). Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

      We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes option pricing model to measure the fair value of employee stock options upon the adoption of SFAS No. 123(R).
      SFAS No. 123(R) also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options as well as when we will be able to utilize our federal net operating loss carryforwards.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date as defined in SFAS No. 123(R). The guidance in the FASB Statement of Position (“FSP”) will be applied upon the Company’s initial adoption of SFAS No. 123(R).
      In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements and disclosures.
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

As of December 31, 2005:

	Chart of Foreign Currency Risk as of December 31, 2005

	Philippine	Korean	Taiwanese	Japanese	Chinese
	Peso	Won	Dollar	Yen	Renminbi

	(In thousands)
20% increase in foreign exchange rate	$—	$—	$—	$1,552	$—
20% decrease in foreign exchange rate	3,817	1,989	9,310		1,846
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

Interest Rate Risks
      We have interest rate risk with respect to our long-term debt. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Our variable rate debt principally consists of short-term borrowings, our $100.0 million revolving line of credit, of which $96.7 million was available at December 31, 2005, our senior secured $300.0 million second lien term loan and the debt of our subsidiaries. The fixed rate debt consisted of senior notes, senior subordinated notes and convertible subordinated notes. As of December 31, 2004, we had a total of $2,093.0 million of debt of which 84.2% was fixed rate debt and 15.8% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by changes in the market price of our common stock.

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
      We present the information required by Item 8 of Form 10-K/ A here in the following order:

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
      As described in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting (restated),” appearing under Item 9A, that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining (1) effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures, and (2) effective controls over the accounting for and disclosure of its stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1. The Company did not maintain effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures. Specifically, the Company failed to establish effective governance and oversight by the Compensation Committee of the Board of Directors of its activities related to the granting of stock options. Additionally, controls were not effective in adequately identifying, assessing and addressing significant risks associated with the granting of stock options that could impact the Company’s financial reporting. Finally, the Company’s controls were not adequate to prevent or detect instances of potential misconduct by members of senior management. This control deficiency resulted in the following findings of the Special Committee:

•	There is evidence that supports a finding of intentional manipulation of stock option pricing and associated stock-based compensation by a former executive, including the preparation of Compensation Committee meeting minutes that misrepresented the actions taken at certain Compensation Committee meetings. Additionally, there is some evidence that supports a finding that two other former executives may have been aware of, or participated in, this conduct;

•	Compensation Committee policies and procedures were inadequate and the Company failed to verify purported actions of the Compensation Committee and ensure that actions at such meetings were accurately and timely documented and periodically reported to the Board of Directors;

•	The Company’s Human Resources personnel were inappropriately allowed to control and administer the stock option grant process without adequate input or supervision;

•	The Company failed to recognize stock option grant practices as a significant risk and to assure that managers and other personnel involved in the stock option grant process understood their appropriate roles and responsibilities and the consequences of their actions; and,

•	The Company failed to assure that its personnel received adequate supervision and training on how to comply with the requirements of generally accepted accounting principles applicable to stock options.

There is evidence that Compensation Committee meeting minutes prepared by a former executive misrepresented certain actions taken by the Compensation Committee and that such meeting minutes were provided to the Company’s independent registered public accounting firm in connection with their audits of the Company’s consolidated financial statements.

This control deficiency resulted in the restatement of the Company’s consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness. This material weakness also contributed to the existence of the following additional material weakness:

2. The Company did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activity related to the granting and modification of stock options. This control deficiency resulted in the misstatement of the Company’s stock-based compensation expense and additional paid-in capital accounts and related disclosures, and in the restatement of the Company’s consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 2 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
      In our opinion, management’s assessment that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 15, 2006, except for the restatement described in Note 2 to the consolidated financial statements, the section of Note 3 entitled Status as of October 6, 2006, and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting (restated), as to which the date is October 6, 2006

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)(1)	(As restated)(1)	(As restated)(1)

	(In thousands, except per share data)
Net sales	$2,099,949	$1,901,279	$1,603,768
Cost of sales	1,744,178	1,538,009	1,270,579

Gross profit	355,771	363,270	333,189

Operating expenses:
Selling, general and administrative	243,319	224,781	187,254
Research and development	37,347	36,707	30,167
Provision for legal settlements and contingencies	50,000	—	—
Gain on sale of specialty test operations	(4,408)	—	—

Total operating expenses	326,258	261,488	217,421

Operating income	29,513	101,782	115,768

Other (income) expense:
Interest expense, related party	521	—	—
Interest expense, net	165,351	148,902	140,281
Foreign currency (gain) loss	9,318	6,190	(3,022)
Other (income) expense, net	(444)	(24,444)	31,052

Total other expense	174,746	130,648	168,311

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(145,233)	(28,866)	(52,543)
Equity investment losses	(55)	(2)	(3,290)
Minority interests	2,502	(904)	(4,008)

Loss from continuing operations before income taxes	(142,786)	(29,772)	(59,841)
Income tax provision (benefit)	(5,551)	15,192	(233)

Loss from continuing operations	(137,235)	(44,964)	(59,608)
Income from discontinued operations, net of tax (see Note 16)	—	—	54,170

Net loss	$(137,235)	$(44,964)	$(5,438)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$(0.26)	$(0.35)
From discontinued operations	$—	$—	$0.32

Loss per common share	$(0.78)	$(0.26)	$(0.03)

Shares used in computing income (loss) per common share:
Basic	176,385	175,342	167,142
Diluted	176,385	175,342	167,142

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004
	(As restated)(1)	(As restated)(1)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$206,575	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	265,547
Other	5,089	3,948
Inventories, net	138,109	111,616
Other current assets	35,222	32,591

Total current assets	766,490	785,986
Property, plant and equipment, net	1,419,472	1,380,396
Goodwill	653,717	656,052
Intangibles, net	38,391	47,302
Investments	9,668	13,762
Other assets	67,353	81,870

Total assets	$2,955,091	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$184,389	$52,147
Trade accounts payable	326,712	211,808
Accrued expenses	124,027	175,453

Total current liabilities	635,128	439,408
Long-term debt, related party	100,000	—
Long-term debt	1,856,247	2,040,813
Other non-current liabilities	135,861	109,317

Total liabilities	2,727,236	2,589,538
Commitments and contingencies (see Note 14)
Minority interests	3,950	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	176
Additional paid-in capital	1,431,543	1,428,368
Accumulated deficit	(1,211,474)	(1,074,239)
Accumulated other comprehensive income	3,658	14,846

Total stockholders’ equity	223,905	369,151

Total liabilities and stockholders’ equity	$2,955,091	$2,965,368

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other		Comprehensive
	Common Stock		Additional Paid-	Accumulated	Receivable	Comprehensive		Income
			In Capital	Deficit	from	Income	Total	(Loss)
	Shares	Amount	(As restated)(1)	(As restated)(1)	Stockholders	(Loss)	(As restated)(1)	(As restated)(1)

	(In thousands)
Balance at December 31, 2002	165,156	$166	$1,170,227	$(933,734)	$(2,887)	$(2,405)	$231,367
Cumulative effect of restatement (Note 2)	—	—	90,067	(90,103)	—	—	(36)

Balance at December 31, 2002, as restated	165,156	$166	$1,260,294	$(1,023,837)	$(2,887)	$(2,405)	$231,331
Net loss	—	—	—	(5,438)	—	—	(5,438)	$(5,438)
Unrealized gain on available for sale investments, net of tax	—	—	—	—	—	12,152	12,152	12,152
Cumulative translation adjustment	—	—	—	—	—	5,454	5,454	5,454

Comprehensive income								$12,168

Issuance of common stock	7,375	7	133,459	—	—	—	133,466
Issuance of stock through employee stock purchase plan and stock options	1,977	2	13,478	—	—	—	13,480
Payment received from stockholders	—	—	—	—	2,887	—	2,887
Stock compensation	—	—	7,438	—	—	—	7,438

Balance at December 31, 2003	174,508	175	1,414,669	(1,029,275)	—	15,201	400,770
Net loss	—	—	—	(44,964)	—	—	(44,964)	$(44,964)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(9,575)	(9,575)	(9,575)
Cumulative translation adjustment	—	—	—	—	—	9,220	9,220	9,220

Comprehensive loss								$(45,319)

Issuance of stock through employee stock purchase plan and stock options	1,210	1	5,821	—	—	—	5,822
Stock compensation	—	—	7,878	—	—	—	7,878

Balance at December 31, 2004	175,718	176	1,428,368	(1,074,239)	—	14,846	369,151
Net loss	—	—	—	(137,235)	—	—	(137,235)	$(137,235)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(333)	(333)	(333)
Cumulative translation adjustment	—	—	—	—	—	(10,855)	(10,855)	(10,855)

Comprehensive loss								$(148,423)

Issuance of stock through employee stock purchase plan and stock options	1,015	2	2,802	—	—	—	2,804
Stock compensation	—	—	373	—	—	—	373

Balance at December 31, 2005	176,733	$178	$1,431,543	$(1,211,474)	$—	$3,658	$223,905

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

AMKOR TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)(1)	(As restated)(1)	(As restated)(1)

	(In thousands)
Cash flows from operating activities:
Net loss	$(137,235)	$(44,964)	$(5,438)
Income from discontinued operations, net of tax	—	—	54,170

Loss from continuing operations	(137,235)	(44,964)	(59,608)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	248,637	230,344	219,735
Amortization of deferred debt issuance costs and discounts	8,684	12,396	18,540
Provision for accounts receivable	96	(161)	—
Provision for excess and obsolete inventory	10,718	14,841	4,463
Deferred income taxes	25,118	(3,603)	7,895
Equity investment loss	55	2	3,290
Loss (gain) on debt redemption	(253)	1,687	24,148
Loss (gain) on disposal of fixed assets, net	3,451	(3,721)	(586)
Stock-based compensation	373	7,878	7,042
Gain on sale of specialty test operations	(4,408)	—	—
Other (gains) losses, net	4,037	(21,581)	(4,019)
Minority interests	(2,502)	904	4,008
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(126,665)	53,779	(74,619)
Other receivables	59	420	4,035
Inventories	(38,499)	(32,084)	(23,825)
Other current assets	(4,739)	1,985	(2,335)
Other non-current assets	1,026	(5,135)	12,374
Accounts payable	131,210	(29,731)	(906)
Accrued expenses	(49,182)	9,710	(15,882)
Other long-term liabilities	27,176	26,257	12,983

Net cash provided by operating activities	97,157	219,223	136,733

Cash flows from continuing investing activities:
Purchases of property, plant and equipment	(295,943)	(407,740)	(190,891)
Acquisitions, net of cash acquired	—	(63,613)	(2,505)
Proceeds from the sale of property, plant and equipment	1,596	7,609	4,001
Proceeds from sale of specialty test operations	6,587	—	—
Advances for acquisition of minority interest	(19,250)	—	—
Proceeds from the sale of investments	—	49,409	56,595
Purchase of investments	—	—	(13,765)
Proceeds from note receivable	—	18,627	18,253
Other	—	—	829

Net cash used in investing activities	(307,010)	(395,708)	(127,483)

(continued)

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)(1)	(As restated)(1)	(As restated)(1)

	(In thousands)
Cash flows from continuing financing activities:
Net change in bank overdrafts	(102)	(2,588)	(1,943)
Borrowings under revolving credit facilities	120,405	260,423	402,692
Payments under revolving credit facilities	(120,727)	(256,720)	(420,120)
Proceeds from issuance of long-term debt and capital leases	116,317	549,764	595,000
Proceeds from issuance of related party debt	100,000	—	—
Payments for debt issuance costs	(2,187)	(15,278)	(10,577)
Net proceeds from the issuance of common stock	—	—	133,466
Payments of long-term debt, including redemption premiums	(168,872)	(185,242)	(736,897)
Payments on notes payable	—	(121,600)	—
Proceeds from issuance of stock through stock compensation plans	2,804	5,821	13,480
Payments on receivable from stockholders	—	—	2,887

Net cash provided by (used in) financing activities	47,638	234,580	(22,012)

Effect of exchange rate fluctuations on cash and cash equivalents	(3,494)	819	1,488

Cash flows from discontinued operations:
Net cash provided by operating activities	—	111	10,872
Net cash provided by investing activities	—	—	2,412
Net cash provided by financing activities	—	—	—

Net cash provided by discontinued operations	—	111	13,284

Net increase (decrease) in cash and cash equivalents	(165,709)	59,025	2,010
Cash and cash equivalents, beginning of period	372,284	313,259	311,249

Cash and cash equivalents, end of period	$206,575	$372,284	$313,259

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$168,564	$136,957	$147,188
Income taxes	$1,885	$23,800	$7,839
Noncash investing and financing activities:
Note receivable from sale of specialty test operations	$890	$—	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.
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
      We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 14. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

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

Other Noncurrent Assets
      Other noncurrent assets consist principally of deferred income tax assets, deferred debt issuance costs and refundable security deposits. At December 31, 2005, other noncurrent assets includes $19.3 million related to the advance on the acquisition of minority interest in Unitive Semiconductor Taiwan (“UST”), (See Note 22 “Subsequent Events”) as well as $28.1 million of unamortized debt issuance costs.

Other Noncurrent Liabilities
      Other noncurrent liabilities consist primarily of Korean severance plan obligations and foreign pension obligations (see Note 11 “Employee Benefit Plans”).

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

Stock Compensation
      We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, to our stock option plans. These stock option plans are discussed more fully in Note 13, “Stock Compensation Plans.” If compensation costs for our stock option plans had been determined using the fair value method of accounting as set forth in Statement of Financial Accounting

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our reported net results and amounts per share would have been unfavorably affected, as illustrated below.
      During August 2004, the Compensation Committee of our Board of Directors approved the vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. The purpose for accelerating the vesting of all such options was to enhance employee morale, help retain high-potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R). The following table illustrates the effect on net results and per share amounts as if the fair value based method had been applied to all outstanding and unvested awards in each period. This table includes a pro forma charge of approximately $51.6 million for the year ended December 31, 2004 related to the August 2004 accelerated vesting. Substantially all unvested employee stock options had exercise prices above market value at that time. Had we not accelerated the vesting of unvested options in August 2004, a charge to earnings for the majority of the pro forma charge would have been reflected in our statements of operations as the related options vested in future periods. Such charges would begin in the first quarter of 2006, the effective date of SFAS No. 123(R) (discussed below under Recently Issued Accounting Standards Not Yet Effective). Refer to Note 13 for a discussion of the assumptions used in calculating the fair value of the options granted.

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(137,235)	$(44,964)	$(5,438)
Add: Total stock-based employee compensation recognized under intrinsic value method, net of tax	373	7,878	7,438
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(2,526)	(66,577)	(34,366)

Net loss, pro forma	$(139,388)	$(103,663)	$(32,366)

Earnings (loss) per share:
Basic and diluted:
As reported	$(0.78)	$(0.26)	$(0.03)
Pro forma	$(0.79)	$(0.59)	$(0.19)
      For 2005, 2004 and 2003 pro forma net losses, there was no offsetting impact to our tax provision related to pro forma stock compensation expense because of our consolidated net losses for those years and the associated recognition of valuation allowances against the related deferred tax assets (see Note 12 “Income Taxes”).

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
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS No. 123(R) to January 1, 2006 for calendar year companies. We intend to adopt this statement on the new effective date and will use the modified prospective method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with unvested stock options was approximately $7.4 million as of December 31, 2005 which will be amortized over a weighted average period of approximately 1.5 years. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.
      We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We will continue to use the Black-Scholes option pricing model to measure the fair value of employee stock options upon the adoption of SFAS No. 123(R).
      SFAS No. 123(R) also requires the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options as well as when we will be able to utilize our federal net operating loss carryforwards.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date as defined in SFAS No. 123(R). The guidance in the FSP will be applied upon the Company’s initial adoption of SFAS No. 123(R).
      In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements and disclosures.
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

2.	Restatement of Consolidated Financial Statements, Special Committee and Company Findings
      As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices during the period from our initial public offering in 1998 through the present.
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment”. We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended	Year Ended December 31,			Cumulative	Additional
	June 30,				Effect	Compensation
	2006	2005	2004	2003	2002-1998	Expense

	(In thousands)
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Improper Measurement Dates for Annual Stock Option Grants. We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002 for those options. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).
      Modifications to Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.
      Improper Measurement Dates for Other Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we have restated our historical financial statements to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”
      Stock Option Grants to Non-employees. We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $1.6 million.
      All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we identified as a result of the stock option review is approximately $108.8 million through June 30, 2006.
      Incremental stock-based compensation charges of $108.8 million resulted in deferred income tax benefits of $3.2 million. Such amount is nominal relative to the amount of the incremental stock-based compensation charges as we maintained a full valuation allowance against our domestic deferred tax assets since 2002 coupled with the fact that incremental stock-based compensation charges relating to our foreign subsidiaries were not deductible for local tax purposes during the relevant periods due to the absence of related re-charge agreements with those subsidiaries. The $3.2 million deferred tax benefit resulted primarily from the write-off of stock-based compensation related deferred tax assets to additional paid-in capital in 2002; such write-off had originally been charged to income tax expense in 2002. We also recorded payroll related taxes totaling $0.4 million primarily relating to certain of our French employees.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of our determination that the exercise prices of certain option grants were below the market price of our stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the Internal Revenue Code (the “IRC”). Because Section 409A relates to the employee’s income recognition as stock options vest, when we accelerated the vesting of all unvested options in July 2004 (the “2004 Accelerated Vesting” described under “Improper Measurement Dates for Annual Grants”) the impact of Section 409A was mitigated for substantially all of our outstanding stock grants. For stock options granted subsequent to the 2004 Accelerated Vesting, the impact of Section 409A is not expected to materially impact our employees and financial statements as a result of various transition rules and potential remediation efforts. Further we considered IRC Section 162(m) and its established limitation thresholds relating to total remuneration and concluded, for periods prior to June 30, 2006, that our tax deductions related to stock-based compensation were not materially changed as a result of any employee whose remuneration changed as a result of receiving an option at less than fair value.
      As previously disclosed, we are the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to our historical stock option practices. We intend to continue to cooperate with the SEC. As a result of the restatement, the related disclosures included in the Notes to Condensed Consolidated Financial Statements have been revised if indicated as restated.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for each of the three years ended December 31, 2005.

	Year Ended December 31,

	2005			2004			2003

	As Previously			As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,099,949	$—	$2,099,949	$1,901,279	$—	$1,901,279	$1,603,768	$—	$1,603,768
Cost of sales	1,743,996	182	1,744,178	1,533,447	4,562	1,538,009	1,267,302	3,277	1,270,579

Gross profit	355,953	(182)	355,771	367,832	(4,562)	363,270	336,466	(3,277)	333,189

Operating expenses:
Selling, general and administrative	243,155	164	243,319	221,915	2,866	224,781	183,291	3,963	187,254
Research and development	37,347	—	37,347	36,707	—	36,707	30,167	—	30,167
Provision for legal settlements and contingencies	50,000	—	50,000	—	—	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	(4,408)	—	—	—	—	—	—

Total operating expenses	326,094	164	326,258	258,622	2,866	261,488	213,458	3,963	217,421

Operating income	29,859	(346)	29,513	109,210	(7,428)	101,782	123,008	(7,240)	115,768

Other (income) expense:
Interest expense, related party	521	—	521	—	—	—	—	—	—
Interest expense, net	165,351	—	165,351	148,902	—	148,902	140,281	—	140,281
Foreign currency (gain) loss	9,318	—	9,318	6,190	—	6,190	(3,022)	—	(3,022)
Other (income) expense, net	(444)	—	(444)	(24,444)	—	(24,444)	31,052	—	31,052

Total other expense	174,746	—	174,746	130,648	—	130,648	168,311	—	168,311

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(144,887)	(346)	(145,233)	(21,438)	(7,428)	(28,866)	(45,303)	(7,240)	(52,543)
Equity investment losses	(55)	—	(55)	(2)	—	(2)	(3,290)	—	(3,290)
Minority interests	2,502	—	2,502	(904)	—	(904)	(4,008)	—	(4,008)

Loss from continuing operations before income taxes	(142,440)	(346)	(142,786)	(22,344)	(7,428)	(29,772)	(52,601)	(7,240)	(59,841)
Income tax provision (benefit)	(5,551)	—	(5,551)	15,192	—	15,192	(233)	—	(233)

Loss from continuing operations	(136,889)	(346)	(137,235)	(37,536)	(7,428)	(44,964)	(52,368)	(7,240)	(59,608)

Income from discontinued operations, net of tax	—	—	—	—	—	—	54,566	(396)	54,170

Net income (loss)	$(136,889)	$(346)	$(137,235)	$(37,536)	$(7,428)	$(44,964)	$2,198	$(7,636)	$(5,438)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005			2004			2003

	As Previously			As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$(0.31)	$(0.04)	$(0.35)
From discontinued operations	—	—	—	—	—	—	0.32	—	0.32

Income (loss) per common share	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$0.01	$(0.04)	$(0.03)

Shares used in computing income (loss) per common share:
Basic	176,385		176,385	175,342		175,342	167,142		167,142
Diluted	176,385		176,385	175,342		175,342	167,142		167,142

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheets as of December 31, 2005 and 2004.

	December 31,

	2005			2004

	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$206,575	$—	$206,575	$372,284	$—	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	—	381,495	265,547	—	265,547
Other	5,089	—	5,089	3,948	—	3,948
Inventories, net	138,109	—	138,109	111,616	—	111,616
Other current assets	35,222	—	35,222	32,591	—	32,591

Total current assets	766,490	—	766,490	785,986	—	785,986
Property, plant and equipment, net	1,419,472	—	1,419,472	1,380,396	—	1,380,396
Goodwill	653,717	—	653,717	656,052	—	656,052
Intangibles, net	38,391	—	38,391	47,302	—	47,302
Investments	9,668	—	9,668	13,762	—	13,762
Other assets	67,353	—	67,353	81,870	—	81,870

Total assets	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$184,389	$—	$184,389	$52,147	$—	$52,147
Trade accounts payable	326,712	—	326,712	211,808	—	211,808
Accrued expenses	123,631	396	124,027	175,075	378	175,453

Total current liabilities	634,732	396	635,128	439,030	378	439,408
Long-term debt, related party	100,000	—	100,000	—	—	—
Long-term debt	1,856,247	—	1,856,247	2,040,813	—	2,040,813
Other non-current liabilities	135,861	—	135,861	109,317	—	109,317

Total liabilities	2,726,840	396	2,727,236	2,589,160	378	2,589,538
Commitments and contingencies (see Note 14)
Minority interests	3,950	—	3,950	6,679	—	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178	176	—	176
Additional paid-in capital	1,326,426	105,117	1,431,543	1,323,579	104,789	1,428,368
Accumulated deficit	(1,105,961)	(105,513)	(1,211,474)	(969,072)	(105,167)	(1,074,239)
Accumulated other comprehensive income	3,658	—	3,658	14,846	—	14,846

Total stockholders’ equity	224,301	(396)	223,905	369,529	(378)	369,151

Total liabilities and stockholders’ equity	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The additional non-cash charges for stock-based compensation expense and related tax effects had no impact on our consolidated statements of cash flows. We identified a classification error relating to stock-based compensation in our consolidated statements of cash flows and we increased net cash provided by operating activities by less than $0.1 million and $0.6 million for the year ended December 31, 2005 and 2004, respectively, offset by a similar decrease in net cash used in financing activities.
      The cumulative effect of the stock option errors prior to January 1, 2003 increased additional paid-in capital by $90.1 million, increased accumulated deficit by $90.1 million and impacted total stockholders’ equity by less than $0.1 million. Incremental stock-based compensation charges, net of tax, totaled $61.6 million, $15.8 million, $9.5 million, and $3.2 million for the years ended December 31, 2002, 2001, 2000 and 1999.

3.	Liquidity

Status as of December 31, 2005
      We generated a loss from continuing operations of $137.2 million for the year ended December 31, 2005, which included a provision of $50.0 million for legal settlements and a gain on the sale of our specialty test operations of $4.4 million. This compares to a loss from continuing operations for the years ended December 31, 2004 and 2003 of $45.0 million and $59.6 million, respectively. Our operating activities provided cash totaling $97.2 million in 2005, $219.2 million in 2004 and $136.7 million in 2003. However, in 2005 and 2004, cash flow from operating activities was insufficient to fully cover cash used for investing activities. Investing activities during these periods have been primarily for capital expenditures for additional processing capacity to service anticipated customer demand and business acquisitions to fuel future growth. The cash shortfall was covered by incurring additional indebtedness. We now have and for the foreseeable future will continue to have a significant amount of indebtedness. At December 31, 2005 we had $2,140.6 million of debt, of which $184.4 million was classified as a current liability. We were in compliance with all debt covenants at December 31, 2005 and expect to remain in compliance with these covenants through December 31, 2006.
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

Status as of October 6, 2006
      On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016 (issued in May 2006), 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Subordinated Notes due 2011 (issued in May 2006) stating that US Bank, as trustee, had not received our financial statements for the fiscal quarter ended June 30, 2006 and that we have 60 days from the date of the letter to file our Quarterly Report on From 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes.
      On August 11, 2006, we received a letter dated August 11, 2006 from Wells Fargo Bank National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we file a Form 10-Q within 60 days after the date of such letter, it will ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.
      If an “Event of Default” were to occur under any of the notes described above, the trustees or holders of at least 25% in aggregate principal amount of such series then outstanding could attempt to declare all related unpaid principal and premium, if any, and accrued interest on such series of notes then outstanding to be immediately due and payable. As of August 31, 2006, there is approximately $1.62 billion of aggregate unpaid principal outstanding of the above mentioned notes.
      On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016 (issued in May 2006), (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011 (issued in May 2006).
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of this Annual Report on Form 10-K/ A and our Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
      With the resolution of the events of default described above, we believe that our cash flows from operating activities coupled with our existing cash balances and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, debt service and capital expenditure requirements for the next twelve months.

4.	Fair Value of Financial Instruments
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

5.	Inventories
      Inventories consist of the following:

	December 31,

	2005	2004

	(In thousands)
Raw materials and purchased components, net of reserves of $23.7 million and $25.3 million, respectively	$106,308	$89,506
Work-in-process	30,124	21,150
Finished goods	1,677	960

	$138,109	$111,616

6.	Property Plant and Equipment
      Property, plant and equipment consist of the following:

	December 31,

	2005	2004

	(In thousands)
Land	$111,451	$112,009
Land use rights	19,945	19,945
Buildings and improvements	655,042	633,528
Machinery and equipment	1,958,181	1,953,392
Furniture, fixtures and other equipment	140,163	165,446
Construction in progress	103,439	102,952

	2,988,221	2,987,272
Less — Accumulated depreciation and amortization	(1,568,749)	(1,606,876)

	$1,419,472	$1,380,396

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Construction in progress at December 31, 2005 and 2004, includes $95.4 million and $93.7 million, respectively, related to the facility in Shanghai, China acquired in connection with our May 2004 acquisition (see Note 17 “Acquisitions”). Associated with this facility, we have rights to use the land on which the building is located for a period of 50 years. During 2005, we wrote off $175.1 million of fully-depreciated assets which are no longer in use.
      The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Payments for property, plant, and equipment	$295,943	$407,740	$190,891
Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses, net	(1,164)	(2,014)	39,613

Property, plant and equipment additions	$294,779	$405,726	$230,504

7.	Goodwill and Other Intangible Assets
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period for the patents and technology rights is 9.0 years. The weighted average amortization period for all intangible assets is 8.6 years.
      In connection with our January 2004 acquisition of Amkor Iwate Corporation (see Note 17 “Acquisitions”), we recorded a customer relationship intangible asset of $3.3 million. This asset is amortized on a straight-line basis, against net revenues, over its 7-year useful life.
      In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd. (see Note 17 “Acquisitions”), we entered into a supply agreement to provide IBM certain packaging and test services. This supply agreement was recorded as an intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is being amortized on a straight-line basis against net revenues over the 6.5 year term of the agreement.

8.	Investments
      Investments include non-current marketable securities and equity investments as follows:

	December 31,

	2005	2004

	(In thousands)
Marketable securities classified as available for sale:
ASI (ownership of 2% at December 31, 2005 and 2004)	$8,879	$12,940
Other marketable securities classified as available for sale	714	722

Total marketable securities	9,593	13,662
Equity method investments	75	100

	$9,668	$13,762

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

9.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004
	(As restated)	(As restated)

	(In thousands)
Accrued interest	$34,545	$34,547
Accrued payroll	26,339	26,026
Accrued income taxes	2,776	35,387
Other accrued expenses	60,367	79,493

	$124,027	$175,453

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued income taxes decreased $32.6 million from December 31, 2004 to December 31, 2005 primarily as a result of the finalization of the audits of our 2000 and 2001 federal income tax returns by the Internal Revenue Service. See Note 12 “Income Taxes” for further discussion.

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
      As discussed in Note 21 “Subsidiary Guarantors”, certain of our subsidiaries guarantee our senior notes.

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

Covenants
      Certain of our debt agreements contain performance covenants, such as restrictions on our ability to declare and pay dividends, issue preferred stock, sell assets as well as covenants that limit the incurrence of additional debt based on our interest expense coverage ratio and collateralization. Certain of our foreign subsidiaries’ debt agreements contain financial covenants such as a minimum current ratio, maximum leverage ratio and limitations on inter-company loans with certain of our subsidiaries. We were in compliance with all of our covenants as of December 31, 2005. See Liquidity — Status as October 6, 2006 in Note 3 for discussion of defaults that occurred subsequent to December 31, 2005.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities

Payments Due for the Year Ending December 31,	Total Debt

(In thousands)
2006	$184,389
2007	166,629
2008	491,611
2009	211,724
2010	311,762
Thereafter	774,521

Total	$2,140,636

11.	Employee Benefit Plans

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

Foreign Defined Benefit Pension Plans
      Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. We acquired UST (see Note 17 “Acquisitions”) and its related defined benefit plan during the third quarter of 2004.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2006	$1,451
2007	1,614
2008	1,880
2009	2,272
2010	3,410
2011 to 2015	20,727

12.	Income Taxes
      Geographic sources of income (loss) from continuing operations before income taxes and minority interest and after equity losses are as follows:

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

	(In thousands)
United States	$(116,175)	$(49,670)	$(105,528)
Foreign	(29,113)	20,802	49,695

	$(145,288)	$(28,868)	$(55,833)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

	(In thousands)
Expected federal tax benefit at 35%	$(50,851)	$(10,104)	$(19,542)
State taxes, net of federal benefit	(4,368)	(1,546)	(1,154)
Foreign income taxed at different rates	42,090	(2,856)	(829)
Repatriation of foreign earnings and profits	—	60,201	—
Adjustments related to prior years	(68,972)	1,816	(13,330)
Change in valuation allowance	74,952	(34,160)	35,012
Other	1,598	1,841	(390)

Total	$(5,551)	$15,192	$(233)

      The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,

	2005	2004
	(As restated)	(As restated)

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$182,599	$140,839
Capital loss carryforwards	108,723	109,141
Investments	15,841	10,222
Income tax credits	12,183	7,349
Property, plant and equipment	20,167	9,579
Other	31,785	47,341

Total deferred tax assets	371,278	324,471
Valuation allowance	(351,952)	(276,999)

Net deferred tax assets	19,346	47,472

Deferred tax liabilities:
Property, plant and equipment	5,598	3,837
Other	6,972	11,176

Total deferred tax liabilities	12,570	15,013

	$6,776	$32,459

      During 2005, the valuation allowance on our deferred tax assets increased by $75.0 million, resulting from a charge to establish a valuation allowance against the increase in our U.S., Taiwanese, Singaporean, and Philippine net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. In 2004, the valuation allowance on our deferred tax assets decreased by $24.5 million, primarily as a result of a $34.2 million benefit relating to utilization of U.S. net operating loss carryforwards, offset by a $9.7 million valuation allowance against UST’s net operating losses which was recorded in connection with our UST acquisition accounting. In connection with our divestiture in 2004 of 10.1 million shares of ASI common stock, we generated a capital loss of approximately $56.8 million; however, we provided a full valuation allowance against such capital loss because we did not have any offsetting capital gains. At December 31,

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the valuation allowance includes amounts relating to the tax benefits of pre-acquisition net operating losses and credits and the tax deduction associated with employee stock options. If these benefits are subsequently realized, they will be recorded to goodwill, non-current intangible assets, and contributed capital in the amounts of $16.4 million, $3.7 million, and $5.3 million, respectively.
      As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines and China is subject to reduced tax rates, and in some cases is exempt from taxes. In Korea, we benefit from a tax holiday extending through 2014 that provides for a 100% tax holiday for seven years and then a 50% tax holiday for an additional three years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays, we have committed to certain export and employment levels. For 2005, certain qualifying Philippine operations benefited from a full tax holiday, expiring at the end of 2005, while the remaining operations benefited from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then a 50% tax holiday for an additional two years. This tax holiday commences in the first full taxable period when our Chinese operations have taxable income, after utilization of any allowable Chinese net operating loss carryforwards. Additionally, in January 2006, we received an agreement in principal with the Singapore Economic Development Board. Subject to final approval by the tax authorities and certain capital investment, employment, research and development, and revenue targets, our Singapore operations will benefit from a 100% tax holiday for up to ten years, beginning no later than January 1, 2007. As a result of the net operating losses incurred by our foreign subsidiaries subject to tax holidays we did not recognize any benefits relating to such tax holidays in 2005, 2004 or 2003.
      At December 31, 2005, we have U.S. and state net operating losses available to be carried forward totaling $392.7 million and $356.6 million, respectively, expiring in varying amounts through 2025. Additionally, as of December 31, 2005, our Taiwan, Singapore, and Philippines operations had $70.7 million, $4.5 million, and $4.7 million respectively, of net operating losses available for carryforward. If these foreign net operating losses are not utilized, they will expire in varying amounts through 2010. We also have U.S. capital loss carryforwards of $271.8 million which will expire in varying amounts from 2006 through 2009. Our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

13.	Stock Compensation Plans
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of our stock option plans is as follows:

			Weighted Average
		Weighted Average	Grant Date Fair
	Number of	Exercise Price	Values
	Shares	Per Share	(As restated)

Balance at December 31, 2002	6,573,263	$14.15
Granted	11,406,399	11.29	$7.81
Exercised	976,903	10.40
Cancelled	1,213,189	19.81

Balance at December 31, 2003	15,789,570	11.90
Granted	3,082,810	6.53	$4.86
Exercised	210,921	10.32
Cancelled	934,693	15.26

Balance at December 31, 2004	17,726,766	10.80
Granted	706,300	4.36	$3.34
Exercised	22,036	3.54
Cancelled	2,041,036	10.90

Balance at December 31, 2005	16,369,994	$10.53

Options exercisable at:
December 31, 2003	3,181,757	$13.52
December 31, 2004	15,136,062	11.81
December 31, 2005	14,164,987	11.42
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,

	2005	2004	2003

Expected life (in years)	5.8	4.0	4.0
Risk-free interest rate	4.0%	3.3%	2.0%
Volatility	91%	94%	99%
Dividend yield	—	—	—
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
      For the years ended December 31, 2005, 2004 and 2003, employees purchased common stock shares under the ESPP of 992,952, 999,817 and 996,827, respectively. The average estimated fair values of the purchase rights granted during the years ended December 31, 2005, 2004 and 2003 based on the Black-Scholes option pricing model were $0.85, $2.55 and $1.70, respectively.
      The following assumptions were used to calculate weighted average fair values of the purchase rights granted:

	For the Year Ended
	December 31,

	2005	2004	2003

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.4%	3.5%	2.9%
Volatility	64%	97%	68%
Dividend yield	—	—	—

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Leases
      Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2006	$12,881
2007	11,052
2008	8,356
2009	7,120
2010	6,751
Thereafter	65,504

Total (net of minimum sublease income of $0.7 million)	$111,664

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outcome of the investigation. In the event that the investigation leads to SEC action against an officer or director of the Company, our business or the trading price of our common stock may be adversely impacted.

15.	Related Party Transactions
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

16.	Discontinued Operations
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the results from discontinued operations for the year ended December 31, 2003 is as follows:

For the Year Ended
December 31, 2003

(In thousands)
(As restated)
Net sales	$34,636
Gross profit	3,055
Operating income	3,059
Gain on sale of wafer fabrication services business	58,600
Other (income) expense	(11)
Tax expense	7,500
Net income from discontinued operations	54,170

17.	Acquisitions

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price allocation of $48.0 million was as follows:

(In millions)
Current assets	$9.9
Property, plant and equipment	45.0
Intangible assets — patents and technology rights	5.2
Goodwill	28.8
Other assets	2.5

Total assets acquired	91.4

Current liabilities	21.4
Long term debt	14.8
Other liabilities	2.8
Minority interest	4.4
Total liabilities and minority interest assumed	43.4

$48.0

18.	Restructuring and Reduction in Force
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

19.	Sale of Specialty Test Operations
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2005, the $1.3 million note receivable, reduced by the unamortized discount of $0.3 million, is included in other assets.

20.	Business Segments, Customer Concentrations and Geographic Information
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following supplementary information presents net sales allocated by service type:

	Net Sales

	2005	2004	2003

	(In thousands)
Packaging
Leadframe	$833,680	$844,168	$793,865
Laminate	986,976	838,464	639,904
Other	81,898	43,729	33,679
Test	197,395	174,918	136,320

Consolidated	$2,099,949	$1,901,279	$1,603,768

21.	Subsidiary Guarantors
      Our payment obligations under the senior notes and senior subordinated notes (see Note 10) of $1,344.2 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of: Unitive, Inc.; Unitive Electronics, Inc.; Amkor International Holdings, LLC; Amkor Technology Ltd.; P-Four, LLC and Amkor Technology Philippines, Inc.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of its preferred stock, in exchange for settlement of an intercompany note, from the parent, for approximately $105.5 million.
Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Current assets:
Cash and cash equivalents	$106,833	$10,432	$89,310	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,346	115,127	—	381,495
Other	4,489	1,492	(892)	—	5,089
Inventories, net	94,813	8,463	34,833	—	138,109
Other current assets	4,049	1,035	30,138	—	35,222

Total current assets	473,206	24,768	268,516	—	766,490

Intercompany	1,211,929	(106,643)	(1,105,286)	—	—
Property, plant and equipment, net	41,574	299,915	1,077,983	—	1,419,472
Goodwill	37,188	24,288	592,241	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,599	338,801	845,900	(1,804,632)	9,668
Other assets	45,624	(190)	21,919	—	67,353

Total assets	2,455,883	584,998	1,718,842	(1,804,632)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	5,302	45,264	—	184,389
Other current liabilities	206,579	46,470	197,690	—	450,739

Total current liabilities	340,402	51,772	242,954	—	635,128

Long-term debt, related party	100,000	—	—	—	100,000
Long-term debt	1,790,579	—	65,668	—	1,856,247
Other noncurrent liabilities	997	11,771	123,093	—	135,861

Total liabilities	2,231,978	63,543	431,715	—	2,727,236

Commitments and contingencies
Minority interests	—	—	3,950	—	3,950

Total stockholders’ equity	223,905	521,455	1,283,177	(1,804,632)	223,905

Total liabilities and stockholders’ equity	$2,455,883	$584,998	$1,718,842	$(1,804,632)	$2,955,091

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Current assets:
Cash and cash equivalents	$267,692	$26,217	$78,375	$—	$372,284
Accounts receivable:
Trade, net of allowance	124,514	29,115	111,918	—	265,547
Other	1,413	1,720	815	—	3,948
Inventories, net	76,162	7,614	27,840	—	111,616
Other current assets	3,445	2,601	26,545	—	32,591

Total current assets	473,226	67,267	245,493	—	785,986

Intercompany	1,163,793	(88,206)	(1,075,587)	—	—
Property, plant and equipment, net	51,912	336,438	992,046	—	1,380,396
Goodwill	37,188	24,280	594,584	—	656,052
Intangibles, net	20,376	4,530	22,396	—	47,302
Investments	776,062	357,360	860,960	(1,980,620)	13,762
Other assets	64,060	2,358	15,452	—	81,870

Total assets	2,586,617	704,027	1,655,344	(1,980,620)	2,965,368

Current liabilities:
Short term borrowings and current portion of long-term debt	14,965	965	36,217	—	52,147
Other current liabilities	177,386	32,680	177,195	—	387,261

Total current liabilities	192,351	33,645	213,412	—	439,408

Long-term debt, related party	—	—	—	—	—
Long-term debt	2,024,244	—	16,569	—	2,040,813
Other non-current liabilities	871	10,307	98,139	—	109,317

Total liabilities	2,217,466	43,952	328,120	—	2,589,538

Commitments and contingencies
Minority interests	—	—	6,679	—	6,679

Total stockholders’ equity	369,151	660,075	1,320,545	(1,980,620)	369,151

Total liabilities and stockholders’ equity	$2,586,617	$704,027	$1,655,344	$(1,980,620)	$2,965,368

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$1,467,509	$529,392	$1,121,720	$(1,018,672)	$2,099,949
Cost of sales	1,306,723	472,300	971,399	(1,006,244)	1,744,178

Gross profit	160,786	57,092	150,321	(12,428)	355,771

Operating expenses:
Selling, general and administrative	115,686	52,499	87,562	(12,428)	243,319
Research and development	(2,341)	8,241	31,447	—	37,347
Provision for legal settlements and contingencies	50,000	—	—	—	50,000
Gain on sale of specialty test operations	(4,408)	—	—	—	(4,408)

Total operating expenses	158,937	60,740	119,009	(12,428)	326,258

Operating income	1,849	(3,648)	31,312	—	29,513

Other (income) expense:
Interest expense, related party	521	—	—	—	521
Interest expense, net	98,130	6,492	60,729	—	165,351
Foreign currency (gain) loss	5,407	1,747	2,164	—	9,318
Other (income) expense, net	5,204	(571)	(5,077)	—	(444)

Total other expense	109,262	7,668	57,816	—	174,746
Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(107,413)	(11,316)	(26,504)	—	(145,233)
Equity investment earnings (losses)	(39,889)	(12,337)	(5,364)	57,535	(55)
Minority interests	—	—	2,502	—	2,502

Loss from continuing operations before income taxes	(147,302)	(23,653)	(29,366)	57,535	(142,786)
Income tax provision (benefit)	(10,067)	2,774	1,742	—	(5,551)

Loss from continuing operations	(137,235)	(26,427)	(31,108)	57,535	(137,235)
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(137,235)	$(26,427)	$(31,108)	$57,535	$(137,235)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$1,255,720	$488,133	$954,326	$(796,900)	$1,901,279
Cost of sales	1,110,029	383,914	832,166	(788,100)	1,538,009

Gross profit	145,691	104,219	122,160	(8,800)	363,270

Operating expenses:
Selling, general and administrative	119,878	44,229	69,474	(8,800)	224,781
Research and development	5,626	6,912	24,169	—	36,707
Provision for legal settlements and contingencies	—	—	—	—	—
Gain on sale of specialty test operations	—	—	—	—	—

Total operating expenses	125,504	51,141	93,643	(8,800)	261,488

Operating income	20,187	53,078	28,517	—	101,782

Other (income) expense:
Interest expense, related party	—	—	—	—	—
Interest expense, net	90,352	2,974	55,576	—	148,902
Foreign currency (gain) loss	(3,285)	(70)	9,545	—	6,190
Other (income) expense, net	(21,687)	1,315	(4,072)	—	(24,444)

Total other expense	65,380	4,219	61,049	—	130,648
Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(45,193)	48,859	(32,532)	—	(28,866)
Equity earnings (losses)	5,766	(38,124)	45,151	(12,795)	(2)
Minority interests	—	—	(904)	—	(904)

Loss from continuing operations before income taxes	(39,427)	10,735	11,715	(12,795)	(29,772)
Income tax provision (benefit)	5,537	8,271	1,384	—	15,192

Loss from continuing operations	(44,964)	2,464	10,331	(12,795)	(44,964)
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(44,964)	$2,464	$10,331	$(12,795)	$(44,964)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$1,061,269	$462,100	$893,759	$(813,360)	$1,603,768
Cost of sales	933,242	396,271	741,443	(800,377)	1,270,579

Gross profit	128,027	65,829	152,316	(12,983)	333,189

Operating expenses:
Selling, general and administrative	108,147	27,851	64,239	(12,983)	187,254
Research and development	8,763	4,846	16,558	—	30,167
Provision for legal settlements and contingencies	—	—	—	—	—
Gain on sale of specialty test operations	—	—	—	—	—

Total operating expenses	116,910	32,697	80,797	(12,983)	217,421

Operating income (loss)	11,117	33,132	71,519	—	115,768

Other (income) expense:
Interest expense, related party	—	—	—	—	—
Interest expense, net	86,474	2,474	51,333	—	140,281
Foreign currency (gain) loss	(3,381)	(521)	880	—	(3,022)
Other (income) expense, net	30,440	1,124	(512)	—	31,052

Total other expense	113,533	3,077	51,701	—	168,311
Loss before income taxes, equity investment earnings (losses), minority interests and discontinued operations	(102,416)	30,055	19,818	—	(52,543)
Equity earnings (losses)	22,366	3,149	24,301	(53,106)	(3,290)
Minority interests	—	—	(4,008)	—	(4,008)

Loss from continuing operations before income taxes	(80,050)	33,204	40,111	(53,106)	(59,841)
Income tax provision (benefit)	(20,442)	10,728	9,481	—	(233)

Loss from continuing operations	(59,608)	22,476	30,630	(53,106)	(59,608)
Income from discontinued operations, net of tax	54,170	—	—	—	54,170

Net income (loss)	$(5,438)	$22,476	$30,630	$(53,106)	$(5,438)

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by (used in) operating activities	$6,192	$(46,021)	$136,986	$—	$97,157

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(8,419)	(36,229)	(251,295)	—	(295,943)
Proceeds from sale of specialty test operations	6,587	—	—	—	6,587
Advances for acquisition of minority interest	(19,250)	—	—	—	(19,250)
Proceeds from sale of property, plant and equipment	(186,434)	(22,248)	(31,854)	242,132	1,596

Net cash used in investing activities	(207,516)	(58,477)	(283,149)	242,132	(307,010)

Cash flows from financing activities:
Net change in bank overdraft	(102)	—	—	—	(102)
Borrowings under revolving credit facilities	—	5,300	115,105	—	120,405
Payments under revolving credit facilities	—	—	(120,727)	—	(120,727)
Proceeds from issuance of long-term debt and capital leases	—	—	116,317	—	116,317
Payment for debt issuance costs	(1,715)	—	(472)	—	(2,187)
Proceeds from issuance of related party debt	100,000	—	—	—	100,000
Payments of long-term debt, including redemption premiums	(114,642)	(962)	(53,268)	—	(168,872)
Proceeds from issuance of stock through stock compensation plans	56,960	84,375	103,601	(242,132)	2,804

Net cash provided by (used in) financing activities	40,501	88,713	160,556	(242,132)	47,638

Effect of exchange rate fluctuations on cash and cash equivalents	(36)	—	(3,458)	—	(3,494)

Net increase (decrease) in cash and cash equivalents	(160,859)	(15,785)	10,935	—	(165,709)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$106,833	$10,432	$89,310	$—	$206,575

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by (used in) operating activities	$(97,820)	$125,661	$191,382	$—	$219,223

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(12,336)	(130,303)	(265,101)	—	(407,740)
Acquisitions, net of cash acquired	(45,283)	—	(18,330)	—	(63,613)
Proceeds from the sale of investments	49,409	—	—	—	49,409
Proceeds from note receivable	—	—	18,627	—	18,627
Proceeds from the sale of property, plant and equipment	(188,190)	2,190	515	193,094	7,609

Net cash used in investing activities	(196,400)	(128,113)	(264,289)	193,094	(395,708)

Cash flows from continuing financing activities:
Net change in bank overdrafts	(2,588)	—	—	—	(2,588)
Borrowings under revolving credit facilities	—	—	260,423	—	260,423
Payments under revolving credit facilities	—	—	(256,720)	—	(256,720)
Proceeds from issuance of long-term debt and capital leases	548,315	—	1,449	—	549,764
Payment for debt issuance costs	(23,280)	—	8,002	—	(15,278)
Payments of long-term debt, including redemption premiums	(170,464)	(4,712)	(10,066)	—	(185,242)
Payments on notes payable	—	—	(121,600)	—	(121,600)
Proceeds from issuance of stock through stock compensation plans	5,821	7,191	185,903	(193,094)	5,821

Net cash provided by (used in) financing activities	357,804	2,479	67,391	(193,094)	234,580

Effect of exchange rate fluctuations on cash and cash equivalents related to continuing operations	157	—	662	—	819

Cash flows provided by discontinued operations	111	—	—	—	111

Net increase (decrease) in cash and cash equivalents	63,852	27	(4,854)	—	59,025
Cash and cash equivalents, beginning of period	203,840	26,190	83,229	—	313,259

Cash and cash equivalents, end of period	$267,692	$26,217	$78,375	$—	$372,284

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by (used in) operating activities	$(106,830)	$101,265	$142,298	$—	$136,733

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(4,934)	(41,198)	(144,759)	—	(190,891)
Acquisitions, net of cash acquired	—	—	(2,505)	—	(2,505)
Proceeds from the sale of investments	55,879	—	716	—	56,595
Purchase of investments	(13,765)	—	—	—	(13,765)
Proceeds from note receivable	—	—	18,253	—	18,253
Other investing activities	40,635	(583)	5,199	(40,421)	4,830

Net cash used in investing activities	77,815	(41,781)	(123,096)	(40,421)	(127,483)

Cash flows from continuing financing activities:
Net change in bank overdraft	(1,943)	—	—	—	(1,943)
Borrowings under revolving credit facilities	—	—	402,692	—	402,692
Payments under revolving credit facilities	—	—	(420,120)	—	(420,120)
Proceeds from issuance of long-term debt and capital leases	595,000	—	—	—	595,000
Payments for debt issuance costs	(10,577)	—	—	—	(10,577)
Payments of long-term debt, including redemption premiums	(706,431)	—	(30,466)	—	(736,897)
Net proceeds from issuance of common stock	133,466	—	—	—	133,466
Other financing activities	16,367	(78,879)	38,458	40,421	16,367

Net cash provided by (used in) financing activities	25,882	(78,879)	(9,436)	40,421	(22,012)

Effects of exchange rate fluctuations on cash and cash equivalents related to continuing operations	—	—	1,488	—	1,488

Cash flows provided by discontinued operations	13,284	—	—	—	13,284

Net increase (decrease) in cash and cash equivalents	10,151	(19,395)	11,254	—	2,010
Cash and cash equivalents, beginning of period	193,689	45,585	71,975	—	311,249

Cash and cash equivalents, end of period	$203,840	$26,190	$83,229	$—	$313,259

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events
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
      During the first quarter of 2006, Tessera, Inc. filed a request for Arbitration and there were various securities class action and shareholder derivative lawsuits filed against us. See Note 14 “Commitments and Contingencies” for further disclosure.

23.	Subsequent Events Related to the Review of Stock Option Practices (Discussed in Note 2) (Unaudited)

Listing on The NASDAQ Stock Market
      On August 14, 2006, we received a written Staff Determination notice from the NASDAQ Stock Market stating that we are not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because we have not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, Amkor’s securities are subject to delisting. On August 21, 2006, we appealed the Staff’s delisting determination to the NASDAQ Listings Qualifications Panel (“Panel”) and requested an oral hearing before the Panel. On August 24, 2006, the NASDAQ Staff confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. A hearing before the Panel occurred on September 26, 2006 and the Panel’s decision is still pending. There can be no assurances that the Panel will grant our request for continued listing.

Litigation and Other Legal Matters
      We are currently a party to various legal proceedings and other legal matters, including those noted below. While we currently believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties. If an unfavorable ruling or event were to occur, there exists the possibility of a material adverse impact on our net results in the period in which the ruling or event occurs. The estimate of the potential impact from the following legal proceedings and other legal matters on our financial position, results of operations or cash flows could change in the future. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

AMKOR TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Update Regarding SEC Investigation
      As previously disclosed, Amkor is the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. In July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC.

Securities Class Action Litigation
      On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. On August 15, 2006, plaintiffs filed an amended complaint adding additional officer, director and former director defendants and alleging improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for stock options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper.

Shareholder Derivative Lawsuits
      On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of our current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above. In September 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers.
      On March 2, 2006, a purported shareholder derivative lawsuit entitled Kahn v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of our current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action. This action has been stayed pending resolution of the federal derivative suit referenced above.
      The derivative complaints seek monetary damages, an order directing the Company to take all necessary actions to improve corporate governance as may be necessary, equitable and/or injunctive relief as permitted by law, disgorgement, restitution, costs, fees, expenses and such other relief as the Court deems just and proper.

AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions Charged			Balance at
	Balance at	to Expense			End of
	Beginning of Period	(Income)	Write-offs	(a) Other	Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$7,122	—	(608)	—	$6,514
Year ended December 31, 2004	$6,514	(161)	(1,279)	—	$5,074
Year ended December 31, 2005	$5,074	96	(223)	—	$4,947
Deferred tax asset valuation reserve:
Year ended December 31, 2003(b)	$285,802	20,778	—	(5,045)	$301,535
Year ended December 31, 2004(b)	$301,535	(34,167)	—	9,631	$276,999
Year ended December 31, 2005(b)	$276,999	74,950	—	3	$351,952
      (a) Column represents adjustments to the deferred tax asset valuation reserve as a result of business acquisitions, the sale of available for sale securities, and stock option transactions in which the valuation reserve is adjusted directly through stockholders’ equity.
      (b) See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” in the Notes to Consolidated Financial Statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Restatement of Consolidated Financial Statements, Special Committee and Company Findings
      As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices during the period from our initial public offering in 1998 through the present.
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”), with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to the annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in, this conduct. In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to this restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended	Year Ended December 31,			Cumulative	Additional
	June 30,				Effect	Compensation
	2006	2005	2004	2003	2002-1998	Expense

	(In thousands)
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

      Improper Measurement Dates for Annual Stock Option Grants. We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).
      Modifications to Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.
      Improper Measurement Dates for Other Stock Option Grants. We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we have restated our historical financial statements to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”
      Stock Option Grants to Non-employees. We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we have restated our historical financial statements to increase stock-based compensation expense by a total of $1.6 million.
      All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we identified as a result of the stock option review is approximately $108.8 million through June 30, 2006.
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This amended Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7. We also concluded that we needed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in our June 30, 2006 Form 10-Q. We will restate the September 30, 2005 financial statements in the filing of our September 30, 2006 Form 10-Q; however, Exhibit 99.1 to this Form 10-K/A includes information concerning our unaudited consolidated financial data as of and for the three and nine month periods ended September 30, 2005.
      Additionally, in Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, concluded that we maintained effective control over financial reporting as of December 31, 2005. Our principal executive officer and principal financial officer have subsequently concluded that the material weaknesses described below existed as of December 31, 2005. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, Management’s Report on Internal Control Over Financial Reporting has also been restated.
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of December 31, 2005. As a result of the findings of the Special Committee as well as our internal review and our need to restate the consolidated financial statements for each of the three years in the period ended December 31, 2005, as described in Note 2 to our consolidated financial statements, as well as the quarterly financial information included in Item 7, we determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2005, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting (restated).” For these reasons our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting (restated)
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
      Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework established in Internal Control — Integrated Framework issued by the COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

1. We did not maintain effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures. Specifically, we failed to establish effective governance and oversight by the Compensation Committee of the Board of Directors of our activities related to the granting of stock options. Additionally, controls were not effective in adequately identifying, assessing and addressing significant risks associated with the granting of stock options that could impact our financial reporting. Finally, our controls were not adequate to prevent or detect instances of potential misconduct by members of senior management. This control deficiency resulted in the following findings of the Special Committee:

•	There is evidence that supports a finding of intentional manipulation of stock option pricing and associated stock-based compensation by a former executive, including the preparation of Compensation Committee meeting minutes that misrepresented the actions taken at certain Compensation Committee meetings. Additionally, there is some evidence that supports a finding that two other former executives may have been aware of, or participated in, this conduct;

•	Compensation Committee policies and procedures were inadequate and we failed to verify purported actions of the Compensation Committee and ensure that actions at such meetings were accurately and timely documented and periodically reported to the Board of Directors;

•	Our Human Resources personnel were inappropriately allowed to control and administer our stock option grant process without adequate input or supervision;

•	We failed to recognize stock option grant practices as a significant risk and to assure that managers and other personnel involved in the stock option grant process understood their appropriate roles and responsibilities and the consequences of their actions; and

•	We failed to assure that our personnel received adequate supervision and training on how to comply with the requirements of generally accepted accounting principles applicable to stock options.

There is evidence that Compensation Committee meeting minutes prepared by a former executive misrepresented certain actions taken by the Compensation Committee and that such meeting minutes were provided to our independent registered public accounting firm in connection with their audits of our consolidated financial statements.

This control deficiency, and related findings of the Special Committee, resulted in the restatement of our consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. This material weakness also contributed to the existence of the following additional material weakness.

2. We did not maintain effective controls over our accounting for and disclosure of our stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense and additional paid-in capital accounts and related disclosures, and in the restatement of our consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

      In Management’s Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our principal executive officer and principal financial officer have subsequently concluded that the material weaknesses described above existed as of December 31, 2005. As a result, we have now concluded that we did not maintain effective internal control over financial reporting as of

December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the COSO. Accordingly, Management’s Report on Internal Control Over Financial Reporting has also been restated.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 66.
Changes in Internal Control Over Financial Reporting
      The Special Committee issued a report to our Board of Directors in October 2006 and, while we commenced remediation of the material weaknesses described above, remediation is not complete. However management is committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Board of Directors has approved additional control procedures to remediate the material weaknesses including the following:

•	Creation and implementation of formal, documented stock option grant procedures and practices to ensure systematic approval and execution of stock option grants and the proper recording of such grants in our stock administration records and financial statements;

•	Establishment of additional training for personnel and directors in areas associated with the stock option granting processes and other compensation practices to increase competency levels of the personnel involved, and

•	Improvement in the manner of documenting the actions of the Compensation Committee and ensuring the timely reporting of Compensation Committee actions to the Board of Directors.

      As reported in our Annual Report on Form 10-K/A for 2004, as of December 31, 2004 and filed on June 6, 2005, management determined that Amkor did not maintain effective internal control over financial reporting because of a material weakness relating to the preparation and review of our consolidated statement of cash flows.
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
Summary Compensation Table

				Securities
				Underlying	All Other
Name	Year	Salary	Bonus(1)	Options(2)(#)	Compensation(3)(4)(5)

James J. Kim	2005	$830,000	$—	—	$35,791
Chief Executive Officer	2004	826,667	—	60,000	11,985
and Chairman	2003	790,000	2,150,000	1,000,000	9,970
Kenneth T. Joyce	2005	295,000	—	—	11,264
Executive Vice President and	2004	293,333	—	45,000	9,992
Chief Financial Officer	2003	273,923	200,000	250,000	9,834
Oleg Khaykin	2005	270,000	—	—	23,798
Executive Vice President	2004	269,231	—	50,000	5,606
and Chief Operating Officer	2003	165,000	75,000	—	234
John N. Boruch	2005	610,000	—	—	1,894,553
Former President,	2004	607,500	—	60,000	13,076
Chief Operating Officer	2003	580,000	580,000	1,125,000	10,677
and Director
JooHo Kim	2005	270,000	—	—	6,468
Former Executive	2004	264,616	—	150,000	12,830
Vice President of Corporate	2003	200,000	75,000	—	6,468
Strategy

(1)	Bonus amounts include incentive compensation earned in the year indicated but that were approved by our Board of Directors and paid in the following year. Payments under the Employee Profit Sharing Plan are for the year indicated and related to the prior year’s results. No incentive compensation was earned in 2005 or 2004. 2003 bonus amounts were paid in 2004.

(2)	Long-term compensation represents stock options issued under the 1998 Stock Plan during the year.

(3)	All other compensation for all of the named executives includes $6,000 paid to each executive’s 401(k) plan in each year; except Oleg Khaykin who was paid $2,798 in 2004. Mr. Khaykin began his employment with Amkor in May 2003 and was not eligible for the 401(k) matching company contribution in that year.

(4)	All other compensation includes a reimbursement for vehicle expenses and a $468 premium for $300,000 of term life insurance for which Amkor is not the beneficiary.

(5)	All other compensation for Mr. Boruch includes $1,880,867, which amount was paid or is payable pursuant to the terms of the December 22, 2005 Retirement Separation Agreement and Release described below.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of January 31, 2006 by:

•	each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors; and

•	each Named Executive Officer as of fiscal year end.

Beneficial Ownership(a)

	Number of	Percentage
Name and Address	Shares	Ownership

James J. Kim Family Control Group(b)	87,949,293	46.0%
1345 Enterprise Drive West Chester, PA 19380
FMR Corp(c)	22,995,242	13.0%
Roger A. Carolin(d)	10,000	*
Winston J. Churchill(e)	69,533	*
Gregory K. Hinckley(f)	60,333	*
James J. Kim(g)	27,239,567	14.9%
John T. Kim(h)	30,718,022	16.6%
Constantine N. Papadakis	0	*
James W. Zug(i)	58,434	*
John N. Boruch(j)	1,487,298	*
Kenneth T. Joyce(k)	309,279	*
Oleg Khaykin(l)	176,666	*
JooHo Kim(m)	174,466	*
All directors and Named Executive Officers(n)	60,303,600	31.3%

*	Represents less than 1%.

(a)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will be exercisable on or before April 1, 2006 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b)	Represents 27,239,567 shares held by James J. Kim; 8,319,939 shares held by Agnes C. Kim; 15,792,457 shares held by David D. Kim, of which 1,335,113 shares are subject to shared voting and investment power; 21,682,909 shares held by Susan Y. Kim, of which 15,425,565 shares are subject to shared voting and investment power; 30,718,022 shares held by John T. Kim, of which 16,760,678 shares are subject to shared voting and investment power; 14,457,344 shares held by the David D. Kim Trust of 12/31/87; 13,957,344 shares held by the John T. Kim Trust of 12/31/87; 6,257,344 shares held by the Susan Y. Kim Trust of 12/31/87; 2,733,334 shares held by the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, all of which are subject to shared voting and investment power;

2,733,333 shares all of which are subject to shared voting and investment power held by each of the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello and the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello; 957,077 shares held by The James and Agnes Kim Foundation, Inc.; 1,345,113 shares, of which 1,335,113 shares are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006 and all of which are subject to shared voting and investment power, held by each of the following: Trust U/D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello, Trust U/D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello, Trust U/D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello, Trust U/D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim, and Trust U/D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim; 1,335,113 shares held by the Trust U/D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim, all of which are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006 and are subject to shared voting and investment power; and 500,000 shares held by the Trust U/D of John T. Kim dated 10/27/04 f/b/o his children, all of which are subject to shared voting and investment power.

Each of the individuals, trusts, and the James and Agnes Kim Foundation, Inc., listed above, may be deemed members of the James J. Kim Family Control Group (the “James J. Kim Family”) under Section 13(d) of the Exchange Act on the basis that the trust agreement for certain of these trusts encourages the trustees of the trusts to vote the shares of our common stock held by them, in their discretion, in concert with the James Kim Family and it is likely that the trustees of the other trusts will do the same. James J. and Agnes C. Kim are husband and wife. David D. Kim, John T. Kim and Susan Y. Kim are the children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987 has as their sole trustee David D. Kim, John T. Kim and Susan Y. Kim respectively. Susan Y. Kim is the parent of Alexandra Panichello, Jacqueline Panichello and Dylan Panichello and is the co-trustee of each of her children’s trust along with John T. Kim. These trusts are as follows: Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello, and Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello. John T. Kim established the “Trust U/D of John T. Kim dated 10/27/04 f/b/o his children” with himself and Susan Y. Kim as co-trustees. James J. Kim has established trusts for each of the children of Susan Y. Kim, John T. Kim, and David D. Kim as follows: Trust U/D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), the Trust U/D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim (John T. Kim and David D. Kim as co-trustees). The trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust.

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

(c)	As reported by FMR Corp. and Edward C. Johnson 3d, chairman of FMR Corp., on a Schedule 13G/A filed with the Commission on February 14, 2006. FMR Corp. reported that it has sole voting power with respect to 2,330,882 shares and sole investment power for all 22,995,242 shares. Mr. Johnson reported he has sole voting and investment power for all 22,995,242 shares.

(d)	Roger Carolin was elected to the board as of February 7, 2006, and acquired these shares on February 14, 2006.

(e)	Includes 48,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Churchill on or before April 1, 2006.

(f)	Includes 48,333 shares issuable upon the exercise of stock options that are exercisable by Mr. Hinckley on or before April 1, 2006.

(g)	Includes 1,020,000 shares issuable upon the exercise of options that are exercisable on or before April 1, 2006 and 4,672,897 shares that are issuable upon the conversion of convertible debt that is convertible on or before April 1, 2006. This does not include 8,319,939 shares owned by Agnes C. Kim, Mr. Kim’s spouse, of which Mrs. Kim has sole voting and investment power. Mr. James J. Kim disclaims beneficial ownership of these 8,319,939 shares.

(h)	Includes 13,957,344 shares held by the John T. Kim Trust of 12/31/87, of which John T. Kim, has sole voting and investment power, and 16,760,678 shares held by various trusts established for the children of Susan Y. Kim, John T. Kim and David D. Kim, of which Mr. John T. Kim as co-trustee has shared voting and investment power; 8,010,678 of these shares are issuable upon conversion of convertible debt which is convertible on or before April 1, 2006. Mr. John T. Kim disclaims beneficial ownership of these 16,760,678 shares.

(i)	Includes 26,667 shares issuable upon the exercise of stock options that are exercisable by Mr. Zug on or before April 1, 2006.

(j)	Includes 1,425,892 shares issuable upon the exercise of stock options that are exercisable by Mr. Boruch on or before April 1, 2006.

(k)	Includes 288,000 shares issuable upon the exercise of stock options that are exercisable by Mr. Joyce on or before April 1, 2006.

(l)	Includes 176,666 shares issuable upon the exercise of stock options that are exercisable by Mr. Khaykin on or before April 1, 2006.

(m)	Includes 167,416 shares issuable upon the exercise of stock options that are exercisable by Mr. JooHo Kim on or before April 1, 2006.

(n)	Includes 3,201,309 shares issuable upon the exercise of stock options that are exercisable on or before April 1, 2006, and 12,683,575 shares issuable upon the conversion of convertible debt convertible on or before April 1, 2006.
EQUITY COMPENSATION PLANS
      The following table summarizes our equity compensation plans as of December 31, 2005:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column(a))

Equity compensation plans approved by stockholders	16,236,494	$10.47	6,269,809	(1)(2)(3)
Equity compensation plans not approved by stockholders	133,500	$17.14	338,000	(4)

Total equity compensation plans	16,369,994		6,607,809

(1)	As of December 31, 2005, 105,000 shares of common stock were reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserved for issuance under the plan. This plan does not have a replenishment provision and as of December 31, 2005, 105,000 shares were available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

(2)	As of December 31, 2005, 7,048 shares of common stock were available for sale under the 1998 Employee Stock Purchase Plan; and there is a provision for an annual replenishment to bring the number of shares of common stock available for sale under such plan up to 1,000,000 as of each January 1. January 1, 2006, 992,952 additional shares were made available pursuant to the annual replenishment provision. The Board of Directors resolved to terminate the ESPP as of April 2006.

(3)	As of December 31, 2005, a total of 6,157,761 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2006, no additional shares were made available pursuant to the annual replenishment provision.

(4)	As of December 31, 2005, a total of 338,000 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2006, no additional shares were made available pursuant to the annual replenishment provision.

Item 13.	Certain Relationships and Related Transactions
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
PART IV

Item 15.	Exhibit and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedules
      The financial statements and schedules filed as part of this Annual Report on Form 10-K/A are listed in the index under Item 8.
      (b) Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)

2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.11	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.12	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(9)
4.13	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(10)
4.14	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(11)
4.15	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003.(13)
4.16	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.17	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture.(20)
4.18	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011.(20)
4.19	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(29)
4.20	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(29)
10.1	Form of Indemnification Agreement for directors and officers.(3)

10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.(29)
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9	1998 Director Option Plan and form of agreement thereunder.(3)
10.10	1998 Employee Stock Purchase Plan.(3)
10.11	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.12	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.13	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.14	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.15	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003.(14)
10.17	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers.(16)
10.18	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc.(16)
10.19	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent.(16)
10.20	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JP Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)
10.21	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.22	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.23	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent.(18)
10.24	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.25	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)

10.26	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc.(18)
10.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.31	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.35	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.36	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)
10.37	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)
10.38	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch.(29)
10.39	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
10.40	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(25)
10.41	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four,ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)

10.42	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.43	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.44	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.45	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.46	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.47	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.48	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.49	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.50	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.51	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.52	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.53	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(29)
10.54	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(29)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003.(22)
21.1	List of subsidiaries of the Registrant.(29)
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Selected consolidated financial data for the three and nine month periods ended September 30, 2005.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/ A to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ James J. Kim

James J. Kim
Chairman and Chief Executive Officer
Date: October 6, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Kenneth T. Joyce, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/ A, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	October 6, 2006

/s/ Kenneth T. Joyce Kenneth T. Joyce	Executive Vice President and Chief Financial Officer	October 6, 2006

/s/ Oleg Khaykin Oleg Khaykin	Executive Vice President and Chief Operating Officer	October 6, 2006

/s/ Roger A. Carolin Roger A. Carolin	Director	October 6, 2006

/s/ Winston J. Churchill Winston J. Churchill	Director	October 6, 2006

/s/ Gregory K. Hinckley Gregory K. Hinckley	Director	October 6, 2006

Name	Title	Date

/s/ John T. Kim John T. Kim	Director	October 6, 2006

/s/ Constantine N. Papadakis Constantine N. Papadakis	Director	October 6, 2006

/s/ James W. Zug James W. Zug	Director	October 6, 2006

Index to Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 6, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.11	Amendment No. 1 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(8)
4.12	Amendment No. 2 to the Amended and restated credit agreement dated as of March 30, 2001 between the Registrant and the Initial Lenders and Initial Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(9)
4.13	Amendment No. 3 to the Amended and restated credit agreement dated as of June 24, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(10)

4.14	Amendment No. 4 to the Amended and restated credit agreement dated as of September 26, 2002 between the Registrant and the Issuing Banks and Salomon Smith Barney, Inc., Citicorp USA, Inc. and Deutsche Banc Alex. Brown, Inc.(11)
4.15	Indenture, Amkor Technology, Inc. 7.75% Senior Notes due May 15, 2013, dated May 9, 2003.(13)
4.16	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.17	Amkor Technology, Inc. 7.125% Senior Notes due March 15, 2011 Indenture.(20)
4.18	Registration Rights Agreement — 7.125% Senior Notes due March 15, 2011.(20)
4.19	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.
4.20	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.
10.1	Form of Indemnification Agreement for directors and officers.(3)
10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D. and John T. Kim and Amkor Electronics, Inc., dated October 1, 1996.(1)
10.5	Commercial Office Lease between the 12/31/87 Trusts of Susan Y., David D., and John T. Kim and Amkor Electronics, Inc., dated June 14, 1996.(1)
10.6	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.7	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.8	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.9	1998 Director Option Plan and form of agreement thereunder.(3)
10.10	1998 Employee Stock Purchase Plan.(3)
10.11	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.12	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.13	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.14	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.15	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.16	Amendment No. 1 to Second Amended and Restated Credit Agreement dated October 17, 2003.(14)
10.17	$30,000,000 Credit Agreement, dated as of June 29, 2004, among Amkor Technology, Inc., as borrower, the Lenders and Issuers parties thereto and Citicorp North America, Inc., as agent for the Lenders and the Issuers.(16)
10.18	Guaranty, dated as of June 29, 2004, by Guardian Assets, Inc.(16)
10.19	Pledge and Security Agreement, dated as of June 29, 2004, among Amkor Technology, Inc. and Guardian Assets, Inc., in favor of Citicorp North America, Inc., as agent.(16)
10.20	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JP Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)

10.21	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.22	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.23	Amendment No. 1 to Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent.(18)
10.24	Amendment No. 1 to Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.25	Guaranty Supplement, dated as of October 27, 2004, by Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.26	Intercreditor Agreement, dated as of October 27, 2004, among Citicorp North America, Inc., as Administrative Agent and Collateral Agent for the Senior Parties, Citicorp North America, Inc., as Administrative Agent for the Junior Parties, Citicorp North America, Inc., as Collateral Agent for the Junior Parties, Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc.(18)
10.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
10.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
10.31	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.32	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
10.33	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.34	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
10.35	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.36	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)
10.37	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)
10.38	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch

10.39	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
10.40	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(25)
10.41	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four,ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)
10.42	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.43	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.44	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.45	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.46	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.47	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.48	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.49	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.50	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.51	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.52	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.53	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.
10.54	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
16.1	Letter from SyCip Gorres Velayo & Co. to the SEC, dated September 30, 2003.(22)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.