Form 10-Q/A
period 2006-03-31
AMKOR TECHNOLOGY INC
filed 2006-10-06
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

QUARTERLY REPORT ON FORM 10-Q/ A
March 31, 2006

Explanatory Note
      We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (the “Original Filing”) to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.” for a detailed discussion of the effect of the restatement.
      The restatement of the Original Filing reflected in this amended Quarterly Report on Form 10-Q/ A includes adjustments arising from the determinations of a Special Committee, consisting of independent members of the Board of Directors, which was formed on July 24, 2006 to conduct an internal investigation into the Company’s past stock option practices, as well as our internal review relating to our historical financial statements.
      For more information on these matters, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings”, Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures”.
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. The Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) the amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
      All of the information in this amended Quarterly Report on Form 10-Q/A is as of March 31, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including, the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. For the convenience of the reader, this amended Quarterly Report on Form 10-Q/ A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Special Committee as well as our internal review:

Part I — Item 1 — Unaudited Financial Statements;

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4 — Controls and Procedures;

Part II — Item 1A — Risk Factors; and

Part II — Item 6 — Exhibits

      This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, our periodic filings made with the SEC subsequent to the date of the Original Filing and any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,

	2006	2005
	(As restated)(1)	(As restated)(1)

	(In thousands, except per share data)
Net sales	$645,089	$417,481
Cost of sales	490,352	374,132

Gross profit	154,737	43,349

Operating expenses:
Selling, general and administrative	60,204	60,513
Research and development	9,430	8,900
Provision for legal settlements and contingencies	1,000	50,000

Total operating expenses	70,634	119,413

Operating income (loss)	84,103	(76,064)

Other (income) expense:
Interest expense, net	41,157	40,513
Interest expense, related party	1,788	—
Foreign currency loss	3,928	2,232
Other (income) expense, net	(936)	178

Total other expense, net	45,937	42,923

Income (loss) before income taxes and minority interests	38,166	(118,987)
Income tax expense	3,612	1,187

Income (loss) before minority interest income (expense)	34,554	(120,174)
Minority interest income (expense), net of tax	(115)	1,011

Net income (loss)	$34,439	$(119,163)

Income (loss) per common share:
Basic	$0.19	$(0.68)

Diluted	$0.19	$(0.68)

Shares used in computing income (loss) per common share:
Basic	176,801	175,718

Diluted	190,764	175,718

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(As restated)(1)	(As restated)(1)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$226,243	$206,575
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,995 and $4,947	381,011	381,495
Other	9,600	5,089
Inventories, net	148,253	138,109
Other current assets	30,414	35,222

Total current assets	795,521	766,490
Property, plant and equipment, net	1,454,674	1,419,472
Goodwill	672,007	653,717
Intangibles, net	36,421	38,391
Investments	6,350	9,668
Other assets	44,930	67,353

Total assets	$3,009,903	$2,955,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$339,146	$184,389
Trade accounts payable	346,831	326,712
Accrued expenses	130,927	124,027

Total current liabilities	816,904	635,128
Long-term debt	1,678,801	1,856,247
Long-term debt, related party	100,000	100,000
Other non-current liabilities	150,576	135,861

Total liabilities	2,746,281	2,727,236

Commitments and contingencies (see Note 14)
Minority interests	3,622	3,950

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,905 in 2006 and 176,733 in 2005	178	178
Additional paid-in capital	1,433,468	1,431,543
Accumulated deficit	(1,177,035)	(1,211,474)
Accumulated other comprehensive income	3,389	3,658

Total stockholders’ equity	260,000	223,905

Total liabilities and stockholders’ equity	$3,009,903	$2,955,091

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,

	2006	2005
	(As restated)(1)	(As restated)(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$34,439	$(119,163)
Depreciation and amortization	66,061	60,858
Other non-cash items	15,007	1,475
Changes in assets and liabilities, excluding effects of acquisitions	3,462	50,388

Net cash provided by (used in) operating activities	118,969	(6,442)

Cash flows from investing activities:
Payments for property, plant and equipment	(79,098)	(66,712)
Proceeds from the sale of property, plant and equipment	923	156

Net cash used in investing activities	(78,175)	(66,556)

Cash flows from financing activities:
Net change in bank overdrafts	—	(102)
Borrowings under revolving credit facilities	63,092	55,603
Payments under revolving credit facilities	(52,628)	(63,813)
Payments for debt issuance costs	(485)	—
Payments on long-term debt	(32,742)	(3,504)
Proceeds from issuance of stock through stock compensation plans	832	—

Net cash used in financing activities	(21,931)	(11,816)

Effect of exchange rate fluctuations on cash and cash equivalents	805	(710)

Net increase (decrease) in cash and cash equivalents	19,668	(85,524)
Cash and cash equivalents, beginning of period	206,575	372,284

Cash and cash equivalents, end of period	$226,243	$286,760

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,400	$40,170
Income taxes	$1,508	$2,733
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$17,822	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Interim Financial Statements
      Basis of Presentation. The condensed consolidated financial statements and related disclosures as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report as of December 31, 2005 filed on Form 10-K/ A with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.
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
      Income tax expense for the three months ended March 31, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at our profitable foreign operations. For the remainder of 2006, we anticipate an effective income tax rate of approximately 7.5%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2006, we had U.S. net operating loss carryforwards totaling $363.6 million which expire at various times through 2025. Additionally, at March 31, 2006, we had $85.0 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

New Accounting Standards.

Recently Issued Standards
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.

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
      Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (See Note 4 for further discussion).

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) , with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As previously disclosed, we are the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to our historical stock option practices. We intend to continue to cooperate with the SEC. As a result of the aforementioned restatement, the related disclosures included in the Notes to Condensed Consolidated Financial Statements have been revised if indicated as restated.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,

	2006			2005

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$645,089	$—	$645,089	$417,481	$—	$417,481
Cost of sales	490,071	281	490,352	374,086	46	374,132

Gross profit	155,018	(281)	154,737	43,395	(46)	43,349

Operating expenses:
Selling, general and administrative	60,251	(47)	60,204	60,466	47	60,513
Research and development	9,430	—	9,430	8,900	—	8,900
Provision for legal settlements and contingencies	1,000	—	1,000	50,000	—	50,000

Total operating expenses	70,681	(47)	70,634	119,366	47	119,413

Operating income (loss)	84,337	(234)	84,103	(75,971)	(93)	(76,064)

Other (income) expense:
Interest expense, net	41,157	—	41,157	40,513	—	40,513
Interest expense, related party	1,788	—	1,788	—	—	—
Foreign currency loss	3,928	—	3,928	2,232	—	2,232
Other (income) expense, net	(936)	—	(936)	178	—	178

Total other expense, net	45,937	—	45,937	42,923	—	42,923

Income (loss) before income taxes and minority interests	38,400	(234)	38,166	(118,894)	(93)	(118,987)
Income tax expense	3,612	—	3,612	1,187	—	1,187

Income (loss) before minority interest income (expense)	34,788	(234)	34,554	(120,081)	(93)	(120,174)
Minority interest income (expense), net of tax	(115)	—	(115)	1,011	—	1,011

Net income (loss)	$34,673	$(234)	$34,439	$(119,070)	$(93)	$(119,163)

Income (loss) per common share:
Basic	$0.20	$(0.01)	$0.19	$(0.68)	$—	$(0.68)

Diluted	$0.19	$—	$0.19	$(0.68)	$—	$(0.68)

Shares used in computing income (loss) per common share:
Basic	176,801		176,801	175,718		175,718

Diluted	191,015		190,764	175,718		175,718

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheet as of March 31, 2006.

	March 31, 2006

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,243	$—	$226,243
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,995	381,011	—	381,011
Other	9,600	—	9,600
Inventories, net	148,253	—	148,253
Other current assets	30,414	—	30,414

Total current assets	795,521	—	795,521
Property, plant and equipment, net	1,454,674	—	1,454,674
Goodwill	672,007	—	672,007
Intangibles, net	36,421	—	36,421
Investments	6,350	—	6,350
Other assets	44,930	—	44,930

Total assets	$3,009,903	$—	$3,009,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	339,146	—	339,146
Trade accounts payable	346,831	—	346,831
Accrued expenses	130,529	398	130,927

Total current liabilities	816,506	398	816,904
Long-term debt, related party	100,000	—	100,000
Long-term debt	1,678,801	—	1,678,801
Other non-current liabilities	150,576	—	150,576

Total liabilities	2,745,883	398	2,746,281
Commitments and contingencies (see Note 14)
Minority interests	3,622	—	3,622

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178
Additional paid-in capital	1,328,119	105,349	1,433,468
Accumulated deficit	(1,071,288)	(105,747)	(1,177,035)
Accumulated other comprehensive income	3,389	—	3,389

Total stockholders’ equity	260,398	(398)	260,000

Total liabilities and stockholders’ equity	$3,009,903	$—	$3,009,903

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the Three Months Ended
	March 31,

	2006	2005
	(As restated)	(As restated)

	(In thousands, except per
	share data)
Net income (loss)	$34,439	$(119,163)
Adjustment for dilutive securities on net income:
Interest on 6.25% convertible notes due 2013, net of tax	1,788	—

Net income (loss) - diluted	$36,227	$(119,163)

Weighted average shares outstanding - basic	176,801	175,718
Effect of dilutive securities:
Stock options	—	—
Employee stock purchase plan	612	—
6.25% convertible notes due 2013	13,351	—

Weighted average shares outstanding - diluted	190,764	175,718

EPS:
Basic	$0.19	$(0.68)
Diluted	$0.19	$(0.68)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the
	Three Months
	Ended
	March 31,

	2006	2005

	(In thousands)
Stock options	15,065	17,432
5% convertible notes	2,554	2,554
5.75% convertible notes	3,781	6,657

Total potentially dilutive shares	21,400	26,643

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	15,065	16,697

4.	Stock Compensation Plans
      Effective January 1, 2006, we adopted SFAS No. 123(R) which revises SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the Condensed Consolidated Statement of Operations over the service period (generally the vesting period). Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective method, whereby compensation cost is recognized in the Condensed Consolidated Statements of Operations beginning with the first period that SFAS No. 123(R) is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. We continue to use the Black-Scholes option valuation model to value stock options. Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after December 31, 2005 — Awards are measured at their fair value at date of grant under the provisions of SFAS No. 123(R). The resulting compensation expense is recognized in the Condensed Consolidated Statement of Operations ratably over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to December 31, 2005 — Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the Condensed Consolidated Statement of Operations ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. As a result of the adoption of SFAS No. 123(R), we recognized incremental expense of $1.1 million, with no tax impact, or less than $0.01 per diluted common share, in the three months ended March 31, 2006, associated with the expensing of stock options and employee stock purchase plan activity.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended

	March 31,	March 31,
	2006	2005
	(As restated)	(As restated)

	(In thousands)
Cost of sales	$281	$46
Selling, general, and administrative	814	47

Stock-based compensation expense	$1,095	$93

      In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This pronouncement provides an alternative method of calculating the excess tax benefit pool available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have until November 2006 to make a one-time election to adopt the transition method. We are currently evaluating FSP 123R-3; this one-time election will not affect our Condensed Consolidated Statement of Operations in the period of adoption.
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
      Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

For the
Three Months
Ended
March 31,
2005
(As restated)

(In thousands,
except
per share data)
Net loss:
Net loss, as reported	$(119,163)
Add: Stock-based compensation expense included in restated results	93
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(595)

Net loss, pro forma	$(119,665)

Loss per share:
Basic and diluted:
As reported	$(0.68)
Pro forma	$(0.68)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock Option Plans. Substantially all of the options granted are exercisable pursuant to a two or four-year vesting schedule and the term of the options granted is ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of March 31, 2006 is shown below. For additional information about our stock compensation plans, refer to Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/ A for the year ended December 31, 2005.

	1998 Director	1998 Stock
Stock Option Plans	Option Plan	Plan	2003 Inducement Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at March 31, 2006	111,666	6,215,386	339,600
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

	For the
	Three Months
	Ended
	March 31,

	2006	2005

	(As restated)
Expected life (in years)	5.8	5.8
Risk-free interest rate	4.6%	4.0%
Volatility	77%	91%
Dividend yield	—	—
      The following is a summary of all option activity for the three months ended March 31, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2005	16,369,994	$10.53
Granted	821,975	$6.95
Exercised	(171,927)	$4.84
Cancelled	(890,216)	$10.80

Outstanding at March 31, 2006	16,129,826	$10.39	6.5	$12,799,968

Exercisable at March 31, 2006	13,430,361	$11.40	6.0	$3,942,448

      For the three months ended March 31, 2006 and 2005, the weighted average grant date fair value of an option granted was $4.83 per common share and $3.41 per common share, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $0, respectively. Total unrecognized compensation expense from stock options was $9.5 million as of March 31, 2006, which is expected to be recognized over a weighted-average period of 2.5 years.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

5.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized below:

	For the Three Months Ended
	March 31,

	2006	2005
	(As restated)	(As restated)

	(In thousands)
Net income (loss)	$34,439	$(119,163)
Unrealized gain (loss) on investments, net of tax	(2,570)	(2,108)
Foreign currency translation adjustment, net of tax	2,301	(1,383)

Total comprehensive income (loss)	$34,170	$(122,654)

6.	Inventories
      Inventories consist of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Raw materials and purchased components, net of reserves of $27.7 million and $23.7 million, respectively	$109,694	$106,308
Work-in-process	36,529	30,124
Finished goods	2,030	1,677

	$148,253	$138,109

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Land	$111,711	$111,451
Land use rights	19,945	19,945
Buildings and improvements	655,424	655,042
Machinery and equipment	2,022,615	1,958,181
Furniture, fixtures and other equipment	146,784	140,163
Construction in progress	123,823	103,439

	3,080,302	2,988,221
Less — Accumulated depreciation and amortization	(1,625,628)	(1,568,749)

	$1,454,674	$1,419,472

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
      The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Condensed Consolidated Balance Sheets:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Payments for property, plant, and equipment	$79,098	$66,712
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	23,854	(19,681)

Property, plant and equipment additions	$102,952	$47,031

8.	Goodwill and Other Intangibles Assets
      The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2005	$653,717
Additions	17,822
Translation adjustments	468

Balance as of March 31, 2006	$672,007

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Based on the amortizing assets recognized in our balance sheet at March 31, 2006, amortization expense for each of the next five fiscal years is estimated as follows:

(In thousands)

2006 Remaining	$7,276
2007	$9,548
2008	$9,548
2009	$4,790
2010	$2,473

9.	Investments
      Investments include noncurrent marketable securities and equity investments as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Marketable securities classified as available for sale:
DongbuAnam Semiconductor, Inc. (ownership of 1% at March 31, 2006 and 2% at December 31, 2005)	$6,255	$8,879
Other marketable securities classified as available for sale	32	714

Total marketable securities	6,287	9,593
Equity method investments	63	75

	$6,350	$9,668

      As of March 31, 2006 and December 31, 2005, gross unrealized losses of $2.6 million and $0 million, respectively are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses
      Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(As restated)	(As restated)

	(In thousands)
Accrued interest	$35,001	$34,545
Accrued payroll	27,186	26,339
Customer advances	8,969	2,526
Accrued income taxes	4,557	2,776
Other accrued expenses	55,214	57,841

	$130,927	$124,027

11.	Debt
      Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2006	2005

	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100.0 million revolving credit facility, LIBOR plus 1.5% - 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000
Senior Notes:
9.25% Senior notes due February 2008	440,500	470,500
7.125% Senior notes due March 2011	248,711	248,658
7.75% Senior notes due May 2013	425,000	425,000
Senior Subordinated Notes:
10.5% Senior subordinated notes due May 2009	200,000	200,000
Convertible Subordinated Notes:
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	132,000	133,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	146,422	146,422
Convertible Subordinated Notes, Related Party:
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share	100,000	100,000
Notes Payable and Other Debt	—	823

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2006	2005

	(In thousands)
Debt of subsidiaries
Secured Term Loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	56,445	55,586
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 2008	10,737	11,329
Secured Equipment and Property Financing	18,463	20,454
Revolving Credit Facilities	38,265	26,501
Other Debt	1,404	2,363

Total Debt	2,117,947	2,140,636
Less: Short-term borrowings and current portion of long-term debt	(339,146)	(184,389)

Long-term debt (including related party)	$1,778,801	$1,956,247

Debt of Amkor Technology Inc.

Credit Facilities
      In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The interest rate at March 31, 2006, and December 31, 2005, was 6.33% and 5.89%, respectively; however, no borrowings were outstanding under this credit facility. Amkor, along with Unitive Inc. (“Unitive”) and Unitive Electronics, Inc. (“UEI”), are co-borrowers and guarantors under the facility and each granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. As of March 31, 2006, we had utilized $2.5 million of the available letter of credit sub-limit, and had $97.5 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaces our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004. This new facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.
      In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.27% and 8.88% at March 31, 2006 and December 31, 2005, respectively); and matures in October 2010. Guardian Assets, Inc., Unitive, UEI, Amkor International Holdings, LLC (“AIH”), Amkor Technology Limited (“ATL”), P-Four, LLC (“P-Four”) and Amkor/ Anam Pilipinas, Inc. (“AAP”) are guarantors of the second lien term loan. The second lien term loans are secured by a second lien on substantially all of our U.S. assets, including the shares of certain of our U.S. subsidiaries and a portion of the shares of some of our foreign subsidiaries. We do not have the option to prepay the second lien term loan until October 2006. If we were to elect to prepay the loan, we would be required to pay a prepayment premium, initially set at 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

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
      The senior and senior subordinated notes contain a number of affirmative and negative covenants, which could restrict our operations. As discussed in Note 16 “Subsidiary Guarantors”, Unitive, UEI, AIH, ATL, P-Four and AAP became guarantors of the senior and senior subordinated notes in 2005 as a result of our acquisition of Unitive and UEI, and the U.S. domestication of AIH, ATL, P-Four and AAP for U.S. federal income tax purposes. We are in the process of consolidating a number of our subsidiaries, and we expect that, before the end of 2006, all of the guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Covenants
      We were in compliance with all of our covenants under all of our debt obligations as of March 31, 2006. See Subsequent Events Related to the Review of Stock Option Practices (Note 18) for discussion of defaults that occurred subsequent to March 31, 2006.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Non-Current Liabilities
      Other non-current liabilities consist of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Accrued Korean severance (see Note 12)	$125,709	$116,423
Customer advances	4,321	714
Other non-current liabilities	20,546	18,724

	$150,576	$135,861

13.	Pension and Severance Plans
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other Litigation

Amkor Technology, Inc. v. Motorola, Inc.
      In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “ ‘133 and ‘278 patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
      In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,723 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our Micro LeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For the three months ended March 31, 2006 and 2005, our sublease income includes $0.0 million and $0.1 million respectively, from related parties.

16.	Subsidiary Guarantors
      As of March 31, 2006, payment obligations under our senior and senior subordinated notes (see Note 11), totaling $1,314.2 million, are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes consist of: Unitive, UEI, AIH, ATL, P-Four and AAP. We are in the process of consolidating a number of our subsidiaries, and we expect that, before the end of 2006, all of the guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$528,274	$85,770	$322,578	$(291,533)	$645,089
Cost of sales	445,202	73,712	259,805	(288,367)	490,352

Gross profit	83,072	12,058	62,773	(3,166)	154,737

Operating expenses:
Selling, general and administrative	33,287	7,045	23,038	(3,166)	60,204
Research and development	423	1,482	7,525	—	9,430
Provision for legal settlements and contingencies	1,000	—	—	—	1,000

Total operating expenses	34,710	8,527	30,563	(3,166)	70,634

Operating income	48,362	3,531	32,210	—	84,103

Other (income) expense:
Interest expense, net	21,711	2,447	16,999	—	41,157
Interest expense, related party	1,788	—	—	—	1,788
Foreign currency (gain) loss	(2,065)	1,263	4,730	—	3,928
Other (income) expense, net	(8,549)	(10,176)	(2,094)	19,883	(936)

Total other expense, net	12,885	(6,466)	19,635	19,883	45,937

Income (loss) before income taxes and minority interests	35,477	9,997	12,575	(19,883)	38,166
Income tax expense	1,038	1,512	1,062	—	3,612

Income (loss) before minority interest income (expense)	34,439	8,485	11,513	(19,883)	34,554
Minority interest income (expense), net of tax	—	—	(115)	—	(115)

Net income (loss)	$34,439	$8,485	$11,398	$(19,883)	$34,439

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$280,912	$111,445	$229,021	$(203,897)	$417,481
Cost of sales	249,396	113,329	212,512	(201,105)	374,132

Gross profit	31,516	(1,884)	16,509	(2,792)	43,349

Operating expenses:
Selling, general and administrative	31,006	11,699	20,600	(2,792)	60,513
Research and development	1,068	1,869	5,963	—	8,900
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	82,074	13,568	26,563	(2,792)	119,413

Operating loss	(50,558)	(15,452)	(10,054)	—	(76,064)

Other (income) expense:
Interest expense, net	24,543	1,019	14,951	—	40,513
Interest expense, related party	—	—	—	—	—
Foreign currency loss	650	820	762	—	2,232
Other (income) expense, net	43,103	17,661	13,788	(74,374)	178

Total other expense, net	68,296	19,500	29,501	(74,374)	42,923

Income (loss) before income taxes and minority interests	(118,854)	(34,952)	(39,555)	74,374	(118,987)
Income tax expense (benefit)	309	(26)	904	—	1,187

Income (loss) before minority interest income (expense)	(119,163)	(34,926)	(40,459)	74,374	(120,174)
Minority interest income (expense), net of tax	—	—	1,011	—	1,011

Net income (loss)	$(119,163)	$(34,926)	$(39,448)	$74,374	$(119,163)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Current assets:
Cash and cash equivalents	$125,930	$7,640	$92,673	$—	$226,243
Accounts receivable:
Trade, net of allowance	284,622	2,634	93,755	—	381,011
Other	5,155	1,474	2,971	—	9,600
Inventories, net	99,204	9,081	39,968	—	148,253
Other current assets	4,570	1,166	24,678	—	30,414

Total current assets	519,481	21,995	254,045	—	795,521
Intercompany	1,146,144	(117,148)	(1,028,996)	—	—
Property, plant and equipment, net	40,640	295,591	1,118,443	—	1,454,674
Goodwill	37,188	24,287	610,532	—	672,007
Intangibles, net	15,994	3,941	16,486	—	36,421
Investments	677,343	368,253	828,240	(1,867,486)	6,350
Other assets	24,944	5,744	14,242	—	44,930

Total assets	2,461,734	602,663	1,812,992	(1,867,486)	3,009,903

Current liabilities:
Short term borrowings and current portion of long-term debt	278,422	5,000	55,724	—	339,146
Other current liabilities	204,562	52,795	220,401	—	477,758

Total current liabilities	482,984	57,795	276,125	—	816,904
Long-term debt	1,614,211	—	64,590	—	1,678,801
Long-term debt, related party	100,000	—	—	—	100,000
Other noncurrent liabilities	4,539	13,127	132,910	—	150,576

Total liabilities	2,201,734	70,922	473,625	—	2,746,281

Commitments and contingencies
Minority interests	—	—	3,622	—	3,622

Total stockholders’ equity	260,000	531,741	1,335,745	(1,867,486)	260,000

Total liabilities and stockholders’ equity	$2,461,734	$602,663	$1,812,992	$(1,867,486)	$3,009,903

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Current assets:
Cash and cash equivalents	$106,833	$10,432	$89,310	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,346	115,127	—	381,495
Other	4,489	1,492	(892)	—	5,089
Inventories, net	94,813	8,463	34,833	—	138,109
Other current assets	4,049	1,035	30,138	—	35,222

Total current assets	473,206	24,768	268,516	—	766,490
Intercompany	1,211,929	(106,643)	(1,105,286)	—	—
Property, plant and equipment, net	41,574	299,915	1,077,983	—	1,419,472
Goodwill	37,188	24,288	592,241	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,599	338,801	845,900	(1,804,632)	9,668
Other assets	45,624	(190)	21,919	—	67,353

Total assets	2,455,883	584,998	1,718,842	(1,804,632)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	5,302	45,264	—	184,389
Other current liabilities	206,579	46,470	197,690	—	450,739

Total current liabilities	340,402	51,772	242,954	—	635,128
Long-term debt	1,790,579	—	65,668	—	1,856,247
Long-term debt, related party	100,000	—	—	—	100,000
Other noncurrent liabilities	997	11,771	123,093	—	135,861

Total liabilities	2,231,978	63,543	431,715	—	2,727,236

Commitments and contingencies
Minority interests	—	—	3,950	—	3,950

Total stockholders’ equity	223,905	521,455	1,283,177	(1,804,632)	223,905

Total liabilities and stockholders’ equity	$2,455,883	$584,998	$1,718,842	$(1,804,632)	$2,955,091

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by operating activities	$13,943	$19,386	$85,640	$—	$118,969

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(5,218)	(9,879)	(64,001)	—	(79,098)
Other investing activities	(6,400)	(11,997)	(33,779)	53,099	923

Net cash used in investing activities	(11,618)	(21,876)	(97,780)	53,099	(78,175)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	—	(300)	10,764	—	10,464
Payments on long-term debt and debt issuance costs	(30,775)	(1)	(2,451)	—	(33,227)
Other financing activities	47,531	—	6,400	(53,099)	832

Net cash provided by (used in) financing activities	16,756	(301)	14,713	(53,099)	(21,931)

Effects of exchange rate fluctuations on cash and cash equivalents	16	(1)	790	—	805

Net increase (decrease) in cash and cash equivalents	19,097	(2,792)	3,363	—	19,668
Cash and cash equivalents, beginning of period	106,833	10,432	89,310	—	206,575

Cash and cash equivalents, end of period	$125,930	$7,640	$92,673	$—	$226,243

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by (used in) operating activities	$(26,435)	$1,671	$18,322	$—	$(6,442)

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(2,503)	(7,762)	(56,447)	—	(66,712)
Other investing activities	(40,053)	480	(293)	40,022	156

Net cash used in investing activities	(42,556)	(7,282)	(56,740)	40,022	(66,556)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	(102)	—	(8,210)	—	(8,312)
Payments of long-term debt,	—	(456)	(3,048)	—	(3,504)
Other financing activities	—	1,500	38,522	(40,022)	—

Net cash provided by (used in) financing activities	(102)	1,044	27,264	(40,022)	(11,816)

Effects of exchange rate fluctuations on cash and cash equivalents related	—	—	(710)	—	(710)

Net increase (decrease) in cash and cash equivalents	(69,093)	(4,567)	(11,864)	—	(85,524)
Cash and cash equivalents, beginning of period	267,692	26,217	78,375	—	372,284

Cash and cash equivalents, end of period	$198,599	$21,650	$66,511	$—	$286,760

17.	Subsequent Events
      On April 27, 2006, Amkor and Sumitomo Bakelite Co., Ltd. and Sumitomo Plastics America, Inc. (collectively “Sumitomo”) reached resolution with Maxim Integrated Products, Inc. (“Maxim”) with respect to pending litigation involving allegedly defective epoxy mold compound. Amkor has agreed to pay Maxim $3.0 million of the total settlement and release its claims against Sumitomo in consideration of a release from all claims against Amkor related to this litigation. We had previously reserved $2.0 million for this matter and recorded a charge of $1.0 million in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. The settlement of this case resolves the last pending litigation regarding the allegedly defective epoxy mold compound, as discussed in our Annual Report on Form 10-K/ A for the year ended December 31, 2005.
      On April 28, 2006, we announced that we have commenced a cash tender offer for up to $200 million aggregate principal amount of our outstanding 9.25% Senior Notes due 2008, subject to completing the contemplated financing thereof.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events Related to the Review of Stock Option Practices (Discussed in Note 2)

Events of Default
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
      On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016 (issued in May 2006), (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011 (issued May 2006).
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of our Annual Report on Form 10-K/ A for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q/ A, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Update Regarding SEC Investigation
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margins, operating performance and liquidity, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this Form 10-Q/ A in Part II Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2006 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes, included elsewhere in this quarterly report as well as other reports we file with the Securities and Exchange Commission.
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
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment.” We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

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
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005”. The Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) the amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,

	2006			2005

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$645,089	$—	$645,089	$417,481	$—	$417,481
Cost of sales	490,071	281	490,352	374,086	46	374,132

Gross profit	155,018	(281)	154,737	43,395	(46)	43,349

Operating expenses:
Selling, general and administrative	60,251	(47)	60,204	60,466	47	60,513
Research and development	9,430	—	9,430	8,900	—	8,900
Provision for legal settlements and contingencies	1,000	—	1,000	50,000	—	50,000

Total operating expenses	70,681	(47)	70,634	119,366	47	119,413

Operating income (loss)	84,337	(234)	84,103	(75,971)	(93)	(76,064)

Other (income) expense:
Interest expense, net	41,157	—	41,157	40,513	—	40,513
Interest expense, related party	1,788	—	1,788	—	—	—
Foreign currency loss	3,928	—	3,928	2,232	—	2,232
Other (income) expense, net	(936)	—	(936)	178	—	178

Total other expense, net	45,937	—	45,937	42,923	—	42,923

Income (loss) before income taxes and minority interests	38,400	(234)	38,166	(118,894)	(93)	(118,987)
Income tax expense	3,612	—	3,612	1,187	—	1,187

Income (loss) before minority interest income (expense)	34,788	(234)	34,554	(120,081)	(93)	(120,174)
Minority interest income (expense), net of tax	(115)	—	(115)	1,011	—	1,011

Net income (loss)	$34,673	$(234)	$34,439	$(119,070)	$(93)	$(119,163)

Income (loss) per common share:
Basic	$0.20	$(0.01)	$0.19	$(0.68)	$—	$(0.68)

Diluted	$0.19	$—	$0.19	$(0.68)	$—	$(0.68)

Shares used in computing income (loss) per common share:
Basic	176,801		176,801	175,718		175,718

Diluted	191,015		190,764	175,718		175,718

      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheet as of March 31, 2006.

	March 31, 2006

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,243	$—	$226,243
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,995	381,011	—	381,011
Other	9,600	—	9,600
Inventories, net	148,253	—	148,253
Other current assets	30,414	—	30,414

Total current assets	795,521	—	795,521
Property, plant and equipment, net	1,454,674	—	1,454,674
Goodwill	672,007	—	672,007
Intangibles, net	36,421	—	36,421
Investments	6,350	—	6,350
Other assets	44,930	—	44,930

Total assets	$3,009,903	$—	$3,009,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	339,146	—	339,146
Trade accounts payable	346,831	—	346,831
Accrued expenses	130,529	398	130,927

Total current liabilities	816,506	398	816,904
Long-term debt, related party	100,000	—	100,000
Long-term debt	1,678,801	—	1,678,801
Other non-current liabilities	150,576	—	150,576

Total liabilities	2,745,883	398	2,746,281
Commitments and contingencies (see Note 14)
Minority interests	3,622	—	3,622

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178
Additional paid-in capital	1,328,119	105,349	1,433,468
Accumulated deficit	(1,071,288)	(105,747)	(1,177,035)
Accumulated other comprehensive income	3,389	—	3,389

Total stockholders’ equity	260,398	(398)	260,000

Total liabilities and stockholders’ equity	$3,009,903	$—	$3,009,903

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
      Of the aggregate $108.8 million of non-cash charges for additional stock-based compensation expense, approximately $90.1 million relates to fiscal years prior to January 1, 2003. The impact of these charges including the related tax effects, for each of the five years ended December 31, 2002 is as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net sales
As previously reported	$1,406,178	$1,336,674	$2,009,701	$1,617,235	$1,452,285
Adjustment	—	—	—	—	—

As restated	1,406,178	1,336,674	2,009,701	1,617,235	1,452,285

Gross profit
As previously reported	$95,615	$52,251	$567,381	$319,877	$243,479
Adjustment	(10,316)	(4,820)	(2,540)	(9)	—

As restated	85,299	47,431	564,841	319,868	243,479

Operating income (loss)
As previously reported	$(416,920)	$(277,148)	$297,746	$156,478	$122,625
Adjustment	(52,929)	(22,045)	(13,077)	(4,493)	(24)

As restated	(469,849)	(299,193)	284,669	151,985	122,601

Income (loss) from continuing operations
As previously reported	$(835,089)	$(456,487)	$137,801	$65,999	$70,496
Adjustment	(61,352)	(15,590)	(9,311)	(3,169)	(16)

As restated	(896,441)	(472,077)	128,490	62,830	70,480

Income from discontinued operations, net of tax
As previously reported	$8,330	$5,626	$16,352	$10,720	$4,964
Adjustment	(250)	(223)	(185)	(7)	—

As restated	8,080	5,403	16,167	10,713	4,964

Net income (loss)
As previously reported	$(826,759)	$(450,861)	$154,153	$76,719	$75,460
Adjustment	(61,602)	(15,813)	(9,496)	(3,176)	(16)

As restated	(888,361)	(466,674)	144,657	73,543	75,444

Basic income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.88	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.09	0.05

Net income (loss)	$(5.41)	$(2.97)	$0.99	$0.62	$0.71

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Diluted income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.85	$0.53	0.66
From discontinued operations	0.05	0.03	0.11	0.08	0.04

Net income (loss)	$(5.41)	$(2.97)	0.96	0.61	0.70

	December 31,

	2003	2002	2001	2000	1999	1998

	(In thousands)
Other Assets (Deferred Tax Assets)
As previously reported	$67,601	$114,178	$197,186	$101,897	$63,009	$34,932
Adjustment	—	—	13,197	6,881	1,725	8

As restated	67,601	114,178	210,383	108,778	64,734	34,940

Accrued Expenses
As previously reported	$170,145	$184,223	$145,544	$147,352	$88,577	$77,004
Adjustment	236	38	4	—	(170)	—

As restated	170,381	184,261	145,548	147,352	88,407	77,004

Additional paid-in capital
As previously reported	$1,317,164	$1,170,227	$1,123,541	$975,026	$551,964	$381,061
Adjustment	97,505	90,067	41,694	19,569	5,087	24

As restated	1,414,669	1,260,294	1,165,235	994,595	557,051	381,085

Accumulated deficit
As previously reported	$(931,536)	$(933,734)	$(106,975)	$343,886	$189,733	$109,738
Adjustment	(97,739)	(90,103)	(28,501)	(12,688)	(3,192)	(16)

As restated	(1,029,275)	(1,023,837)	(135,476)	331,198	186,541	109,722

Stockholders’ equity
As previously reported	$401,004	$231,367	$1,008,717	$1,314,834	$737,741	$490,361
Adjustment	(234)	(36)	13,193	6,881	1,895	8

As restated	400,770	231,331	1,021,910	1,321,715	739,636	490,369

Results of Operations
Overview
      Our first quarter net income was $34.4 million, or $0.19 per diluted share, versus a net loss in the first quarter of 2005 of $119.2 million, or ($0.68) per share. The first quarter of 2005 included a provision for legal settlements of $50.0 million. Sales for the first quarter of 2006 were $645.1 million and units shipped were 2.2 billion. The first quarter is typically a seasonally slow period; however, this quarter we saw demand across a broad range of end markets, resulting in increased demand for our advanced packages such as MicroLeadFrame, System-in-Package and 3D packages for wireless communications and consumer applications. Sales for the first quarter of 2006 were up 55% over the first quarter of 2005 representing high demand and tight supply in our sector and the leverage of our 2004 strategic initiatives.

      The improved business conditions in our sector have allowed us to enrich our product mix, selectively increase prices and recover increases in commodity costs from some of our customers. These factors, coupled with improved allocation of production assets and factory productivity, have enabled us to achieve a gross margin of 24%. First quarter gross margin included a $4.1 million impairment charge primarily related to our decision to close down a camera module line in Korea, where we have not achieved targeted returns and associated cash flows. First quarter gross margin also includes a $0.3 million charge related to non-cash stock based-compensation.
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
      First quarter selling, general and administrative expenses were flat year-over-year, with reductions in corporate salaries and professional fees offset by increased spending at our factories and the expensing of stock-based compensation with the adoption of SFAS No. 123(R). (See “Selling, General and Administrative Expenses” below for a detailed summary) In light of stronger business conditions, we have decided to invest a portion of our increased earnings to enhance our worldwide IT systems capabilities. We are moving forward with a broad-based enterprise resource planning system implementation designed to ensure that Amkor has the system infrastructure necessary to accommodate planned growth while managing an increasingly complex supply chain. We are committed to achieving meaningful reductions in our selling, general and administrative spending during 2006. The ultimate amount of our savings will depend in part on overall business conditions.
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
      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31,

	2006	2005

	(As restated)	(As restated)
Net sales	100.0%	100.0%
Gross profit	24.0%	10.4%
Operating income (loss)	13.0%	(18.2)%
Income (loss) before income taxes and minority interests	5.9%	(28.5)%
Net income (loss)	5.3%	(28.5)%

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
      Stock-based compensation expense of $0.3 million was recognized in cost of sales during the three months ended March 31, 2006 due to the adoption of SFAS No. 123(R). This is an increase of $0.2 million from $0.1 million for the three months ended March 31, 2005 which was accounted for under APB No. 25.
      Gross Profit. Gross profit increased $111.4 million, to $154.7 million, or 24% of net sales, for the quarter ended March 2006 from $43.3 million, or 10.4% of net sales, for the quarter ended March 2005. This increase in margin was due to higher unit sales, recovery of increasing commodity prices from some of our customers, higher average selling prices on some of our products and increased utilization and productivity at our factories.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $60.2 million for the first quarter of 2006 versus $60.5 million in the first quarter of 2005. We saw an increase of $2.6 million at our factories primarily due to increasing indirect labor costs offset by a reduction of $2.8 million in corporate expenses.
      The decrease in corporate expense was led by lower salary costs of approximately $2.0 million due to the headcount reductions in the third and fourth quarters of 2005 and approximately $1.1 million lower legal fees due to decreased litigation activity. These corporate reductions were partially offset by the $0.8 million of stock-based compensation recorded in the first quarter of 2006 related to the implementation of SFAS No. 123R.
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
      Income Tax Expense. The income tax expense for the three months ended March 31, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at our profitable foreign operations. For the remainder of 2006, we anticipate an effective income tax rate of approximately 7.5%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2006, we had U.S. net operating loss carryforwards totaling $363.6 million, which expire at various times through 2025. Additionally, we had $85 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.
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
Liquidity and Capital Resources
      We generated income from operations of $84.1 million for the three months ended March 31, 2006. This compares to a loss from operations for the three months ended March 31, 2005 of $76.1 million. Our operating activities provided cash totaling $119.0 million and used cash totaling $6.4 million in the three months ended March 31, 2006 and 2005, respectively. The operating cash flow generated in the first quarter of 2006 was used to pay for purchases of property, plant and equipment in the amount of $79.1 million and purchase $30.0 million of our 9.25% senior notes due February 2008.
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
      We were in compliance with all debt covenants contained in our loan agreements at March 31, 2006, and have met all debt payment obligations. Additional details about our debt are available in Note 11 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
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
      On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016 (issued in May 2006), (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011 (issued May 2006).
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of our Annual Report on Form 10-K/ A for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q/ A, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
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

      The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The following table, as of March 31, 2006, reflects an update of only the material changes to the similar table presented in our Form 10-K/ A at December 31, 2005.

		2006 —
	Total	Remaining	2007	2008	2009	2010	Thereafter

	(In thousands)
Total debt(1)	$2,117,947	$182,071	$175,607	$461,865	$211,896	$311,934	$774,574
Scheduled interest payment obligations(2)	665,452	121,286	151,226	114,445	94,763	80,927	102,805
Purchase obligations(3)	78,235	78,235	—	—	—	—	—

Total contractual obligations	$2,861,634	$381,592	$326,833	$576,310	$306,659	$392,861	$877,379

(1)	The decrease in our total debt from the Annual Report on Form 10-K/ A as of December 31, 2005, is primarily driven by the open market purchase of $30.0 million of our 9.25% senior notes due February 2008.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2006 for variable rate debt.

(3)	Includes $72.3 million of capital-related purchase obligations.
Off-Balance Sheet Arrangements
      We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2006.
Contingencies, Indemnifications and Guarantees
      Details about the company’s contingencies, indemnifications and guarantees are available in Note 14 and Note 18 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Critical Accounting Policies
      Our critical accounting policies are disclosed in our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2005. During the three months ended March 31, 2006, there have been no significant changes in our critical accounting policies.
New Accounting Pronouncements
      For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Sensitivity
      We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant, and it is expected that our use of derivative instruments will continue to be minimal.

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
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”), with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to the annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in, this conduct. In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to this restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended	Year Ended December 31,			Cumulative	Additional
	June 30,				Effect	Compensation
	2006	2005	2004	2003	2002-1998	Expense

	(In thousands)
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non- employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

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
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7. We also concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in our June 30, 2006 Form 10-Q. We will restate the September 30, 2005 financial statements in the filing of our September 30, 2006 Form 10-Q.
      Additionally, in Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, concluded that we maintained effective control over financial reporting as of December 31, 2005. Our principal executive officer and principal financial officer subsequently concluded that the material weaknesses described below existed as of December 31, 2005. As a result, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, Management’s Report on Internal Control Over Financial Reporting has also been restated.
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006. As a result of the findings of the Special Committee as well as our internal review and our need to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005, we determined that there were material weaknesses as of March 31, 2006, as more fully described below. For these reasons our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting as of March 31, 2006:
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
      Information about legal proceedings is set forth in Note 14 and Note 18 to the unaudited condensed consolidated financial statements included in this Report.

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
      On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through the present. As described in Item 7, the Special Committee has identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate the consolidated financial statements contained in those reports. The review or our historical stock option granting practices, related activities and the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our managements’ attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.
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
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concurrent with the filing of our Annual Report on Form 10-K/ A and this Quarterly Report on Form 10-Q/ A, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.
      We are currently a party to various legal proceedings, including those described in Part II, Item 1 “Legal Proceedings” in this Report on Form 10-Q/ A. Much of our recent increase in litigation relates to an allegedly defective epoxy compound, formerly used in some of our products, which is alleged to be responsible for certain semiconductor chip failures. We have recently settled the last outstanding mold compound litigation, however if other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. We also recently have been named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al. and Kahn v. Kim, et al., as described in greater detail in the Part I, Item 2 under the caption “Litigation — Other Litigation” above. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this Form 10-Q/ A on our financial condition, results of operations or cash flows could change in the future.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.
      The semiconductor packaging process uses chemicals and gases and generates by products that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in packaging products.
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
      We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, or the enforcement of our existing intellectual property rights. We refer you to the matters of Amkor Technology, Inc. v. Carsem, et al., Amkor Technology, Inc. v. Motorola, Inc., and Tessera, Inc. v. Amkor Technology, Inc., which are described in more detail in Note 14 to the unaudited condensed consolidated financial statements included in this Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated purchasers(1)

Maximum Number (or
			Total Number of Principal	Approximate Dollar
		Average Price Paid	Amount of Convertible	Value) of Convertible
	Total Principal	per $1,000	Notes Purchased as Part	Notes That May Yet
	Amount of Convertible	Principal Amount of	of a Publicly Announced	Be Purchased Under
Period	Notes Purchased	Convertible Notes	Plan or Program	the Plan or Program

January 1 — January 31, 2006	$1,000,000	$992.50	$—	$—
February 1 — February 28, 2006	—	—	—	—
March 1 — March 31, 2006	—	—	—	—

(1)	In January 2006, we repurchased $1.0 million of our outstanding 5.75% convertible subordinated notes due June 2006. All repurchases were made in open market transactions.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE

Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer and Duly Authorized Officer)
Date: October 6, 2006

Index to Exhibits

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