Form 10-Q
period 2006-06-30
AMKOR TECHNOLOGY INC
filed 2006-10-06
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).     Yes ☐          No ☑
      The number of outstanding shares of the registrant’s Common Stock as of July 31, 2006 was 178,109,034.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

		2005		2005
	2006	(As restated)(1)	2006	(As restated)(1)

	(In thousands, except per share data)
Net sales	$686,631	$489,335	$1,331,720	$906,816
Cost of sales	517,307	422,883	1,007,659	797,015

Gross profit	169,324	66,452	324,061	109,801

Operating expenses:
Selling, general and administrative	58,967	66,911	119,171	127,424
Research and development	10,315	9,924	19,745	18,824
Provision for legal settlements and contingencies	—	—	1,000	50,000

Total operating expenses	69,282	76,835	139,916	196,248

Operating income (loss)	100,042	(10,383)	184,145	(86,447)

Other (income) expense:
Interest expense, net	40,600	41,395	81,757	81,908
Interest expense, related party	1,563	—	3,351	—
Foreign currency loss (gain), net	1,079	(1,773)	5,007	459
Debt retirement costs, net	27,860	—	27,389	—
Other (income) expense, net	2,840	2,063	2,375	2,241

Total other expense, net	73,942	41,685	119,879	84,608

Income (loss) before income taxes and minority interests	26,100	(52,068)	64,266	(171,055)
Income tax expense	1,972	1,353	5,584	2,540

Income (loss) before minority interests	24,128	(53,421)	58,682	(173,595)
Minority interests, net of tax	(340)	926	(455)	1,937

Net income (loss)	$23,788	$(52,495)	$58,227	$(171,658)

Income (loss) per common share:
Basic	$0.13	$(0.30)	$0.33	$(0.98)

Diluted	$0.13	$(0.30)	$0.32	$(0.98)

Shares used in computing income (loss) per common share:
Basic	177,689	176,371	177,245	176,045

Diluted	196,869	176,371	193,946	176,045

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		December 31,
	June 30,	2005
	2006	(As restated)(1)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,507	$206,575
Restricted cash	2,413	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,764 and $4,947	402,773	381,495
Other	8,038	5,089
Inventories, net	163,982	138,109
Other current assets	32,305	35,222

Total current assets	753,018	766,490
Property, plant and equipment, net	1,482,365	1,419,472
Goodwill	672,069	653,717
Intangibles, net	34,317	38,391
Investments	5,829	9,668
Other assets	52,818	67,353

Total assets	$3,000,416	$2,955,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$208,230	$184,389
Trade accounts payable	356,558	326,712
Accrued expenses	133,168	124,027

Total current liabilities	697,956	635,128
Long-term debt	1,729,750	1,856,247
Long-term debt, related party	100,000	100,000
Other non-current liabilities	177,162	135,861

Total liabilities	2,704,868	2,727,236

Commitments and contingencies (see Note 15)
Minority interests	3,879	3,950

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 178,096 in 2006 and 176,733 in 2005	178	178
Additional paid-in capital	1,438,797	1,431,543
Accumulated deficit	(1,153,247)	(1,211,474)
Accumulated other comprehensive income	5,941	3,658

Total stockholders’ equity	291,669	223,905

Total liabilities and stockholders’ equity	$3,000,416	$2,955,091

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,

		2005
	2006	(As restated)(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$58,227	$(171,658)
Depreciation and amortization	133,525	122,044
Other operating activities and non-cash items	50,760	6,583
Changes in assets and liabilities	(2,706)	25,318

Net cash provided by (used in) operating activities	239,806	(17,713)

Cash flows from investing activities:
Payments for property, plant and equipment	(169,469)	(124,397)
Proceeds from the sale of property, plant and equipment	1,333	443

Net cash used in investing activities	(168,136)	(123,954)

Cash flows from financing activities:
Net change in bank overdrafts	—	(102)
Borrowings under revolving credit facilities	111,185	111,760
Payments under revolving credit facilities	(95,462)	(111,488)
Proceeds from issuance of long-term debt	590,000	12,722
Payments for debt issuance costs	(14,852)	—
Payments on long-term debt	(731,634)	(17,619)
Proceeds from issuance of stock through stock compensation plans	4,959	2,733

Net cash used in financing activities	(135,804)	(1,994)

Effect of exchange rate fluctuations on cash and cash equivalents	1,066	(419)

Net decrease in cash and cash equivalents	(63,068)	(144,080)
Cash and cash equivalents, beginning of period	206,575	372,284

Cash and cash equivalents, end of period	$143,507	$228,204

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94,705	$82,957
Income taxes	$3,216	$1,916
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$17,822	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Interim Financial Statements
      Basis of Presentation. The condensed consolidated financial statements and related disclosures as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report for the fiscal year ended December 31, 2005 filed on Form 10-K/ A with the SEC. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.
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
      Restricted Cash. Restricted cash consists of short-term cash equivalents used to collateralize our daily banking services, and accordingly is classified as a current asset.

New Accounting Standards.

Recently Issued Standards
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial statements and disclosures.
      In June 2006, the FASB ratified EITF Issue No. 06-03 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of Issue No. 06-03 to our financial statements and disclosures.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements and disclosures.
      The FASB has issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not believe that SAB No. 108 will have a material impact on our consolidated balance sheet and statement of operations.

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
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 153 on

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2006. The adoption of this statement did not have a material impact on our financial statements and disclosures.
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
      Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (see Note 4 for further discussion).
      In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1/ FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. We adopted the provisions FSP 115-1/124-1 on January 1, 2006. The adoption of this FSP did not have a material impact on our financial statements and disclosures.

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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$489,335	—	$489,335	$906,816	$—	$906,816
Cost of sales	422,837	46	422,883	796,923	92	797,015

Gross profit	66,498	(46)	66,452	109,893	(92)	109,801

Operating expenses:
Selling, general and administrative	66,865	46	66,911	127,331	93	127,424
Research and development	9,924	—	9,924	18,824	—	18,824
Provision for legal settlements and contingencies	—	—	—	50,000	—	50,000

Total operating expenses	76,789	46	76,835	196,155	93	196,248

Operating income (loss)	(10,291)	(92)	(10,383)	(86,262)	(185)	(86,447)

Other (income) expense:
Interest expense, net	41,395	—	41,395	81,908	—	81,908
Interest expense, related party	—	—	—	—	—	—
Foreign currency loss (gain), net	(1,773)	—	(1,773)	459	—	459
Debt retirement costs, net	—	—	—	—	—	—
Other (income) expense, net	2,063	—	2,063	2,241	—	2,241

Total other expense, net	41,685	—	41,685	84,608	—	84,608

Income (loss) before income taxes and minority interests	(51,976)	(92)	(52,068)	(170,870)	(185)	(171,055)
Income tax expense	1,353	—	1,353	2,540	—	2,540

Income (loss) before minority interests	(53,329)	(92)	(53,421)	(173,410)	(185)	(173,595)
Minority interests, net of tax	926	—	926	1,937	—	1,937

Net income (loss)	$(52,403)	$(92)	$(52,495)	$(171,473)	$(185)	$(171,658)

Income (loss) per common share:
Basic	$(0.30)	$—	$(0.30)	$(0.97)	$(0.01)	$(0.98)

Diluted	$(0.30)	$—	$(0.30)	$(0.97)	$(0.01)	$(0.98)

Shares used in computing income (loss) per common share:
Basic	176,371		176,371	176,045		176,045

Diluted	176,371		176,371	176,045		176,045

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
      Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for each of the three and six month periods ended June 30, 2005, as a result of the potentially dilutive securities being antidilutive due to net losses. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

		2005		2005
	2006	(As restated)	2006	(As restated)

	(In thousands, except per share data)
Net income (loss) — basic	$23,788	$(52,495)	$58,227	$(171,658)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	448	—	448	—
Interest on 6.25% convertible notes due 2013, net of tax	1,563	—	3,351	—

Net income (loss) — diluted	$25,799	$(52,495)	$62,026	$(171,658)

Weighted average shares outstanding — basic	177,689	176,371	177,245	176,045
Effect of dilutive securities:
Stock options	677	—	760	—
2.5% convertible notes due 2011	5,152		2,590
6.25% convertible notes due 2013	13,351	—	13,351	—

Weighted average shares outstanding — diluted	196,869	176,371	193,946	176,045

EPS:
Basic	$0.13	$(0.30)	$0.33	$(0.98)
Diluted	$0.13	$(0.30)	$0.32	$(0.98)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)
Stock options	12,330	17,267	12,956	17,267
5.0% convertible notes due 2006	2,572	2,554	2,564	2,554
5.75% convertible notes due 2007	2,514	6,657	3,143	6,657

Total potentially dilutive shares	17,416	26,478	18,663	26,478

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	12,330	17,021	12,956	16,450

4.	Stock Compensation Plans
      Effective January 1, 2006, we adopted SFAS No. 123(R) which revises SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period). Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective method, whereby compensation cost is recognized beginning with the first period that SFAS No. 123(R) is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. We continue to use the Black-Scholes option valuation model to value stock options. Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after December 31, 2005 — Awards are measured at their fair value at the date of grant under the provisions of SFAS No. 123(R) with the resulting compensation expense recognized ratably over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to December 31, 2005 — Awards were measured at their fair value at the date of original grant under the original provisions of SFAS No. 123. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.
      For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. As a result of the adoption of SFAS No. 123(R), we recognized compensation expense of $1.2 million and $2.3 million, with no tax impact, for the three and six months ended June 30, 2006. The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by less than $0.01 for the three and six months ended June 30, 2006.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents stock-based employee compensation expense included in the condensed consolidated statement of operations:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2005		2005
	2006	(As restated)	2006	(As restated)

	(In thousands)		(In thousands)
Cost of sales	$357	$46	$638	$92
Selling, general, and administrative	845	46	1,659	93

Stock-based compensation expense	$1,202	$92	$2,297	$185

      In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This pronouncement provides an alternative method of calculating the excess tax benefit pool available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). We have until November 2006 to make a one-time election to adopt the transition method. We are currently evaluating FSP 123R-3; this one-time election will not affect our results of operations in the period of adoption.
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
      Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(As restated)	(As restated)

	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(52,495)	$(171,658)
Add: Stock-based compensation expense included in restated results	92	185
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(613)	(1,208)

Net loss, pro forma	$(53,016)	$(172,681)

Loss per share:
Basic and diluted:
As reported	$(0.30)	$(0.98)
Pro forma	$(0.30)	$(0.98)
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock Option Plans. Substantially all of the options granted are generally exercisable pursuant to a two or four-year vesting schedule and the term of the options granted is no longer than ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of June 30, 2006 is shown below. For additional information about our stock compensation plans, refer to Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/ A for the year ended December 31, 2005.

Stock Option Plans	1998 Director Option Plan	1998 Stock Plan	2003 Inducement Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at June 30, 2006	141,666	6,482,951	340,600
      In order to calculate the fair value of stock options at the date of grant, we used the Black-Scholes option pricing model. Expected volatilities are weighted based on the historical performance of our stock and implied volatilities. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
      The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(As restated)		(As restated)
Expected life (in years)	5.8	5.8	5.8	5.8
Risk-free interest rate	4.9%	4.0%	4.6%	4.0%
Volatility	74%	91%	78%	91%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$7.09	$2.74	$4.84	$3.02
Intrinsic value of options exercised (in thousands)	$913	$4	$1,488	$4
      The following is a summary of all option activity for the six months ended June 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(Years)	Value

Outstanding at December 31, 2005	16,369,994	$10.53
Granted	829,975	$6.96
Exercised	(371,020)	$5.88
Forfeited or expired	(1,196,932)	$10.72

Outstanding at June 30, 2006	15,632,017	$10.43	6.24	$15,160,341

Exercisable at June 30, 2006	13,189,708	$11.35	5.75	$5,387,460

Fully vested and expected to vest at June 30, 2006	15,289,649	$10.54	6.18	$13,840,453

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total unrecognized compensation expense from stock options was $8.6 million as of June 30, 2006, which is expected to be recognized over a weighted-average period of 2.2 years.
      Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. During the six months ended June 30, 2006, we issued 999,981 shares under the plan at a weighted average price of $2.78 per share.
      We value our purchase rights using the Black-Scholes option pricing model, which incorporates the assumptions noted in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.8%	3.9%	4.8%	3.9%
Volatility	66%	91%	66%	91%
Dividend yield	—	—	—	—
      For the six months ended June 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $5.0 million and $2.7 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

5.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

		2005		2005
	2006	(As restated)	2006	(As restated)

	(In thousands)		(In thousands)
Net income (loss)	$23,788	$(52,495)	$58,227	$(171,658)
Unrealized gain (loss) on investments, net of tax	—	4	(2,571)	(2,104)
Reclassification adjustment for losses included in net income (loss)	2,624	1,772	2,624	1,772
Foreign currency translation adjustment, net of tax	(71)	(9)	2,230	(1,392)

Total comprehensive income (loss)	$26,341	$(50,728)	$60,510	$(173,382)

6.	Income Taxes
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
      During 2005, the IRS commenced an examination of our U.S. federal income tax returns for years 2002 and 2003, which primarily focused on inter-company transfer pricing and cost-sharing issues carried over from

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the 2000 and 2001 examinations. The IRS proposed four adjustments, and in 2005, we agreed to three of them, lowering our U.S. net operating loss carryforwards at December 31, 2005 by $36.1 million. In May 2006, we reached an agreement with the IRS on the last adjustment, further reducing our net operating loss carryforwards by $10.0 million. Because we maintain a full valuation allowance on our U.S. net operating loss carryforwards, these adjustments had no impact on our consolidated financial condition or results of operations.
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
      Income tax expense for the three and six months ended June 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. We anticipate an effective income tax rate of approximately 8.0% for the twelve months ending December 31, 2006, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At June 30, 2006, we had U.S. net operating loss carryforwards totaling $347.0 million, which expire at various times through 2025. Additionally, at June 30, 2006, we had $78.2 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.
      We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

7.	Inventories
      Inventories consist of the following:

	June 30,	December 31,
	2006	2005

	(In thousands)
Raw materials and purchased components, net of reserves of $28.6 million and $23.7 million, respectively	$120,953	$106,308
Work-in-process	41,603	30,124
Finished goods	1,426	1,677

	$163,982	$138,109

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	June 30,	December 31,
	2006	2005

	(In thousands)
Land	$111,653	$111,451
Land use rights	19,945	19,945
Buildings and improvements	777,013	655,042
Machinery and equipment	2,062,652	1,958,181
Furniture, fixtures and other equipment	149,186	140,163
Construction in progress	42,264	103,439

	3,162,713	2,988,221
Less — Accumulated depreciation and amortization	(1,680,348)	(1,568,749)

	$1,482,365	$1,419,472

      Construction in progress at December 31, 2005, includes $95.4 million, related to the facility in Shanghai, China. During the second quarter of 2006, the facility in Shanghai, China was completed and moved out of construction in progress. Associated with this facility, we have rights to use the land on which the building is located for a period of 50 years. Construction in progress at June 30, 2006, includes $37.1 million, related to the facility in Science Park, Singapore.
      The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Condensed Consolidated Balance Sheets:

	For the Six Months
	Ended June 30,

	2006	2005

	(In thousands)
Payments for property, plant, and equipment	$169,469	$124,397
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	26,805	37,118

Property, plant and equipment additions	$196,274	$161,515

9.	Goodwill and Other Intangibles Assets
      The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)
Balance as of December 31, 2005	$653,717
Additions	17,822
Translation adjustments	530

Balance as of June 30, 2006	$672,069

      In January 2006, we acquired an additional 39.6% of Unitive Semiconductor Taiwan (“UST”) for $18.4 million, which was funded out of an escrow set up in December 2005. The majority of the purchase price was allocated to goodwill resulting in $17.8 million in additions during the first quarter of 2006. We acquired

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional shares later in the first quarter of 2006 resulting in our combined ownership in UST of 99.86% as of June 30, 2006.
      During the second quarter of 2006, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed the annual impairment test on goodwill and as the fair value of our packaging services segment exceeded its carrying value, we concluded that goodwill is not impaired.
      Intangibles as of June 30, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net

	(In thousands)
Patents and technology rights	$74,158	$(45,866)	$28,292
Customer relationship and supply agreements	8,858	(2,833)	6,025

	$83,016	$(48,699)	$34,317

      Intangibles as of December 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net

	(In thousands)
Patents and technology rights	$73,573	$(41,839)	$31,734
Customer relationship and supply agreements	8,858	(2,201)	6,657

	$82,431	$(44,040)	$38,391

      Amortization of identifiable intangible assets was $2.4 million for the three months ended June 30, 2006 and 2005. Amortization of identifiable intangible assets was $4.7 million for the six months ended June 30, 2006 and 2005.
      Based on the amortizing assets recognized in our balance sheet at June 30, 2006, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)
2006 Remaining	$4,812
2007	9,539
2008	9,412
2009	4,656
2010	2,703

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Investments
      Investments include non-current marketable securities and equity investments as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Marketable securities classified as available for sale:
DongbuAnam Semiconductor, Inc. (ownership of 1% at June 30, 2006 and 2% at December 31, 2005)	$5,727	$8,879
Other marketable securities classified as available for sale	31	714

Total marketable securities	5,758	9,593
Equity method investments	71	75

	$5,829	$9,668

      During the second quarter of 2006, we recognized impairment charges totaling $3.2 million on the investment in DongbuAnam Semiconductor, Inc. These charges were recognized as we believe the related decline in value was other than temporary. As of June 30, 2006 and December 31, 2005, there are no gains or losses included in other comprehensive income relating to our investment in DongbuAnam Semiconductor, Inc.

11.	Accrued Expenses
      Accrued expenses consist of the following:

		December 31,
	June 30,	2005
	2006	(As restated)

	(In thousands)
Accrued interest	$23,095	$34,545
Accrued payroll	36,402	26,339
Customer advances	15,453	2,526
Accrued income taxes	4,635	2,776
Other accrued expenses	53,583	57,841

	$133,168	$124,027

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt
      Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2006	2005

	(In thousands)
Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100.0 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000
Senior Notes:
9.25% Senior notes due February 2008	88,206	470,500
7.125% Senior notes due March 2011	248,765	248,658
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	—
Senior Subordinated Notes:
10.5% Senior subordinated notes due May 2009	21,882	200,000
2.5% Convertible senior subordinated notes due May 2011	190,000	—
Subordinated Notes:
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	—	133,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	142,422	146,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Notes Payable and Other Debt	—	823
Debt of Subsidiaries
Secured Term Loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	50,724	55,586
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 2008	9,955	11,329
Secured Equipment and Property Financing	16,516	20,454
Revolving Credit Facilities	42,878	26,501
Other Debt	1,632	2,363

Total Debt	2,037,980	2,140,636
Less: Short-term borrowings and current portion of long-term debt	(208,230)	(184,389)

Long-term debt (including related party)	$1,829,750	$1,956,247

Debt of Amkor Technology Inc.

Credit Facilities
      In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The interest rate at June 30, 2006, and December 31, 2005, was 6.98% and 5.89%, respectively; however, no borrowings were outstanding under this credit facility. Amkor, along with Unitive Inc. (“Unitive”) and Unitive Electronics, Inc. (“UEI”), are co-borrowers and guarantors under the facility and each granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. As of June 30, 2006, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaced our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004. This new facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.
      In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.69% and 8.88% at June 30, 2006 and December 31, 2005, respectively); and matures in October 2010. Guardian Assets, Inc., Unitive, UEI, Amkor International Holdings, LLC (“AIH”) are guarantors of the second lien term loan. The second lien term loans are secured by a second lien on substantially all of our U.S. assets, including the shares of certain of our U.S. subsidiaries and a portion of the shares of some of our foreign subsidiaries. We do not have the option to prepay the second lien term loan until October 2006. If we were to elect to prepay the loan, we would be required to pay a prepayment premium, initially set at 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Senior and Senior Subordinated Notes
      In February 2001, we issued $500.0 million of 9.25% Senior Notes due February 2008 (the “2008 Notes”). As of December 31, 2005, we had purchased $29.5 million of these notes. In January 2006, we purchased an additional $30.0 million of these notes and recorded a gain on extinguishment of $0.7 million which is included in debt retirement costs, net, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. A portion of the 2008 Notes are not redeemable prior to their maturity. In April 2006, we announced a tender offer for the 2008 Notes. We used the net proceeds from the 2016 Notes (described below) to purchase $352.3 million in notes tendered. We recorded a $20.2 million loss on extinguishment related to premiums paid for the purchase of the 2008 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net.
      In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium. Prior to March 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of one or more equity offerings at a price of 107.125% of the principal amount plus accrued and unpaid interest.
      In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes are not redeemable at our option until May 2008.
      In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
After June 1, 2011, the notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 2008 Notes, pay respective accrued interest and tender premiums.
      In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. As of June 30, 2006, the 2009 Notes were redeemable at our option at a price of 101.25% of the principal of the notes plus accrued and unpaid interest.
      In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”). The 2011 Notes are convertible into our common stock at a price of $14.59 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior subordinated debt. After deducting fees to the underwriter, the net proceeds from the issuance of the 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums.
      The senior and senior subordinated notes contain a number of affirmative and negative covenants, which could restrict our operations. As discussed in Note 17 “Subsidiary Guarantors”, Unitive, UEI and AIH, guarantee the senior and senior subordinated notes. We are in the process of consolidating these subsidiaries, and we expect that, before the end of 2006, all of the guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.

Subordinated Notes
      In May 2001, we issued $250.0 million of our 5.75% Convertible Subordinated Notes due June 2006 (the “2006 Notes”). In November 2003, we purchased $17.0 million of the 2006 Notes with the proceeds of an equity offering. In November 2005, we purchased an additional $100.0 million of the 2006 Notes with proceeds from the issuance of $100.0 million of 6.25% Convertible Subordinated Notes due December 2013 described below. We purchased such 2006 Notes on the open market at 99.125% and recorded a gain on extinguishment of $0.9 million. which The gain on extinguishment was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.3 million. In January 2006, we purchased an additional $1.0 million of the 2006 Notes at 99.25%. In June 2006, we repaid the remaining balance of $132.0 million at the maturity date with cash on hand.
      In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. In 2003, we recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. In June 2006, we repurchased $4.0 million of our 2007 Notes at 99.875%. As of June 30, 2006, the 2007 Notes were redeemable at our option at a price of 100.714% of the principal of the notes plus accrued and unpaid interest.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Debt of Subsidiaries

Secured Term Loans
      In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for New Taiwan (“NT”) $1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan led by the same lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At June 30, 2006, and December 31, 2005, the interest rate was 3.03% and 3.0%, respectively. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.
      In June 2005, UST entered into a NT$400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.0% and 3.97% as of June 30, 2006, and December 31, 2005). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The documentation governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing
      Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan is guaranteed by Amkor and is secured by a security deposit and certain of the subsidiary’s equipment. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese credit facility at June 30, 2006, and December 31, 2005, was 5.58%. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities
      Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2006, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at June 30, 2006, and December 31, 2005 was 0.75% and 0.66%, respectively. Amounts drawn on the line of credit were $10.3 million and $21.2 million at June 30, 2006 and December 31, 2005, respectively.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2007, that accrues interest at TIBOR plus 0.5%. The interest rate at June 30, 2006 and December 31, 2005 was 0.63% and 0.56%, respectively. There was $2.6 million and $0.0 million drawn on the line of credit as of June 30, 2006 and December 31, 2005, respectively.
      In September 2005, our Philippine subsidiary entered into a 300.0 million Philippine peso (approximately $5.3 million) one-year revolving line of credit that accrues interest at LIBOR plus 1.0% (5.2% at December 31, 2005). In January 2006, we repaid all amounts outstanding under the Philippine revolving line of credit, and replaced it with a new revolving line of credit for $5.0 million, maturing in September 2006, that accrues interest at LIBOR plus 1.0% (6.17% at June 30, 2006), and the line was fully drawn as of June 30, 2006. In May 2006, our Philippine subsidiary entered into an additional revolving line of credit for $10.0 million, maturing in May 2007, that accrues interest at Libor plus 1.0% (6.32% at June 30, 2006), and the line was fully drawn as of June 30, 2006.
      In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which bears interest at LIBOR plus 1.25%, maturing in January 2007. The borrowings to date of $15.0 million were used to support working capital. At June 30, 2006, the interest rate ranged from 5.99% to 6.55% based on the dates of borrowing.
      These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Other Debt
      Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing in 2007. Interest rates on this debt ranged from 3.10% to 3.15% as of June 30, 2006 and 2.67% to 3.10% as of December 31, 2005.

Compliance with Debt Covenants
      We were in compliance with all of our covenants under all of our debt obligations as of June 30, 2006.
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

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of this Quarterly Report on Form 10-Q, concurrent with the filing of our Annual Report on Form 10-K/ A for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.

13.	Other Non-Current Liabilities
      Other non-current liabilities consist of the following:

	June 30,	December 31,
	2006	2005

	(In thousands)
Accrued pension and severance obligations	$149,527	$129,752
Customer advances	23,027	714
Other non-current liabilities	4,608	5,395

	$177,162	$135,861

14.	Pension and Severance Plans
      Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Components of net periodic pension cost and total pension expense:
Service cost	$1,018	$1,714	$2,175	$3,151
Interest cost	675	558	1,359	1,079
Expected return on plan assets	(715)	(343)	(1,556)	(654)
Amortization of transitional obligation	27	33	55	63
Amortization of prior service cost	7	8	14	16
Recognized actuarial (gain)/loss	1,270	12	1,721	24

Total pension expense	$2,282	$1,982	$3,768	$3,679

      For the three and six months ended June 30, 2006, $0.4 million and $1.0 million, respectively, was contributed to fund the pension plans. We presently anticipate contributing an additional $6.8 million in 2006 to fund the pension plans.
      Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended June 30, 2006 and 2005, the provision recorded for severance benefits was $7.8 million and $6.6 million, respectively. For the six months ended June 30, 2006 and 2005, the provision recorded for severance benefits was $17.1 million and $13.7 million, respectively. The balance recorded in other non-current liabilities for accrued severance at our Korean subsidiary was $133.5 million and $116.4 million at June 30, 2006 and December 31, 2005, respectively.

15.	Commitments and Contingencies

Indemnifications and Guarantees
      We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at June 30, 2006 and December 31, 2005. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.
      As of June 30, 2006, we have outstanding $0.2 million of standby letters of credit under our $100.0 million first lien revolving credit facility and have available an additional $24.8 million.

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We generally provide a standard ninety-day warranty on our services. Our warranty activity has historically been immaterial.

Legal Proceedings
      We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the following legal proceedings on our financial condition, results of operations or cash flows could change in the future. We record provisions in our consolidated financial statements for pending litigation and other legal proceedings when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. During the three months ended June 30, 2006 and 2005, no provision was recorded related to legal matters. During the six months ended June 30, 2006 and 2005, we recorded a provision of $1.0 million and $50.0 million, respectively related to the epoxy mold compound litigation discussed below.

Epoxy Mold Compound Litigation
      Much of our recent litigation related to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which was alleged to have been responsible for certain semiconductor chip failures. As previously disclosed, the cases of Fujitsu Limited v. Cirrus Logic, Inc., et al., Seagate Technology LLC v. Atmel Corporation, et al., Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al., and Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al., and Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al. have each been resolved through trial or settlement, with a complete dismissal or release of all claims. Other customers of ours have made inquiries in the past about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

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
      We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs were submitted and post-trial oral arguments were heard by the Court in April 2006. Additional post-trial oral arguments were heard by the Court on September 11, 2006.

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
      Paris Commercial Court. On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $59.7 million based on the spot exchange rate at December 31, 2005.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.
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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.
      In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame® package technology, that some of our 21 asserted patent claims are valid, and that

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act.
      We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination that Carsem infringed some of our patent claims and ruled that Carsem violated Section 337 of the Tariff Act. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party conception documents. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the discovery issues related to third party conception documents. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia; a schedule has not yet been established for that action. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

Tessera, Inc. v. Amkor Technology, Inc.
      On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The Request seeks substantial monetary damages and claims, among other things, that Amkor is in breach of its license agreement with Tessera as a result of Amkor’s failure to pay Tessera royalties allegedly due on certain packages Amkor assembles for some of its customers. The Request seeks monetary damages in the amount of approximately $100 million. We dispute the claims in the Request, and have denied all liability. We believe we have meritorious defenses in this matter, and intend to defend ourselves vigorously and seek judgment in our favor in due course.

Securities Class Action Litigation
      On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. On August 15, 2006, plaintiffs filed an amended complaint adding additional officer, director and former director defendants and alleging improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper.

Shareholder Derivative Lawsuits
      On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above. In September 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers.
      On March 2, 2006, a purported shareholder derivative lawsuit entitled Kahn v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other Legal Matters

Securities and Exchange Commission Investigation
      In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. As previously announced, the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. Amkor believes that the investigation continues to relate primarily to transactions in the Company’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of the Company, or the Company itself, our business or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.
      As described in Note 2, “Restatement of Consolidated Financial Statement, Special Committee and Company Finding”, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC.

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

16.	Related Party Transactions
      In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt. In March 2006, we filed a registration statement with

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the SEC to affect the registration of the notes and the common stock issuable upon conversion of the notes. See Note 12 for additional information.
      Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns, together with other Kim family members, 53.4% of Anam Information Technology, Inc., a company that provides computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). For the three months ended June 30, 2006 and 2005, purchases from Anam Information Technology, Inc. were less than $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2006 and 2005, purchases from Anam Information Technology, Inc. were $0.2 million and $0.6 million, respectively. Amounts due to Anam Information Technology, Inc. at June 30, 2006, and December 31, 2005 were less than $0.1 million and $0.3 million, respectively.
      Mr. JooHo Kim, together with his wife and children, owns 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For each of the three months ended June 30, 2006 and 2005, purchases from Jesung C&M were $1.7 million. For each of the six months ended June 30, 2006 and 2005, purchases from Jesung C&M were $3.3 million. Amounts due to Jesung C&M at June 30, 2006 and December 31, 2005 were $0.5 million.
      Dongan Engineering Co., Ltd. was 100% owned by Mr. JooCheon Kim, a brother of Mr. James J. Kim, until the third quarter of 2005. There is no longer any related party ownership. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides, construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc. subsidiaries of Amkor. For the three and six months ended June 30, 2005, purchases from Dongan Engineering Co., Ltd. were $0.2 million and $0.4 million, respectively.
      We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. Mr. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. For the three months ended June 30, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $4.6 million and $2.2 million, respectively. For the six months ended June 30, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $7.3 million and $5.2 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at June 30, 2006 and December 31, 2005 were $2.6 million and $1.4 million, respectively.
      We lease office space in West Chester, Pennsylvania from trusts related to Mr. James J. Kim. Amounts paid for this lease for the three months ended June 30, 2006 and 2005 were less than $0.1 million and $1.0 million, respectively. Amounts paid for this lease for the six months ended June 30, 2006 and 2005 were less than $0.1 million and $1.3 million, respectively. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. We currently lease approximately 2,700 square feet of office space from these trusts. The sublease income has been assigned to the trusts as part of vacating the office space effective July 1, 2005. For the three and six months ended June 30, 2005, our sublease income includes $0.1 million and $0.3 million respectively, from related parties.

17.	Business Segments
      In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, we have two reportable segments, packaging and test. Due to the expansion of our test operations, we no longer meet the aggregation criteria under which packaging and test were previously considered a single reportable segment. We have included all prior period comparative information on the basis of the current reportable segments. Packaging and Test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services or just packaging or test services. Our packaging services process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging,

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. Our test services include the probing of fabricated wafers and testing of packaged chips using sophisticated equipment to ensure that design specifications are satisfied.
      The accounting policies for segment reporting are the same as those for our consolidated financial statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column includes other corporate adjustments, sales office and corporate property, plant and equipment.

	Packaging	Test	Other	Total

	(In thousands)
Three Months Ended June 30, 2006
Net sales	$616,540	$70,334	$(243)	$686,631
Gross profit	145,685	23,962	(323)	169,324
Three Months Ended June 30, 2005
Net sales	446,194	43,074	67	489,335
Gross profit, as restated	62,536	3,849	67	66,452
Six Months Ended June 30, 2006
Net sales	1,200,218	131,922	(420)	1,331,720
Gross profit	282,458	42,044	(441)	324,061
Six Months Ended June 30, 2005
Net sales	823,272	83,452	92	906,816
Gross profit, as restated	104,202	5,480	119	109,801
Gross Property, Plant and Equipment
June 30, 2006	2,495,235	556,136	111,342	3,162,713
December 31, 2005	2,363,332	516,883	108,006	2,988,221
18.  Subsidiary Guarantors
      As of June 30, 2006, payment obligations under our senior and senior subordinated notes, excluding the 2011 Notes (see Note 12), totaling $1,183.9 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes as of June 30, 2006, consist of Unitive, UEI and AIH. During the second quarter of 2006, we entered into supplemental indentures on our senior and senior subordinated notes that reflect the release from guarantee of P-Four LLC as a result of that entity’s liquidation. The supplemental indentures also released Amkor Technology Limited and Amkor Technology Philippines from their prior guarantee. All prior period comparable information has been retrospectively adjusted to reflect the guarantors as defined in the supplemental indenture. We are in the process of consolidating a number of our subsidiaries, and we expect that before the end of 2006, all of the remaining guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the related indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.
      Presented below is condensed consolidating financial information for the parent, Amkor Technology, Inc., the currently existing guarantor subsidiaries and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent and subsidiaries on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the parent’s and guarantor subsidiaries’ investments in subsidiaries’ accounts. The elimination columns eliminate investments in subsidiaries and inter-company balances and

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transactions. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because the guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$560,469	$6,544	$434,896	$(315,278)	$686,631
Cost of sales	480,634	7,074	340,086	(310,487)	517,307

Gross profit (loss)	79,835	(530)	94,810	(4,791)	169,324

Operating expenses:
Selling, general and administrative	34,321	1,880	27,557	(4,791)	58,967
Research and development	(607)	129	10,793	—	10,315
Provision for legal settlements and contingencies	—	—	—	—	—

Total operating expenses	33,714	2,009	38,350	(4,791)	69,282

Operating income (loss)	46,121	(2,539)	56,460	—	100,042

Other (income) expense:
Interest expense, net	20,904	171	19,525	—	40,600
Interest expense, related party	1,563	—	—	—	1,563
Foreign currency loss (gain), net	(147)	—	1,226	—	1,079
Debt retirement costs, net	27,860	—	—	—	27,860
Other (income) expense, net	(29,636)	(14,577)	(320)	47,373	2,840

Total other expense, net	20,544	(14,406)	20,431	47,373	73,942

Income (loss) before income taxes and minority interests	25,577	11,867	36,029	(47,373)	26,100
Income tax expense (benefit)	1,789	12	171	—	1,972

Income (loss) before minority interests	23,788	11,855	35,858	(47,373)	24,128
Minority interests, net of tax	—	—	(340)	—	(340)

Net income (loss)	$23,788	$11,855	$35,518	$(47,373)	$23,788

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$330,861	$4,983	$388,268	$(234,777)	$489,335
Cost of sales	299,117	5,289	349,810	(231,333)	422,883

Gross profit (loss)	31,744	(306)	38,458	(3,444)	66,452

Operating expenses:
Selling, general and administrative	35,264	1,450	33,641	(3,444)	66,911
Research and development	104	58	9,762	—	9,924
Provision for legal settlements and contingencies	—	—	—	—	—

Total operating expenses	35,368	1,508	43,403	(3,444)	76,835

Operating income (loss)	(3,624)	(1,814)	(4,945)	—	(10,383)

Other (income) expense:
Interest expense, net	23,846	140	17,409	—	41,395
Interest expense, related party	—	—	—	—	—
Foreign currency loss (gain), net	(346)	4	(1,431)	—	(1,773)
Debt retirement costs, net	—	—	—	—	—
Other (income) expense, net	24,787	10,800	9,393	(42,917)	2,063

Total other expense, net	48,287	10,944	25,371	(42,917)	41,685

Income (loss) before income taxes and minority interests	(51,911)	(12,758)	(30,316)	42,917	(52,068)
Income tax expense	584	35	734	—	1,353

Income (loss) before minority interests	(52,495)	(12,793)	(31,050)	42,917	(53,421)
Minority interests, net of tax	—	—	926	—	926

Net income (loss)	$(52,495)	$(12,793)	$(30,124)	$42,917	$(52,495)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$1,088,743	$12,746	$837,042	$(606,811)	$1,331,720
Cost of sales	925,836	13,530	667,147	(598,854)	1,007,659

Gross profit (loss)	162,907	(784)	169,895	(7,957)	324,061

Operating expenses:
Selling, general and administrative	67,608	3,654	55,866	(7,957)	119,171
Research and development	(184)	249	19,680	—	19,745
Provision for legal settlements and contingencies	1,000	—	—	—	1,000

Total operating expenses	68,424	3,903	75,546	(7,957)	139,916

Operating income	94,483	(4,687)	94,349	—	184,145

Other (income) expense:
Interest expense, net	42,615	324	38,818	—	81,757
Interest expense, related party	3,351	—	—	—	3,351
Foreign currency loss (gain), net	(2,212)	—	7,219	—	5,007
Debt retirement costs, net	27,389	—	—	—	27,389
Other (income) expense, net	(37,714)	(16,242)	(3,200)	59,531	2,375

Total other expense, net	33,429	(15,918)	42,837	59,531	119,879

Income (loss) before income taxes and minority interests	61,054	11,231	51,512	(59,531)	64,266
Income tax expense	2,827	12	2,745	—	5,584

Income (loss) before minority interests	58,227	11,219	48,767	(59,531)	58,682
Minority interests, net of tax	—	—	(455)	—	(455)

Net income (loss)	$58,227	$11,219	$48,312	$(59,531)	$58,227

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net sales	$611,773	$8,615	$725,102	$(438,674)	$906,816
Cost of sales	548,513	10,168	670,772	(432,438)	797,015

Gross profit (loss)	63,260	(1,553)	54,330	(6,236)	109,801

Operating expenses:
Selling, general and administrative	66,270	2,699	64,691	(6,236)	127,424
Research and development	1,172	131	17,521	—	18,824
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	117,442	2,830	82,212	(6,236)	196,248

Operating loss	(54,182)	(4,383)	(27,882)	—	(86,447)

Other (income) expense:
Interest expense, net	48,389	260	33,259	—	81,908
Interest expense, related party	—	—	—	—	—
Foreign currency loss, net	304	63	92	—	459
Debt retirement costs, net	—	—	—	—	—
Other (income) expense, net	67,890	26,235	23,869	(115,753)	2,241

Total other expense, net	116,583	26,558	57,220	(115,753)	84,608

Income (loss) before income taxes and minority interests	(170,765)	(30,941)	(85,102)	115,753	(171,055)
Income tax expense	893	35	1,612	—	2,540

Income (loss) before minority interests	(171,658)	(30,976)	(86,714)	115,753	(173,595)
Minority interests, net of tax	—	—	1,937	—	1,937

Net income (loss)	$(171,658)	$(30,976)	$(84,777)	$115,753	$(171,658)

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$64,279	$1,174	$78,054	$—	$143,507
Restricted cash	2,413	—	—	—	2,413
Accounts receivable:
Trade, net of allowance	305,947	3,693	93,133	—	402,773
Other	4,291	2	3,745	—	8,038
Inventories, net	112,331	788	50,863	—	163,982
Other current assets	5,062	495	26,748	—	32,305

Total current assets	494,323	6,152	252,543	—	753,018
Intercompany	1,100,362	4,851	(1,105,213)	—	—
Property, plant and equipment, net	38,348	21,867	1,422,150	—	1,482,365
Goodwill	37,188	7,905	626,976	—	672,069
Intangibles, net	15,056	3,824	15,437	—	34,317
Investments	709,974	758,355	691,324	(2,153,824)	5,829
Other assets	33,153	(964)	20,629	—	52,818

Total assets	2,428,404	801,990	1,923,846	(2,153,824)	3,000,416

Current liabilities:
Short term borrowings and current portion of long-term debt	142,423	—	65,807	—	208,230
Other current liabilities	209,873	2,931	276,922	—	489,726

Total current liabilities	352,296	2,931	342,729	—	697,956
Long-term debt	1,673,854	—	55,896	—	1,729,750
Long-term debt, related party	100,000	—	—	—	100,000
Other noncurrent liabilities	10,585	113	166,464	—	177,162

Total liabilities	2,136,735	3,044	565,089	—	2,704,868

Commitments and contingencies
Minority interests	—	—	3,879	—	3,879

Total stockholders’ equity	291,669	798,946	1,354,878	(2,153,824)	291,669

Total liabilities and stockholders’ equity	$2,428,404	$801,990	$1,923,846	$(2,153,824)	$3,000,416

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Current assets:
Cash and cash equivalents	$106,833	$3,244	$96,498	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,279	115,194	—	381,495
Other	4,489	—	600	—	5,089
Inventories, net	94,813	598	42,698	—	138,109
Other current assets	4,049	198	30,975	—	35,222

Total current assets	473,206	7,319	285,965	—	766,490
Intercompany	1,211,929	10,317	(1,222,246)	—	—
Property, plant and equipment, net	41,574	18,453	1,359,445	—	1,419,472
Goodwill	37,188	7,905	608,624	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,599	742,083	846,366	(2,208,380)	9,668
Other assets	45,624	510	21,219	—	67,353

Total assets	2,455,883	790,646	1,916,942	(2,208,380)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	—	50,566	—	184,389
Other current liabilities	206,579	3,040	241,120	—	450,739

Total current liabilities	340,402	3,040	291,686	—	635,128
Long-term debt	1,790,579	—	65,668	—	1,856,247
Long-term debt, related party	100,000	—	—	—	100,000
Other noncurrent liabilities	997	15	134,849	—	135,861

Total liabilities	2,231,978	3,055	492,203	—	2,727,236

Commitments and contingencies
Minority interests	—	—	3,950	—	3,950

Total stockholders’ equity	223,905	787,591	1,420,789	(2,208,380)	223,905

Total liabilities and stockholders’ equity	$2,455,883	$790,646	$1,916,942	$(2,208,380)	$2,955,091

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash flows provided by operating activities	$34,632	$6,406	$198,768	$—	$239,806

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(7,734)	(5,425)	(156,310)	—	(169,469)
Other investing activities	(21,307)	(3,051)	(87,523)	113,214	1,333

Net cash used in investing activities	(29,041)	(8,476)	(243,833)	113,214	(168,136)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	—	—	15,723	—	15,723
Proceeds from issuance of long-term debt	590,000	—	—	—	590,000
Payments for debt issuance costs	(14,813)	—	(39)		(14,852)
Payments on long-term debt	(720,214)	—	(11,420)	—	(731,634)
Other financing activities	96,866	—	21,307	(113,214)	4,959

Net cash provided by (used in) financing activities	(48,161)	—	25,571	(113,214)	(135,804)

Effects of exchange rate fluctuations on cash and cash equivalents	16	—	1,050	—	1,066

Net increase (decrease) in cash and cash equivalents	(42,554)	(2,070)	(18,444)	—	(63,068)
Cash and cash equivalents, beginning of period	106,833	3,244	96,498	—	206,575

Cash and cash equivalents, end of period	$64,279	$1,174	$78,054	$—	$143,507

AMKOR TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
Net cash flows provided by (used in) operating activities	$(68,884)	$323	$50,848	$—	$(17,713)

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(5,492)	(2,757)	(116,148)	—	(124,397)
Other investing activities	(57,679)	(245)	866	57,501	443

Net cash used in investing activities	(63,171)	(3,002)	(115,282)	57,501	(123,954)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	(102)	—	272	—	170
Proceeds from issuance of long-term debt	—	—	12,722	—	12,722
Payments for debt issuance costs	—	—	—	—	—
Payments on long-term debt	—	(673)	(16,946)	—	(17,619)
Other financing activities	2,733	2,500	55,001	(57,501)	2,733

Net cash provided by (used in) financing activities	2,631	1,827	51,049	(57,501)	(1,994)

Effects of exchange rate fluctuations on cash and cash equivalents related	8	—	(427)	—	(419)

Net increase (decrease) in cash and cash equivalents	(129,416)	(852)	(13,812)	—	(144,080)
Cash and cash equivalents, beginning of period	267,692	2,359	102,233	—	372,284

Cash and cash equivalents, end of period	$138,276	$1,507	$88,421	$—	$228,204

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: trends in outsourcing and reductions in inventory, demand and selling prices for our services and products); construction of our new facilities in Singapore and China; future capacity utilization rates, revenue, gross margins and operating performance; our ability to focus capital investments on increasing wafer bumping, flip chip, test and advanced laminate packaging capacity; entry into supply agreements with customers and forecast customer demand; anticipated tax rate; sufficient cash flows and liquidity to fund working capital, estimated capital expenditures of $300 million, and debt service requirements; our substantial indebtedness; the continued service of key senior management and technical personnel; increase in the scope and growth of our operations and ability to implement expansion plans; our ability to offset an increase in fixed commodity prices; the favorable outcome of litigation proceedings; our ability to comply with environmental regulations and foreign laws; our ability to quickly respond to a natural disaster or terrorist attack; the condition, growth and cyclical nature of the semiconductor industry; our contractual obligations; and other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward — looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this quarterly report on Form 10-Q in Part II, Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2006 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report, as well as other reports we file with the Securities and Exchange Commission.
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
      As previously disclosed, we are the subject of an SEC investigation concerning matters unrelated to our historical stock option practices. The SEC recently informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to our historical stock option practices. We intend to continue to cooperate with the SEC. As a result of the restatement, the related disclosures included in Management’s Discussion and Analysis of Financial Condition and Results or Operations have been revised if indicated as restated.
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. The Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in this Form 10-Q. We will restate the September 30, 2005 financial statements with the filing of our September 30, 2006 Form 10-Q. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) the amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

      The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$489,335	—	$489,335	$906,816	$—	$906,816
Cost of sales	422,837	46	422,883	796,923	92	797,015

Gross profit	66,498	(46)	66,452	109,893	(92)	109,801

Operating expenses:
Selling, general and administrative	66,865	46	66,911	127,331	93	127,424
Research and development	9,924	—	9,924	18,824	—	18,824
Provision for legal settlements and contingencies	—	—	—	50,000	—	50,000

Total operating expenses	76,789	46	76,835	196,155	93	196,248

Operating income (loss)	(10,291)	(92)	(10,383)	(86,262)	(185)	(86,447)

Other (income) expense:
Interest expense, net	41,395	—	41,395	81,908	—	81,908
Interest expense, related party	—	—	—	—	—	—
Foreign currency loss (gain), net	(1,773)	—	(1,773)	459	—	459
Debt retirement costs, net	—	—	—	—	—	—
Other (income) expense, net	2,063	—	2,063	2,241	—	2,241

Total other expense, net	41,685	—	41,685	84,608	—	84,608

Income (loss) before income taxes and minority interests	(51,976)	(92)	(52,068)	(170,870)	(185)	(171,055)
Income tax expense	1,353	—	1,353	2,540	—	2,540

Income (loss) before minority interests	(53,329)	(92)	(53,421)	(173,410)	(185)	(173,595)
Minority interests, net of tax	926	—	926	1,937	—	1,937

Net income (loss)	$(52,403)	$(92)	$(52,495)	$(171,473)	$(185)	$(171,658)

Income (loss) per common share:
Basic	$(0.30)	$—	$(0.30)	$(0.97)	$(0.01)	$(0.98)

Diluted	$(0.30)	$—	$(0.30)	$(0.97)	$(0.01)	$(0.98)

Shares used in computing income (loss) per common share:
Basic	176,371		176,371	176,045		176,045

Diluted	176,371		176,371	176,045		176,045

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
      Of the aggregate $108.8 million of non-cash charges for additional stock-based compensation expense, approximately $90.1 million relates to fiscal years prior to January 1, 2003. The impact of these charges including the related tax effects, for each of the five years ended December 31, 2002 is as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net sales
As previously reported	$1,406,178	$1,336,674	$2,009,701	$1,617,235	$1,452,285
Adjustment	—	—	—	—	—

As restated	1,406,178	1,336,674	2,009,701	1,617,235	1,452,285

Gross profit
As previously reported	$95,615	$52,251	$567,381	$319,877	$243,479
Adjustment	(10,316)	(4,820)	(2,540)	(9)	—

As restated	85,299	47,431	564,841	319,868	243,479

Operating income (loss)
As previously reported	$(416,920)	$(277,148)	$297,746	$156,478	$122,625
Adjustment	(52,929)	(22,045)	(13,077)	(4,493)	(24)

As restated	(469,849)	(299,193)	284,669	151,985	122,601

Income (loss) from continuing operations
As previously reported	$(835,089)	$(456,487)	$137,801	$65,999	$70,496
Adjustment	(61,352)	(15,590)	(9,311)	(3,169)	(16)

As restated	(896,441)	(472,077)	128,490	62,830	70,480

Income from discontinued operations, net of tax
As previously reported	$8,330	$5,626	$16,352	$10,720	$4,964
Adjustment	(250)	(223)	(185)	(7)	—

As restated	8,080	5,403	16,167	10,713	4,964

Net income (loss)
As previously reported	$(826,759)	$(450,861)	$154,153	$76,719	$75,460
Adjustment	(61,602)	(15,813)	(9,496)	(3,176)	(16)

As restated	(888,361)	(466,674)	144,657	73,543	75,444

Basic income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.88	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.09	0.05

Net income (loss)	$(5.41)	$(2.97)	$0.99	$0.62	$0.71

Diluted income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.85	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.08	0.04

Net income (loss)	$(5.41)	$(2.97)	$0.96	$0.61	$0.70

	December 31,

	2003	2002	2001	2000	1999	1998

	(In thousands)
Other Assets (Deferred Tax Assets)
As previously reported	$67,601	$114,178	$197,186	$101,897	$63,009	$34,932
Adjustment	—	—	13,197	6,881	1,725	8

As restated	67,601	114,178	210,383	108,778	64,734	34,940

Accrued Expenses
As previously reported	$170,145	$184,223	$145,544	$147,352	$88,577	$77,004
Adjustment	236	38	4	—	(170)	—

As restated	$170,381	184,261	145,548	147,352	88,407	77,004

Additional paid-in capital
As previously reported	$1,317,164	$1,170,227	$1,123,541	$975,026	$551,964	$381,061
Adjustment	97,505	90,067	41,694	19,569	5,087	24

As restated	1,414,669	1,260,294	1,165,235	994,595	557,051	381,085

Accumulated deficit
As previously reported	$(931,536)	$(933,734)	$(106,975)	$343,886	$189,733	$109,738
Adjustment	(97,739)	(90,103)	(28,501)	(12,688)	(3,192)	(16)

As restated	(1,029,275)	(1,023,837)	(135,476)	331,198	186,541	109,722

Stockholders’ equity
As previously reported	$401,004	$231,367	$1,008,717	$1,314,834	$737,741	$490,361
Adjustment	(234)	(36)	13,193	6,881	1,895	8

As restated	$400,770	$231,331	$1,021,910	$1,321,715	$739,636	$490,369

Results of Operations
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
      Our second quarter net income was $23.8 million, or $0.13 per diluted share, versus a net loss in the second quarter of 2005 of $(52.5) million, or ($0.30) per share. During the second quarter of 2006, in connection with refinancing transactions to address near-term debt maturities, $27.9 million of net debt retirement costs were recorded. In the three months ended June 30, 2006, sales increased $197.3 million or 40.3% to $686.6 million from $489.3 million in the three months ended June 30, 2005. The sales growth was driven by strong demand for high performance applications, cell phones and other portable devices. During the second quarter of 2006, we experienced strong growth in flip chip and 3D packaging services and test services consistent with the investments we made in these areas over the past two years.
      Favorable business conditions in our sector have allowed us to improve our product mix, selectively increase prices, and recover increases in commodity costs from some of our customers. These factors, offset by an increase in factory labor and overhead costs, have enabled us to achieve a gross margin for the second quarter of 2006 of 24.7% compare to 13.6% for the second quarter of 2005. During the second quarter of 2006, we continued the build out of our new wafer bumping and test facility in Singapore and our new packaging and test factory in Shanghai. Depreciation expense and other costs associated with these factories will continue to negatively impact gross margin until we build critical mass of revenue in these operations. We expect these facilities to begin production in the second half of 2006. Second quarter gross margin also includes a $0.4 million charge related to non-cash stock based-compensation.
      Our capacity utilization in the second quarter of 2006 remained high. We have an ongoing effort to manage our production lines, allocate assets and expand capacity in a financially-disciplined manner. For 2006, our capital investments have been, and will continue to be, primarily focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. Beginning in 2005 and continuing into 2006, we entered into several supply agreements with customers that guarantee the customer capacity in exchange for customer prepayment of services. In most cases, customers forfeit the prepayment if the capacity is not utilized per contract terms. Customer advances of $15.5 million and $23.0 million are included in accrued expenses and other non-current liabilities, respectively, as of June 30, 2006. We anticipate signing more of these types of agreements in the remainder of 2006.
      Second quarter selling, general and administrative expenses declined by $7.9 million or 11.9%, reflecting the company’s focus on cost reduction initiatives and a reduction in legal expenses. These expenses were partially offset by expenses associated with our worldwide ERP implementation and an accrual established for employee incentive and performance bonuses.
      Second quarter 2006 capital additions totaled $93.3 million. We expect that our full year 2006 capital additions will be approximately $300 million, which is subject to adjustment based on business conditions. Our 2006 capital additions budget remains focused on strategic growth areas of wafer level processing, test and flip chip packaging and also includes approximately $50 million for equipment, principally for our new packaging and test facility in China and our new wafer bumping and test facility in Singapore.
      Due to improved operating results, cash provided by operating activities increased $257.5 million to $239.8 million for the six months ended June 30, 2006 as compared to cash used in operating activities during the six months ended June 30, 2005 of $17.7 million. Cash flow from operations generated during the six months ended June 30, 2006 funded capital purchases of $169.5 million leaving $70.3 million to repay debt. Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during the first half of 2006.
      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

		(As restated)		(As restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.7%	13.6%	24.3%	12.1%
Operating income (loss)	14.6%	(2.1)%	13.8%	(9.5)%
Income (loss) before income taxes and minority interests	3.8%	(10.6)%	4.8%	(18.9)%
Net income (loss)	3.5%	(10.7)%	4.4%	(18.9)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
      Net Sales. Sales increased $197.3 million, or 40.3%, to $686.6 million in the three months ended June 30, 2006 from $489.3 million in the three months ended June 30, 2005 principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix discussed above in the Overview.
      Packaging Net Sales. Packaging net sales increased $170.3 million or 38.2% to $616.5 million in the three months ended June 30, 2006 from $446.2 million in the three months ended June 30, 2005 principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix. Packaging unit volume increased to 2.2 billion units in the second quarter of 2006 from 1.8 billion units in the second quarter of 2005. The increase in unit volume is principally attributed to growth in our MicroLeadFrame® packages, other Leadframe packages, 3D packages and System-in-Package products.
      Test Net Sales. Test net sales increased $27.2 million or 63.1% to $70.3 million in the three months ended June 30, 2006 from $43.1 million in the three months ended June 30, 2005 principally due to the production ramp of our new test facility in Singapore, an increase in units in our other test facilities, and to a lesser extent, a favorable pricing environment and product mix.
      Cost of Sales. Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
      Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue decreased from 40.9% for the three months ended June 30, 2005 to 39.2% for the three months ended June 30, 2006 due to recovery of increasing commodity prices from some of our customers, improving the product mix, and higher average selling prices on some of our products.
      Labor costs in absolute dollars were up due to increased volume, increased headcount at our newer factories, and higher labor and benefit costs at our other factories. However, as a percentage of net sales, labor declined to 14.9% for the three months ended June 30, 2006 from 19.2% for the three months ended June 30, 2005 due to increased labor utilization and productivity.
      Other manufacturing costs increased as a result of the increased volume and added costs associated with our newer factories. This includes increased depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. As a percentage of net sales, other manufacturing costs decreased to 21.2% for the three months ended June 30, 2006 from 26.2% for the three months ended June 30, 2005 due to increased overhead utilization and productivity.
      Stock-based compensation included in cost of sales was $0.4 million for the three months ended June 30, 2006 due to the adoption of SFAS No. 123(R) compared to $0.1 million for the three months ended June 30, 2005 which was accounted for under APB No. 25.
      Gross Profit. Gross profit increased $102.8 million to $169.3 million, or 24.7% of net sales in the three months ended June 30, 2006 from $66.5 million, or 13.6% of net sales, in the three months ended June 30, 2005. The increase in gross profit and gross margin was due to higher unit sales, favorable mix, recovery of commodity price increases from some of our customers, increased factory labor and overhead utilization and productivity.
      Packaging Gross Profit. Gross profit for packaging increased $83.2 million to $145.7 million, or 23.6% of packaging net sales, in the three months ended June 30, 2006 from $62.5 million, or 14.0% of packaging net sales, in the three months ended June 30, 2005. The packaging gross profit increase was primarily due to higher unit sales, favorable product mix, recovery of commodity price increases from some of our customers, increased factory labor and overhead utilization and productivity.
      Test Gross Profit. Gross profit for test increased $20.1 million to $24.0 million, or 34.1% of test net sales, in the three months ended June 30, 2006 from $3.8 million, or 8.9% of test net sales, in the three months ended June 30, 2005. This increase was primarily due to increased volume, improved labor and overhead utilization, asset management, and greater recovery of ancillary test services from some of our customers.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.9 million, or 11.9%, to $59.0 million for the three months ended June 30, 2006, from $66.9 million for the three months ended June 30, 2005. The decrease was led by our continued focus on cost reduction initiatives, a reduction in corporate salary costs due to headcount reductions in the third and fourth quarters of 2005, and lower legal fees due to decreased litigation activity. These corporate reductions were partially offset by stock-based compensation related to the implementation of SFAS No. 123(R) for $1.1 million and an accrual established for employee incentive and performance bonuses.
      Other (Income) Expense. Other expenses, net, increased $32.2 million to $73.9 million, or 10.8% of net sales, for the quarter ended June 30, 2006 from $41.7 million, or 8.5% of net sales, for the quarter ended June 30, 2005. The net increase is primarily driven by the debt retirement costs of $27.9 million (see note 11 to the Condensed Consolidated Financial Statements) and the investment write-down of $3.2 million (see note 9 to the Condensed Consolidated Financial Statements).
      Income Tax Expense. Income tax expense for the three months ended June 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year of 2006, we anticipate an effective income tax rate of approximately 8.0%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At June 30, 2006, we had U.S. net operating loss carryforwards totaling $347.0 million, which expire at various times through 2025. Additionally, we had $78.2 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.
      We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      Net Sales. Net sales increased $424.9 million, or 46.9%, to $1,331.7 million for the six months ended June 30, 2006 from $906.8 million for the six months ended June 30, 2005, principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix discussed above in the Overview.
      Packaging Net Sales. Packaging net sales increased $376.9 million or 45.8% to $1,200.2 million in the six months ended June 30, 2006 from $823.3 million in the six months ended June 30, 2005 principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix. Packaging unit volume increased to 4.4 billion units in the six months ended June 30, 2006 from 3.4 billion units in the 2005 period. The increase in unit volume is principally attributed to growth in our MicroLeadFrame® package, other Leadframe packages, 3D packages and System-in-Package products. We also experienced an increase in volume in our wafer bumping facilities in support of the flip chip turnkey solutions provided to customers.
      Test Net Sales. Test net sales increased $48.4 million or 58.0% to $131.9 million in the six months ended June 30, 2006 from $83.5 million in the six months ended June 30, 2005, principally due to the production ramp of our new test facility in Singapore, an increase in test units in our other test facilities, and to a lesser extent, a favorable pricing environment and product mix.
      Cost of Sales. Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.
      Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue decreased from 40.6% for the six months ended June 30, 2005 to 38.9% for the six months ended June 30, 2006 due to recovery of increasing commodity prices from some of our customers, improving the product mix, and higher average selling prices on some of our products.

      Labor costs in absolute dollars were up due to increased volume, increased headcount at our newer factories, and higher labor and benefit costs at our other factories. However, as a percentage of net sales, labor dropped to 15.0% for the six months ended June 30, 2006, from 19.9% for the six months ended June 30, 2005, due to increased labor utilization and productivity.
      Other manufacturing costs increased as a result of the increased volume and added costs associated with our newer factories. This includes increased depreciation costs as a result of our capital expenditures which are focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. As a percentage of net revenues, other manufacturing costs decreased to 21.7% for the six months ended June 30, 2006, from 27.4% for the six months ended June 30, 2005, due to increased overhead utilization and productivity. This improvement was partially offset by a $4.1 million impairment charge primarily related to our decision to close down a camera module line in Korea, where we have not achieved targeted returns and associated cash flows.
      Stock-based compensation included in cost of sales amount to $0.6 million for the six months ended June 30, 2006 due to the adoption of SFAS No. 123(R), compared to $0.1 million for the six months ended June 30, 2005 which was accounted for under APB No. 25.
      Gross Profit. Gross profit increased $214.3 million to $324.1 million, or 24.3% of net sales in the six months ended June 30, 2006 from $109.8 million, or 12.1% of net sales, in the six months ended June 30, 2005. This increase in margin was due to higher unit sales, favorable mix, recovery of commodity price increases from some of our customers, increased factory labor and overhead utilization and productivity.
      Packaging Gross Profit. Gross profit for packaging increased $178.3 million to $282.5 million, or 23.5% of packaging net sales, in the six months ended June 30, 2006 from $104.2 million, or 12.7% of packaging net sales, in the six months ended June 30, 2005. The packaging gross profit increase was primarily due to increased higher unit sales, favorable product mix to higher margin 3-D advanced packages and flip chip products, recovery of commodity price increases from some of our customers, increased factory labor and overhead utilization and productivity.
      Test Gross Profit. Gross profit for test increased $36.6 million to $42.0 million, or 31.8% of test net sales, in the six months ended June 30, 2006 from $5.5 million, or 6.6% of test net sales, in the three months ended June 30, 2005. This increase was primarily due to increased volume, improved labor and overhead utilization and asset management, and greater recovery of ancillary test services from some of our customers.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.2 million, or 6.4%, to $119.2 million for the six months ended June 30, 2006, from $127.4 million for the six months ended June 30 ,2005. The decrease was led by our continued focus on cost reduction initiatives, a reduction in corporate salary costs due to headcount reductions in the third and fourth quarters of 2005 and lower legal fees due to decreased litigation activity. These corporate reductions were partially offset by stock-based compensation related to the implementation of SFAS No. 123(R) of $1.7 million and an accrual established for employee incentive and performance bonuses.
      Provision for Legal Settlements and Contingencies. In the first quarter of 2005, we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation. Of that amount, $48.0 million was paid out in 2005, with the remaining reserved for the last outstanding litigation regarding the allegedly defective epoxy mold. We settled this case on April 27, 2006 for $3.0 million and recorded an additional provision of $1.0 million in our financial statements for the six months ended June 30, 2006.
      Other (Income) Expense. Other expenses, net, increased $35.3 million to $119.9 million, or 9.0% of net sales, for the six months ended June 30, 2006 from $84.6 million, or 9.3% of net sales, for the six months ended June 30, 2005. The net increase is primarily driven by the debt retirement costs of $27.9 million (see note 12 to the Condensed Consolidated Financial Statements) and the investment write-down of $3.2 million (see note 10 to the Condensed Consolidated Financial Statements).

      Income Tax Expense. The income tax expense for the six months ended June 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year 2006, we anticipate an effective income tax rate of approximately 8.0%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At June 30, 2006, we had U.S. net operating loss carryforwards totaling $347.0 million, which expire at various times through 2025. Additionally, we had $78.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2011.
      We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.
Liquidity and Capital Resources
      We have taken several steps to strengthen our liquidity. In May 2006, we issued $400 million of 9.25% senior notes due June 2016 and $190 million of 2.5% senior subordinated convertible notes due May 2011 to refinance existing indebtedness. The senior notes due June 2016 refinanced the majority of our 9.25% senior notes due February 2008. After deducting fees to the underwriter, the net proceeds were used in connection with the tender offer to repurchase the senior notes due February 2008 for which $352.3 million notes were tendered and repurchased along with payments of $20.2 million for tender premiums and other retirement costs and $9.1 million for accrued interest. The remaining proceeds of $10.9 million increased our cash on hand. The senior subordinated convertible notes due May 2011 refinanced the majority of our 10.5% senior subordinated notes due May 2009. After deducting fees to the underwriter, the net proceeds were used in connection with a partial call of the senior subordinated notes due May 2009 for which $178.1 million notes were repurchased along with payments of $3.1 million for call premiums and $3.1 million for accrued interest. We also repaid $132.0 million of our 5.75% convertible subordinated notes due June 2006.
      We have a significant level of debt, with $2,038.0 million outstanding at June 30, 2006, $208.2 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $31.5 million during the remainder of 2006, $186.7 million in 2007, $109.6 million in 2008, $33.8 million in 2009, $311.9 million in 2010 and $1,364.5 million thereafter. The interest payments required on our debt are also substantial. For example, in the six months ended June 30, 2006, we paid $94.7 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)
      We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2005, we had capital additions of $294.8 million and in 2006 we currently anticipate making capital additions of approximately $300 million, which estimate is subject to adjustment based on business conditions. Our 2006 capital additions budget remains focused on strategic growth areas of wafer level processing, test and flip chip packaging and also includes approximately $50 million for equipment, principally for our new wafer bumping and test facility in Singapore and our new packaging and test factory in China.
      The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2006, we had cash and cash equivalents of $143.5 million and $99.8 million available under our senior secured revolving credit facility.
      We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through June 30, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.
      There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors.” If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: reducing our operating expenses (including closing facilities and reducing the size of our work force) and capital additions to levels appropriate to support our incoming business, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.
      Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business and the repayment of debt.

Cash flows
      Cash provided by operating activities was $239.8 million for the six months ended June 30, 2006 compared to cash used in operating activities during the six months ended June 30, 2005 of $17.7 million. Cash from operations increased by $257.5 million for the six months ended June 30, 2006 principally as a result of our generating $184.5 million income from operations for the six months ended June 30, 2006 compared to a loss from operations of $86.3 million in the prior year. Similarly, free cash flow increased by $212.4 million to $70.3 million for the six months ended June 30, 2006 compared to ($142.1) million for the six months ended June 30, 2005 (see below). Our free cash flow of $70.3 million for the six months ended June 30, 2006 was used to repay debt.
      Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2006 and 2005 was as follows:

	For the Six Months
	Ended June 30,

		2005
	2006	(As restated)

	(In thousands)
Operating activities	$239,806	$(17,713)
Investing activities	(168,136)	(123,954)
Financing activities	(135,804)	(1,994)
      Operating activities: Our cash flows from operating activities for the six months ended June 30, 2006 increased $257.5 million over the six months ended June 30, 2005. This increase was primarily a result of an increase in net income of $229.9 million over the comparable prior year period as discussed above in “Results of Operations.” Adjustments to reconcile net income to cash flow from operating activities increased by $55.4 million driven by a loss on debt retirement of $27.4 million, $10.7 million increase in depreciation and amortization expenses reflecting higher levels of capital additions and deferred debt costs and $11.3 million increase in provisions for accounts receivable and inventory reflecting higher levels of accounts receivable and inventory. Cash flows resulting from changes in assets and liabilities decreased by $28.0 million during the six months ended June 30, 2006 compared with the six months ended June 30, 2005. This decrease in changes in assets and liabilities is primarily attributed to a $27.4 million increase in inventory and $63.7 million reduced cash source from the change in accounts payable partially offset by a $35.2 million increase in unearned revenue associated with customer advance payments, an $11.5 million increase in accrued and long-term liabilities and $11.2 million of factored accounts receivable in Japan.
      Investing activities: Our cash flows used in investing activities for the six months ended June 30, 2006 increased by $44.2 million over the comparable prior year period primarily due to a $45.1 million increase in payments for property, plant and equipment from $124.4 million in the six months ended June 30, 2005 to $169.5 million in the six months ended June 30, 2006. The increase is attributable to selective capacity expansion, including the expansion of our facilities in China and Singapore, as described above.
      Financing activities: Our net cash used in financing activities for the six months ended June 30, 2006 was $135.8 million, compared with $2.0 million for the six months ended June 30, 2005. The net cash used in financing activities for the six months ended June 30, 2006 is primarily driven by the repayment of the $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006. Our refinancing activities are described above in “Liquidity and Capital Resources”.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Net cash provided by (used in) operating activities	$120,837	$(11,271)	$239,806	$(17,713)
Less purchases of property, plant and equipment	(90,371)	(57,685)	(169,469)	(124,397)

Free cash flow	$30,466	$(68,956)	$70,337	$(142,110)

Debt Instruments and Related Covenants
      We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. Debt decreased slightly to $2,038.0 million as of June 30, 2006 from $2,140.6 million at December 31, 2005.
      We were in compliance with all debt covenants contained in our loan agreements at June 30, 2006, and have met all debt payment obligations. Additional details about our debt are available in Note 11 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this quarterly report.
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
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of this Quarterly Report on Form 10-Q, concurrent with the filing of our Annual Report on Form 10-K/ A for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
Capital Additions and Contractual Obligations
      Our capital additions were $196.3 million for the six months ended June 30, 2006. We expect that our full year 2006 capital additions will be approximately $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2006 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the cash flow statement to property, plant and equipment additions as reflected in the balance sheets:

	For the Six Months
	Ended June 30,

	2006	2005

	(In thousands)
Payments for property, plant, and equipment	$169,469	$124,397
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	26,805	37,118

Property, plant and equipment additions	$196,274	$161,515

      The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The following table, as of June 30, 2006, reflects an update of only the material changes to the similar table presented in our Form 10K/A at December 31, 2005.

		2006 —
	Total	Remaining	2007	2008	2009	2010	Thereafter

	(In thousands)
Total debt(1)	$2,037,980	$31,454	$186,663	$109,556	$33,761	$311,917	$1,364,629
Scheduled interest payment obligations(2)	904,749	75,413	142,545	132,681	130,061	123,814	300,235
Purchase obligations(3)	70,864	70,864	—	—	—	—	—

Total contractual obligations	$3,013,593	$177,731	$329,208	$242,237	$163,822	$435,731	$1,664,864

(1)	The decrease in our total debt from the Annual Report on Form 10-K as of December 31, 2005, is primarily driven by the repayment of $132.0 million of our 5.75% convertible subordinated notes at maturity.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2006 for variable rate debt.

(3)	Includes $68.2 million of capital-related purchase obligations.
Off-Balance Sheet Arrangements
      We had no off-balance sheet guarantees or other off-balance sheet arrangements as of June 30, 2006.
Contingencies, Indemnifications and Guarantees
      Details about the company’s contingencies, indemnifications and guarantees are available in Note 15 and Note 18 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.
Critical Accounting Policies
      Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the six months ended June 30, 2006, there have been no significant changes in our critical accounting policies.
New Accounting Pronouncements
      For information regarding recent accounting pronouncements, see Note 1 to the Condensed Consolidated Financial Statements within Part I, Item 1 of this quarterly report.

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

Foreign Currency Risks
      Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in the Philippine peso, Korean won, Japanese yen, Taiwan dollar, Chinese renminbi, Singapore dollar and Euro. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables, accrued expenses and debt.
      For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at June 30, 2006 and December 31, 2005, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk

	Philippine	Korean	Taiwanese	Japanese	Chinese	Singapore
	Peso	Won	Dollar	Yen	Renminbi	Dollar	Euro

	(In thousands)
As of June 30, 2006	$(4,299)	$(4,110)	$(11,342)	$1,184	$(3,814)	$(1,232)	$(2,227)
As of December 31, 2005	(3,817)	(1,989)	(9,310)	1,552	(1,846)	(551)	(246)

Interest Rate Risks
      We have interest rate risk with respect to our long-term debt. As of June 30, 2006, we had a total of $2,038.0 million of debt of which 79.7% was fixed rate debt and 20.3% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of June 30, 2006 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by changes in the market price of our common stock.
      The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In thousands)
Long term debt:
Fixed rate debt	$2,280	$145,755	$91,539	$21,882	$—	$1,363,766	$1,625,222	$1,572,751
Average interest rate	4.6%	5.0%	9.1%	10.5%	0.0%	7.5%	7.3%
Variable rate debt	$29,174	$40,908	$18,017	$11,879	$311,917	$863	$412,758	$422,884
Average interest rate	2.7%	5.1%	3.4%	3.2%	9.4%	5.6%	8.4%

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
      Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”), with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), “Share-Based Payment” (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to the annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in, this conduct. In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to this restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

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
      As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended Annual Report on Form 10-K/ A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7. We also concluded that we needed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements included in this June 30, 2006 Form 10-Q. We will restate the September 30, 2005 financial statements in the filing of our September 30, 2006 Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. As a result of the material weaknesses described below our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting as of June 30, 2006:
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
      Information about legal proceedings is set forth in Note 15 and Note 19 to the Condensed Consolidated Financial Statements included in this quarterly report.

Item 1A.	Risk Factors
RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE
      The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this quarterly report on Form 10-Q. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I, Item 2 of this quarterly report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this quarterly report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could adversely affect our business, financial condition or results of operations.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities
      In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer.
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
      In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive and UST in August 2004. We are also expending significant capital resources in connection with the opening of a wafer bumping facility in Singapore in 2006, which will further increase our fixed costs. In the event that forecasted customer demand for which we have made and, on a more limited basis, expect to make advance capital expenditures does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses both of which may adversely impact our liquidity, results of operations and financial condition. Additionally, we could suffer significant losses if current industry conditions deteriorate, which could materially impact our business including our liquidity.

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
      Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of the following factors, many of which we have little or no control over and which we expect to continue to impact our business:

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

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities
      We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flow vary significantly and are difficult to accurately predict. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably and the trading prices of our securities may be adversely impacted.

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

Decisions by Our IDM Customers to Curtail Outsourcing May Adversely Affect Our Business.
      Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers (“IDM”). Our IDM customers continually evaluate the outsourced services against their own in-house packaging and test services. As a result, at any time, and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.
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
      Substantial Leverage. We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2006, our total debt balance was $2,038.0 million, of which $208.2 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.
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
      In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. With the filing of this Quarterly Report on Form 10-Q, concurrent with the filing of our Annual Report on Form 10-K/ A for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.
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

History of Losses
      Although we achieved net income and positive operating cash flow in the first half of 2006, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs
      We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2005, we had capital additions of $294.8 million and in 2006 we currently anticipate making capital additions of approximately $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $2,038.0 million outstanding at June 30, 2006, $208.2 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $31.5 million due during the remainder of 2006, $186.7 million due in 2007, $109.6 million due in 2008, $33.8 million due in 2009, $311.9 million due in 2010 and $1,364.5 million due thereafter. The interest payments required on our debt are also substantial. For example, for the six months ended June 30, 2006, our total interest paid was $94.7 million. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2006, we had cash and cash equivalents of $143.5 million and $99.8 million available under our senior secured revolving credit facility.
      We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through June 30, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.
      There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: reducing our operating expenses (including closing facilities and reducing the size of our work force) and capital additions to levels appropriate to support our incoming business, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

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

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If The Cost, Quality or Supply of Materials or Equipment Changes Adversely.
      We obtain from various vendors the materials and equipment required for the packaging and test services performed by our factories. We source most of our materials, including critical materials such as leadframes, laminate substrates and gold wire, from a limited group of suppliers. Furthermore, we purchase the majority of our materials on a purchase order basis. From time to time, we enter into supply agreements, generally up to one year in duration, to guarantee supply to meet projected demand. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, in acceptable quality or at competitive prices.
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

      We are a large buyer of gold and other commodity materials including substrates and copper. The price of gold and other commodities used in our business has been increasing in recent quarters. This price increase may continue. We have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs. These price increases did, however, adversely impact our gross margin in the quarter ended June 30, 2006 and may continue to do so in future quarters to the extent we are unable to pass along past or future commodity price increases to many of our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.
      The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 27.9%, 25.2% and 26.0% of our net sales in the first half of 2006, and the fiscal years 2005 and 2004, respectively. No customer accounts for more than 10% of our net sales.
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
      We believe that our business requires us to make significant capital additions in order to capitalize on what we believe is an overall trend to outsource packaging and test services. The amount of capital additions will depend on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and we expect that depreciation expense and factory operating expenses associated with our recent capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.
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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.
      We are currently a party to various legal proceedings, including those described in note 15 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Much of our recent increase in litigation related to an allegedly defective epoxy compound, formerly used in some of our products, which was alleged to have been responsible for certain semiconductor chip failures. We have recently settled the last outstanding mold compound litigation. However, if other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. We are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were recently named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al. and Kahn v. Kim, et al. These cases are described in greater detail in note 14 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this quarterly report on our financial condition, results of operations or cash flows could change in the future.

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
      For example, during 2003 the Internal Revenue Service (“IRS”) conducted an examination of our U.S. federal income tax returns relating to years 2000 and 2001, which resulted in a settlement pursuant to which various adjustments were made, including reductions in our U.S. net operating loss carryforwards. In addition, during 2005, the IRS conducted a limited scope examination of our U.S. federal income tax returns relating to years 2002 and 2003, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination cycle, as a result of which we agreed to further reductions in our net operating loss carryforwards. Future examinations by the taxing authorities in the United States or other jurisdictions may result in additional adverse tax consequences. Our tax examinations and the related adjustments are described in greater detail in Note 5 to the Condensed Consolidated Financial Statements above.

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
      These and other factors have, from time to time, contributed to lower production yields. They may also do so in the future, particularly as we expand our capacity or change our processing steps. In addition, to be competitive we must continue to expand our offering of packages. Our production yields on new packages typically are significantly lower than our production yields on our more established packages.
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
      We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers.
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
      Increasingly, public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s recently enacted Directives on Waste Electrical and Electronic Equipment (“WEEE”), and Restriction of Use of Certain Hazardous Substances (“RoHS”) impose strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. WEEE and RoHS became effective on July 1, 2006. In response to these directives, we have implemented changes in a number of our manufacturing processes in an effort to achieve RoHS compliance across all of our package types. Complying with existing and future environmental regulations may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, subject us to liability or cause us to curtail our operations.

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
      We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in two legal proceedings involving the acquisition of intellectual property rights, or the enforcement of our existing intellectual property rights. We refer you to the matters of Amkor Technology, Inc. v. Carsem, et al., and Amkor Technology, Inc. v. Motorola, Inc., which are described in more detail in Note 14 to the Condensed Consolidated Financial Statements included in this quarterly report.

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
      As of May 31, 2006, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 46% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (c) Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated purchasers

Maximum Number
			Total Number of	(or Approximate
		Average Price Paid	Principal Amount of	Dollar Value) of
	Total Principal	per $1,000	Convertible Notes	Convertible Notes
	Amount of	Principal Amount	Purchased as Part of a	That May Yet Be
	Convertible Notes	of Convertible	Publicly Announced	Purchased Under the
Period	Purchased	Notes	Plan or Program	Plan or Program

April 1 - April 30, 2006	$—	$—	$—	$—
May 1 - May 31, 2006(1)	132,000,000	1,000.00	—	—
June 1 - June 30, 2006(2)	4,000,000	988.75	—	—

(1)	In May 2006, we repaid the outstanding $132 million aggregate principle balance of our 5.75% convertible subordinated notes due June 1, 2006.

(2)	In June 2006, we repurchased $4.0 million of our outstanding 5.0% convertible subordinated notes due March 2007. All repurchases were made in open market transactions.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

10.1	Maxim Settlement Agreement.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE

Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer
and Duly Authorized Officer)
Date: October 6, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Maxim Settlement Agreement.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.