Form 10-Q
period 2006-09-30
AMKOR TECHNOLOGY INC
filed 2006-11-08
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock as of October 31, 2006 was 178,109,034.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
	2006	(As restated)(1)	2006	(As restated)(1)
	(In thousands, except per share data)

Net sales	$713,829	$549,641	$2,045,549	$1,456,457
Cost of sales	536,062	459,342	1,543,721	1,256,357

Gross profit	177,767	90,299	501,828	200,100

Operating expenses:
Selling, general and administrative	68,477	59,633	187,648	187,057
Research and development	9,653	8,870	29,398	27,694
Provision for legal settlements and contingencies	—	—	1,000	50,000

Total operating expenses	78,130	68,503	218,046	264,751

Operating income (loss)	99,637	21,796	283,782	(64,651)

Other (income) expense:
Interest expense, net	36,573	40,859	118,330	122,767
Interest expense, related party	1,563	—	4,914	—
Foreign currency loss (gain), net	6,465	4,171	11,472	4,630
Debt retirement costs, net	—	—	27,389	—
Other (income) expense, net	(878)	394	1,497	2,635

Total other expense, net	43,723	45,424	163,602	130,032

Income (loss) before income taxes and minority interests	55,914	(23,628)	120,180	(194,683)
Income tax expense (benefit)	2,881	(2,865)	8,465	(325)

Income (loss) before minority interests	53,033	(20,763)	111,715	(194,358)
Minority interests, net of tax	(223)	1,250	(678)	3,187

Net income (loss)	$52,810	$(19,513)	$111,037	$(191,171)

Income (loss) per common share:
Basic	$0.30	$(0.11)	$0.63	$(1.08)

Diluted	$0.27	$(0.11)	$0.60	$(1.08)

Shares used in computing income (loss) per common share:
Basic	178,108	176,715	177,537	176,271

Diluted	204,482	176,715	197,539	176,271

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		December 31,
	September 30,	2005
	2006	(As restated)(1)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$190,567	$206,575
Restricted cash	2,570	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,775 and $4,947	425,351	381,495
Other	6,557	5,089
Inventories, net	164,404	138,109
Other current assets	38,679	35,222

Total current assets	828,128	766,490
Property, plant and equipment, net	1,456,553	1,419,472
Goodwill	671,534	653,717
Intangibles, net	32,068	38,391
Investments	7,794	9,668
Restricted cash	1,755	1,747
Other assets	49,749	65,606

Total assets	$3,047,581	$2,955,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$200,552	$184,389
Trade accounts payable	312,238	326,712
Accrued expenses	170,346	124,027

Total current liabilities	683,136	635,128
Long-term debt	1,727,200	1,856,247
Long-term debt, related party	100,000	100,000
Pension and severance obligations	155,677	129,752
Other non-current liabilities	30,933	6,109

Total liabilities	2,696,946	2,727,236

Commitments and contingencies (see Note 13)
Minority interests	4,066	3,950

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 178,096 in 2006 and 176,733 in 2005	178	178
Additional paid-in capital	1,440,035	1,431,543
Accumulated deficit	(1,100,437)	(1,211,474)
Accumulated other comprehensive income	6,793	3,658

Total stockholders’ equity	346,569	223,905

Total liabilities and stockholders’ equity	$3,047,581	$2,955,091

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
		2005
	2006	(As restated)(1)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$111,037	$(191,171)
Depreciation and amortization	203,065	184,711
Other operating activities and non-cash items	56,889	6,944
Changes in assets and liabilities	9,665	(3,777)

Net cash provided by (used in) operating activities	380,656	(3,293)

Cash flows from investing activities:
Payments for property, plant and equipment	(252,401)	(226,442)
Proceeds from the sale of property, plant and equipment	2,524	530
Changes in restricted cash	(2,578)	—

Net cash used in investing activities	(252,455)	(225,912)

Cash flows from financing activities:
Net change in bank overdrafts	—	(102)
Borrowings under revolving credit facilities	143,659	127,494
Payments under revolving credit facilities	(134,419)	(116,811)
Proceeds from issuance of long-term debt	590,000	43,586
Payments for debt issuance costs	(15,087)	—
Payments on long-term debt	(734,861)	(38,036)
Proceeds from issuance of stock through stock compensation plans	4,981	2,738

Net cash provided by (used in) financing activities	(145,727)	18,869

Effect of exchange rate fluctuations on cash and cash equivalents	1,518	(2,430)

Net decrease in cash and cash equivalents	(16,008)	(212,766)
Cash and cash equivalents, beginning of period	206,575	372,284

Cash and cash equivalents, end of period	$190,567	$159,518

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121,078	$124,825
Income taxes	$6,123	$(501)
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$17,822	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The condensed consolidated financial statements and related disclosures as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with our latest annual report for the fiscal year ended December 31, 2005 filed on Form 10-K/A with the SEC. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Restricted Cash.  Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, noncurrent, collateralizes foreign tax obligations.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements and disclosures.

The FASB has issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements and disclosures.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our financial statements and disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Under certain circumstances, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB No. 108 will not have a material impact on our consolidated balance sheet and statement of operations.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. We adopted the provisions FSP 115-1/124-1 on January 1, 2006. The adoption of this FSP did not have a material impact on our financial statements and disclosures.

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

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB No. 25”), with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), Share-Based Payment (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct.

In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended				Cumulative	Additional
	June 30,	Year Ended December 31,			Effect	Compensation
	2006	2005	2004	2003	2002 — 1998	Expense
	(In thousands)

Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005			2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$549,641	—	$549,641	$1,456,457	$—	$1,456,457
Cost of sales	459,297	45	459,342	1,256,220	137	1,256,357

Gross profit	90,344	(45)	90,299	200,237	(137)	200,100

Operating expenses:
Selling, general and administrative	59,582	51	59,633	186,913	144	187,057
Research and development	8,870	—	8,870	27,694	—	27,694
Provision for legal settlements and contingencies	—	—	—	50,000	—	50,000

Total operating expenses	68,452	51	68,503	264,607	144	264,751

Operating income (loss)	21,892	(96)	21,796	(64,370)	(281)	(64,651)

Other (income) expense:
Interest expense, net	40,859	—	40,859	122,767	—	122,767
Foreign currency loss	4,171	—	4,171	4,630	—	4,630
Other (income) expense, net	394	—	394	2,635	—	2,635

Total other expense, net	45,424	—	45,424	130,032	—	130,032

Loss before income taxes and minority interests	(23,532)	(96)	(23,628)	(194,402)	(281)	(194,683)
Income tax expense	(2,865)	—	(2,865)	(325)	—	(325)

Loss before minority interests	(20,667)	(96)	(20,763)	(194,077)	(281)	(194,358)
Minority interests, net of tax	1,250	—	1,250	3,187	—	3,187

Net loss	$(19,417)	$(96)	$(19,513)	$(190,890)	$(281)	$(191,171)

Loss per common share:
Basic	$(0.11)	$—	$(0.11)	$(1.08)	$—	$(1.08)

Diluted	$(0.11)	$—	$(0.11)	$(1.08)	$—	$(1.08)

Shares used in computing loss per common share:
Basic	176,715		176,715	176,271		176,271

Diluted	176,715		176,715	176,271		176,271

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for each of the three years ended December 31, 2005.

	Year Ended December 31,
	2005			2004			2003
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,099,949	$—	$2,099,949	$1,901,279	$—	$1,901,279	$1,603,768	$—	$1,603,768
Cost of sales	1,743,996	182	1,744,178	1,533,447	4,562	1,538,009	1,267,302	3,277	1,270,579

Gross profit	355,953	(182)	355,771	367,832	(4,562)	363,270	336,466	(3,277)	333,189

Operating expenses:
Selling, general and administrative	243,155	164	243,319	221,915	2,866	224,781	183,291	3,963	187,254
Research and development	37,347	—	37,347	36,707	—	36,707	30,167	—	30,167
Provision for legal settlements and contingencies	50,000	—	50,000	—	—	—	—	—	—
Gain on sale of specialty test operations	(4,408)	—	(4,408)	—	—	—	—	—	—

Total operating expenses	326,094	164	326,258	258,622	2,866	261,488	213,458	3,963	217,421

Operating income	29,859	(346)	29,513	109,210	(7,428)	101,782	123,008	(7,240)	115,768

Other (income) expense:
Interest expense, related
party	521	—	521	—	—	—	—	—	—
Interest expense, net	165,351	—	165,351	148,902	—	148,902	140,281	—	140,281
Foreign currency (gain) loss	9,318	—	9,318	6,190	—	6,190	(3,022)	—	(3,022)
Other (income) expense, net	(444)	—	(444)	(24,444)	—	(24,444)	31,052	—	31,052

Total other expense	174,746	—	174,746	130,648	—	130,648	168,311	—	168,311

Loss before income taxes, equity investment losses, minority interests and discontinued operations	(144,887)	(346)	(145,233)	(21,438)	(7,428)	(28,866)	(45,303)	(7,240)	(52,543)
Equity investment losses	(55)	—	(55)	(2)	—	(2)	(3,290)	—	(3,290)
Minority interests	2,502	—	2,502	(904)	—	(904)	(4,008)	—	(4,008)

Loss from continuing operations before income taxes	(142,440)	(346)	(142,786)	(22,344)	(7,428)	(29,772)	(52,601)	(7,240)	(59,841)
Income tax provision (benefit)	(5,551)	—	(5,551)	15,192	—	15,192	(233)	—	(233)

Loss from continuing operations	(136,889)	(346)	(137,235)	(37,536)	(7,428)	(44,964)	(52,368)	(7,240)	(59,608)

Income from discontinued operations, net of tax	—	—	—	—	—	—	54,566	(396)	54,170

Net income (loss)	$(136,889)	$(346)	$(137,235)	$(37,536)	$(7,428)	$(44,964)	$2,198	$(7,636)	$(5,438)

Basic and diluted income (loss) per common share:
From continuing operations	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$(0.31)	$(0.04)	$(0.35)
From discontinued operations	—	—	—	—	—	—	0.32	—	0.32

Income (loss) per common share	$(0.78)	$—	$(0.78)	$(0.21)	$(0.05)	$(0.26)	$0.01	$(0.04)	$(0.03)

Shares used in computing income (loss) per common share:
Basic	176,385		176,385	175,342		175,342	167,142		167,142
Diluted	176,385		176,385	175,342		175,342	167,142		167,142

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our consolidated balance sheets as of December 31, 2005 and 2004.

	December 31,
	2005			2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$206,575	$—	$206,575	$372,284	$—	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	—	381,495	265,547	—	265,547
Other	5,089	—	5,089	3,948	—	3,948
Inventories, net	138,109	—	138,109	111,616	—	111,616
Other current assets	35,222	—	35,222	32,591	—	32,591

Total current assets	766,490	—	766,490	785,986	—	785,986
Property, plant and equipment, net	1,419,472	—	1,419,472	1,380,396	—	1,380,396
Goodwill	653,717	—	653,717	656,052	—	656,052
Intangibles, net	38,391	—	38,391	47,302	—	47,302
Investments	9,668	—	9,668	13,762	—	13,762
Other assets	67,353	—	67,353	81,870	—	81,870

Total assets	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	184,389	—	$184,389	$52,147	$—	$52,147
Trade accounts payable	326,712	—	326,712	211,808	—	211,808
Accrued expenses	123,631	396	124,027	175,075	378	175,453

Total current liabilities	634,732	396	635,128	439,030	378	439,408
Long-term debt, related party	100,000	—	100,000	—	—	—
Long-term debt	1,856,247	—	1,856,247	2,040,813	—	2,040,813
Other non-current liabilities	135,861	—	135,861	109,317	—	109,317

Total liabilities	2,726,840	396	2,727,236	2,589,160	378	2,589,538
Commitments and contingencies (see Note 14)
Minority interests	3,950	—	3,950	6,679	—	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178	176	—	176
Additional paid-in capital	1,326,426	105,117	1,431,543	1,323,579	104,789	1,428,368
Accumulated deficit	(1,105,961)	(105,513)	(1,211,474)	(969,072)	(105,167)	(1,074,239)
Accumulated other comprehensive income	3,658	—	3,658	14,846	—	14,846

Total stockholders’ equity	224,301	(396)	223,905	369,529	(378)	369,151

Total liabilities and stockholders’ equity	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

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

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for each of the three and nine month periods ended September 30, 2005, as a result of the potentially dilutive securities being antidilutive due to net losses. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
		2005		2005
	2006	(As restated)	2006	(As restated)
	(In thousands, except per share data)

Net income (loss) — basic	$52,810	$(19,513)	$111,037	$(191,171)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,187	—	1,636	—
Interest on 6.25% convertible notes due 2013, net of tax	1,563	—	4,913	—

Net income (loss) — diluted	$55,560	$(19,513)	$117,586	$(191,171)

Weighted average shares outstanding — basic	178,108	176,715	177,537	176,271
Effect of dilutive securities:
Stock options	—	—	545	—
2.5% convertible notes due 2011	13,023	—	6,106	—
6.25% convertible notes due 2013	13,351	—	13,351	—

Weighted average shares outstanding — diluted	204,482	176,715	197,539	176,271

EPS:
Basic	$0.30	$(0.11)	$0.63	$(1.08)
Diluted	$0.27	$(0.11)	$0.60	$(1.08)

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Stock options	14,223	17,051	12,652	17,051
5.0% convertible notes due June 2006	2,484	2,554	2,484	2,554
5.75% convertible notes due March 2007	—	6,657	2,095	6,657

Total potentially dilutive shares	16,707	26,262	17,231	26,262

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	14,223	14,376	12,652	16,157

4.	Stock Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123(R)which revises SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period). Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective method, whereby compensation cost is recognized beginning with the first period that SFAS No. 123(R) is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. We continue to use the Black-Scholes option valuation model to value stock options. Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after December 31, 2005 — Awards are measured at their fair value at the date of grant under the provisions of SFAS No. 123(R) with the resulting compensation expense recognized on a straight-line basis over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

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

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. As a result of the adoption of SFAS No. 123(R), we recognized compensation expense of $1.2 million and $3.5 million, with no tax impact, for the three and nine months ended September 30, 2006. The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by less than $0.01 and $0.02 for the three and nine months ended September 30, 2006, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents stock-based employee compensation expense included in the condensed consolidated statement of operations:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(As restated)	2006	(As restated)
	(In thousands)		(In thousands)

Cost of sales	$923	$45	$1,561	$137
Selling, general, and administrative	293	51	1,952	144

Stock-based compensation expense	$1,216	$96	$3,513	$281

Under FASB Staff Position (“FSP”) No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, entities may take up to one year from the later of (1) the adoption of SFAS 123(R) or (2) the issuance of the FSP (issued November 10, 2005), to elect whether to use the simplified method, prescribed in the FSP, to compute their beginning balance of the additional paid-in capital pool (APIC pool) as of the adoption date of SFAS 123(R). We are currently evaluating the FSP for purposes of computing our APIC pool.

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

Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(As restated)	(As restated)
	(In thousands, except per share data)

Net loss:
Net loss, as reported	$(19,513)	$(191,171)
Add: Stock-based compensation expense included in restated results	96	281
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(646)	(1,854)

Net loss, pro forma	$(20,063)	$(192,744)

Loss per share:
Basic and diluted:
As reported	$(0.11)	$(1.08)
Pro forma	$(0.11)	$(1.09)

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans.  Substantially all of the options granted are generally exercisable pursuant to a two or four-year vesting schedule and the term of the options granted is no longer than ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of September 30, 2006 is shown below. For additional information about our stock compensation plans, refer to Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

	1998 Director	1998 Stock	2003 Inducement
Stock Option Plans	Option Plan	Plan	Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at September 30, 2006	141,666	6,890,183	368,100

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

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
		2005		2005
	2006	(As restated)	2006	(As restated)

Expected life (in years)	5.8	5.8	5.8	5.8
Risk-free interest rate	4.9%	4.0%	4.6%	4.0%
Volatility	86%	91%	78%	91%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$4.35	$3.84	$4.82	$3.26
Intrinsic value of options exercised (in thousands)	$12	$2	$1,500	$6

The following is a summary of all option activity for the nine months ended September 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(Years)	Value

Outstanding at December 31, 2005	16,369,994
Granted	894,475	$6.89
Exercised	(375,660)	$5.86
Forfeited or expired	(1,696,013)	$10.84
Outstanding at September 30, 2006	15,192,796	$10.39	6.03	$1,281,296

Exercisable at September 30, 2006	12,917,708	$11.25	5.56	$595,759

Fully vested and expected to vest at September 30, 2006	14,994,863	$10.45	5.99	$1,847,551

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total unrecognized compensation expense from stock options was $8.8 million as of September 30, 2006, which is expected to be recognized over a weighted-average period of 1.95 years.

For the nine months ended September 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $5.0 million and $2.7 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan (ESPP).  A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. During 2006, we issued 999,981 shares under the plan at a weighted average price of $2.78 per share.

We value our purchase rights using the Black-Scholes option pricing model, which incorporates the assumptions noted in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005

Expected life (in years)	0.5	0.5
Risk-free interest rate	3.9%	3.9%
Volatility	91%	91%
Dividend yield	—	—

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
		2005		2005
	2006	(As restated)	2006	(As restated)
	(In thousands)		(In thousands)

Net income (loss)	$52,810	$(19,513)	$111,037	$(191,171)
Unrealized gain (loss) on investments, net of tax	2,018	(662)	(553)	(3,319)
Reclassification adjustment for investment losses included in net income (loss)	—	672	2,624	2,999
Foreign currency translation adjustment, net of tax	(1,166)	(7,901)	1,064	(9,295)

Total comprehensive income (loss)	$53,662	$(27,404)	$114,172	$(200,786)

6.	Income Taxes

We operate in and file income tax returns in various U.S. and foreign jurisdictions that are subject to examination by tax authorities. For our larger foreign operations, our tax returns have been examined through 1999 in Korea, through 2001 in the Philippines and through 2002 in Taiwan and Japan. Our U.S. tax returns have been examined through 2003. Tax returns for open years in all jurisdictions are subject to change upon examination.

During 2005, the IRS commenced an examination of our U.S. federal income tax returns for years 2002 and 2003, which primarily focused on inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examinations. The IRS proposed four adjustments, and in 2005, we agreed to three of them, lowering our

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. net operating loss carryforwards at December 31, 2005 by $36.1 million. In May 2006, we reached an agreement with the IRS on the last adjustment, further reducing our net operating loss carryforwards by $10.0 million. Because we maintain a full valuation allowance on our U.S. net operating loss carryforwards, these adjustments had no impact on our consolidated financial condition or results of operations.

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

Income tax expense for the three and nine months ended September 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. We anticipate an effective income tax rate of approximately 7.0% for the twelve months ending December 31, 2006, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At September 30, 2006, we had U.S. net operating loss carryforwards totaling $349.8 million, which expire at various times through 2025. Additionally, at September 30, 2006, we had $64.9 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.

We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Raw materials and purchased components, net of reserves of $27.4 million and $23.7 million, respectively	$122,173	$106,308
Work-in-process	38,453	30,124
Finished goods	3,778	1,677

	$164,404	$138,109

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Land	$110,595	$111,451
Land use rights	19,945	19,945
Buildings and improvements	787,984	655,042
Machinery and equipment	2,073,844	1,958,181
Furniture, fixtures and other equipment	139,747	140,163
Construction in progress	9,004	103,439

	3,141,119	2,988,221
Less — Accumulated depreciation and amortization	(1,684,566)	(1,568,749)

	$1,456,553	$1,419,472

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Condensed Consolidated Balance Sheets:

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Payments for property, plant, and equipment	$252,401	$226,442
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	(8,234)	7,243

Property, plant and equipment additions	$244,167	$233,685

9.	Goodwill and Other Intangibles Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2005	$653,717
Additions	17,822
Translation adjustments	(5)

Balance as of September 30, 2006	$671,534

In January 2006, we acquired an additional 39.6% of Unitive Semiconductor Taiwan (“UST”) for $18.4 million, which was funded out of an escrow set up in December 2005. The majority of the purchase price was allocated to goodwill resulting in $17.8 million in additions during the first quarter of 2006. We acquired additional shares later in the first quarter of 2006 resulting in our combined ownership in UST of 99.86% as of September 30, 2006.

During the second quarter of 2006, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed the annual impairment test on goodwill and as the fair value of our packaging services segment exceeded its carrying value, we concluded that goodwill was not impaired.

Intangibles as of September 30, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,348	$(47,989)	$26,359
Customer relationship and supply agreements	8,858	(3,149)	5,709

	$83,206	$(51,138)	$32,068

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles as of December 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$73,573	$(41,839)	$31,734
Customer relationship and supply agreements	8,858	(2,201)	6,657

	$82,431	$(44,040)	$38,391

Amortization of identifiable intangible assets was $2.4 million for the three months ended September 30, 2006 and 2005. Amortization of identifiable intangible assets was $7.1 million for the nine months ended September 30, 2006 and 2005.

Based on the amortizing assets recognized in our balance sheet at September 30, 2006, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2006 Remaining	$2,511
2007	9,552
2008	9,426
2009	4,776
2010	2,730

10.	Investments

Investments include non-current marketable securities and equity investments as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)

Marketable securities classified as available for sale:
Dongbu Electronics, Inc. (ownership of 1% at September 30, 2006 and 2% at December 31, 2005)	$7,754	$8,879
Other marketable securities classified as available for sale	31	714

Total marketable securities	7,785	9,593
Equity method investments	9	75

	$7,794	$9,668

During the second quarter of 2006, we recognized impairment charges totaling $3.2 million on the investment in Dongbu Electronics, Inc. These charges were recognized as we believed the related decline in value was other than temporary. As of September 30, 2006, the stock price for Dongbu Electronics recovered and we recorded $2.0 million of unrealized gains, which is included in other comprehensive income.

11.	Accrued Expenses

Accrued expenses consist of the following:

		December 31,
	September 30,	2005
	2006	(As restated)
	(In thousands)

Accrued interest	$35,390	$34,545
Accrued payroll	43,698	26,339
Customer advances	16,523	2,526
Accrued income taxes	5,122	2,776
Other accrued expenses	69,613	57,841

	$170,346	$124,027

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2006	2005
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100.0 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000
Senior Notes:
9.25% Senior notes due February 2008	88,206	470,500
7.125% Senior notes due March 2011	248,821	248,658
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	—
Senior Subordinated Notes:
10.5% Senior subordinated notes due May 2009	21,882	200,000
2.5% Convertible senior subordinated notes due May 2011	190,000	—
Subordinated Notes:
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	—	133,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	142,422	146,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Notes Payable and Other Debt	—	823
Debt of Subsidiaries
Secured Term Loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	50,244	55,586
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25%, due June 2008	9,102	11,329
Secured Equipment and Property Financing	14,497	20,454
Revolving Credit Facilities	36,279	26,501
Other Debt	1,299	2,363

Total Debt	2,027,752	2,140,636
Less: Short-term borrowings and current portion of long-term debt	(200,552)	(184,389)

Long-term debt (including related party)	$1,827,200	$1,956,247

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The interest rate at September 30, 2006, and December 31, 2005, was 6.87% and 5.89%, respectively; however, no borrowings were outstanding under this credit facility. Amkor, along with Unitive Inc. (“Unitive”) and Unitive Electronics, Inc. (“UEI”), are co-borrowers and guarantors under the facility and each granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. As of September 30, 2006, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. The $100.0 million credit facility replaced our prior $30.0 million senior secured revolving credit facility which we entered into in June 2004. This new facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.9% and 8.88% at September 30, 2006 and December 31, 2005, respectively); and matures in October 2010. Guardian Assets, Inc., Unitive, UEI, Amkor International Holdings, LLC (“AIH”) are guarantors of the second lien term loan. The second lien term loans are secured by a second lien on substantially all of our U.S. assets, including the shares of certain of our U.S. subsidiaries and a portion of the shares of some of our foreign subsidiaries. We do not have the option to prepay the second lien term loan until October 2006. If we were to elect to prepay the loan, we would be required to pay a prepayment premium, initially set at 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

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

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underwriter, the net proceeds were used to purchase a portion of the 2008 Notes, pay respective accrued interest and tender premiums.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. As of September 30, 2006, the 2009 Notes were redeemable at our option at a price of 101.25% of the principal of the notes plus accrued and unpaid interest.

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

Subordinated Notes

In May 2001, we issued $250.0 million of our 5.75% Convertible Subordinated Notes due June 2006 (the “2006 Notes”). In November 2003, we purchased $17.0 million of the 2006 Notes with the proceeds of an equity offering. In November 2005, we purchased an additional $100.0 million of the 2006 Notes with proceeds from the issuance of $100.0 million of 6.25% Convertible Subordinated Notes due December 2013 described below. We purchased such 2006 Notes on the open market at 99.125% and recorded a gain on extinguishment of $0.9 million which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.3 million. In January 2006, we purchased an additional $1.0 million of the 2006 Notes at 99.25%. In June 2006, we repaid the remaining balance of $132.0 million at the maturity date with cash on hand.

In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. In 2003, we recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. In June 2006, we repurchased $4.0 million of our 2007 Notes at 99.875%. As of September 30, 2006, the 2007 Notes were redeemable at our option at a price of 100.714% of the principal of the notes plus accrued and unpaid interest.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “2013 Notes”) in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family members. The 2013 Notes are convertible into our common stock at an initial price of $7.49 per share (the market price of our common stock on the date of issuance of the 2013 Notes was $6.20 per share), subject to adjustment. The 2013 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC registering the notes and the shares of common stock issuable upon conversion, pursuant to the requirements of a registration rights agreement. The proceeds from

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sale of the 2013 Notes were used to purchase a portion of the 2006 Notes described above. The notes are not redeemable at our option until 2010.

Debt of Subsidiaries

Secured Term Loans

In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for New Taiwan (“NT”) $1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan led by the same lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At September 30, 2006, and December 31, 2005, the interest rate was 3.18% and 3.0%, respectively. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In June 2005, UST entered into a NT$400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.15% and 3.97% as of September 30, 2006 and December 31, 2005). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan is guaranteed by Amkor and is secured by a security deposit and certain of the subsidiary’s equipment. In May 2004, our Chinese subsidiary entered into a $5.5 million financing secured with certain building improvements at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at September 30, 2006, and December 31, 2005, was 6.14%, and 5.58%, respectively. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2007, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at September 30, 2006 and December 31, 2005 was 0.97% and 0.66%, respectively. Amounts drawn on the line of credit were $21.3 million and $21.2 million at September 30, 2006 and December 31, 2005, respectively.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2007, that accrues interest at TIBOR plus 0.5%. The interest rate at

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006 and December 31, 2005 was 0.87% and 0.56%, respectively. There were no amounts drawn on the line of credit as of September 30, 2006 and December 31, 2005, respectively.

In September 2005, our Philippine subsidiary entered into a one-year revolving line of credit that accrues interest at LIBOR plus 1.0% (5.2% at December 31, 2005). In January 2006, we repaid all amounts outstanding under the Philippine revolving line of credit, and replaced it with a new revolving line of credit for $5.0 million, maturing in September 2006, that accrues interest at LIBOR plus 1.0%. This line of credit was absorbed by the line of credit entered into in April 2006. In April 2006, our Philippine subsidiary renewed and increased its revolving line of credit from 500.0 million Philippine peso (approximately $9.8 million) to 795.0 million Philippine peso (approximately $15.5 million), maturing March 2007, that accrues interest at LIBOR plus 1.0% (6.32% at September 30, 2006). There were no amounts outstanding at September 30, 2006.

In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which bears interest at LIBOR plus 1.25%, maturing in January 2007. The borrowings to date of $15.0 million were used to support working capital. At September 30, 2006, the interest rate ranged from 6.47% to 6.81% based on the dates of borrowing.

These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Other Debt

Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing in 2007. Interest rates on this debt ranged from 3.08% to 4.5% as of September 30, 2006 and ranged from 2.67% to 3.10% as of December 31, 2005.

Compliance with Debt Covenants

Due to the delay in filing our Form 10-Q for the quarter ended June 30, 2006, we were not in compliance with our covenants under all of our debt obligations as of September 30, 2006. On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016, 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 stating that US Bank, as trustee, had not received our financial statements for the quarter ended June 30, 2006 and that we had 60 days from the date of the letter to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2006, we commenced the solicitation of consents from the holders of the following series of our notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016, (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011.

In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. On October 6, 2006, with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, our Annual Report on Form 10-K/A for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we terminated all consent solicitations with respect to our outstanding notes and did not pay any consent fees under any such consent solicitation.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Customer advances	$26,764	$714
Other non-current liabilities	4,169	5,395

	$30,933	$6,109

Customer advances relate to supply agreements with customers that guarantee capacity in exchange for customer prepayment of services.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$1,102	$1,395	$3,285	$4,278
Interest cost	713	507	2,080	1,552
Expected return on plan assets	(405)	(304)	(1,181)	(928)
Amortization of transitional obligation	27	28	83	88
Amortization of prior service cost	7	8	20	25
Recognized actuarial (gain)/loss	—	12	—	38

Total pension expense	$1,444	$1,646	$4,287	$5,053

For the three and nine months ended September 30, 2006, $0.6 million and $1.6 million, respectively, was contributed to fund the pension plans. In 2006, we anticipate contributing an additional $6.2 million to fund the pension plans.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with one year or more of service. Eligible plan participants are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The contributions to the national pension fund made under the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended September 30, 2006 and 2005, the provision recorded for severance benefits was $7.6 million and $5.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the provision recorded for severance benefits was $24.7 million and $19.6 million, respectively. The balance recorded in other non-current liabilities for accrued severance at our Korean subsidiary was $141.1 million, of which $4.0 million is included in accrued expenses, and $116.4 million at September 30, 2006 and December 31, 2005, respectively.

15.	Commitments and Contingencies

Indemnifications and Guarantees

We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at September 30, 2006 and December 31, 2005. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, we have outstanding $0.2 million of standby letters of credit under our $100.0 million first lien revolving credit facility and have available an additional $24.8 million.

Our standard terms and conditions provide for a ninety-day warranty on our services. Our warranty activity has historically been immaterial.

Legal Proceedings

We are currently a party to various legal proceedings, including those noted below. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the following legal proceedings on our financial condition, results of operations or cash flows could change in the future. We record provisions in our consolidated financial statements for pending litigation and other legal proceedings when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. During the three months ended September 30, 2006 and 2005, no provision was recorded related to legal matters. During the nine months ended September 30, 2006 and 2005, we recorded a provision of $1.0 million and $50.0 million, respectively related to the epoxy mold compound litigation discussed below.

Epoxy Mold Compound Litigation

Much of our recent litigation related to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which was alleged to have been responsible for certain semiconductor chip failures. As previously disclosed, the cases of Fujitsu Limited v. Cirrus Logic, Inc., et al., Seagate Technology LLC v. Atmel Corporation, et al., Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al., Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al., and Maxim Integrated Products, Inc. v. Amkor Technology, Inc., et al. have each been resolved through trial or settlement, with a complete dismissal or release of all claims. Other customers of ours have made inquiries in the past about the epoxy mold compound, which was widely used in the semiconductor industry, and no assurance can be given that claims similar to those already asserted will not be made against us by other customers in the future.

Other Litigation

Amkor Technology, Inc. v. Motorola, Inc.

In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “ ’133 and ’278 Patents”) which patents relate to BGA packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.

We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ’133 and ’278 Patents remained pending.

We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs were submitted and post-trial oral arguments were heard by the Court in April 2006. Additional post-trial oral arguments were heard by the Court on September 11, 2006. A decision from the Court is still pending.

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $63.9 million based on the spot exchange rate at September 30, 2006.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On or about October 10, 2006, a purported shareholder derivative lawsuit entitled Feldgus v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment and contains allegations relating to option grants similar to those made in the previously filed federal shareholder derivative action referred to above.

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

As described in Note 2, “Restatement of Consolidated Financial Statement, Special Committee and Company Finding”, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC.

Listing on The NASDAQ Stock Market

On August 14, 2006, we received a written Staff Determination notice from the NASDAQ Stock Market stating that we are not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because we have not timely filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and that, therefore, Amkor’s securities are subject to delisting. On August 21, 2006, we appealed the Staff’s delisting determination to the NASDAQ Listings Qualifications Panel (“Panel”) and requested an oral hearing before the Panel. On August 24, 2006, the NASDAQ Staff confirmed that our appeal had stayed the delisting action pending a final written decision by the Panel. A hearing before the Panel occurred on September 26, 2006. Subsequent to the filing of our June 30, 2006 Quarterly Report on Form 10-Q, the Panel, on October 18, 2006, informed us of their finding that we are in compliance with all applicable NASDAQ listing standards, and granted our request for continued listing on the NASDAQ Stock Market.

16.	Related Party Transactions

In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family trusts. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC to affect the registration of the notes and the common stock issuable upon conversion of the notes. See Note 12 for additional information.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and CEO. Mr. JooHo Kim owns, together with other Kim family members, 58.11% of Anam Information Technology, Inc., a

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company that provided computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). As of September 30, 2006, services are no longer being provided. For the three months ended September 30, 2006 and 2005, purchases from Anam Information Technology, Inc. were less than $0.1 million and $1.0 million, respectively. For the nine months ended September 30, 2006 and 2005, purchases from Anam Information Technology, Inc. were $0.3 million and $1.6 million, respectively. Amounts due to Anam Information Technology, Inc. at September 30, 2006, and December 31, 2005 were less than $0.1 million and $0.3 million, respectively.

Mr. JooHo Kim, together with his wife and children, owns 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For each of the three months ended September 30, 2006 and 2005, purchases from Jesung C&M were $1.6 million. For each of the nine months ended September 30, 2006 and 2005, purchases from Jesung C&M were $4.9 million. Amounts due to Jesung C&M at September 30, 2006 and December 31, 2005 were $0.5 million.

Dongan Engineering Co., Ltd. was 100% owned by Mr. JooCheon Kim, a brother of Mr. James J. Kim, until the third quarter of 2005. There is no longer any related party ownership. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides, construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc. subsidiaries of Amkor. For the three and nine months ended September 30, 2005, purchases from Dongan Engineering Co., Ltd. were $0.1 million and $0.5 million, respectively.

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. Mr. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. For the three months ended September 30, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $4.3 million and $3.1 million, respectively. For the nine months ended September 30, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $11.7 million and $8.3 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at September 30, 2006 and December 31, 2005 were $2.0 million and $1.4 million, respectively.

As of September 30, 2006, we were owed $0.3 million from members of the Kim family for reimbursement of personal travel costs.

We lease office space in West Chester, Pennsylvania from trusts related to Mr. James J. Kim. Amounts paid for this lease for the three months ended September 30, 2006 and 2005 were less than $0.1 million. Amounts paid for this lease for the nine months ended September 30, 2006 and 2005 were less than $0.1 million and $1.3 million, respectively. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona. We currently lease approximately 2,700 square feet of office space from these trusts. The sublease income has been assigned to the trusts as part of vacating the office space effective July 1, 2005. For the three and nine months ended September 30, 2005, our sublease income includes $0.1 million and $0.4 million, respectively, from related parties.

17.	Business Segments

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, in the second quarter of 2006 we determined we had two reportable segments, packaging and test. Due to the expansion of our test operations, we no longer met the aggregation criteria under which packaging and test were previously considered a single reportable segment. We have included all prior period comparative information on the basis of the current reportable segments. Packaging and test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services or just packaging or test services. Our packaging services process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide optimal electrical connectivity and thermal performance. Our test services include the probing of fabricated wafers and testing of packaged chips using sophisticated equipment to ensure that design specifications are satisfied.

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended September 30, 2006
Net sales	$640,885	$73,120	$(176)	$713,829
Gross profit	155,144	22,815	(192)	177,767
Three Months Ended September 30, 2005
Net sales	497,225	52,511	(95)	549,641
Gross profit, as restated	79,488	10,852	(41)	90,299
Nine Months Ended September 30, 2006
Net sales	1,841,102	205,042	(595)	2,045,549
Gross profit	437,559	64,900	(633)	501,826
Nine Months Ended September 30, 2005
Net sales	1,320,496	135,963	(2)	1,456,457
Gross profit, as restated	183,681	16,339	80	200,100
Gross Property, Plant and Equipment
September 30, 2006	2,444,106	584,203	112,810	3,141,119
December 31, 2005	2,363,332	516,883	108,006	2,988,221

18.	Subsidiary Guarantors

As of September 30, 2006, payment obligations under our senior and senior subordinated notes, excluding the 2011 Notes (see Note 12), totaling $1,183.9 million are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. The subsidiaries that guarantee our senior and senior subordinated notes as of September 30, 2006, consist of Unitive, UEI and AIH. During the second quarter of 2006, we entered into supplemental indentures on our senior and senior subordinated notes that reflect the release from guarantee of P-Four LLC as a result of that entity’s liquidation. The supplemental indentures also released Amkor Technology Limited and Amkor Technology Philippines from their prior guarantees. All prior period comparable information has been retrospectively adjusted to reflect the guarantors as defined in the supplemental indenture. We are in the process of consolidating a number of our subsidiaries, and we expect that before the end of 2006, all of the remaining guarantees of the senior and senior subordinated notes will terminate or be released in accordance with the terms of the related indentures governing the notes in connection with such consolidation, although there can be no assurances that we will accomplish this.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantor subsidiaries are wholly-owned and have unconditionally guaranteed the senior notes and senior subordinated notes on a joint and several basis. There are no restrictions on the ability of any guarantor subsidiary to directly or indirectly make distributions to us.

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$584,172	$6,858	$457,167	$(334,368)	$713,829
Cost of sales	514,020	8,752	344,367	(331,077)	536,062

Gross profit (loss)	70,152	(1,894)	112,800	(3,291)	177,767

Operating expenses:
Selling, general and administrative	36,498	1,775	33,495	(3,291)	68,477
Research and development	4,312	166	5,175	—	9,653

Total operating expenses	40,810	1,941	38,670	(3,291)	78,130

Operating income (loss)	29,342	(3,835)	74,130	—	99,637

Other (income) expense:
Interest expense, net	16,825	169	19,579	—	36,573
Interest expense, related party	1,563	—	—	—	1,563
Foreign currency loss (gain), net	29	—	6,436	—	6,465
Other (income) expense, net	(40,795)	(45,130)	(752)	85,779	(878)

Total other expense, net	(22,378)	(44,961)	25,263	85,779	43,723

Income (loss) before income taxes and minority interests	51,720	41,126	48,867	(85,779)	55,914
Income tax expense (benefit)	(1,090)	(12)	3,983	—	2,881

Income (loss) before minority interests	52,810	41,138	44,884	(85,779)	53,033
Minority interests, net of tax	—	—	(223)	—	(223)

Net income (loss)	$52,810	$41,138	$44,661	$(85,779)	$52,810

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)

Net sales	$378,005	$5,272	$434,077	$(267,713)	$549,641
Cost of sales	337,933	6,082	380,062	(264,735)	459,342

Gross profit (loss)	40,072	(810)	54,015	(2,978)	90,299

Operating expenses:
Selling, general and administrative	23,639	1,794	37,179	(2,979)	59,633
Research and development	(3,286)	77	12,079	—	8,870

Total operating expenses	20,353	1,871	49,258	(2,979)	68,503

Operating income (loss)	19,719	(2,681)	4,757	1	21,796

Other (income) expense:
Interest expense, net	23,853	170	16,836	—	40,859
Foreign currency loss (gain), net	5,226	2	(1,057)	—	4,171
Other (income) expense, net	11,898	1,313	(368)	(12,449)	394

Total other expense, net	40,977	1,485	15,411	(12,449)	45,424

Income (loss) before income taxes and minority interests	(21,258)	(4,166)	(10,654)	12,450	(23,628)
Income tax expense	(1,745)	41	(1,161)	—	(2,865)

Income (loss) before minority interests	(19,513)	(4,207)	(9,493)	12,450	(20,763)
Minority interests, net of tax	—	—	1,250	—	1,250

Net income (loss)	$(19,513)	$(4,207)	$(8,243)	$12,450	$(19,513)

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$1,672,915	$19,604	$1,294,209	$(941,179)	$2,045,549
Cost of sales	1,439,856	22,282	1,011,514	(929,931)	1,543,721

Gross profit (loss)	233,059	(2,678)	282,695	(11,248)	501,828

Operating expenses:
Selling, general and administrative	104,106	5,429	89,361	(11,248)	187,648
Research and development	4,128	415	24,855	—	29,398
Provision for legal settlements and contingencies	1,000	—	—	—	1,000

Total operating expenses	109,234	5,844	114,216	(11,248)	218,046

Operating income	123,825	(8,522)	168,479	—	283,782

Other (income) expense:
Interest expense, net	59,440	493	58,397	—	118,330
Interest expense, related party	4,914	—	—	—	4,914
Foreign currency loss (gain), net	(2,183)	—	13,655	—	11,472
Debt retirement costs, net	27,389	—	—	—	27,389
Other (income) expense, net	(78,509)	(61,372)	(3,952)	145,330	1,497

Total other expense, net	11,051	(60,879)	68,100	145,330	163,602

Income (loss) before income taxes and minority interests	112,774	52,357	100,379	(145,330)	120,180
Income tax expense	1,737	—	6,728	—	8,465

Income (loss) before minority interests	111,037	52,357	93,651	(145,330)	111,715
Minority interests, net of tax	—	—	(678)	—	(678)

Net income (loss)	$111,037	$52,357	$92,973	$(145,330)	$111,037

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)

Net sales	$989,778	$13,887	$1,159,179	$(706,387)	$1,456,457
Cost of sales	886,446	16,250	1,050,834	(697,173)	1,256,357

Gross profit (loss)	103,332	(2,363)	108,345	(9,214)	200,100

Operating expenses:
Selling, general and administrative	89,909	4,493	101,870	(9,215)	187,057
Research and development	(2,114)	208	29,600	—	27,694
Provision for legal settlements and contingencies	50,000	—	—	—	50,000

Total operating expenses	137,795	4,701	131,470	(9,215)	264,751

Operating loss	(34,463)	(7,064)	(23,125)	1	(64,651)

Other (income) expense:
Interest expense, net	72,242	430	50,095	—	122,767
Foreign currency loss, net	5,530	65	(965)	—	4,630
Other (income) expense, net	79,788	27,548	23,501	(128,202)	2,635

Total other expense, net	157,560	28,043	72,631	(128,202)	130,032

Income (loss) before income taxes and minority interests	(192,023)	(35,107)	(95,756)	128,203	(194,683)
Income tax expense	(852)	76	451	—	(325)

Income (loss) before minority interests	(191,171)	(35,183)	(96,207)	128,203	(194,358)
Minority interests, net of tax	—	—	3,187	—	3,187

Net income (loss)	$(191,171)	$(35,183)	$(93,020)	$128,203	$(191,171)

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Current assets:
Cash and cash equivalents	$90,282	$3,944	$96,341	$—	$190,567
Restricted cash	2,445	125	—	—	2,570
Accounts receivable:
Trade, net of allowance	316,508	3,373	105,470	—	425,351
Other	2,894	—	3,663	—	6,557
Inventories, net	115,158	975	48,271	—	164,404
Other current assets	6,473	723	31,483	—	38,679

Total current assets	533,760	9,140	285,228	—	828,128

Intercompany	1,078,762	(367)	(1,078,395)	—	—
Property, plant and equipment, net	36,280	21,064	1,399,209	—	1,456,553
Goodwill	37,188	7,905	626,441	—	671,534
Intangibles, net	14,074	3,706	14,288	—	32,068
Investments	753,788	549,625	691,212	(1,986,831)	7,794
Restricted Cash	—	—	1,755	—	1,755
Other assets	31,536	(790)	19,003	—	49,749

Total assets	2,485,388	590,283	1,958,741	(1,986,831)	3,047,581

Current liabilities:
Short term borrowings and current portion of long-term debt	142,423	—	58,129	—	200,552
Other current liabilities	209,697	4,376	264,918	—	478,991

Total current liabilities	352,120	4,376	323,047	—	679,543
Long-term debt	1,673,909		53,291		1,727,200
Long-term debt, related party	100,000	—	—		100,000
Other noncurrent liabilities	12,790	90	177,323	—	190,203

Total liabilities	2,138,819	4,466	553,661	—	2,696,946

Commitments and contingencies
Minority interests	—	—	4,066	—	4,066
Total stockholders’ equity	346,569	585,817	1,401,014	(1,986,831)	346,569

Total liabilities and stockholders’ equity	$2,485,388	$590,283	$1,958,741	$(1,986,831)	$3,047,581

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)

Current assets:
Cash and cash equivalents	$106,833	$3,244	$96,498	$—	$206,575
Accounts receivable:
Trade, net of allowance	263,022	3,279	115,194	—	381,495
Other	4,489	—	600	—	5,089
Inventories, net	94,813	598	42,698	—	138,109
Other current assets	4,049	198	30,975	—	35,222

Total current assets	473,206	7,319	285,965	—	766,490
Intercompany	1,211,929	10,317	(1,222,246)	—	—
Property, plant and equipment, net	41,574	18,453	1,359,445	—	1,419,472
Goodwill	37,188	7,905	608,624	—	653,717
Intangibles, net	16,763	4,059	17,569	—	38,391
Investments	629,599	742,083	846,366	(2,208,380)	9,668
Changes in restricted cash	—	—	1,747	—	1,747
Other assets	45,624	510	19,472	—	65,606

Total assets	2,455,883	790,646	1,916,942	(2,208,380)	2,955,091

Current liabilities:
Short term borrowings and current portion of long-term debt	133,823	—	50,566	—	184,389
Other current liabilities	206,579	3,040	241,120	—	450,739

Total current liabilities	340,402	3,040	291,686	—	635,128
Long-term debt	1,790,579	—	65,668	—	1,856,247
Long-term debt, related party	100,000	—	—	—	100,000
Other noncurrent liabilities	997	15	134,849	—	135,861

Total liabilities	2,231,978	3,055	492,203	—	2,727,236

Commitments and contingencies Minority interests	—	—	3,950	—	3,950

Total stockholders’ equity	223,905	787,591	1,420,789	(2,208,380)	223,905

Total liabilities and stockholders’ equity	$2,455,883	$790,646	$1,916,942	$(2,208,380)	$2,955,091

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash flows provided by operating activities	$64,287	$9,864	$285,292	21,213	$380,656

Cash flows from continuing investing activities:
Payments for property, plant and equipment	(8,728)	(5,980)	(237,693)	—	(252,401)
Proceeds from the sale of property, plant and equipment	—	—	2,524	—	2,524
Restricted cash	(2,445)	(133)	—	—	(2,578)
Other investing activities	(21,307)	(3,051)	(98,543)	122,901	—

Net cash used in investing activities	(32,480)	(9,164)	(333,712)	122,901	(252,455)

Cash flows from continuing financing activities:
Borrowings under revolving credit facilities	—	—	143,659	—	143,659
Payments under revolving credit facilities	—	—	(134,419)	—	(134,419)
Proceeds from issuance of long-term debt	590,000	—	—	—	590,000
Payments for debt issuance costs	(15,048)	—	(39)	—	(15,087)
Payments on long-term debt	(720,214)	—	(14,647)	—	(734,861)
Proceeds from issuance of stock through stock compensation plans	4,981	—	—	—	4,981
Other financing activities	91,907	—	52,207	(144,114)	—

Net cash provided by (used in) financing activities	(48,374)	—	46,761	(144,114)	(145,727)

Effects of exchange rate fluctuations on cash and cash equivalents	16	—	1,502	—	1,518

Net increase (decrease) in cash and cash equivalents	(16,551)	700	(157)	—	(16,008)
Cash and cash equivalents, beginning of period	106,833	3,244	96,498	—	206,575

Cash and cash equivalents, end of period	$90,282	$3,944	$96,341	$—	$190,567

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)

Net cash flows provided by (used in) operating activities	$(47,786)	$(11,877)	$93,540	$(37,170)	$(3,293)

Cash flows from continuing investing activities:
Purchases of plant, property and equipment	(6,041)	(5,328)	(215,073)	—	(226,442)
Proceeds from sale of property, plant and equipment	—	51	479	—	530
Other investing activities	(153,380)	18,369	111,651	23,360	—

Net cash used in investing activities	(159,421)	13,092	(102,943)	23,360	(225,912)

Cash flows from continuing financing activities:
Net change in bank overdrafts and revolving credit facilities	(102)	—	—	—	(102)
Borrowings under revolving credit facilities	—	—	127,494	—	127,494
Payments under revolving credit facilities	—	—	(116,811)	—	(116,811)
Proceeds from issuance of long-term debt	—	—	43,586	—	43,586
Payments for debt issuance costs	—	—	—	—	—
Payments on long-term debt	(15,516)	(821)	(21,699)	—	(38,036)
Proceeds from issuance of stock through stock compensation plan	2,738	—	—	—	2,738
Other financing activities	24,389	—	(38,199)	13,810	—

Net cash provided by (used in) financing activities	11,509	(821)	(5,629)	13,810	18,869

Effects of exchange rate fluctuations on cash and cash equivalents related	(40)	—	(2,390)	—	(2,430)

Net increase (decrease) in cash and cash equivalents	(195,738)	394	(17,422)	—	(212,766)
Cash and cash equivalents, beginning of period	267,692	2,359	102,233	—	372,284

Cash and cash equivalents, end of period	$71,954	$2,753	$84,811	$—	$159,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: trends in outsourcing and reductions in inventory, demand and selling prices for our services and products; construction of our new facilities in Singapore and China; future capacity utilization rates, revenue, gross margins and operating performance; our ability to focus capital investments on increasing wafer bumping, flip chip, test and advanced laminate packaging capacity; entry into supply agreements with customers and forecast customer demand; anticipated tax rate; sufficient cash flows and liquidity to fund working capital, estimated capital expenditures of $300 million, and debt service requirements; our substantial indebtedness; the continued service of key senior management and technical personnel; increase in the scope and growth of our operations and ability to implement expansion plans; our ability to offset an increase in fixed commodity prices; the favorable outcome of litigation proceedings; our ability to comply with environmental regulations and foreign laws; our ability to quickly respond to a natural disaster or terrorist attack; the condition, growth and cyclical nature of the semiconductor industry; our contractual obligations; and other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward — looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this quarterly report on Form 10-Q in Part II, Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2006 and our liquidity and capital resources. You should read the following discussion in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report, as well as other reports we file with the Securities and Exchange Commission.

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

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R)(revised), Share-Based Payment. We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended				Cumulative	Additional
	June 30,	Year Ended December 31,			Effect	Compensation
	2006	2005	2004	2003	2002 — 1998	Expense
	(In thousands)

Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

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

As a result of our determination that the exercise prices of certain option grants were below the market price of our stock on the actual grant date, we evaluated whether the affected employees would have any adverse tax consequences under Section 409A of the Internal Revenue Code (the “IRC”). Because Section 409A relates to the employee’s income recognition as stock options vest, when we accelerated the vesting of all unvested options in July 2004 (the “2004 Accelerated Vesting” described under “Improper Measurement Dates for Annual Grants”) the impact of Section 409A was mitigated for substantially all of our outstanding stock grants. For stock options granted subsequent to the 2004 Accelerated Vesting, the impact of Section 409A is not expected to materially impact our employees and financial statements as a result of various transition rules and potential remediation efforts. Further we considered IRC Section 162 (m) and its established limitation thresholds relating to total remuneration and concluded, for periods prior to June 30, 2006, that our tax deductions related to stock-based compensation were not materially changed as a result of any employee whose remuneration changed as a result of receiving an option at less than fair value.

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

As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as well as “Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2005. The Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We have restated the June 30, 2005 financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We have restated the September 30, 2005 financial statements included in this Form 10-Q. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) the amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on our historical financial statements for the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$549,641	—	$549,641	$1,456,457	$—	$1,456,457
Cost of sales	459,297	45	459,342	1,256,220	137	1,256,357

Gross profit	90,344	(45)	90,299	200,237	(137)	200,100

Operating expenses:
Selling, general and administrative	59,582	51	59,633	186,913	144	187,057
Research and development	8,870	—	8,870	27,694	—	27,694
Provision for legal settlements and contingencies	—	—	—	50,000	—	50,000

Total operating expenses	68,452	51	68,503	264,607	144	264,751

Operating income (loss)	21,892	(96)	21,796	(64,370)	(281)	(64,651)

Other (income) expense:
Interest expense, net	40,859	—	40,859	122,767	—	122,767
Foreign currency loss	4,171	—	4,171	4,630	—	4,630
Other (income) expense, net	394	—	394	2,635	—	2,635

Total other expense, net	45,424	—	45,424	130,032	—	130,032

Loss before income taxes and minority interests	(23,532)	(96)	(23,628)	(194,402)	(281)	(194,683)
Income tax expense	(2,865)	—	(2,865)	(325)	—	(325)

Loss before minority interests	(20,667)	(96)	(20,763)	(194,077)	(281)	(194,358)
Minority interests, net of tax	1,250	—	1,250	3,187	—	3,187

Net loss	$(19,417)	$(96)	$(19,513)	$(190,890)	$(281)	$(191,171)

Loss per common share:
Basic	$(0.11)	$—	$(0.11)	$(1.08)	$—	$(1.08)

Diluted	$(0.11)	$—	$(0.11)	$(1.08)	$—	$(1.08)

Shares used in computing loss per common share:
Basic	176,715		176,715	176,271		176,271

Diluted	176,715		176,715	176,271		176,271

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

	December 31,
	2005			2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$206,575	$—	$206,575	$372,284	$—	$372,284
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,947 and $5,074	381,495	—	381,495	265,547	—	265,547
Other	5,089	—	5,089	3,948	—	3,948
Inventories, net	138,109	—	138,109	111,616	—	111,616
Other current assets	35,222	—	35,222	32,591	—	32,591

Total current assets	766,490	—	766,490	785,986	—	785,986
Property, plant and equipment, net	1,419,472	—	1,419,472	1,380,396	—	1,380,396
Goodwill	653,717	—	653,717	656,052	—	656,052
Intangibles, net	38,391	—	38,391	47,302	—	47,302
Investments	9,668	—	9,668	13,762	—	13,762
Other assets	67,353	—	67,353	81,870	—	81,870

Total assets	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	184,389	—	$184,389	$52,147	$—	$52,147
Trade accounts payable	326,712	—	326,712	211,808	—	211,808
Accrued expenses	123,631	396	124,027	175,075	378	175,453

Total current liabilities	634,732	396	635,128	439,030	378	439,408
Long-term debt, related party	100,000	—	100,000	—	—	—
Long-term debt	1,856,247	—	1,856,247	2,040,813	—	2,040,813
Other non-current liabilities	135,861	—	135,861	109,317	—	109,317

Total liabilities	2,726,840	396	2,727,236	2,589,160	378	2,589,538
Commitments and contingencies (see Note 14)
Minority interests	3,950	—	3,950	6,679	—	6,679

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized designated Series A, none issued	—	—	—	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 176,733 in 2005 and 175,718 in 2004	178	—	178	176	—	176
Additional paid-in capital	1,326,426	105,117	1,431,543	1,323,579	104,789	1,428,368
Accumulated deficit	(1,105,961)	(105,513)	(1,211,474)	(969,072)	(105,167)	(1,074,239)
Accumulated other comprehensive income	3,658	—	3,658	14,846	—	14,846

Total stockholders’ equity	224,301	(396)	223,905	369,529	(378)	369,151

Total liabilities and stockholders’ equity	$2,955,091	$—	$2,955,091	$2,965,368	$—	$2,965,368

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

Of the aggregate $108.8 million of non-cash charges for additional stock-based compensation expense, approximately $90.1 million relates to fiscal years prior to January 1, 2003. The impact of these charges including the related tax effects, for each of the five years ended December 31, 2002 is as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)

Net sales
As previously reported	$1,406,178	$1,336,674	$2,009,701	$1,617,235	$1,452,285
Adjustment	—	—	—	—	—

As restated	1,406,178	1,336,674	2,009,701	1,617,235	1,452,285

Gross profit
As previously reported	$95,615	$52,251	$567,381	$319,877	$243,479
Adjustment	(10,316)	(4,820)	(2,540)	(9)	—

As restated	85,299	47,431	564,841	319,868	243,479

Operating income (loss)
As previously reported	$(416,920)	$(277,148)	$297,746	$156,478	$122,625
Adjustment	(52,929)	(22,045)	(13,077)	(4,493)	(24)

As restated	(469,849)	(299,193)	284,669	151,985	122,601

Income (loss) from continuing operations
As previously reported	$(835,089)	$(456,487)	$137,801	$65,999	$70,496
Adjustment	(61,352)	(15,590)	(9,311)	(3,169)	(16)

As restated	(896,441)	(472,077)	128,490	62,830	70,480

Income from discontinued operations, net of tax
As previously reported	$8,330	$5,626	$16,352	$10,720	$4,964
Adjustment	(250)	(223)	(185)	(7)	—

As restated	8,080	5,403	16,167	10,713	4,964

Net income (loss)
As previously reported	$(826,759)	$(450,861)	$154,153	$76,719	$75,460
Adjustment	(61,602)	(15,813)	(9,496)	(3,176)	(16)

As restated	(888,361)	(466,674)	144,657	73,543	75,444

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)

Basic income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.88	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.09	0.05

Net income (loss)	$(5.41)	$(2.97)	$0.99	$0.62	$0.71

Diluted income (loss) per common share — as restated
From continuing operations	$(5.46)	$(3.00)	$0.85	$0.53	$0.66
From discontinued operations	0.05	0.03	0.11	0.08	0.04

Net income (loss)	$(5.41)	$(2.97)	$0.96	$0.61	$0.70

	December 31,
	2003	2002	2001	2000	1999	1998

Other Assets (Deferred Tax Assets)
As previously reported	$67,601	$114,178	$197,186	$101,897	$63,009	$34,932
Adjustment	—	—	13,197	6,881	1,725	8

As restated	$67,601	$114,178	$210,383	$108,778	$64,734	$34,940

Accrued Expenses
As previously reported	$170,145	$184,223	$145,544	$147,352	$88,577	$77,004
Adjustment	236	38	4	—	(170)	—

As restated	$170,381	$184,261	$145,548	$147,352	$88,407	$77,004

Additional paid-in capital
As previously reported	$1,317,164	$1,170,227	$1,123,541	$975,026	$551,964	$381,061
Adjustment	97,505	90,067	41,694	19,569	5,087	24

As restated	$1,414,669	$1,260,294	$1,165,235	$994,595	$557,051	$381,085

Accumulated deficit
As previously reported	$(931,536)	$(933,734)	$(106,975)	$343,886	$189,733	$109,738
Adjustment	(97,739)	(90,103)	(28,501)	(12,688)	(3,192)	(16)

As restated	$(1,029,275)	$(1,023,837)	$(135,476)	$331,198	$186,541	$109,722

Stockholders’ equity
As previously reported	$401,004	$231,367	$1,008,717	$1,314,834	$737,741	$490,361
Adjustment	(234)	(36)	13,193	6,881	1,895	8

As restated	$400,770	$231,331	$1,021,910	$1,321,715	$739,636	$490,369

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

Our third quarter net income was $52.8 million, or $0.27 per diluted share, versus a net loss in the third quarter of 2005 of $(19.5) million, or ($0.11) per share. In the three months ended September 30, 2006, sales increased $164.2 million or 29.9% to $713.8 million from $549.6 million in the three months ended September 30, 2005. The sales growth was driven by strong demand for high performance applications, cell phones and other portable devices. During the third quarter of 2006, we experienced strong growth in flip chip and 3D packaging services and test services which is consistent with the investments we made in these areas over the past two years.

Favorable business conditions in our sector have allowed us to improve our product mix, selectively increase prices, and recover increases in commodity costs from some of our customers. These factors, offset by an increase in factory labor and overhead costs, have enabled us to achieve a gross margin for the third quarter of 2006 of 24.9% compared to 16.4% for the third quarter of 2005. Our third quarter performance reflected strength in our core packaging and test operations, successful execution of production ramps, continued strong adoption of flip chip, wafer bumping, other advanced packaging, and a stable pricing environment.

During the quarter we commenced operations in our new Singapore wafer bump factory and our new factory in Shanghai. Fixed costs associated with these new factories should be absorbed as we build revenue over the next several quarters.

Our capacity utilization in the third quarter of 2006 remained high. We have an ongoing effort to manage our production lines, allocate assets and expand capacity in a financially-disciplined manner. For 2006, our product line capital investments have been, and will continue to be, primarily focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. In addition we continue to make selected investments in our information systems in support of increasingly complex supply chains. Beginning in 2005 and continuing into 2006, we entered into several supply agreements with customers that guarantee capacity in exchange for customer prepayment of services. In most cases, customers forfeit the prepayment if the capacity is not utilized per contract terms. Customer advances of $16.5 million and $26.8 million are included in accrued expenses and other non-current liabilities, respectively, as of September 30, 2006.

Third quarter selling, general and administrative expenses increased by $8.8 million or 14.8%, due to additional costs associated with professional fees incurred for the stock option investigation, financial statement restatement and related financing activities partially offset by our focus on cost reduction initiatives.

Third quarter 2006 capital additions totaled $47.9 million. We expect that our full year 2006 capital additions will be approximately $300 million, which is subject to adjustment based on business conditions. Our 2006 capital additions budget remains focused on strategic growth areas of wafer level processing, test and flip chip packaging and also includes approximately $50 million for facilities equipment, principally for our new facility in China and our new wafer bumping and test facility in Singapore.

Due to improved operating results, cash provided by operating activities increased $384.0 million to $380.7 million for the nine months ended September 30, 2006 as compared to cash used in operating activities during the nine months ended September 30, 2005 of $3.3 million. Cash flow from operations generated during the nine months ended September 30, 2006 funded capital purchases of $252.4 million leaving $128.3 million to repay debt. Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during the first half of 2006.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
	2006	(As restated)	2006	(As restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.9%	16.4%	24.5%	13.7%
Operating income (loss)	14.0%	4.0%	13.9%	(4.4)%
Income (loss) before income taxes and minority interests	7.8%	(4.3)%	5.9%	(13.4)%
Net income (loss)	7.4%	(3.6)%	5.4%	(13.1)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales.  Sales increased $164.2 million, or 29.9%, to $713.8 million in the three months ended September 30, 2006 from $549.6 million in the three months ended September 30, 2005 principally driven by increased unit volume, product mix, and, to a lesser extent, the impact of favorable pricing discussed above in the Overview.

Packaging Net Sales.  Packaging net sales increased $143.7 million, or 28.9%, to $640.9 million in the three months ended September 30, 2006 from $497.2 million in the three months ended September 30, 2005 principally driven by improved product mix, increased volume and, to a lesser extent, the impact of favorable pricing. Packaging unit volume increased to 2.2 billion units in the third quarter of 2006 from 2.0 billion units in the third quarter of 2005. The improvement in product mix is principally driven by our flip chip packaging services. The increase in unit volume is principally attributed to growth in our MicroLeadFrame® packages, other Leadframe packages, chip scale packages and System-in-Package modules.

Test Net Sales.  Test net sales increased $20.6 million, or 39.2%, to $73.1 million in the three months ended September 30, 2006 from $52.5 million in the three months ended September 30, 2005 principally due to the production ramp of our new test facility in Singapore, an increase in units in our other test facilities, and product mix.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue decreased from 41.3% for the three months ended September 30, 2005 to 39.2% for the three months ended September 30, 2006 due to recovery of increasing commodity prices from some of our customers, improving the product mix, and higher average selling prices on some of our products.

Labor costs in absolute dollars were up due to increased volume, increased headcount at our newer factories, and higher labor and benefit costs at our other factories. However, as a percentage of net sales, labor declined to 14.4% for the three months ended September 30, 2006 from 18.3% for the three months ended September 30, 2005 due to increased labor utilization and productivity.

Other manufacturing costs increased as a result of the increased volume and added costs associated with our newer factories. This includes increased depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. As a percentage of net sales, other manufacturing costs decreased to 21.5% for the three months ended September 30, 2006 from 24.2% for the three months ended September 30, 2005 due to increased overhead utilization and productivity.

Stock-based compensation included in cost of sales was $0.9 million for the three months ended September 30, 2006 due to the adoption of SFAS No. 123(R) compared to less than $0.1 million for the three months ended September 30, 2005 which was accounted for under APB No. 25.

Gross Profit.  Gross profit increased $87.5 million to $177.8 million, or 24.9% of net sales in the three months ended September 30, 2006 from $90.3 million, or 16.4% of net sales, in the three months ended September 30, 2005. The increase in gross profit and gross margin was due to higher unit sales, favorable mix, recovery of commodity price increases from some of our customers, improved factory labor and overhead utilization and productivity.

Packaging Gross Profit.  Gross profit for packaging increased $75.6 million to $155.1 million, or 24.2% of packaging net sales, in the three months ended September 30, 2006 from $79.5 million, or 16.0% of packaging net sales, in the three months ended September 30, 2005. The packaging gross profit increase was primarily due to favorable product mix, higher unit sales, asset management, recovery of commodity price increases from some of our customers, improved factory labor and overhead utilization and productivity.

Test Gross Profit.  Gross profit for test increased $11.9 million to $22.8 million, or 31.2% of test net sales, in the three months ended September 30, 2006 from $10.9 million, or 20.8% of test net sales, in the three months ended September 30, 2005. This increase was primarily due to increased volume, improved labor and overhead utilization, asset management, and greater recovery of ancillary test services from some of our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.8 million, or 14.8%, to $68.4 million for the three months ended September 30, 2006, from $59.6 million for the three months ended September 30, 2005. The increase was caused by an additional $10.2 million in costs associated with professional fees incurred for the stock option investigation, financial statement restatement, the consent solicitation and other financing activities. We anticipate incurring an additional $5.0 million in costs related to these matters in the fourth quarter of 2006. Also included is stock-based compensation related to the implementation of SFAS No. 123(R) for $0.3 million and an accrual established for employee incentive and performance bonuses. These additional costs are partially offset by our continued focus on cost reduction initiatives and a reduction in corporate salary costs due to headcount reductions in the third and fourth quarters of 2005.

Other (Income) Expense.  Other expenses, net decreased $1.7 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. This decrease is primarily driven by the decrease in interest expense of $2.7 million due to our continued focus to strengthen our liquidity by reducing debt as well as structuring financings to have lower interest rates.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year of 2006, we anticipate an effective income tax rate of approximately 7.0%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At September 30, 2006, we had U.S. net operating loss carryforwards totaling $349.8 million, which expire at various times through 2025. Additionally, we had $64.9 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.

We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales.  Net sales increased $589.0 million, or 40.4%, to $2,045.5 million for the nine months ended September 30, 2006 from $1,456.5 million for the nine months ended September 30, 2005, principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix discussed above in the Overview.

Packaging Net Sales.  Packaging net sales increased $520.6 million, or 39.4%, to $1,841.1 million in the nine months ended September 30, 2006 from $1,320.5 million in the nine months ended September 30, 2005 principally driven by increased unit volume and, to a lesser extent, the impact of pricing and mix. Packaging unit volume increased to 6.6 billion units in the nine months ended September 30, 2006 from 5.4 billion units in the 2005 period. The increase in unit volume is principally attributed to growth in our MicroLeadFrame® package, other Leadframe packages, 3D packages and System-in-Package products. We also experienced an increase in volume in our wafer bumping facilities in support of the flip chip turnkey solutions provided to customers.

Test Net Sales.  Test net sales increased $69.0 million, or 50.7%, to $205.0 million in the nine months ended September 30, 2006 from $136.0 million in the nine months ended September 30, 2005, principally due to the production ramp of our new test facility in Singapore, an increase in test units in our other test facilities, and to a lesser extent, a favorable pricing environment and product mix.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue decreased from 41.0% for the nine months ended September 30, 2005 to 39.2% for the nine months ended September 30, 2006 due to recovery of increasing commodity prices from some of our customers, improving the product mix, and higher average selling prices on some of our products.

Labor costs in absolute dollars were up due to increased volume, increased headcount at our newer factories, and higher labor and benefit costs at our other factories. However, as a percentage of net sales, labor dropped to 14.8% for the nine months ended September 30, 2006, from 19.5% for the nine months ended September 30, 2005, due to increased labor utilization and productivity.

Other manufacturing costs increased as a result of the increased volume and added costs associated with our newer factories. This includes increased depreciation costs as a result of our capital expenditures which are focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. As a percentage of net revenues, other manufacturing costs decreased to 21.5% for the nine months ended September 30, 2006, from 26.0% for the nine months ended September 30, 2005, due to increased overhead utilization and productivity. This improvement was partially offset by a $4.1 million impairment charge primarily related to our decision to close down a camera module line in Korea, where we have not achieved targeted returns and associated cash flows.

Stock-based compensation included in cost of sales amount to $1.6 million for the nine months ended September 30, 2006 due to the adoption of SFAS No. 123(R), compared to $0.1 million for the nine months ended September 30, 2005 which was accounted for under APB No. 25.

Gross Profit.  Gross profit increased $301.7 million to $501.8 million, or 24.5% of net sales in the nine months ended September 30, 2006 from $200.1 million, or 13.7% of net sales, in the nine months ended September 30, 2005. This increase in margin was due to higher unit sales, favorable mix, recovery of commodity price increases from some of our customers, improved factory labor and overhead utilization and productivity.

Packaging Gross Profit.  Gross profit for packaging increased $253.9 million to $437.6 million, or 23.8% of packaging net sales, in the nine months ended September 30, 2006 from $183.7 million, or 13.9% of packaging net sales, in the nine months ended September 30, 2005. The packaging gross profit increase was primarily due to increased higher unit sales, favorable product mix to higher margin 3-D advanced packages and flip chip packages, recovery of commodity price increases from some of our customers, improved factory labor and overhead utilization and productivity.

Test Gross Profit.  Gross profit for test increased $48.6 million to $64.9 million, or 31.7% of test net sales, in the nine months ended September 30, 2006 from $16.3 million, or 12.0% of test net sales, in the three months ended September 30, 2005. This increase was primarily due to increased volume, improved labor and overhead utilization and asset management, and greater recovery of ancillary test services from some of our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.5 million, or 0.3%, to $187.6 million for the nine months ended September 30, 2006, from $187.1 million for the nine months ended September 30 ,2005. The decrease was led by our continued focus on cost reduction initiatives and a reduction in corporate salary costs due to headcount reductions in the third and fourth quarters of 2005. These corporate reductions were offset by $10.2 million in costs associated with professional fees incurred for the stock option investigation, financial statement restatement, the consent solicitation and other financing activities. We anticipate incurring an additional $5.0 million in costs related to these matters in the fourth quarter of 2006. In addition the nine months ended September 30, 2006 includes stock-based compensation related to the implementation of SFAS No. 123(R) of $2.0 million and an accrual established for employee incentive and performance bonuses.

Provision for Legal Settlements and Contingencies. In the first quarter of 2005, we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation. Of that amount, $48.0 million was paid out in 2005, with the remaining reserved for the last outstanding litigation regarding the allegedly defective epoxy mold. We settled this case on April 27, 2006 for $3.0 million and recorded an additional provision of $1.0 million in our financial statements for the nine months ended September 30, 2006.

Other (Income) Expense.  Other expenses, net, increased $33.6 million to $163.6 million, or 8.0% of net sales, for the nine months ended September 30, 2006 from $130.0 million, or 8.9% of net sales, for the nine months ended September 30, 2005. The net increase is primarily driven by the debt retirement costs of $27.4 million (see note 12 to the Condensed Consolidated Financial Statements) and the $6.8 million increase in foreign currency losses from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily in Korea and Taiwan.

Income Tax Expense.  The income tax expense for the nine months ended September 30, 2006 and 2005 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year 2006, we anticipate an effective income tax rate of approximately 7.0%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At September 30, 2006, we had U.S. net operating loss carryforwards totaling $349.8 million, which expire at various times through 2025. Additionally, we had $64.9 million of non-U.S. net operating loss carryforwards, which expire at various times through 2011.

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

We have a significant level of debt, with $2,027.8 million outstanding at September 30, 2006, of which $200.6 million is current. The terms of such debt require significant scheduled principal payments in the coming years, including $32.1 million during the remainder of 2006, $176.1 million in 2007, $109.4 million in 2008, $33.7 million in 2009, $311.8 million in 2010 and $1,364.7 million thereafter. The interest payments required on our debt are also substantial. For example, in the nine months ended September 30, 2006, we paid $121.1 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

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

In connection with an early retirement program in Korea, we expect to make a cash payment of approximately $9.0 million in the fourth quarter of 2006 of which $4.0 million was accrued as of September 30, 2006 principally as part of the normal and recurring accrual of severance obligations. The majority of the remaining charge will be accrued during the fourth quarter.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2006, we had cash and cash equivalents of $190.6 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through September 30, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

Cash flows

Cash provided by operating activities was $380.7 million for the nine months ended September 30, 2006 compared to cash used in operating activities during the nine months ended September 30, 2005 of $3.3 million. Cash from operations increased by $384.0 million for the nine months ended September 30, 2006 principally as a result of our generating $111.0 million in net income for the nine months ended September 30, 2006 compared to a net loss of $191.2 million in the prior year. Similarly, free cash flow increased by $358.0 million to $128.3 million for the nine months ended September 30, 2006 compared to ($229.7) million for the nine months ended September 30, 2005 (see below). Our free cash flow of $128.3 million for the nine months ended September 30, 2006 was used to repay debt.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2006 and 2005 was as follows:

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Operating activities	$380,656	$(3,293)
Investing activities	(252,455)	(225,912)
Financing activities	(145,727)	18,869

Operating activities:  Our cash flows from operating activities for the nine months ended September 30, 2006 increased $383.9 million over the nine months ended September 30, 2005. This increase was primarily a result of an increase in net income of $302.2 million over the comparable prior year period as discussed above in “Results of Operations.” Adjustments to reconcile net income to cash flow from operating activities increased by $81.7 million driven by a loss on debt retirement of $27.4 million, $18.4 million increase in depreciation and amortization expenses reflecting higher levels of capital additions, $7.7 million increase in loss on disposal of assets and asset impairments, and $7.0 million increase in provisions for accounts receivable and inventory as a result of higher sales. Cash flows resulting from changes in assets and liabilities increased by $13.3 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. This increase in changes in assets and liabilities for the nine months ended September 30, 2006 is primarily attributed to a $39.8 million increase in unearned revenue associated with customer advance payments and a $59.0 million increase in accrued expenses and long-term liabilities partially offset by a $34.2 million increase in inventory, a $43.5 million increase in accounts receivable and a $10.1 million decrease in accounts payable.

Investing activities:  Our cash flows used in investing activities for the nine months ended September 30, 2006 increased by $26.5 million over the comparable prior year period primarily due to a $26.0 million increase in payments for property, plant and equipment from $226.4 million in the nine months ended September 30, 2005 to $252.4 million in the nine months ended September 30, 2006. The increase is attributable to selective capacity expansion, including the expansion of our facilities in China and Singapore, as described above.

Financing activities:  Our net cash used in financing activities for the nine months ended September 30, 2006 was $145.7 million, compared with $(18.9) million for the nine months ended September 30, 2005. The net cash used in financing activities for the nine months ended September 30, 2006 is primarily driven by the repayment of the $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006. Our refinancing activities are described above in “Liquidity and Capital Resources”.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net cash provided by (used in) operating activities	$140,850	$14,420	$380,656	$(3,293)
Less purchases of property, plant and equipment	(82,932)	(102,045)	(252,401)	(226,442)

Free cash flow	$57,918	$(87,625)	$128,255	$(229,735)

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Amkor Technology, Inc. also guarantees certain debt of our subsidiaries. Debt decreased slightly to $2,027.8 million as of September 30, 2006 from $2,140.6 million at December 31, 2005.

Due to the delay in filing our Form 10-Q for the Quarter ended June 30, 2006, we were not in compliance with our debt covenants contained in our loan agreements at September 30, 2006. Additional details about our debt are available in Note 12 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this quarterly report.

On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016, 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 stating that US Bank, as trustee, had not received our financial statements for the fiscal quarter ended June 30, 2006 and that we have 60 days from the date of the letter to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes.

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

If an “Event of Default” were to occur under any of the notes described above, the trustees or holders of at least 25% in aggregate principal amount of such series then outstanding could attempt to declare all related unpaid principal and premium, if any, and accrued interest on such series of notes then outstanding to be immediately due and payable. As of August 31, 2006, there was approximately $1.62 billion of aggregate unpaid principal outstanding of the above mentioned notes.

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

In each case, we were seeking consents for a waiver of certain defaults and events of default, and the consequences thereof, that may have occurred or may occur under the indenture governing each series of notes from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including a quarterly report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the indentures governing each series of notes. On October 6, 2006, with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, our Annual Report on Form 10-K/A for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, we have cured all alleged defaults outlined in the US Bank and Wells Fargo letters described above. Accordingly, we have terminated all consent solicitations with respect to our outstanding notes and will not be paying any consent fees under any such consent solicitation.

Capital Additions and Contractual Obligations

Our capital additions were $244.2 million for the nine months ended September 30, 2006. We expect that our full year 2006 capital additions will be approximately $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2006 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the cash flow statement to property, plant and equipment additions as reflected in the balance sheets:

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Payments for property, plant, and equipment	$252,401	$226,442
Increase (decrease) in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	(8,234)	7,243

Property, plant and equipment additions	$244,167	$233,685

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The following table, as of September 30, 2006, reflects an update of only the material changes to the similar table presented in our Form 10K/A at December 31, 2005.

	Total	2006 — Remaining	2007	2008	2009	2010	Thereafter
	(In thousands)

Total debt(1)	$2,027,752	$32,080	$176,134	$109,391	$33,654	$311,810	$1,364,683
Scheduled interest payment obligations(2)	866,245	38,092	141,990	132,453	129,833	123,641	300,236
Purchase obligations(3)	46,852	46,852	—	—	—	—	—

Total contractual obligations	$2,940,849	$117,024	$318,124	$241,844	$163,487	$435,451	$1,664,919

(1)	The decrease in our total debt from the Annual Report on Form 10-K/A as of December 31, 2005, is primarily driven by the repayment of $132.0 million of our 5.75% convertible subordinated notes at maturity.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2006 for variable rate debt.

(3)	Includes $43.2 million of capital-related purchase obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2006.

Contingencies, Indemnifications and Guarantees

Details about the company’s contingencies, indemnifications and guarantees are available in Note 15 and Note 18 accompanying the unaudited condensed consolidating financial statements included within Part I, Item 1 of this report.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. During the nine months ended September 30, 2006, there have been no significant changes in our critical accounting policies.

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

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at September 30, 2006 and December 31, 2005, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Philippine	Korean	Taiwanese	Japanese	Chinese	Singapore
	Peso	Won	Dollar	Yen	Renminbi	Dollar	Euro
	(In thousands)

As of September 30, 2006	$(4,924)	$(6,062)	$(11,327)	$1,090	$(2,667)	$(1,024)	$(11)
As of December 31, 2005	(3,817)	(1,989)	(9,310)	1,552	(1,846)	(551)	(246)

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2006, we had a total of $2,027.8 million of debt of which 80.1% was fixed rate debt and 19.9% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of September 30, 2006 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes, convertible subordinated notes and foreign debt. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible subordinated notes is also impacted by changes in the market price of our common stock.

The table below presents the average interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2006.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
				(In thousands)

Long term debt:
Fixed rate debt	$853	$145,796	$91,539	$21,882	$—	$1,363,820	$1,623,890	$1,506,168
Average interest rate	4.7%	5.0%	9.1%	10.5%	—	7.2%	7.2%
Variable rate debt	$31,227	$30,338	$17,852	$11,772	$311,810	$863	$403,862	$412,868
Average interest rate	1.8%	4.9%	3.6%	3.3%	9.6%	6.1%	8.2%

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

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”), with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised), Share-Based Payment (“SFAS No. 123(R)”). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supports a finding of intentional manipulation of stock option pricing with respect to the annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in, this conduct. In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to this restatement. The financial statement impact of these errors, by type, for the periods indicated is as follows:

	Six Months					Total
	Ended				Cumulative	Additional
	June 30,	Year Ended December 31,			Effect	Compensation
	2006	2005	2004	2003	2002 - 1998	Expense
	(In thousands)

Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$80,984	$95,568
Modifications to stock option grants	—	9	(536)	711	9,345	9,529
Improper measurement dates for other stock option grants	80	64	217	102	1,625	2,088
Stock option grants to non-employees	—	—	26	172	1,443	1,641

Additional compensation expense	379	328	7,284	7,438	93,397	108,826
Tax related effects	129	18	144	198	(3,294)	(2,805)

Aggregate restatement of net income (loss)	$508	$346	$7,428	$7,636	$90,103	$106,021

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

As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6 of the Annual Report, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7 of the Annual Report. We also concluded that we needed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 originally filed on May 9, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We restated our June 30, 2005 financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We have restated the September 30, 2005 financial statements included in this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. As a result of the material weaknesses described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting as of September 30, 2006:

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

Changes in Internal Control Over Financial Reporting

The Special Committee issued a report to our Board of Directors in October 2006 and, while we commenced remediation of the material weaknesses described above, remediation and testing of new control procedures is not complete. However management is committed to remediating the material weaknesses by implementing changes to our internal control over financial reporting. Our Board of Directors has approved additional control procedures to remediate the material weaknesses including the following:

•	Creation and implementation of formal, documented stock option grant procedures and practices to ensure systematic approval and execution of stock option grants and the proper recording of such grants in our stock administration records and financial statements;

•	Establishment of additional training for personnel and directors in areas associated with the stock option granting processes and other compensation practices to increase competency levels of the personnel involved; and

•	Improvement in the manner of documenting the actions of the Compensation Committee and ensuring the timely reporting of Compensation Committee actions to the Board of Directors.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 15 to the Condensed Consolidated Financial Statements included in this quarterly report.

Item 1A.	Risk Factors

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

On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through the present. As described in Part I, Item 2, the Special Committee has identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate the consolidated financial statements contained in those reports. The review of our historical stock option granting practices, related activities and the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 15 to our condensed consolidated financial statements, the complaints in several of our existing litigation matters were recently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

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

In July 2006, the Board of Directors established a Special Committee to review Amkor’s historical stock option practices and informed the SEC of these efforts. The SEC informed us that it is expanding the scope of its investigation and has requested that Amkor provide documentation related to these matters. We have cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

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

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

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

Substantial Leverage.  We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2006, our total debt balance was $2,027.8 million, of which $200.6 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, and encumber or dispose of assets. The agreements also impose affirmative covenants on us including financial reporting obligations. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend such financial covenants. Bondholder groups may be aggressive and may attempt to call defaults for technical violations of covenants that have little or nothing to do with our financial performance in an effort to extract consent fees from us or to force a refinancing. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. A default or event of default under one or more of our revolving credit facilities would also preclude us from borrowing additional funds under such facilities. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

For example, on August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016, 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 stating that US Bank, as trustee, had not received our financial statements for the quarter ended June 30, 2006 and that we have 60 days from the date of the letter to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes. On the same day, we received a letter from Wells Fargo Bank National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we file a Form 10-Q within 60 days after the date of such letter, it will ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.

We cured the alleged defaults described the US Bank and Wells Fargo letters by filing our Quarterly Report for the quarter ended June 30, 2006 within the 60 day period and avoided the occurrence of an alleged “Event of Default.” However, had we not filed on Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 within the requisite period, the bondholders may have been able to accelerate all outstanding amounts under the above listed notes, which could have resulted in a material adverse effect.

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

History of Losses.

Although we achieved net income and positive operating cash flow in the first half of 2006, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry.  Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2005, we had capital additions of $294.8 million and in 2006 we currently anticipate making capital additions of approximately $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $2,027.8 million outstanding at September 30, 2006, $200.6 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $32.1 million due during the remainder of 2006, $176.1 million due in 2007, $109.4 million due in 2008, $33.7 million due in 2009, $311.8 million due in 2010 and $1,364.7 million due thereafter. The interest payments required on our debt are also substantial. For example, for the nine months ended September 30, 2006, our total interest paid was $121.1 million. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2006, we had cash and cash equivalents of $190.6 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through September 30, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

We need to purchase new packaging and testing equipment if we decide to expand our operations (sometimes in anticipation of expected market demand), to manufacture some new types of packaging, perform some different testing or to replace equipment that breaks down or wears out. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal lead time frame or increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay implementation of our future expansion plans and impair our ability to meet customer orders. If we are unable to implement our future expansion plans or meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, sudden changes in foreign currency exchange rates, particularly the US dollar and Japanese yen, could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.

We are a large buyer of gold and other commodity materials including substrates and copper. The price of gold and other commodities used in our business has been increasing in recent quarters. This price increase may continue. We have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs. These price increases did, however, adversely impact our gross margin in the quarter ended September 30, 2006 and may continue to do so in future quarters to the extent we are unable to pass along past or future commodity price increases to many of our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 23.8%, 25.2% and 26.0% of our net sales in the first three quarters of 2006, and the fiscal years 2005 and 2004, respectively. No customer accounts for more than 10% of our net sales.

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

Impairment Charges — Any Impairment Charges Required Under GAAP May Have a Material Adverse Effect on Our Net Income.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in note 15 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Much of our recent increase in litigation related to an allegedly defective epoxy compound, formerly used in some of our products, which was alleged to have been responsible for certain semiconductor chip failures. We have recently settled the last outstanding mold compound litigation. However, if other customers were to make similar claims, there exists the possibility of a material adverse impact on our operating results in the period in which the ruling occurs. We are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were recently named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al. and Kahn v. Kim, et al. These cases are described in greater detail in Note 15 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and other legal proceedings are subject to inherent uncertainties. If an unfavorable ruling or outcome were to occur, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this quarterly report on our financial condition, results of operations or cash flows could change in the future.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws.

The Company’s corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we can not be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations or financial condition.

For example, during 2003 the Internal Revenue Service (“IRS”) conducted an examination of our U.S. federal income tax returns relating to years 2000 and 2001, which resulted in a settlement pursuant to which various adjustments were made, including reductions in our U.S. net operating loss carryforwards. In addition, during 2005, the IRS conducted a limited scope examination of our U.S. federal income tax returns relating to years 2002 and 2003, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination cycle, as a result of which we agreed to further reductions in our net operating loss carryforwards. Future examinations by the taxing authorities in the United States or other jurisdictions may result in additional adverse tax consequences. Our tax examinations and the related adjustments are described in greater detail in Note 6 to the Condensed Consolidated Financial Statements above.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in two legal proceedings involving the acquisition of intellectual property rights, or the enforcement of our existing intellectual property rights. We refer you to the matters of Amkor Technology, Inc. v. Carsem, et al., and Amkor Technology, Inc. v. Motorola, Inc., which are described in more detail in Note 15 to the Condensed Consolidated Financial Statements included in this quarterly report.

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

As of September 30, 2006, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 46% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on August 8, 2006, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld

James J. Kim	156,218,892	1,289,393
Roger A. Carolin	156,626,186	882,099
Winston J. Churchill	156,149,396	1,358,889
Gregory K. Hinckley	156,647,089	861,196
John T. Kim	156,345,755	1,162,530
Constantine N. Papadakis	156,062,846	1,445,439
James W. Zug	156,624,573	883,712

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes totaled 156,644,330 for, 168,348 against, and 695,607 abstain.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description of
Number	Exhibit

4.1	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.2	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.3	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.4	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.5	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
10.1	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE
Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer
and Duly Authorized Officer)

Date: November 8, 2006

EXHIBIT INDEX

Exhibit	Description of
Number	Exhibit

4.1	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10 1/2% Senior Subordinated Notes due 2009, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.2	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9 1/4% Senior Notes due 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.3	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.4	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7 1/8% Senior Notes due 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
4.5	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006.
10.1	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.