Form 10-K
period 2006-12-31
AMKOR TECHNOLOGY INC
filed 2007-02-26
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 000-29472

Amkor Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-1722724 (I.R.S. Employer Identification Number)

1900 South Price Road
Chandler, AZ 85248
(480) 821-5000
(Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act           Yes ☐     No ☑

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $772,934,635.

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2007, was as follows: 178,109,034 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006. Information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to such definitive proxy statement.

All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” All references in this Annual Report to “ASI” are to Anam Semiconductor, Inc. and its subsidiaries which is succeeded by Dongbu Electronics Inc. As of December 31, 2006, we owned 1% of Dongbu Electronics’ outstanding voting stock. CSPnl(tm), PowerQuad®, SuperBGA®, fleXBGA®, ChipArray®, PowerSOP®, MicroLeadFrame®, ETCSP®, TapeArray®, VisionPak®, Unitive®, Amkor® and Amkor Technology® are either trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. MultiMedia- Card®, MMCmobile® and MMCplus® are a registered trademarks of MultipleMediaCards Association. MicroSDtm and miniSDtm are trademarks of SD Card Association.

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

OVERVIEW

Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968, and over the years we have built a leading position by:

•	Offering a broad portfolio of packaging and test technologies and services;

•	Designing and developing new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Cultivating strategic relationships with leading original equipment manufacturers (OEMs) and technology providers;

•	Developing expertise in high-volume manufacturing processes to provide our services; and

•	Having a diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

Packaging and test are integral parts of the process of manufacturing semiconductor devices. This process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are then probed to ensure the individual devices meet design specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, individual chips are separated from the fabricated semiconductor wafers, and typically attached through wire bond or wafer bump technologies to a substrate or leadframe, and then encased in a protective material. Packages are designed to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design and assembly, test and drop shipment services. The packaging and test services provided by Amkor are more fully described below under “Packaging and Test Services.”

The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications. Our customers include, among others: Altera Corporation; Atmel Corporation; Conexant Systems, Inc; Freescale Semiconductor, Inc.; Intel Corporation; International Business Machines Corporation (“IBM”); Samsung Electronics Corporation, Ltd.; ST Microelectronics, Pte, Ltd.; Texas Instruments, Inc.; and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

As a result of the findings of the Special Committee as well as our internal review, we amended our Annual Report on Form 10-K for the year ended December 31, 2005, filed on October 6, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended 2005 Form 10-K/A included restated balance sheet and income statement data for 1998 through 2002 within Item 7. That amended filing also included the restated selected consolidated financial data as of and for each of the five years ended December 31, 2005, which is included in Item 6 of the 2005 Form 10-K/A, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7 of the 2005 Form 10-K/A. We amended our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on October 6, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We also restated the June 30, 2005 condensed consolidated financial statements and related disclosures included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on October 6, 2006. We restated the condensed consolidated financial statements and related disclosures for the periods ended September 30, 2005 included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006; however, such information was also previously filed on Exhibit 99.1 included in our 2005 Form 10-K/A.

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been several important consequences, including: (1) an increase in demand for computers and consumer electronics fostered by declining prices for such products; (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, wireless communications equipment and automotive systems; and (3) an increase in the semiconductor content within electronic products in order to provide greater functionality and higher levels of performance. These consequences have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services.

Outsourcing Trends

Historically, semiconductor companies packaged semiconductors primarily in their own factories and relied on subcontract providers to handle overflow volume. Over the past twenty years, semiconductor companies have increasingly outsourced their packaging and test to subcontract providers, such as Amkor, for the following reasons:

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

Subcontract providers can facilitate a more efficient supply chain and thus help shorten time-to-market for new products.

We believe that semiconductor companies, together with their customers, are seeking to shorten the time-to-market for their new products, and that having an effective supply chain is a critical factor in facilitating timely and successful product introductions.

Semiconductor companies frequently do not have sufficient time to develop their packaging and test capabilities or deploy the equipment and expertise to implement new packaging technology in volume. For this reason, semiconductor companies are leveraging the resources and capabilities of subcontract packaging and test companies to deliver their new products to market more quickly.

Many semiconductor manufacturers are not able to efficiently use their packaging and test assets across industry cycles.

Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging equipment to accommodate new package types, makes it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Subcontract providers of packaging and test services, on the other hand, can typically use their equipment to support a broad range of customers, potentially generating more efficient use of their production assets.

The availability of high quality packaging and test services from subcontractors allows semiconductor manufacturers to focus their resources on semiconductor design and wafer fabrication.

As semiconductor process technology migrates to larger wafers and smaller feature size, the cost of building a state-of-the-art wafer fabrication factory has risen significantly, and can be several billions of dollars. Subcontractors have demonstrated the ability to deliver advanced packaging and test solutions at a competitive price, thus allowing semiconductor companies to focus their capital resources on core wafer fabrication activities rather than invest in advanced packaging and test technology.

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

There is a trend for semiconductor manufacturers to reduce or eliminate their investment in wafer fabrication factories and thus operate more like a “fabless” company.

The high cost of investing in next generation silicon technology and equipment is causing many semiconductor manufacturers to adopt a “fab lite” strategy in which they reduce or eliminate their investment in wafer fabrication and associated packaging and test assets, thus increasing the reliance on outsourced providers of semiconductor manufacturing services, including packaging and test.

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

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Broad Offering of Package Design, Assembly and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal electrical and other design challenges, and Amkor employs a large number of package design engineers to solve these challenges. Amkor produces more than 1,000 package types, representing one of the broadest package offerings in the semiconductor industry. We provide customers with a wide array of packaging solutions including leadframe and laminate packages, using wirebond and flip chip formats. We are a leading outsourced assembler of (1) Three-dimensional (3D) packages, in which the individual chips or individual packages are stacked vertically to provide greater performance while preserving space on the system board; (2) multi-chip modules used in cell phones and other handheld end-products; (3) chip scale packages, in which the package is only slightly larger than the underlying semiconductor device, thus ensuring a small package “footprint” necessary in handheld products; (4) flip chip and wafer level packages, in which the semiconductor die is connected directly to the package substrate or system board; (5) packages for micro-electromechanical system (“MEMS”) devices, which are used in a variety of end markets including automotive, industrial and personal entertainment. We are also a leading provider of wafer bump services used in the production of flip chip and wafer level packages. We also offer an extensive line of test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to reduce the number of their suppliers.

Leading Technology Innovator

We have been at the forefront in developing advanced wafer bump, and semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats including our MicroLeadFrame, PowerQuad, Super BGA, fleXBGA, ChipArray and Package on Package packages. Through our acquisition of Unitive, Inc. (“Unitive”) and Unitive Semiconductor Taiwan (“UST”) in August 2004, we offer advanced, electroplated wafer bump and wafer level processing technologies. We have also been at the forefront in developing environmentally friendly (“Green”) IC packaging, which involves the elimination of lead and certain other materials. To maintain our leading industry position, we have 400 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies. We work closely with customers and technology partners to develop new and innovative package designs.

Long-Standing Relationships With Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies and over the last three decades, Amkor has developed long-standing relationships with many of these companies. In 2004, we entered into a long-term supply agreement with IBM in which we expect to provide a substantial majority of IBM’s outsourced semiconductor packaging and test through 2010.

Advanced Production Processes

We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We have worked with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower our costs. We believe our cycle times are among the fastest available from any subcontractor of packaging and test services.

Geographically Diversified Operational Base

Since 2001, we have expanded our historical base of packaging and test operations in Korea and the Philippines to include China, Japan, Singapore, Taiwan and the U.S., and as a result, we now have a broad geographical base strategically located in many of the world’s important electronics manufacturing regions.

COMPETITIVE DISADVANTAGES

You should be aware that our competitive strengths may be diminished or eliminated due to certain challenges faced by us and which our principal competitors may or may not face, including the following:

•	High Leverage — We have substantial indebtedness, and the associated interest expense significantly increases our cost structure. Our substantial indebtedness could limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements.

•	Difficulties Integrating Acquisitions — During 2004, we acquired test operations from IBM located in Singapore and acquired Unitive and UST. We face challenges as we integrate new and diverse operations and try to attract qualified employees to support our growth plans.

In addition, we and our competitors face a variety of operational and industry risks inherent to the industry in which we operate. For a complete discussion of risks associated with our business, please read “Risk Factors that May Affect Future Operating Performance” in Item 1A “Risk Factors” of this Annual Report.

STRATEGY

To build upon our industry position and to remain one of the preferred subcontractors of semiconductor packaging and test services, we are pursuing the following strategies:

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

Leverage Scale and Scope of Packaging and Test Capabilities

We plan to accommodate the long-term outsourcing trend by expanding the scale of our operations and the scope of our packaging and test services. We believe that our scale and scope allow us to provide cost effective solutions to our customers in the following ways:

•	By having capacity to absorb large orders and accommodate quick turn-around times;

•	By using our size and industry position to obtain favorable pricing, where possible, on materials and equipment; and

•	By offering an exceptionally broad range of packaging and test services so that we can serve as the primary supplier of such services for many of our customers.

Maintain Our Technology Leadership

We intend to continue to develop or commercialize leading-edge packaging technologies, including flip chip, System-in-Package, package-on-package, stacked chip, chip scale and wafer level packaging. We believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and wafer bump-based interconnect versus the traditional method based on wirebond technology. We intend to maintain our leadership in electroplated wafer bump and wafer level processing through ongoing research, development and technology innovation.

We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We seek to enhance our in-house research and development capabilities by collaborating with:

•	Semiconductor manufacturer customers, such as IBM and its common platform technology manufacturing partners, to gain access to technology roadmaps for next generation semiconductor designs and to develop new packages that satisfy their future requirements;

•	Original equipment manufacturers (“OEMs”), such as Toshiba Corporation, Sony Ericsson Corporation and Nokia Group, to design new packages that function with the next generation of electronic products; and

•	Companies who produce substrates and other materials used in semiconductor packaging to facilitate the development and supply of materials necessary for advanced packages.

Enhance the Geographical Scope of our Operations

Prior to 2001, our operations were centered in Korea and the Philippines. In order to diversify our operational footprint and better serve our customers, we adopted a strategy of expanding our operational base to other key microelectronic areas of Asia. During 2001, we commenced a joint venture with Toshiba Corporation in Japan and we established a presence in Taiwan and China. In January 2004, we purchased the remaining interest in our joint venture from Toshiba Corporation. In May 2004, we acquired from IBM a testing facility in Singapore. In August 2004, we acquired Unitive, and approximately 60% of UST, leading providers of wafer bump and wafer level packaging services, with operations in North Carolina and Taiwan, respectively. In January 2006, we acquired 39.6% of UST and now own 99.86%. During 2006, we commenced operations in our new Singapore wafer bump factory and our new factory in China. Our goal is to build operational scale in China, Singapore and Taiwan and capitalize on growth opportunities that may arise from our presence in these markets.

Provide Integrated Turnkey Solutions

We are able to provide turnkey solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services. We believe that our turnkey capabilities facilitate the outsourcing model by improving cycle time and by enabling our customers to achieve faster time-to-market for new products.

Strengthen Customer Relationships

We intend to enhance our long-standing customer relationships and develop collaborative supply and technology agreements. We believe that shorter technology life cycles and faster new product introductions require integrated communications within the supply chain. We have customer support personnel located near or at the facilities of major customers and in important technology centers. Our support personnel work closely with our customers and suppliers to plan production for existing packages as well as to develop requirements for the next generation of packaging technology. In addition, we implement direct electronic links with our customers to enhance communication and facilitate the flow of real-time engineering data and order information.

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

The following table sets forth by product type, for the periods indicated, the amount of our net sales in millions of dollars and the percentage of such net revenues:

	Year Ended December 31,
	2006		2005

Packaging
Leadframe	$1,015	37.2%	$834	39.7%
Laminate	1,313	48.1%	987	47.0%
Other	120	4.4%	82	3.9%
Test	281	10.3%	197	9.4%

Total sales	$2,729	100.0%	$2,100	100.0%

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

We are an industry leader in providing complete solutions to lower the total cost for our customers. One example is the integration of high-density leadframe packaging, in which nearly 200 leadframe packages can be produced at one time and strip tested. With strip test, electronically isolated packaged units are tested in parallel, resulting in faster handler index times and higher throughput rates, thus reducing test cost and increasing test yield. In 2006, we strip tested approximately 1.4 billion units or 16% of units packaged.

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

Our first package format in this family was the plastic ball grid array (“PBGA”). We have subsequently designed or licensed additional ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing. These laminate products include:

•	SuperBGA, which includes a copper layer to dissipate heat and is designed for low-profile, high-power applications; and

•	TEPBGA-2, which is a standard PBGA with thicker copper layers plus an integrated heat spreader and is designed for enhanced thermal performance in high power applications.

Another advanced package technology offered to help our customers create smaller and more powerful versions of semiconductor devices is flip chip package technology. Flip chip technology packages use solder bumps instead of gold wire to form the electrical interconnect between the device and the package. In order to create the best solutions for our customers, we work collaboratively during the silicon design to enable high performance flip chip solutions. Flip chip packages provide a higher density interconnection capability than wire bond. These packages enable silicon with interconnect requirements from several hundred, to many thousands of electrical connections located in an array on the face of the silicon die. Flip chip packaging can usually create a higher performance electrical connection between the silicon and substrate and enables additional miniaturization of portable electronic products, higher performance applications, and converging functionality for advanced silicon geometries. Amkor offers several different flip chip package families including: FcBGAtm, SuperFCtm, FcCSP, FcSiP, and FcMCM. Amkor provides flip chip packages into many markets including: application specific integrated circuits (ASIC), CPU, cellular phone, gaming, network infrastructure, PC graphics, and wireless networking. Flip chip is typically sold as more than a “package”. Flip chip packages represent a turnkey solution for our customers including: design services, wafer bump, wafer probe, package assembly, test, and drop ship.

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

Manufactured formats include, MultiMediaCard, SecureDigital Card, MMCMobile, MMCplus, microSD and miniSD.

We have also designed a variety of packages, commonly referred to as chip scale packages (“CSP”), which are not much larger than the chip itself. Chip scale packages are becoming widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our chip scale packages include ChipArray and TapeArray, in which the package is only 1.5mm larger than the chip itself.

Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as stacked packaging, permits a higher level of semiconductor density and more functionality. In addition, advanced wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our stacked packages include:

•	Stacked CSP, which is similar to our ChipArray®, except that Stacked SCSP contains two or more chips placed on top of each other; and

•	Package-on-Package, which are extremely thin chip scale packages that can be stacked on top of each other.

Other

Our customers are creating smaller and more powerful versions of semiconductor devices to meet demands for miniaturization of portable electronic products every day. An increasing number of devices, from diodes to DRAMs, use wafer level packaging. A wafer level package is nearly the same size as the silicon die. Majority of these devices are small in size, with a few thousand to over thirty thousand fabricated on each wafer. Our wafer level chip scale packaging technology allows chip designers to integrate more technology at the wafer level, on a smallest possible footprint, with exceptional performance and reliability. Amkor wafer level package offerings include turnkey packages such as CSPnl and individual wafer processing services including; various types of bumping, creation of interconnect redistribution layer, and wafer or die singulation services.

We are also a leading outsourced provider of packages based on MEMS that are used in a broad range of industrial and consumer applications, including automobiles and home entertainment.

Test Services

Amkor provides a complete range of test solutions including wafer probe, final test, strip test, marking, bake, dry pack, and tape and reel as well as drop shipment to final users as directed by our customers. A significant portion of units tested at Amkor are drop shipped to the end user. Direct shipment eliminates one extra inspection step and improves overall cycle time. The devices we test encompass nearly all technologies produced in the industry today including digital, linear, mixed signal, memory, radio frequency and integrated combinations of these technologies. In 2006, we tested over 2.5 billion units (excluding strip test which is discussed above in Leadframe packages) making us one of the highest volume testing companies in the subcontract packaging and test business. We tested 28%, 27% and 34% of the units that we packaged in 2006, 2005 and 2004, respectively. We have recently expanded our operations in Taiwan to offer turnkey services including wafer bump, wafer probe, packaging, final test and drop ship. Amkor test operations complement traditional wire bond as well as flip chip packaging technologies.

We are also an industry leader in providing innovative testing solutions for cellular and wireless connectivity products that help to lower the total cost of test for our customers. An example of this innovation is our low cost radio frequency tester. We have developed a variety of test services that range from testing low level integration radio frequency devices to highly integrated multi-chip SiP modules. In late 2004 and 2005, investments were made to bring in a comprehensive line of automated test equipment from: Agilent Technologies, Teradyne, LTX Corporation and Credence Systems Corporation to address the growing cellular and wireless connectivity products. We also offer radio frequency probe services, which can be critical in lowering overall module costs.

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

For segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RESEARCH AND DEVELOPMENT

Our research and development efforts focus on developing new package products, test services and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success differentiators in the semiconductor packaging and test market. Our focus on research and development efforts enable us to enter markets early, capture market share and promote the adoption of our new package offerings as industry standards. These efforts also support our customers’ needs for smaller packages, increased performance, and lower cost. In addition, we license our leading edge technology, such as MicroLeadFrame, to customers and competitors. We continue to invest our research and development resources to further the development of flip chip interconnection solutions, chip scale and stack packages, MicroLeadFrame and System-in-Package technologies.

As of December 31, 2006, we had 400 employees in research and development activities. In addition, we involve management and operations personnel in research and development activities. In 2006, 2005 and 2004, we spent $38.7 million, $37.3 million and $36.7 million, respectively, on research and development.

MARKETING AND SALES

Our Marketing and Sales offices manage and promote our packaging and test services and provide key customer and technical support. To better serve our customers, our offices are located near our largest customers or areas where there is customer concentration. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore, Taiwan and the United Kingdom.

To provide comprehensive sales and customer service, we typically assign our customers a direct support team consisting of an account manager, technical program manager, test program manager and both field and factory customer support representatives. We also support our largest multinational customers from multiple office locations to ensure that we are aligned with their global operational and business requirements.

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

CUSTOMERS

As of January 31, 2007, we had more than 300 customers, including many of the largest semiconductor companies in the world. More than half of our overall net sales come from outside of the United States. The table below lists our top 25 customers in 2006 based on net sales:

Advanced Micro Devices, Inc.	LSI Logic Corporation
Agere Systems, Inc.	Marvell Technology Group, Ltd.
Altera Corporation	Maxim Integrated Products, Inc.
AMI Semiconductor	Mediatek, Inc.
Analog Devices, Inc.	NXP Semiconductors
Atmel Corporation	RF Micro Devices, Inc.
Avago Technologies, Pte	Samsung Electronics Corporation, Ltd.
Broadcom Corporation	Sony Semiconductor Corporation
Conexant Systems, Inc.	ST Microelectronics, Pte
Freescale Semiconductor, Inc.	Texas Instruments, Inc.
International Business Machines Corporation (“IBM”)	Toshiba Corporation
Infineon Technologies AG	Xilinx, Inc.
Intel Corporation

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

No customer accounted for more than 10% of our consolidated net sales in 2006, 2005 or 2004.

For more detailed information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

We work closely with our primary material suppliers to insure that materials are available and delivered on time. Moreover, utilizing commodity managers to globally manage specific commodities, we also negotiate worldwide pricing agreements with our major suppliers to take advantage of the scale of our operations. We are not dependent on any one supplier for a substantial portion of our material requirements.

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

ENVIRONMENTAL MATTERS

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. The usage of lead (Pb) has decreased over the past few years, as we have ramped volume production of alternative lead (Pb)-free processes. Federal, state and local regulations in the U.S., as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals and materials used in our manufacturing processes and on the factories we occupy.

We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We currently do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, results of operations, financial condition or cash flows.

For a discussion of additional risks associated with environmental issues, see “Risk Factors that May Affect Future Operating Performance — Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations” in Item 1A “Risk Factors” of this Annual Report.

COMPETITION

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include Advanced Semiconductor Engineering, Inc. and its subsidiary ASE Test Ltd., Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Ltd. Such companies have also established relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

The principal elements of competition in the subcontracted semiconductor packaging market include: (1) price, (2) available capacity, (3) quality, (4) breadth of package offering, (5) technical competence, (6) new package design and implementation, (7) cycle times and (8) customer service. We believe that we generally compete favorably with respect to each of these factors.

For a discussion of additional risks associated with competition issues, see “Risk Factors that May Affect Future Operating Performance — Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities” in Item 1A “Risk Factors” of this Annual Report.

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

For a discussion of additional risks associated with intellectual property issues, see “Risk Factors that May Affect Future Operating Performance — Intellectual Property — We May Become Involved in Intellectual Property Litigation.” in Item 1A “Risk Factors” of this Annual Report.

EMPLOYEES

As of December 31, 2006, we had 22,700 full-time employees. Of the total employee population, 17,100 were engaged in processing, 3,400 were engaged in processing support, 400 were engaged in research and development, 600 were engaged in marketing and sales and 1,200 were engaged in finance, business management and administration. We believe that our relations with our employees are good and we have never experienced a work stoppage in any of our factories. Our employees in the U.S., China, the Philippines, Singapore, France and Taiwan are not represented by any union. Certain members of our factories in Korea and Japan are members of a union, and those that are members of a union are subject to collective bargaining agreements.

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

On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through the present. As described in Part II, Item 7, the Special Committee identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate our financial information from 1998 through March 31, 2006. The review of our historical stock option granting practices, related activities and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 16 to our consolidated financial statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. We have learned that our former general counsel, whose employment with us terminated in March of 2005, has been indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of the securities laws. The indictment alleges that the former general counsel traded in Amkor securities on the basis of material non-public information.

In July 2006, the Board of Directors established a Special Committee to review Amkor’s historical stock option practices and informed the SEC of these efforts. The SEC subsequently informed us that it is expanding the scope of its investigation and has requested that Amkor provide documentation related to these matters. We have cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation. Additionally, we have voluntarily provided information to the Department of Justice relating to our historical stock option practices.

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

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, for which we have little or no control over and which we expect to continue to impact our business:

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our products and services, but also on the utilization rates for our testing and packaging equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of testing and packaging services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. From time to time we have experienced lower than optimum utilization rates in our operations due to a decline in worldwide demand for our testing and packaging services. This can lead to significantly reduced margins during that period. Although our capacity utilization rates have been strong during 2006, we cannot assure you that we will be able to continue to achieve or maintain relatively high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our results of operations and financial condition could be materially adversely affected.

In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through acquisitions, including the acquisition of certain operations and assets in Shanghai, China and Singapore from IBM and Xin Development Co., Ltd. in May 2004, and the acquisition of capital stock of Unitive and UST in August 2004 and January 2006. We have also expended significant capital resources in connection with the opening of a wafer bump facility in Singapore in 2006, which will further increase our fixed costs. In the event that forecasted customer demand for which we have made and, on a more limited basis, expect to make advance capital expenditures does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations and financial condition. Additionally, we could suffer significant losses if current industry conditions deteriorate, which could materially impact our business including our liquidity.

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flow vary significantly and are difficult to accurately predict. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably, and the trading prices of our securities may be adversely impacted.

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

Substantial Leverage.  We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2006, our total debt balance was $2,005.3 million, of which $185.4 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

For example, on August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016, 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 stating that US Bank, as trustee, had not received our financial statements for the quarter ended June 30, 2006, and that we have 60 days from the date of the letter to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 or it will be considered an “Event of Default” under the indentures governing each of the above-listed notes. On the same day, we received a letter from Wells Fargo Bank

National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we file a Form 10-Q within 60 days after the date of such letter, it will ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.

We cured the alleged defaults described in the US Bank and Wells Fargo letters by filing our Quarterly Report for the quarter ended June 30, 2006 within the 60 day period and avoided the occurrence of an alleged “Event of Default.” However, had we not filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 within the requisite period, the bondholders may have been able to accelerate all outstanding amounts under the above listed notes and trigger acceleration under our other debt agreements, which could have resulted in a material adverse effect.

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

History of Losses.

Although we achieved net income and positive operating cash flow in 2006, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2006, we had capital additions of $299 million and in 2007 we currently anticipate making capital additions of approximately $250 to $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $2,005.3 million outstanding at December 31, 2006, $185.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $185.4 million due in 2007, $109.5 million due in 2008, $33.7 million due in 2009, $311.9 million due in 2010, $439.6 million due in 2011 and $925.2 million due thereafter. The interest payments required on our debt are also substantial. For example, for the year ended December 31, 2006, our total interest paid was $172.1 million. (See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2006, we had cash and cash equivalents of $244.7 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through December 31, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Recently, our customers’ demand for our services has been strong; however, we cannot predict if this demand trend will continue. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, cash flows and financial condition. If customer demand does not materialize as anticipated, our net sales, margins, operating results, cash flows and financial condition will be materially and adversely affected.

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

Our Management Information Systems May Prove Inadequate — We Face Risks in Connection With Our Current Project to Install a New Enterprise Resource Planning System For Our Business.

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. We are implementing a new enterprise resource planning system to replace many of our existing systems at significant locations. We face risks in connection with our current project to install a new enterprise resource system for our business. These risks include:

•	We may face delays in the design and implementation of that system.

•	The cost of the system may exceed our plans and expectations.

•	Such system may damage our ability to process transactions or harm our control environment.

Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to implement a new enterprise resource planning system.

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

We need to purchase new packaging and testing equipment if we decide to expand our operations (sometimes in anticipation of expected market demand), to manufacture some new types of packaging, perform some different testing or to replace equipment that breaks down or wears out. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal lead time frame or increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay implementation of our future expansion plans and impair our ability to meet customer orders. If we are unable to implement our future expansion plans or meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-

term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, sudden changes in foreign currency exchange rates, particularly the U.S. dollar and Japanese yen, could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.

We are a large buyer of gold and other commodity materials including substrates and copper. The price of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs. Significant price increases may adversely impact our gross margin in future quarters to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 28.3%, 25.2% and 26.0% of our net sales in 2006, 2005 and 2004, respectively. No customer accounts for more than 10% of our net sales.

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

Impairment Charges — Any Impairment Charges Required Under Generally Accepted Accounting Principles (GAAP) May Have a Material Adverse Effect on Our Net Income.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al., Kahn v. Kim, et al. and Feldgus v. Kim, et al. If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this annual report on our financial condition, results of operations or cash flows could change in the future.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws.

Our corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we can not be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations or financial condition.

For example, during 2003 the Internal Revenue Service (“IRS”) conducted an examination of our U.S. federal income tax returns relating to years 2000 and 2001, which resulted in a settlement pursuant to which various adjustments were made, including reductions in our U.S. net operating loss carryforwards. In addition, during 2005, the IRS conducted a limited scope examination of our U.S. federal income tax returns relating to years 2002 and 2003, primarily reviewing inter-company transfer pricing and cost-sharing issues carried over from the 2000 and 2001 examination cycle, as a result of which we agreed to further reductions in our net operating loss carryforwards. Future examinations by the taxing authorities in the United States or other jurisdictions may result in additional adverse tax consequences. Our tax examinations and the related adjustments are described in greater detail in Note 4 to the Consolidated Financial Statements.

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

In addition, in line with industry practice, new customers usually require us to pass a lengthy and rigorous qualification process that may take several months, at a significant cost to the customer. If we fail to qualify packages with potential customers or customers with which we have recently become qualified, our operating results and financial condition could be adversely affected.

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

In addition, we may in the future have to compete with a number of companies that may enter the market and with companies that may offer new or emerging technologies that compete with our products and services.

We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors or that our customers will not rely on internal sources for packaging and test services, or that our business, financial condition and results of operations will not be adversely affected by such increased competition.

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when silicon wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products.

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

Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us. In fact, the semiconductor industry is characterized by frequent claims regarding patent and other intellectual property rights. If any third party makes an enforceable infringement claim against us or our customers, we could be required to:

•	discontinue the use of certain processes;

•	cease to provide the services at issue;

•	pay substantial damages;

•	develop non-infringing technologies; or

•	acquire licenses to the technology we had allegedly infringed.

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 16 to the Consolidated Financial Statements included in this Annual Report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this report on our financial condition, results of operations, or cash flows could change in the future.

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

As of December 31, 2006, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 46% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. We believe that total quality management is a vital component of our advanced processing capabilities. We have established a comprehensive quality operating system designed to promote continuous improvements in our products and maximize yields at high volume production without sacrificing the highest quality standards. The majority of our factories are ISO9001:2000, ISO/TS 16949:2002, ISO EMS 14001:2004, and ISO OHSAS 18001:1999 certified. Additionally, as we acquire or construct additional factories, we commence the quality certification process to meet the certification standards of our existing facilities. We believe that many of our customers prefer to purchase from quality certified suppliers. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
Location	Factory Size	Services
	(Square feet)

Korea
Seoul, Korea-K1(2)	670,000	Packaging services Package and process development
Pupyong, Korea-K3(2)	432,000	Packaging and test services
Kwangju, Korea-K4(2)	888,000	Packaging and test services
Philippines
Muntinlupa, Philippines-P1(1)	576,000	Packaging and test services Package and process development
Muntinlupa, Philippines-P2(1)	155,000	Packaging services
Province of Laguna, Philippines-P3(1)	400,000	Packaging services
Province of Laguna, Philippines-P4(1)	225,000	Test services
Taiwan
Lung Tan, Taiwan(2)	307,000	Packaging and test services
Hsinchu, Taiwan(2)	314,000	Packaging and test services
Hsinchu, Taiwan(2)	101,000	Wafer bump services
China
Shanghai, China(3)	170,000	Packaging and test services
Shanghai, China(4)	953,000	Packaging and test services

	Approximate
Location	Factory Size	Services
	(Square feet)

Japan
Kitakami, Japan(3)	120,000	Packaging and test services
Singapore
Kaki Bukit, Singapore(3)	141,000	Test services
Science Park, Singapore(5)	165,000	Wafer bump services
United States
Raleigh-Durham, NC(3)	37,000	Wafer bump services

(1)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. Beginning July 1, 2003, these entities have been consolidated within the financial statements of Amkor, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(2)	Owned facility and land.

(3)	Leased facility.

(4)	Property acquired in May 2004 and is expected to house both packaging and test operations when completed. We finished construction on Phase 1 during 2006. Phase 1 completed approximately 30% of the building space and in July 2006 began operations. Land is leased.

(5)	Facility acquired in February 2006. Sale office was consolidated into this factory site in August 2006. Land is leased.

We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of 2006, we were productively utilizing the majority of the space in our facilities. We intend to expand our production capacity in 2007 and beyond as necessary to meet customer demand.

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. During 2005, the majority of the West Chester, Pennsylvania corporate functions were transitioned to the Chandler, Arizona location. The West Chester location now serves primarily as an additional executive office which our current plans are to close in June 2007. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, Santa Clara and San Diego, California; Boston, Massachusetts; Greensboro, North Carolina; West Chester, Pennsylvania; and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore and Taiwan.

Item 3.	Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by case basis to make a determination as to the impact, if any, on our business, results of operations or financial condition. Except as discussed below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows. The estimate of the potential impact of these claims and legal proceedings on our financial position, results of operations or cash flows could change in the future.

We are currently party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

For a discussion of additional risks associated with litigation, see “Risk Factors that May Affect Future Operating Performance — Increased Litigation Incident to Our Business” in Item 1A “Risk Factors” of this Annual Report.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a license agreement entered into between Tessera and our predecessor in 1996. The license agreement pertains to certain patents and know-how relating to semiconductor packaging. In their Request, Tessera alleges that Amkor owes Tessera royalties under the license agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted that we are not using any of the licensed Tessera patents or know-how. We also asserted defenses and counterclaims of invalidity and unenforceability of the four patents identified by Tessera in their Request as the basis for their claim (U.S. Patent Nos. 5,697,977, 5,852,326, 6,433,419 and 6,465,893). On November 10, 2006, Tessera provided their Preliminary Claim Charts and added two additional patents to the proceeding, U.S. Patent Nos. 6,133,627 and 5,861,666. Discovery is proceeding, and the arbitration is currently set for a hearing beginning October 2007. Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, as of the date of this Annual Report, it is not possible to predict the outcome or likely outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations and cash flows.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. In August 2006 and again in November 2006, the plaintiffs amended the complaint. The plaintiffs added additional officer, director and former director defendants and allege improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

Shareholder Derivative Lawsuits

On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. In September 2006 and again in November 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers. The complaint includes claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above.

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

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. We have learned that our former general counsel, whose employment with us terminated in March of 2005, has been indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of the securities laws. The indictment alleges that the former general counsel traded in Amkor securities on the basis of material non-public information.

As described in Note 2, “Restatement of Stock-based Compensation Expense from 1998 through March 2006, Special Committee and Company Findings Relating to Stock Options”, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC. Additionally, we have voluntarily provided information to the Department of Justice relating to our historical stock option practices.

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

We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs were submitted and post-trial oral arguments were heard by the Court in April 2006. Additional post-trial oral arguments were heard by the Court on September 11, 2006. A decision from the Court is still pending. Although we believe that we have meritorious claims in this matter and will continue to seek judgment in our favor, as of the date of this Annual Report, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $66.5 million based on the spot exchange rate at December 31, 2006.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. Dongbu Electronics, successor in interest to ASI, has acknowledged that it is the indemnifying party with respect to claims against us in this matter and in the Arbitration matter described below. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005. A hearing on the pending motion is expected as early as the first quarter of 2007, although it is not clear when a final ruling by the French Supreme Court will be issued.

Arbitration.  In response to the French lawsuit described above, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (“U.S. District Court proceeding”) against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. The U.S. District Court proceeding has been stayed pending resolution of the French lawsuit described above. Until recently, ABS had refused to arbitrate. However, in December 2006, ABS filed a demand for arbitration under the 1999 agreement, which demand is based on substantially the same claims raised in the French lawsuit described above.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame® packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial

Determination that Carsem infringed some of our patent claims and ruled that Carsem violated Section 337 of the Tariff Act. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party documents. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the third party discovery issues. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 14, 2006, we commenced a solicitation of consents from the holders of the following series of notes: (i) $400.0 million aggregate outstanding principal amount of 9.25% Senior Notes due 2016, (ii) $250.0 million aggregate outstanding principal amount of 7.125% Senior Notes due 2011, (iii) $425.0 million aggregate outstanding principal amount of 7.75% Senior Notes due 2013, (iv) approximately $88.2 million aggregate outstanding principal amount of 9.25% Senior Notes due 2008, (v) approximately $21.9 million aggregate outstanding principal amount of 10.5% Senior Subordinated Notes due 2009, (vi) approximately $142.4 million aggregate outstanding principal amount of 5% Convertible Subordinated Notes due 2007, and (vii) $190.0 million aggregate outstanding principal amount of 2.50% Convertible Senior Subordinated Notes due 2011.

In each case, we sought consents for a waiver of certain defaults and events of default that may have occurred under the indenture governing each series of notes (the “Indentures”) from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the Indentures.

On October 6, 2006, with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we cured the alleged defaults under the Indentures and terminated the solicitation of consents. We did not accept any of the consents for payment or pay a consent fee to the holders of any series of notes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Listing on The NASDAQ Stock Market

Our common stock is traded on the Nasdaq National Market under the symbol “AMKR.’’ The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the Nasdaq National Market.

	High	Low

2006
First Quarter	$10.00	$4.99
Second Quarter	13.09	8.09
Third Quarter	9.98	4.61
Fourth Quarter	10.68	4.92
2005
First Quarter	$6.90	$3.73
Second Quarter	5.20	2.87
Third Quarter	6.12	4.08
Fourth Quarter	6.99	3.57

There were approximately 209 holders of record of our common stock as of January 31, 2007.

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

None.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., The S&P 500 Index
And The Philadelphia Semiconductor Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

(1)	The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements included in this Annual Report. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our historical consolidated financial statements which are not included in this Annual Report. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, both of which are included in this Annual Report.

The summary consolidated financial data below reflects the following transactions on a historical basis: (i) our 2002 acquisitions of semiconductor packaging businesses from Citizen Watch Co., Ltd. and Agilent Technologies, Inc., (ii) our 2004 acquisitions of the remaining 40% ownership interest in Amkor Iwate Corporation, certain packaging and test assets from IBM, 60% of UST and 100% of Unitive, and (iii) our 2006 acquisition of substantially all of the remaining 40% interest in UST. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. On February 28, 2003, we sold our wafer fabrication services business to ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation for all the periods presented.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,728,560	$2,099,949	$1,901,279	$1,603,768	$1,406,178
Cost of sales	2,053,600	1,744,178	1,538,009	1,270,579	1,320,879

Gross profit	674,960	355,771	363,270	333,189	85,299

Operating expenses:
Selling, general and administrative	250,142	243,319	224,781	187,254	255,884
Research and development	38,735	37,347	36,707	30,167	35,918
Provision for legal settlements and contingencies(a)	1,000	50,000	—	—	—
Gain on sale of specialty test operations(b)	—	(4,408)	—	—	—
Impairment of long-lived assets and goodwill(c)	—	—	—	—	263,346

Total operating expenses	289,877	326,258	261,488	217,421	555,148

Operating income (loss)	385,083	29,513	101,782	115,768	(469,849)

Other (income) expense:
Interest expense, net	154,807	165,351	148,902	140,281	147,497
Interest expense, related party	6,477	521	—	—	—
Foreign currency (gain) loss	13,255	9,318	6,190	(3,022)	906
Debt retirement costs, net(d)	27,389	—	—	37,800	—
Other (income) expense, net(e)	661	(444)	(24,444)	(6,748)	(1,014)

Total other expense	202,589	174,746	130,648	168,311	147,389

Income (loss) before equity investment losses, income taxes, minority interests and discontinued operations	182,494	(145,233)	(28,866)	(52,543)	(617,238)
Equity investment losses(f)	—	(55)	(2)	(3,290)	(208,165)

Income tax provision (benefit)(g)	11,208	(5,551)	15,192	(233)	69,106

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Income (loss) from continuing operations before minority interest	171,286	(139,737)	(44,060)	(55,600)	(894,509)
Minority interests(h)	(1,202)	2,502	(904)	(4,008)	(1,932)

Income (loss) from continuing operations	170,084	(137,235)	(44,964)	(59,608)	(896,441)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	54,170	8,080

Net income (loss)	$170,084	$(137,235)	$(44,964)	$(5,438)	$(888,361)

Basic income (loss) per common share:
From continuing operations	$0.96	$(0.78)	$(0.26)	$(0.35)	$(5.46)
From discontinued operations	—	—	—	0.32	0.05

Net loss per common share	$0.96	$(0.78)	$(0.26)	$(0.03)	$(5.41)

Diluted income (loss) per common share:
From continuing operations	$0.90	$(0.78)	$(0.26)	$(0.35)	$(5.46)
From discontinued operations	—	—	—	0.32	0.05

Net loss per common share	$0.90	$(0.78)	$(0.26)	$(0.03)	$(5.41)

Shares used in computing net income (loss) per common share:
Basic	177,682	176,385	175,342	167,142	164,124
Diluted	199,556	176,385	175,342	167,142	164,124
Other Financial Data:
Depreciation and amortization	$273,845	$248,637	$230,344	$219,735	$323,265
Capital expenditure payments related to continuing operations	315,873	295,943	407,740	190,891	99,771

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$244,694	$206,575	$372,284	$313,259	$311,249
Working capital	215,095	131,362	346,578	337,683	163,462
Total assets	3,041,264	2,955,091	2,965,368	2,563,919	2,557,984
Total long-term debt	1,819,901	1,956,247	2,040,813	1,650,707	1,737,690
Total debt, including short-term borrowings and current portion of long-term debt	2,005,315	2,140,636	2,092,960	1,679,372	1,808,713
Additional paid-in capital	1,441,194	1,431,543	1,428,368	1,414,669	1,260,294
Accumulated deficit	(1,041,390)	(1,211,474)	(1,074,239)	(1,029,275)	(1,023,837)
Stockholders’ equity	393,920	223,905	369,151	400,770	231,331

(a)	During the first quarter of 2005, we recorded a $50.0 million provision for legal settlements and contingencies related to the epoxy mold compound litigation. In the first quarter of 2006, we recorded an additional $1.0 million provision due to the settlement of an epoxy mold compound case.

(b)	During the fourth quarter of 2005, we recognized a $4.4 million gain on the sale of our specialty test operation based in Wichita, Kansas. This sale did not meet the definition of a discontinued operation.

(c)	During 2002, we recorded an impairment on long-lived assets of $190.3 million primarily to reduce the carrying value of assets to be held and used to their fair value. In addition, we recognized an additional impairment in 2002 of goodwill of $73.1 million as a result of our annual impairment review performed in the second quarter.

(d)	During the second quarter of 2006 we recorded a loss on debt retirement of $27.4 million related to the tender offer to purchase $352.3 million principal amount of our 9.25% Senior Notes due February 2008 and the repurchase of $178.1 million of the 10.5% Senior Subordinated Notes due May 2009. In 2003, we recognized a loss of $37.8 million as a result of the early extinguishment of $425.0 million principal amount of our 9.25% senior notes due 2006, $29.5 million principal amount of our 9.25% senior notes due 2008, $17.0 million principal amount of our 5.75% convertible subordinated notes due 2006 and $112.3 million principal amount of our 5% convertible subordinated notes due 2007.

(e)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million and recorded an associated gain of $21.6 million. During 2003, we recognized a $7.3 million gain on the sale of our investment in an intellectual property company.

(f)	As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. We stopped amortizing goodwill of $118.6 million associated with our equity method investment in ASI. During 2002, we recorded impairment charges totaling $172.5 million to reduce the carrying value of our investment in ASI to market value. ASI is a publicly traded company on the Korean stock exchange. Additionally during 2002, we recorded a loss of $1.8 million on the disposition of a portion of our interest in ASI. On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time and we ceased accounting for our investment in ASI under the equity method of accounting.

(g)	During 2002, we recorded a $223.8 million charge to establish a valuation allowance against our deferred tax assets consisting primarily of U.S. and Taiwanese net operating loss carryforwards and tax credits.

(h)	In 2003 and 2002 minority interests primarily reflects Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2005 and 2004, minority interest primarily reflects the 40% minority ownership interest in UST in which we acquired a majority interest during August 2004. In January 2006, we acquired an additional interest in UST resulting in a remaining minority interest of 0.14%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margin and operating performance, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward- looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” included in Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2006 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 “Business,” Item 3 “Legal Proceedings,” Item 6 “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplemental Data” in this Annual Report as well as other reports we file with the SEC.

Restatement of Stock-based Compensation Expense from 1998 through March 2006, Special Committee and Company Findings Relating to Stock Options

In October 2006, we restated our historical consolidated financial statements included in our 2005 Annual Report on Form 10-K and restated certain other historical financial information relating to accounting for stock options. As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices since our initial public offering in 1998 through June 30, 2006.

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised) Share-Based Payment (“SFAS No. 123(R)”). We also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supported a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the October 2006 restatement of our prior filings. The following table reconciles share-based compensation previously recorded, the impact of these errors, by type, to the total restated stock-based compensation for all periods impacted:

	Six Months
	Ended									Total
	June 30,	Year Ended December 31,								Compensation
	2006	2005	2004	2003	2002	2001	2000	1999	1998	Expense
	(In thousands)

Stock-based compensation, as originally recorded (with no net tax effect)	$1,591	$45	$594	$—	$—	$—	$—	$—	$—	$2,230

Restatement adjustments:
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$50,476	$19,103	$11,216	$189	$—	$95,568
Modifications to stock option grants	—	9	(536)	711	1,832	2,331	1,063	4,119	—	9,529
Improper measurement dates for other stock option grants	80	64	217	102	787	426	211	181	20	2,088
Stock option grants to non-employees	—	—	26	172	153	430	830	26	4	1,641

Additional compensation expense	379	328	7,284	7,438	53,248	22,290	13,320	4,515	24	108,826
Tax related effects	129	18	144	198	8,356	(6,477)	(3,826)	(1,339)	(8)	(2,805)

Impact of restatement adjustments on net income (loss)	$508	$346	$7,428	$7,636	$61,604	$15,813	$9,494	$3,176	$16	$106,021

Stock-based compensation, as restated	1,970	373	7,878	7,438	53,248	22,290	13,320	4,515	24	111,056
Tax related effects	129	18	144	198	8,356	(6,477)	(3,826)	(1,339)	(8)	(2,805)

Stock-based compensation, as restated, net of tax	$2,099	$391	$8,022	$7,636	$61,604	$15,813	$9,494	$3,176	$16	$108,251

Improper Measurement Dates for Annual Stock Option Grants.  We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we restated our financial information to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).

Modifications to Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we restated our financial information to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.

Improper Measurement Dates for Other Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we restated our financial information to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”

Stock Option Grants to Non-employees.  We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we restated our financial information to increase stock-based compensation expense by a total of $1.6 million.

All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. The aggregate amount of the additional stock-based compensation expense that we identified as a result of the stock option review was approximately $108.8 million through June 30, 2006.

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

As described in Note 16, the SEC has requested that we provide documentation related to our historical stock option practices expanding the scope of its ongoing investigation of us concerning unrelated matters. We intend to continue to cooperate with the SEC.

As a result of the findings of the Special Committee as well as our internal review, we amended our Annual Report on Form 10-K for the year ended December 31, 2005, filed on October 6, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended 2005 Form 10-K/A included restated balance sheet and income statement data for 1998 through 2002 within Item 7. That amended filing also included the restated selected consolidated financial data as of and for each of the five years ended December 31, 2005, which is included in Item 6 of the 2005 Form 10-K/A, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7 of the 2005 Form 10-K/A. We amended our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on October 6, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We also restated the June 30, 2005 condensed consolidated financial statements and related disclosures included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on October 6, 2006. We restated the condensed consolidated financial statements and related disclosures for the periods ended September 30, 2005 included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006; however, such information was also previously filed on Exhibit 99.1 included in our 2005 Form 10-K/A.

Overview

Amkor is one of the world’s largest subcontractors of semiconductor packaging and test services. Packaging and test are integral parts of the process of manufacturing semiconductor devices. This process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are probed to ensure the individual devices meet design specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board through wire bond or bump technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services.

Our net sales for 2006 were $2.7 billion, an increase of 30% over 2005 net sales of $2.1 billion. Net income for 2006 was $170.1 million, or $0.90 per diluted share, versus a net loss in 2005 of $(137.2) million, or ($0.78) per share. The sales growth was driven by strong demand for high performance applications, cell phones and other portable devices. During 2006, we experienced strong growth in flip chip and 3D packaging services and test services which is consistent with the investments we made in these areas over the past two years.

Favorable business conditions in our sector have allowed us to improve our product mix, selectively increase prices, and recover increases in commodity costs from our customers. These factors, offset by an increase in factory labor and overhead costs, have enabled us to achieve a gross margin for 2006 of 24.7% compared to 16.9% for 2005. Our 2006 performance reflected strength in our core packaging and test operations, successful execution of production ramps, continued strong adoption of flip chip, wafer bump, other advanced packaging, and a stable pricing environment.

Our capacity utilization started to decline in the fourth quarter of 2006. We have an ongoing effort to manage our production lines, allocate assets and expand capacity in a financially-disciplined manner. In 2006, our product line capital investments have been, and will continue to be, primarily focused on increasing our wafer bump, flip chip, test and advanced laminate packaging capacity. In addition we continue to make investments in our information systems in support of increasingly complex supply chains. Beginning in 2005 and continuing through 2006, we entered into several supply agreements with customers that commit capacity in exchange for customer prepayment of services. In most cases, customers forfeit the prepayment if the capacity is not utilized per contract terms. Customer advances of $17.5 million and $24.4 million are included in accrued expenses and other non-current liabilities, respectively, as of December 31, 2006.

Selling, general and administrative expenses increased by $6.8 million or 2.8%, primarily due to additional costs associated with professional fees incurred for the stock option investigation, financial statement restatement and related financing activities partially offset by our focus on cost reduction initiatives.

In 2006, capital additions totaled $299.0 million. Our capital additions focused on strategic growth areas of wafer bump, test and flip chip packaging and also included approximately $40 million for facilities equipment, principally for our new facility in China and our new wafer bump and test facility in Singapore.

Due to improved operating results, cash provided by operating activities increased $426.4 million to $523.6 million for the year ended December 31, 2006 as compared to $97.2 million for the year ended December 31, 2005. Cash flow from operations generated during 2006 funded capital purchases of $316.0 million leaving $207.8 million to repay debt and costs of refinancings. Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during 2006.

Results of Continuing Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross profit	24.7%	16.9%	19.1%
Operating income	14.1%	1.4%	5.4%
Income (loss) before income taxes and minority interests	6.7%	(6.9)%	(1.5)%
Net income (loss)	6.2%	(6.5)%	(2.4)%

Net Sales.  Net sales increased $628.6 million, or 30%, to $2,728.6 million in 2006 from $2,100.0 million in 2005. The increase is principally driven by increased unit volume, product mix and to a lesser extent the impact of favorable pricing discussed above in the Overview.

Packaging Net Sales.  Packaging net sales increased $547.2 million, or 28.8%, to $2,449.4 million for 2006 from $1,902.2 million in 2005 principally driven by increased volume, improved product mix and, to a lesser extent, the impact of favorable pricing. Packaging unit volume increased to 8.8 billion units in 2006 from 7.5 billion units in 2005. The improvement in product mix is principally driven by our flip chip packaging services. The increase in unit volume is principally attributed to growth in our MicroLeadFrame® packages, other Leadframe packages, chip scale packages and System-in-Package modules.

Test Net Sales.  Test net sales increased $81.9 million, or 41.3%, to $280.0 million in 2006 from $198.1 million in 2005 principally due to the production ramp of our new test facility in Singapore, an increase in units in our other test facilities, and product mix.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the volume increase, favorable product mix and firm pricing environment. Material costs as a percent of revenue decreased from 40.9% for the year ended December 31, 2005 to 38.8% for the year ended December 31, 2006 due to improving product mix, recovery of increasing commodity prices from our customers, and higher average selling prices on some of our products.

Labor costs in absolute dollars were up due to increased volume and higher labor and benefit costs. However, as a percentage of net sales, labor declined to 14.9% for the year ended December 31, 2006 from 17.9% for the year ended December 31, 2005 due to increased labor utilization and productivity.

Other manufacturing costs increased as a result of the increased volume and added costs associated with our newer factories. During 2006 we commenced operations in our new Singapore wafer bump factory and our new factory in Shanghai. Other manufacturing costs also increased for depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump, flip chip, test and advanced laminate packaging capacity. As a percentage of net sales, other manufacturing costs decreased to 21.5% for the year ended December 31, 2006 from 24.3% for the year ended December 31, 2005 due to increased overhead utilization and productivity.

Stock-based compensation included in cost of sales was $2.5 million for the year ended December 31, 2006 due to the adoption of SFAS No. 123(R) compared to less than $0.2 million for the year ended December 31, 2005 which was accounted for under APB No. 25.

Gross Profit.  Gross profit increased $319.2 million to $675.0 million, or 24.7% of net sales in 2006 from $355.8 million, or 16.9% of net sales, in 2005. The increase in gross profit and gross margin was due to higher unit sales, favorable mix, recovery of commodity price increases from our customers, and a firm pricing environment.

Packaging Gross Profit.  Gross profit for packaging increased $265.7 million to $586.3 million, or 23.9% of packaging net sales, in 2006 from $320.6 million, or 16.9% of packaging net sales, in 2005. The packaging gross profit increase was primarily due to increased volume, favorable product mix, asset management, and recovery of commodity price increases from our customers.

Test Gross Profit.  Gross profit for test increased $54.2 million to $89.6 million, or 32.0% of test net sales, 2006 from $35.4 million, or 17.9% of test net sales, in 2005. This increase was primarily due to increased volume, favorable product mix, improved labor and overhead utilization, asset management, and greater recovery of ancillary test services from our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.8 million, or 2.8%, to $250.1 million for 2006, from $243.3 million for 2005. The increase was caused by $12.7 million in costs associated with professional fees incurred for the stock option investigation, financial statement restatement, the consent solicitation and other related financing activities. Also included is stock-based compensation related to the implementation in 2006 of SFAS No. 123(R) for $2.8 million. In addition we established an accrual for employee incentive and performance bonuses. These additional costs are partially offset by our continued focus on cost reduction initiatives and a reduction in corporate salary costs due to headcount reductions in the third and fourth quarters of 2005.

Other (Income) Expense.  Other expenses, net increased $27.8 million from 2005 to 2006. This increase is primarily driven by the debt retirement costs of $27.4 million.

Income Tax Expense.  In 2006, we recorded an income tax expense of $11.2 million reflecting an effective tax rate of 6.1% as compared to an income tax benefit of $5.6 million in 2005 reflecting an effective tax rate of 3.8%. Our 2006 tax provision of $11.2 million primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. The income tax benefit in 2005 was driven by the finalization of our Internal Revenue Service (“IRS’’) audits of our U.S. federal income tax returns for the years 2000 and 2001 $3.4 million, the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries $6.5 million, and the net release of other U.S. and foreign reserves applicable to prior years $1.3 million. The income tax benefit in 2005 was partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. At December 31, 2006, we had U.S. net operating loss carryforwards totaling $362.8 million, which expire at various times through 2025. Additionally, we had $51.1 million of non-U.S. operating loss carryforwards, which expire at various times through 2011.

In 2006, we continued to record a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.  Net sales increased $198.7 million, or 10.5%, to $2,100.0 million in 2005 from $1,901.3 million in 2004. Net sales from our 2004 acquisitions accounted for 58.2% of the increase in our net sales from 2004 to 2005.

Packaging Net Sales.  Packaging net sales increased $176.2 million, or 10.2%, to $1,902.2 million for 2005 from $1,726.0 million in 2004 principally driven by improved volume and favorable product mix. Packaging unit volume increased to 7.5 billion units in 2005 from 7.2 billion units in 2004. The improvement in product mix is principally driven by our flip chip packaging services and wafer bumping.

Test Net Sales.  Test net sales increased $22.8 million, or 13.0%, to $198.1 million in 2005 from $175.3 million in 2004 principally due to the production ramp of our new test facility in Singapore.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs increased due to the volume increase and increasing commodity prices. Material costs as a percent of revenue increased from 40.2% in 2004 to 40.9% in 2005. We were able to hold this percentage relatively flat due to favorable product mix.

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

Packaging Gross Profit.  Gross profit for packaging decreased $9.8 million to $320.6 million, or 16.9% of packaging net sales in 2005 from $330.4 million, or 19.1% of packaging net sales in 2004. The packaging gross profit decrease was primarily a result of lower average selling prices for our leadframe products and increased labor and other manufacturing costs.

Test Gross Profit.  Gross profit for test increased $2.5 million to $35.4 million, or 17.9% of test net sales, in 2005 from $32.9 million, or 18.8% of test net sales, in 2004. This increase was primarily due to the production ramp of our new test facility in Singapore.

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

Provision for Legal Settlements and Contingencies.  In 2005, we recorded a $50.0 million provision for legal settlements and contingencies related to the mold compound litigation.

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

Provision (Benefit) for Income Taxes.  In 2005, we recorded an income tax benefit of $5.6 million reflecting an effective tax rate of 3.8%, as compared to an income tax expense of $15.2 million in 2004, reflecting an effective tax rate of 52.6%. The income tax benefit in 2005 was driven by the finalization of our Internal Revenue Service (“IRS”) audits of our U.S. federal income tax returns for the years 2000 and 2001 $3.4 million, the issuance of regulations by the IRS in January 2006 clarifying the tax status of certain of our foreign subsidiaries $6.5 million, and the net release of other U.S. and foreign reserves applicable to prior years $1.3 million. The income tax benefit in 2005 was partially offset by foreign withholding taxes and income taxes at our profitable foreign locations. Our 2004 tax provision of $15.2 million, included taxes relating to our profitable foreign tax jurisdictions, a provision of $6.5 million recorded in connection with regulations issued by the IRS in August 2004 relating to the tax status of certain of our foreign subsidiaries and U.S. alternative minimum taxes for which we do not anticipate a future benefit. The 2004 provision was partially offset by a tax benefit of $2.8 million resulting from a favorable ruling in a foreign jurisdiction. In 2005, we continued to record a valuation allowance for substantially all of our deferred tax assets, including net operating losses generated in the U.S. and certain foreign jurisdictions during the year ended December 31, 2005.

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

Our 2004 Acquisitions

In August 2004, we acquired approximately 93% of the capital stock of Unitive, based in North Carolina, and approximately 60% of the capital stock of UST, a Taiwan-based joint venture between Unitive and various Taiwanese investors. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications. The total purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing, which was paid in 2005. In addition, we assumed $24.9 million of debt. In December 2004, we acquired the remaining 7% of Unitive. In January 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership to 99.6% of UST. Both original acquisition transactions provided provisions for contingent, performance-based earn-outs. With respect to Unitive, the earn-out lapsed with no additional consideration being paid to the former owners. With respect to UST, the earn-out is based on the performance of that subsidiary for the twelve month period ended January 31, 2007. We currently estimate the value of the earn-out will be approximately $0.5 million. The results of Unitive and UST operations are included in our Consolidated Statement of Operations beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively. As of December 31, 2005, we reflect as a minority interest the 40.0% of UST which we did not own. As of December 31, 2006, the minority interest was reduced to 0.14%.

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

In January 2001, Amkor Iwate Corporation commenced operations and acquired from Toshiba a packaging and test facility located in the Iwate prefecture in Japan. At that time, we owned 60% of Amkor Iwate and Toshiba owned the balance of the outstanding shares. In January 2004, we acquired the remaining 40% ownership interest of Amkor Iwate from Toshiba for $12.9 million. Amkor Iwate provides packaging and test services principally to Toshiba’s adjacent Iwate factory under a long-term supply agreement. This long-term supply agreement with Toshiba’s Iwate factory automatically renews annually by mutual consent.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight fiscal quarters ended December 31, 2006. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The financial data reflects the January 2006 acquisition of substantially all of the remaining 40% interest in UST.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our consolidated financial statements and the related notes, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the combined effect of holidays in the U.S. and Asia. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a significant decrease in orders for packaging and test services during the first two weeks of January. In addition, we typically close some of our factories in Asia for local holidays in January and February.

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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share data)

Net sales	$683,011	$713,829	$686,631	$645,089	$643,492	$549,641	$489,335	$417,481
Cost of sales	509,879	536,062	517,307	490,352	487,821	459,342	422,883	374,132

Gross profit	173,132	177,767	169,324	154,737	155,671	90,299	66,452	43,349

Operating expenses:
Selling, general and administrative	62,494	68,477	58,967	60,204	56,262	59,633	66,911	60,513
Research and development	9,337	9,653	10,315	9,430	9,653	8,870	9,924	8,900
Provision for legal settlements and contingencies	—	—	—	1,000	—	—	—	50,000
Gain on sale of specialty test operations	—	—	—		(4,408)	—	—	—

Total operating expenses	71,831	78,130	69,282	70,634	61,507	68,503	76,835	119,413

Operating income (loss)	101,301	99,637	100,042	84,103	94,164	21,796	(10,383)	(76,064)
Other expense, net	38,979	43,661	73,975	45,954	44,758	45,429	41,630	42,929

Income (loss) before income taxes, equity investment earnings (losses) and minority interests	62,322	55,976	26,067	38,149	49,406	(23,633)	(52,013)	(118,993)
Equity investment earnings (losses)	(8)	(62)	33	17	(11)	5	(55)	6
Minority interests	(524)	(223)	(340)	(115)	(685)	1,250	926	1,011

Income (loss) before income taxes	61,790	55,691	25,760	38,051	48,710	(22,378)	(51,142)	(117,976)
Income tax provision (benefit)	2,743	2,881	1,972	3,612	(5,226)	(2,865)	1,353	1,187

Net income (loss)	$59,047	$52,810	$23,788	$34,439	$53,936	$(19,513)	$(52,495)	$(119,163)

Net income (loss) per common share:
Basic	$0.33	$0.30	$0.13	$0.19	$0.31	$(0.11)	$(0.30)	$(0.68)
Diluted	$0.30	$0.27	$0.13	$0.19	$0.30	$(0.11)	$(0.30)	$(0.68)

Liquidity and Capital Resources

We generated net income of $170.1 million for the year ended December 31, 2006. This compares to a net loss for the years ended December 31, 2005 and 2004 of $137.2 million and $45 million, respectively. Our operating activities provided cash totaling $523.6 million in 2006, $97.2 million in 2005 and $219.2 million in 2004. However, in 2005 and 2004, cash flow from operating activities was insufficient to fully cover cash used for investing activities. Investing activities during these periods were primarily for capital expenditures for additional processing capacity to service anticipated customer demand and business acquisitions to fuel future growth. The cash shortfall was covered by incurring additional indebtedness. We have taken several steps to strengthen our liquidity. In May 2006, we issued $400 million of 9.25% senior notes due June 2016 and $190 million of 2.5% senior subordinated convertible notes due May 2011 to refinance existing indebtedness. After deducting fees to the underwriter, the net proceeds of senior notes due June 2016 were used in connection with the tender offer to repurchase the senior notes due February 2008 for which $352.3 million notes were tendered and repurchased along with payments of $20.2 million for tender premiums and other retirement costs and $9.1 million for accrued interest. The remaining proceeds of $10.9 million increased our cash on hand. The senior subordinated convertible notes due May 2011 refinanced the majority of our 10.5% senior subordinated notes due May 2009. After deducting fees to the underwriter, the net proceeds of the senior subordinated notes due May 2011 were used in connection with a partial call of the senior subordinated notes due May 2009 for which $178.1 million of notes were repurchased along with payments of $3.1 million for call premiums and $3.1 million for accrued interest. We also repaid $132.0 million, from cash on hand, of our 5.75% convertible subordinated notes due June 2006. We plan to use existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity in March 2007.

We have a significant level of debt, with $2,005.3 million outstanding at December 31, 2006, of which $185.4 million is current. The terms of such debt require significant scheduled principal payments in the coming years, including $185.4 million in 2007, $109.5 million in 2008, $33.7 million in 2009, $311.9 million in 2010, $439.6 million in 2011 and $925.2 million thereafter. The interest payments required on our debt are also substantial. For example, for the year ended December 31, 2006, we paid $172.1 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

We were in compliance with all debt covenants at December 31, 2006 and expect to remain in compliance with these covenants through December 31, 2007.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2006, we had capital additions of $299.0 million and in 2007 we currently anticipate making capital additions of approximately $250 to $300 million, which estimate is subject to adjustment based on business conditions. Our 2007 capital additions budget remains focused on strategic growth areas of wafer level processing, testing and flip chip packaging.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of December 31, 2006, we had cash and cash equivalents of $244.7 million and $99.8 million available under our first lien senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our first lien senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through December 31, 2007, including retiring the remaining $142.4 million of our 5.0% convertible subordinated notes at maturity in March 2007. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond December 31, 2007 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part I, Item 1A “Risk Factors.” If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business and the repayment of debt.

Cash flows

Cash provided by operating activities was $523.6 million for the year ended December 31, 2006 compared to $97.2 million for the year ended December 31, 2005. Cash from operations increased by $426.4 million in 2006 principally as a result of our increase in net income $307.3 million over the prior year. Similarly, free cash flow increased by $406.6 million to $207.8 million for the year ended December 31, 2006 compared to a deficit of free cash flow of ($198.8) million for the year ended December 31, 2005 (see below). Our free cash flow of $207.8 million for the year ended December 31, 2006 was used to repay debt and costs of refinancing.

Net cash provided by (used in) operating, investing and financing activities from continuing operations and cash provided by discontinued operations for the three years ended December 31, 2006 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities from continuing operations	$523,630	$97,157	$219,223
Investing activities from continuing operations	(314,797)	(307,010)	(395,708)
Financing activities from continuing operations	(169,231)	47,638	234,580
Operating activities from discontinued operations	—	—	111
Investing activities from discontinued operations	—	—	—
Financing activities from discontinued operations	—	—	—

Operating activities.  Our cash flows from operating activities for 2006 increased $426.4 million over 2005. This increase was primarily a result of an increase in net income by $307.3 million over the prior year period as discussed above in “Results of Operations.” Adjustments to reconcile net income to cash flow from operating activities increased by $119.2 million from 2005 to 2006 driven by a loss on debt retirement of $27.4 million, $25.2 million increase in depreciation and amortization expenses reflecting higher levels of capital additions, $5.1 million increase in loss on disposal of assets and asset impairments, and $4.3 million increase in stock-based compensation due to the adoption of SFAS 123(R). These increases in cash flows from operating activities are partially offset by a reduction in deferred tax asset and liability changes of $25.2 million, resulting from limited movement in deferred tax balances from 2005 to 2006 as compared with 2004 to 2005. Cash flows resulting from changes in assets and liabilities increased by $83.0 million during 2006 compared with 2005. This increase in changes in assets and liabilities in 2006 is primarily attributed to a $38.7 million increase in unearned revenue associated with customer advance payments and a $28.3 million increase in pension and severance obligations, excluding the impact of applying Statement of Financial Accounting Standard (“SFAS”) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits.

Investing activities.  Our 2006 net cash flows used in investing activities increased by $7.8 million over the prior year to $314.8 million, primarily due to a $20.0 million increase in payments for property, plant and equipment from $295.9 million in 2005 to $315.9 million in 2006. The increase is attributable to selective capacity expansion, including the expansion of our facilities in China and Singapore, as described above.

Financing activities.  Our 2006 net cash flows used in financing activities were $169.2 million, as compared to $47.6 million provided by financing activities for 2005. The net cash used in financing activities for the 2006 is primarily driven by the repayment of the $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006 as well as the debt issuance costs incurred in our May 2006 refinancing activities which are described above in “Liquidity and Capital Resources”.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. Free cash flow represents net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by GAAP and our definition of free cash flow may not be comparable to similar companies and should not be considered a substitute for cash flow measures in accordance with GAAP. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$523,630	$97,157	$219,223
Less purchases of property, plant and equipment	315,873	295,943	407,740

Free cash flow	$207,757	$(198,786)	$(188,517)

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $2,005.3 million at December 31, 2006 from $2,140.6 million at December 31, 2005. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

Compliance With Debt Covenants

We were in compliance with all debt covenants contained in our loan agreements at December 31, 2006, and have met all debt payment obligations. Additional details about our debt are available in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

On August 11, 2006, we received a letter dated August 10, 2006 from U.S. Bank National Association (“US Bank”) as trustee for the holders of our 5% Convertible Subordinated Notes due 2007, 10.5% Senior Subordinated Notes due 2009, 9.25% Senior Notes due 2008, 9.25% Senior Notes due 2016 (issued in May 2006), 6.25% Convertible Subordinated Notes Due 2013, 7.75% Senior Notes due 2013 and 2.5% Convertible Senior Subordinated Notes due 2011 (issued in May 2006) stating that US Bank, as trustee, had not received our financial statements for the fiscal quarter ended June 30, 2006 and that we had 60 days from the date of the letter to file our Quarterly Report on From 10-Q for the fiscal quarter ended June 30, 2006 or it would be considered an “Event of Default” under the indentures governing each of the above-listed notes.

On August 11, 2006, we received a letter dated August 11, 2006 from Wells Fargo Bank National Association (“Wells Fargo”), as trustee for our 7.125% Senior Notes due 2011, stating that we failed to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, demanding that we immediately file such quarterly report and indicating that unless we filed a Form 10-Q within 60 days after the date of such letter, it would ripen into an “Event of Default” under the indenture governing our 7.125% Senior Notes due 2011.

If an “Event of Default” were to occur under any of the notes described above, the trustees or holders of at least 25% in aggregate principal amount of such series then outstanding could attempt to declare all related unpaid principal and premium, if any, and accrued interest on such series of notes then outstanding to be immediately due and payable.

On September 14, 2006, we commenced the solicitation of consents from the holders of our 9.25% Senior Notes due 2016 (issued in May 2006), 7.125% Senior Notes due 2011, 7.75% Senior Notes due 2013, 9.25% Senior Notes due 2008, 10.5% Senior Subordinated Notes due 2009, 5% Convertible Subordinated Notes due 2007, and 2.50% Convertible Senior Subordinated Notes due 2011 (issued in May 2006).

In each case, we sought consents for a waiver of certain defaults and events of default that may have occurred under the indenture governing each series of notes (the “Indentures”) from our failure to file with the Securities and Exchange Commission and deliver to the trustee and the holders of such series of notes any reports or other information, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and the waiver of the application of certain provisions of the Indentures.

On October 6, 2006, with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we cured the alleged defaults under the Indentures and terminated the solicitation of consents. We did not accept any of the consents for payment or pay a consent fee to the holders of any series of notes.

2006 Significant Financing Activities:

In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which bears interest at LIBOR plus 1.25%, which matured in January 2007 and was repaid from cash on hand. The borrowings to date of $15.0 million were used to support working capital.

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 9.25% Senior Notes due February 2008, pay respective accrued interest and tender premiums.

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”). The 2011 Notes are convertible into our common stock at a price of $14.59 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior subordinated debt. After deducting fees to the underwriter, the net proceeds from the issuance of the 2011 Notes were used to repurchase a portion of the 10.5% Senior Subordinated Notes due May 2009, pay respective accrued interest and call premiums.

2005 Significant Financing Activities

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

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. There were no borrowings outstanding on this credit facility as of December 31, 2006. Amkor Technology, Inc., along with, Unitive Inc. (“Unitive”) and Unitive Electronics Inc. (“UEI”), were co-borrowers under the loan and granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. In November 2006, Unitive and UEI were merged into Amkor. As of December 31, 2006, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity.

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

Capital Additions and Contractual Obligations

Our capital additions were $299.0 million for 2006. We expect that our 2007 capital additions will be approximately $250 to $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2007 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the cash flow statement to property, plant and equipment additions as reflected in the balance sheets:

	December 31,
	2006	2005	2004
	(In thousands)

Payments for property, plant, and equipment	$315,873	$295,943	$407,740
Decrease in property, plant, and equipment in accounts payable and accrued expenses, net	(16,850)	(1,164)	(2,014)

Property, plant and equipment additions	$299,023	$294,779	$405,726

The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Total debt	$2,005,315	$185,414	$109,515	$33,745	$311,901	$439,562	$925,178
Scheduled interest payment obligations(1)	869,365	149,531	138,218	135,379	129,602	85,991	230,644
Purchase obligations(2)	40,103	40,103	—	—	—	—	—
Operating lease obligations	58,256	8,776	6,648	5,564	5,248	5,432	26,588

Total contractual obligations	$2,973,039	$383,824	$254,381	$174,688	$446,751	$530,985	$1,182,410

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2006 for variable rate debt.

(2)	Includes $37.7 million of capital-related purchase obligations.

In addition to the obligations identified in the table above, non-current liabilities recorded in our consolidated balance sheet at December 31, 2006, include $170.1 million related to pension and severance obligations, which the timing of the ultimate payment of these obligations was uncertain at December 31, 2006. Additionally, $24.4 million of customer advances are included in non-current liabilities and relate to supply agreements with customers that commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

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

We have entered into the following related party transactions in the normal course of business:

Mr. JooHo Kim is an employee of Amkor and a brother of James J. Kim, our Chairman and CEO. Mr. JooHo Kim owned with his children and other Kim family members 58.11% of Anam Information Technology, Inc., a company that provided computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue services, and such services continue to decrease in volume. The services provided by Anam Information Technology are subject to competitive bid. During 2006, 2005, and 2004, purchases from Anam Information

Technology, Inc. were $0.3 million, $1.8 million, and $1.2 million, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2006 and 2005 were $0 million and $0.3 million, respectively.

Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2006, 2005 and 2004, purchases from Jesung C&M were $6.5 million, $6.5 million, and $6.4 million respectively. Amounts due to Jesung C&M at December 31, 2006 and 2005 were $0.5 million and $0.5 million, respectively.

Dongan Engineering Co., Ltd. was 100% owned by JooCheon Kim, a brother of James J. Kim, until the third quarter of 2005. There is no longer any related party ownership. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provides construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. The services provided by Dongan Engineering were subject to competitive bid. During 2005 and 2004, purchases from Dongan Engineering Co., Ltd were $0.5 million and $3.0 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at December 31, 2005 were not significant.

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. During 2006, 2005 and 2004, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $16.7 million, $11.8 million and $11.8 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2006 and 2005 were $1.3 million and $1.4 million, respectively. The purchases are arms length and on terms consistent with our non-related party vendors.

We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. During 2006, 2005, and 2004 amounts paid for this lease were $0.1 million, $0.6 million, and $1.1 million, respectively. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona and paid a lease termination fee of $0.7 million in the second quarter of 2005. We currently lease approximately 2,700 square feet of office space from these trusts. The sublease income has been assigned to the trusts as part of vacating the office space effective July 1, 2005. The lease term is for 2 years, through June 30, 2007 subject to 2 year renewal. Current plans are to vacate the space in June 2007. During 2005 and 2004 our sublease income included $0.3 million and $0.6 million, respectively, from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2006. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Item 3 “Legal Proceedings” for a discussion of our contingencies related to our patent related litigation, securities litigation, and other litigation and legal matters. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed under Item 3 “Legal Proceedings,” on our financial position, results of operations, or cash flows, could change in the future.

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

Revenue Recognition and Risk of Loss.  We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable, and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. Such policies are consistent with the provisions in Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements.

A sales allowance is recognized in the period of sale based upon historical experience. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. Collectibility is assessed based on the age of the balance, the customer’s historical payment history and its current credit worthiness.

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

Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. As a result of net losses experienced over the last several years, we have determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. We will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

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

Investments in Marketable Securities.  We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of many semiconductor companies’ stocks, including Dongbu Electronics, Inc. and its competitors, are highly volatile. During 2006, we recorded impairment charges of $3.2 million to reduce the carrying value of our investment in Dongbu Electronics to its market value. As of December 31, 2006, the stock price for Dongbu Electronics had recovered resulting in $0.9 million of unrealized gains included in other comprehensive income. During 2005, we recorded impairment charges totaling $3.7 million to reduce the carrying value of our investment in Dongbu Electronics to its market value. In determining whether declines in market value are other than temporary, we look at market value trends over the previous six months.

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

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
Land use rights in China	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

Pension Obligation Assumptions.  In pension accounting, significant actuarial assumptions include the discount rate and the rate of return. The weighted average discount rate for our pension plans, all of which are located outside the U.S., was 6.1%, 8.1% and 6.3% as of December 31, 2006, 2005 and 2004, respectively. Weighted average discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts. The expected rate of return was 6.0%, 6.4% and 6.3% as of December 31, 2006, 2005 and 2004, respectively. The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 30% international equities (primarily U.S. and Europe), and 0% to 10% international fixed-income securities. The remainder of the portfolio may contain other investments such as short-term investments. At December 31, 2006, 2005 and 2004, Philippine plan assets included $0.9 million, $0.6 million and $0.7 million, respectively, of Amkor common stock. A third assumption is the long-term rate of compensation increase which was 7.0%, 6.5% and 6.2% as of December 31, 2006, 2005 and 2004, respectively. Total pension expense was $5.7 million, $6.5 million and $5.7 million for the year ended December 31, 2006, 2005 and 2004, respectively. We expect pension expense to be $6.8 million for the year ended December 31, 2007.

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. We adopted the recognition provisions of SFAS No. 158 and initially applied those to the funded status of our defined benefit pension plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit pension plans resulted in a decrease in stockholders’ equity of $11.8 million, which was net of a deferred tax benefit of $0.8 million.

SFAS No. 158 also requires that the funded status of a plan be measured as of the date of the year-end statement of financial position. We currently measure our funded status as of the balance sheet date. Accordingly, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements (see Note 13 for further discussion).

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We elected the modified prospective method of adoption meaning that years prior to 2006 reflect stock-based compensation expense determined pursuant to the provisions of APB No. 25 (see Note 3 for further discussion).

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Under certain circumstances, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB No. 108 did not have an impact on our consolidated balance sheet and statement of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 151 on January 1, 2006. The adoption of this Statement did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 153 on January 1, 2006. The adoption of this statement did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”) and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 on January 1, 2006.

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

Recently Issued Standards

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial statements and disclosures.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We do not expect the adoption of Issue No. 06-03 will have a material impact on our financial statements and disclosures.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN No. 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. While our analysis of the impact of this interpretation is ongoing, we do not expect the adoption of FIN No. 48 to have a material impact on the opening balance of retained earnings upon adoption on January 1, 2007.

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

Foreign Currency Risks

Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Chinese renminbi, Euro, Japanese yen, Korean won, Philippine pesos, Singapore dollar and Taiwanese dollar. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables, accrued expenses and debt.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at December 31, 2006 and 2005, a 20% increase (decrease)

in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

As of December 31, 2006:

	Chart of Foreign Currency Risk as of December 31, 2006
	Chinese		Japanese	Korean	Philippine		Taiwanese
	Renminbi	Euro	Yen	Won	Peso	Singapore Dollar	Dollar
	(In thousands)

20% increase in foreign exchange rate	$—	$55	$2,048	$—	$—	$—	$—
20% decrease in foreign exchange rate	2,178	—	—	4,750	3,734	992	10,861

In addition, at December 31, 2006 we had other foreign currency denominated liabilities, including denominations of the U.K. pound and Swiss franc, whereby a 20% decrease in the related exchange rates would result in less than $0.1 million of additional foreign currency risk.

As of December 31, 2005:

	Chart of Foreign Currency Risk as of December 31, 2005
	Chinese	Japanese	Korean	Philippine	Taiwanese
	Renminbi	Yen	Won	Peso	Dollar
	(In thousands)

20% increase in foreign exchange rate	$—	$1,552	$—	$—	$—
20% decrease in foreign exchange rate	1,846	—	1,989	3,817	9,310

In addition, at December 31, 2005 we had other foreign currency denominated liabilities, including denominations of the Euro, Singapore dollar and Swiss franc, whereby a 20% decrease in the related exchange rates would result in an aggregate $0.3 million of additional foreign currency risk.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2006, we had a total of $2,005.3 million of debt of which 80.9% was fixed rate debt and 19.1% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amount outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of December 31, 2006 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consisted of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2005, we had a total of $2,140.6 million of debt of which 81.9% was fixed rate debt and 18.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2006.

	Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$145,796	$91,539	$21,882	$—	$438,877	$925,000	$1,623,094	$1,608,649
Average interest rate	5.0%	9.1%	10.5%	—	5.1%	8.2%	7.2%
Variable rate debt (In thousands)	$39,618	$17,976	$11,863	$311,901	$685	$178	$382,221	$391,971
Average interest rate	4.2%	3.6%	3.4%	9.6%	6.1%	6.1%	8.6%

Equity Price Risks

We have convertible notes that are convertible into our common stock. We currently intend to repay our remaining convertible notes upon maturity, unless converted or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

We have completed integrated audits of Amkor Technology, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining (1) effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures, and (2) effective controls over the accounting for and disclosure of its stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1. The Company did not maintain effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures. Specifically, the Company failed to establish effective governance and oversight by the Compensation Committee of the Board of Directors of its activities related to the granting of stock options. Additionally, controls were not effective in adequately identifying, assessing and addressing significant risks associated with the granting of stock options that could impact the Company’s financial reporting. Finally, the Company’s controls were not adequate to prevent or detect instances of potential misconduct by members of senior management. This control deficiency resulted in the October 2006 restatement of the Company’s consolidated financial information for each of the years ended from 1998 through 2005, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness. This material weakness also contributed to the existence of the following additional material weakness.

2. The Company did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activity related to the granting and modification of stock options. This control deficiency resulted in the misstatement of the Company’s stock-based compensation expense and additional paid-in capital accounts and related disclosures, and the October 2006 restatement of the Company’s consolidated financial information for each of the years ended from 1998 through 2005, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Amkor Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Amkor Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 26, 2007

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$2,728,560	$2,099,949	$1,901,279
Cost of sales	2,053,600	1,744,178	1,538,009

Gross profit	674,960	355,771	363,270

Operating expenses:
Selling, general and administrative	250,142	243,319	224,781
Research and development	38,735	37,347	36,707
Provision for legal settlements and contingencies	1,000	50,000	—
Gain on sale of specialty test services	—	(4,408)	—

Total operating expenses	289,877	326,258	261,488

Operating income	385,083	29,513	101,782

Other (income) expense:
Interest expense, net	154,807	165,351	148,902
Interest expense, related party	6,477	521	—
Foreign currency loss	13,255	9,318	6,190
Debt retirement costs, net	27,389	—	—
Other (income) expense, net	661	(389)	(24,442)

Total other expense	202,589	174,801	130,650

Income (loss) before income taxes and minority interests	182,494	(145,288)	(28,868)
Income tax expense (benefit)	11,208	(5,551)	15,192

Income (loss) before minority interests	171,286	(139,737)	(44,060)
Minority interests, net of tax	(1,202)	2,502	(904)

Net income (loss)	$170,084	$(137,235)	$(44,964)

Net income (loss) per common share:
Basic	$0.96	$(0.78)	$(0.26)

Diluted	$0.90	$(0.78)	$(0.26)

Shares used in computing net income (loss) per common share:
Basic	177,682	176,385	175,342
Diluted	199,556	176,385	175,342

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$244,694	$206,575
Restricted cash	2,478	—
Accounts receivable:
Trade, net of allowances	380,888	381,495
Other	5,969	5,089
Inventories, net	164,178	138,109
Other current assets	39,650	35,222

Total current assets	837,857	766,490
Property, plant and equipment, net	1,443,603	1,419,472
Goodwill	671,900	653,717
Intangibles, net	29,694	38,391
Investments	6,675	9,668
Restricted cash	1,688	1,747
Other assets	49,847	65,606

Total assets	$3,041,264	$2,955,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$185,414	$184,389
Trade accounts payable	291,847	326,712
Accrued expenses	145,501	124,027

Total current liabilities	622,762	635,128
Long-term debt	1,719,901	1,856,247
Long-term debt, related party	100,000	100,000
Pension and severance obligations	170,070	129,752
Other non-current liabilities	30,008	6,109

Total liabilities	2,642,741	2,727,236

Commitments and contingencies (see Note 16)
Minority interests	4,603	3,950

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 178,109 in 2006 and 176,733 in 2005	178	178
Additional paid-in capital	1,441,194	1,431,543
Accumulated deficit	(1,041,390)	(1,211,474)
Accumulated other comprehensive income (loss)	(6,062)	3,658

Total stockholders’ equity	393,920	223,905

Total liabilities and stockholders’ equity	$3,041,264	$2,955,091

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	In Capital	Deficit	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance at December 31, 2003	174,508	$175	$1,414,669	$(1,029,275)	$15,201	$400,770
Net loss	—	—	—	(44,964)	—	(44,964)	$(44,964)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(9,575)	(9,575)	(9,575)
Cumulative translation adjustment	—	—	—	—	9,220	9,220	9,220

Comprehensive loss							$(45,319)

Issuance of stock through employee stock purchase plan and stock options	1,210	1	5,821	—	—	5,822
Stock-based compensation expense	—	—	7,878	—	—	7,878

Balance at December 31, 2004	175,718	176	1,428,368	(1,074,239)	14,846	369,151
Net loss	—	—	—	(137,235)	—	(137,235)	$(137,235)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(333)	(333)	(333)
Cumulative translation adjustment	—	—	—	—	(10,855)	(10,855)	(10,855)

Comprehensive loss							$(148,423)

Issuance of stock through employee stock purchase plan and stock options	1,015	2	2,802	—	—	2,804
Stock-based compensation expense	—	—	373	—	—	373

Balance at December 31, 2005	176,733	178	1,431,543	(1,211,474)	3,658	223,905
Net income	—	—	—	170,084	—	170,084	$170,084
Unrealized gain on available for sale investments, net of tax	—	—	—	—	960	960	960
Cumulative translation adjustment	—	—	—	—	1,155	1,155	1,155

Comprehensive income							$172,199

Issuance of stock through employee stock purchase plan and stock options	1,376	—	4,976	—	—	4,976
Stock-based compensation expense	—	—	4,675	—	—	4,675
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(11,835)	(11,835)

Balance at December 31, 2006	178,109	$178	$1,441,194	$(1,041,390)	$(6,062)	$393,920

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$170,084	$(137,235)	$(44,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	273,845	248,637	230,344
Amortization of deferred debt issuance costs and discounts	11,920	8,684	12,396
Provision for accounts receivable	(2,585)	96	(161)
Provision for excess and obsolete inventory	6,767	10,718	14,841
Deferred income taxes	(32)	25,118	(3,603)
Equity investment loss	75	55	2
Loss (gain) on debt redemption	23,035	(253)	1,687
Loss (gain) on disposal of fixed assets, net	8,578	3,451	(3,721)
Stock-based compensation expense	4,675	373	7,878
Gain on sale of specialty test services	—	(4,408)	—
Other (gains) losses, net	3,863	1,535	(20,677)
Changes in assets and liabilities, excluding effects of acquisitions:	—
Accounts receivable	2,982	(126,665)	53,779
Other receivables	(106)	59	420
Inventories	(32,250)	(38,499)	(32,084)
Other current assets	(3,226)	(4,739)	1,985
Other non-current assets	2,244	1,026	(5,135)
Accounts payable	(17,397)	131,210	(29,731)
Accrued expenses	18,984	(49,182)	9,710
Other long-term liabilities	52,174	27,176	26,257

Net cash provided by operating activities	523,630	97,157	219,223

Cash flows from investing activities:
Purchases of property, plant and equipment	(315,873)	(295,943)	(407,740)
Proceeds from the sale of property, plant and equipment	4,449	1,596	7,609
Acquisitions, net of cash acquired	—	—	(63,613)
Advances for acquisition of minority interest	—	(19,250)	—
Proceeds from sale of specialty test services	—	6,587	—
Proceeds from the sale of investments	—	—	49,409
Proceeds from note receivable	—	—	18,627
Other investing activities	(3,373)	—	—

Net cash used in investing activities	(314,797)	(307,010)	(395,708)

Cash flows from financing activities:
Net change in bank overdrafts	—	(102)	(2,588)
Borrowings under revolving credit facilities	233,212	120,405	260,423
Payments under revolving credit facilities	(237,933)	(120,727)	(256,720)
Proceeds from issuance of long-term debt	590,000	116,317	549,764
Proceeds from issuance of related party debt	—	100,000	—
Payments of long-term debt, including redemption premiums	(744,392)	(168,872)	(185,242)
Payments on notes payable	—	—	(121,600)
Payments for debt issuance costs	(15,094)	(2,187)	(15,278)
Proceeds from issuance of stock through stock compensation plans	4,976	2,804	5,821

Net cash (used in) provided by financing activities	(169,231)	47,638	234,580

Effect of exchange rate fluctuations on cash and cash equivalents	(1,483)	(3,494)	819

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	111
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	—	—	—

Net cash provided by discontinued operations	—	—	111

Net increase (decrease) in cash and cash equivalents	38,119	(165,709)	59,025
Cash and cash equivalents, beginning of period	206,575	372,284	313,259

Cash and cash equivalents, end of period	$244,694	$206,575	$372,284

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$172,146	$168,564	$136,957
Income taxes	$8,419	$1,885	$23,800
Noncash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$17,822	$—	$—
Note receivable from sale of specialty test services	$—	$890	$—

The accompanying notes are an integral part of these financial statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968, and over the years has built a leading position by:

•	Providing a broad portfolio of packaging and test technologies and services;

•	Designing and developing of new package and test technologies;

•	Cultivating long-standing relationships with customers, including many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes to provide our services; and

•	Providing a broadly diversified operational scope, with production capabilities in China, Korea, Japan, the Philippines, Singapore, Taiwan and the U.S.

Packaging and test are integral parts of the process of manufacturing semiconductor chips. This process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are then probed to ensure the individual devices meet design specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, individual chips are separated from the fabricated semiconductor wafers, and typically attached through wire bond or wafer bump technologies to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, packaging, test and drop shipment services. The semiconductors that we package and test for our customers ultimately become components in electronic systems used in communications, computing, consumer, industrial and automotive applications.

Basis of Presentation

The consolidated financial statements include the accounts of Amkor Technology, Inc. and its subsidiaries (“Amkor”). The consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, our investments in variable interest entities in which we are the primary beneficiary are consolidated. Our investments in variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current presentation.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

FIN No. 46 requires variable interest entities to be consolidated by the primary beneficiary and expands disclosure requirements for both variable interest entities that are consolidated as well as those within which an enterprise holds a significant variable interest. On July 1, 2003, we elected early adoption of FIN 46 and have elected not to restate prior periods.

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. Beginning July 1, 2003, we have consolidated these Philippine realty corporations within our financial statements. As of December 31, 2006, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our consolidated balance sheet was $19.7 million and $1.6 million (which excludes an inter-company payable of $18.4 million which eliminates during consolidation), respectively. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor Technology, Inc., the primary beneficiary of these variable interest entities.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines and Singapore, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense) in the period in which they occur.

The local currency is the functional currency of our subsidiaries in Japan and Taiwan, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting asset and liability translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur.

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

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, historical stock option practices, pending SEC investigation, fluctuations in operating results, dependence on the highly cyclical nature of the semiconductor industry, high fixed costs, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our high leverage and the restrictive covenants contained in the agreements governing our indebtedness, ability to fund liquidity needs, the absence of significant backlog in our business, our dependence on international operations and sales, difficulties integrating acquisitions, our management information systems may prove inadequate, difficulties expanding and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, our need for significant capital expenditures, impairment charges, the increased litigation incident to our business, adverse tax consequences, rapid technological change, complexity of packaging and test process, competition, our need to comply

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, fire, flood or other calamity, contagious diseases and continued control by existing stockholders.

We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 16. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, noncurrent, collateralizes foreign tax obligations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined for approximately 90% of our inventories by using a moving average method. The remaining inventories use standard cost, which approximates actual cost. We order raw materials based on the customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendor requires that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will seek to recover the cost of the materials from our customers or utilize the inventory in production. Our reserve for excess and obsolete inventory is based on the forecasted demand we receive from our customers and the age of our inventory. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
Land use rights in China	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $263.3 million, $239.1 million and $223.0 million for 2006, 2005 and 2004, respectively.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Acquired Intangibles

Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level. These tests are performed more frequently if warranted. Impairment losses are recorded when the carrying amount of goodwill exceeds its implied fair value.

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount many not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. Amortization of finite-lived assets was $9.6 million, $9.5 million, and $6.7 million for 2006, 2005, 2004, respectively.

Other Noncurrent Assets

Other noncurrent assets consist principally of deferred income tax assets, deferred debt issuance costs and refundable security deposits. At December 31, 2005, other noncurrent assets includes $19.3 million related to the advance on the acquisition of the remaining minority interest in Unitive Semiconductor Taiwan (“UST”), which we acquired in 2006.

Other Noncurrent Liabilities

Other noncurrent liabilities consist primarily of customer advance payments (see Note 14 “Other Noncurrent Liabilities”).

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Cumulative unrealized foreign currency translation gains	$4,813	$3,658
Pension liability adjustments	(11,835)	—
Unrealized gains on securities	960	—

Total	$(6,062)	$3,658

The pension liability amounts above are net of deferred taxes of $0.8 million. The unrealized gains on securities have no tax effect. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Revenue Recognition and Risk of Loss

We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable, and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. Such policies are consistent with the provisions in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer-supplied materials is not included in the consolidated financial statements.

A sales allowance is recognized in the period of sale based upon historical experience. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. Collectibility is assessed based on the age of the balance, the customer’s historical payment history and its current credit worthiness.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are presented in net sales. Costs incurred for shipping and handling are included in costs of sales.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the efficiency and capabilities of our existing production processes. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on and maintenance of research equipment, fees under licensing agreements, services provided by outside contractors, and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

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

In determining the amount of the valuation allowance, we consider estimated future taxable income, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance. At December 31, 2006, we continued to record a valuation allowance for substantially all of our deferred tax assets.

New Accounting Standards

Recently Adopted Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

pension plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. We adopted the recognition provisions of SFAS No. 158 and initially applied those to the funded status of our defined benefit pension plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit pension plans resulted in a decrease in stockholders’ equity of $11.8 million, which was net of a tax benefit of $0.8 million.

SFAS No. 158 also requires that the funded status of a plan be measured as of the date of the year-end statement of financial position. We currently measure our funded status as of the balance sheet date. Accordingly, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements (see Note 13 for further discussion).

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We elected the modified prospective method of adoption meaning that years prior to 2006 reflect stock-based compensation expense determined pursuant to the provisions of APB No. 25 (see Note 3 for further discussion).

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Under certain circumstances, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB No. 108 did not have an impact on our consolidated balance sheet and statement of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 151 on January 1, 2006. The adoption of this Statement did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS No. 153 on January 1, 2006. The adoption of this statement did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”) and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 on January 1, 2006.

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

Recently Issued Standards

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial statements and disclosures.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We do not expect the adoption of Issue No. 06-03 will have a material impact on our financial statements and disclosures.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. While our analysis of the impact of this interpretation is ongoing, we do not expect the adoption of FIN No. 48 to have a material impact on the opening balance of retained earnings upon adoption on January 1, 2007.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

2.	Restatement of Stock-based Compensation Expense from 1998 through March 2006, Special Committee and Company Findings Relating to Stock Options

In October 2006, we restated our historical consolidated financial statements included in our 2005 Annual Report on Form 10-K and restated certain other historical financial information relating to accounting for stock options. As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices since our initial public offering in 1998 through June 30, 2006.

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with APB No. 25, and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with SFAS No. 123(R). We also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123 and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supported a finding of intentional manipulation of stock option pricing with respect to annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in this conduct. In addition the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the October 2006 restatement of our prior filings. Our financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 were previously restated to reflect the corrections of these errors and were included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed on October 6, 2006. The following table reconciles share-based compensation previously recorded, the impact of these errors, by type, to the total restated share-based compensation for all periods impacted:

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

	Six Months									Total
	Ended	Year Ended December 31,								Compensation
	June 30, 2006	2005	2004	2003	2002	2001	2000	1999	1998	Expense
	Unaudited	(In thousands)

Stock-based compensation, as originally recorded (with no net tax effect)	$1,591	$45	$594	$—	$—	$—	$—	$—	$—	$2,230

Restatement adjustments:
Improper measurement dates for annual stock option grants	$299	$255	$7,577	$6,453	$50,476	$19,103	$11,216	$189	$—	$95,568
Modifications to stock option grants	—	9	(536)	711	1,832	2,331	1,063	4,119	—	9,529
Improper measurement dates for other stock option grants	80	64	217	102	787	426	211	181	20	2,088
Stock option grants to non-employees	—	—	26	172	153	430	830	26	4	1,641

Additional compensation expense	379	328	7,284	7,438	53,248	22,290	13,320	4,515	24	108,826
Tax related effects	129	18	144	198	8,356	(6,477)	(3,826)	(1,339)	(8)	(2,805)

Impact of restatement adjustments on net income (loss)	$508	$346	$7,428	$7,636	$61,604	$15,813	$9,494	$3,176	$16	$106,021

Stock-based compensation, as restated	1,970	373	7,878	7,438	53,248	22,290	13,320	4,515	24	111,056
Tax related effects	129	18	144	198	8,356	(6,477)	(3,826)	(1,339)	(8)	(2,805)

Stock-based compensation, as restated, net of tax	$2,099	$391	$8,022	$7,636	$61,604	$15,813	$9,494	$3,176	$16	$108,251

Improper Measurement Dates for Annual Stock Option Grants.  We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we restated our financial information to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).

Modifications to Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we restated our financial information to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Improper Measurement Dates for Other Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we restated our financial information to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”

Stock Option Grants to Non-employees.  We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we restated our financial information to increase stock-based compensation expense by a total of $1.6 million.

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

As described in Note 16, the SEC has requested that we provide documentation related to our historical stock option practices expanding the scope of its ongoing investigation of us concerning unrelated matters. We intend to continue to cooperate with the SEC.

3.	Stock Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123(R) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period). Upon

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

adoption, we transitioned to SFAS No. 123(R) using the modified prospective method, whereby compensation cost under SFAS No. 123(R) is recognized beginning January 1, 2006 and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still determined pursuant to APB No. 25 with pro forma disclosure provided as if SFAS No. 123 had been applied. We continue to use the Black-Scholes option valuation model to value stock options. Compensation expense is measured and recognized beginning in 2006 as follows:

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

Awards granted prior to December 31, 2005 — Awards were measured at their fair value at the date of original grant under the original provisions of SFAS 123. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. For the year ended December 31, 2006, we recognized compensation expense of $4.8 million, with no tax impact, which was substantially a result of the adoption of SFAS No. 123(R). The adoption of SFAS 123(R) reduced our basic and diluted earnings per share by $0.03 for the year ended December 31, 2006.

The following table presents stock-based compensation expense included in the consolidated statement of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cost of sales	$2,470	$182	$4,562
Selling, general, and administrative	2,753	191	3,316

Stock-based compensation expense	$5,223	$373	$7,878

For the year ended December 31, 2006 stock-based compensation expense includes $0.5 million in cash payments that will be made as a result of the offer to amend discussed in more detail below.

In November 2005, the FASB issued FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FSP for calculating tax effects of equity-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS No. 123(R).

Prior to January 1, 2006, as permitted under SFAS No. 123, we applied APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB Opinion No. 25, compensation expense was recognized for stock option grants if the exercise price was below the fair value of the underlying stock at the measurement date.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

	For the Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net loss:
Net loss, as reported	$(137,235)	$(44,964)
Add: Total stock-based employee compensation recognized under intrinsic value method, net of tax	373	7,878
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(2,526)	(66,577)

Net loss, pro forma	$(139,388)	$(103,663)

Loss per share:
Basic and diluted:
As reported	$(0.78)	$(0.26)
Pro forma	$(0.79)	$(0.59)

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

Stock Option Plans

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are generally exercisable pursuant to a two to four-year vesting schedule and the term of the options granted is no longer than ten years.

1998 Director Option Plan.  The option grants under the Director Plan are automatic and non-discretionary. As of January 1, 2003, the Director Plan provides for an initial grant of options to purchase 20,000 shares of common stock to each new non-employee director of Amkor when such individual first becomes an outside director. In addition, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of common stock on each date on which such director is re-elected by the stockholders of Amkor, provided that as of such date such director has served on the Board of Directors for at least six months. Each option granted to a non-employee director vests over a three-year period. Future grants to non-employee directors are permitted to be granted, and may to be granted under the Director Plan or the 1998 Stock Plan.

1998 Stock Plan.  The 1998 Stock Plan generally provides for the grant to employees, directors and consultants of stock options and stock purchase rights. Under the 1998 Stock Plan, there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5 million as of each January 1. Unless determined otherwise by the Board of Directors or a committee appointed by the Board of Directors, options and stock purchase rights granted under the 1998 Plan are not transferable by the optionee. In general, the options granted will vest over a four year-period.

2003 Nonstatutory Inducement Grant Stock Plan.  On September 9, 2003, we initiated the 2003 Nonstatutory Inducement Grant Stock Plan (the “2003 Plan”). The 2003 Plan generally provides for the grant to employees,

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

directors and consultants of stock options and stock purchase rights and is generally used as an inducement benefit for the purpose of retaining new employees.

A summary of the stock option plans and the respective plan termination dates and shares available for grant as of December 31, 2006 is shown below.

Stock Option Plans	1998 Director Option Plan	1998 Stock Plan	2003 Inducement Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at December 31, 2006	141,666	6,874,394	345,600

During August 2004 the Compensation Committee of our Board of Directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004:

In the fourth quarter of 2006, we extended an offer to amend the exercise price of certain options that were granted at a discount from fair market value as the holder may be subject to adverse tax consequences under Section 409A of the U.S. Internal Revenue Code. For each of the 735,000 options held by the 260 individuals accepting our offer to amend their options, a cash payment was made in January 2007 for the difference between the new exercise price per share of the amended option and the original exercise price per share. We recognized $0.5 million in compensation expense in 2006 related to this offer.

In order to calculate the fair value of stock options at the date of grant, we used the Black-Scholes option pricing model. Expected volatilities are based on historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,
	2006	2005	2004

Expected life (in years)	5.8	5.8	4.0
Risk-free interest rate	4.6%	4.0%	3.3%
Volatility	78.4%	91%	94%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$4.82	$3.34	$4.86
Intrinsic value of options exercised (in thousands)	$1,500	$50	$1,414

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of all option activity for the year ended December 31, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2005	16,369,994	$10.53
Granted	894,475	$6.89
Exercised	(375,660)	$5.86
Forfeited or expired	(1,554,720)	$10.46

Outstanding at December 31, 2006	15,334,089	$10.47	5.68	$13,944,543

Exercisable at December 31, 2006	12,153,240	$11.21	5.23	$6,443,597

Fully vested and expected to vest at December 31, 2006	14,125,617	$10.44	5.69	$13,166,295

Total unrecognized compensation expense from stock options was $6.9 million as of December 31, 2006, which is expected to be recognized over a weighted-average period of 1.67 years.

Employee Stock Purchase Plan (ESPP).  A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. For the years ended December 31, 2006, 2005 and 2004 we issued 999,981, 992,952 and 999,817 shares, respectively, at an average fair value of $2.78, $0.85 and $2.55 per share, respectively.

We valued our ESPP purchase rights using the Black-Scholes option pricing model, which incorporated the assumptions noted in the table below. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Year Ended December 31,
	2006	2005	2004

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.8%	4.4%	3.5%
Volatility	66%	64%	97%
Dividend yield	—	—	—

For the year ended December 31, 2006 and 2005, cash received under all share-based payment arrangements was $5.0 million and $2.8 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Income Taxes

Geographic sources of income (loss) before income taxes and minority interest are as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

United States	$(49,187)	$(116,175)	$(49,670)
Foreign	231,681	(29,113)	20,802

	$182,494	$(145,288)	$(28,868)

The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2006	2005	2004

Current
Federal	$(406)	$(34,535)	$11,029
State	—	—	—
Foreign	11,646	3,942	7,766

	11,240	(30,593)	18,795

Deferred
Federal	—	25,023	213
State	—	—	—
Foreign	(32)	19	(3,816)

	(32)	25,042	(3,603)

Total provision (benefit)	$11,208	$(5,551)	$15,192

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Expected federal tax at 35%	$63,873	$(50,851)	$(10,104)
State taxes, net of federal benefit	6,077	(4,368)	(1,546)
Foreign income taxed at different rates	(57,824)	46,308	1,434
Repatriation of foreign earnings and profits	33,203	—	60,201
Adjustments related to prior years	(2,066)	(68,972)	1,816
Change in valuation allowance	(23,677)	74,952	(34,160)
Income tax credits generated	(9,388)	(4,218)	(4,290)
Other permanent differences	1,010	1,598	1,841

Total	$11,208	$(5,551)	$15,192

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$159,488	$182,599
Capital loss carryforwards	108,523	108,723
Investments	16,715	15,841
Income tax credits	21,136	12,183
Property, plant and equipment	11,152	20,167
Other	30,770	31,785

Total deferred tax assets	347,784	371,298
Valuation allowance	(328,083)	(351,952)

Total deferred tax assets net of valuation allowance	19,701	19,346

Deferred tax liabilities:
Property, plant and equipment	7,319	5,598
Other	4,827	6,972

Total deferred tax liabilities	12,146	12,570

Net deferred tax assets	$7,555	$6,776

In 2006, the valuation allowance on our deferred tax assets decreased by $23.9 million, primarily as a result of a $14.5 million benefit relating to utilization of U.S. net operating loss carryforwards and a $6.4 million benefit relating to utilization of Taiwanese net operating loss carryforwards. In 2006, the current earnings and profits of our wholly-owned subsidiary in the Philippines was considered a deemed dividend for U.S. tax purposes resulting in use of U.S. net operating loss carryforwards which had no incremental effect on our consolidated provision. During 2005, the valuation allowance on our deferred tax assets increased by $75.0 million, resulting from a charge to establish a valuation allowance against the increase in our U.S., Taiwanese, Singaporean, and Philippine net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. In 2004, the valuation allowance on our deferred tax assets decreased by $24.5 million, primarily as a result of a $34.2 million benefit relating to utilization of U.S. net operating loss carryforwards, offset by a $9.7 million valuation allowance against UST’s net operating losses which was recorded in connection with our UST acquisition accounting. In connection with our divestiture in 2004 of 10.1 million shares of ASI common stock, we generated a capital loss of approximately $56.8 million; however, we provided a full valuation allowance against such capital loss because we did not have any offsetting capital gains. At December 31, 2006, the valuation allowance includes amounts relating to the tax benefits of pre-acquisition net operating losses and credits. If these benefits are subsequently realized, they will be recorded to goodwill and non-current intangible assets in the amounts of $14.7 million and $3.7 million, respectively.

At December 31, 2006, the valuation allowance includes amounts relating to tax benefits of the tax deduction associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount of $3.0 million. As a result of net operating loss carryforwards, we were not able to recognize the windfall tax benefits of stock option deductions in 2006 because the deductions did not reduce income tax payable using a with-and-without approach for the utilization of tax attributes.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China and Singapore is subject to reduced tax rates, and in some cases is exempt from taxes. In Korea, we benefit from a tax holiday extending through 2014 that provides for a 100% tax

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

holiday for seven years and then a 50% tax holiday for an additional three years. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays, we have committed to certain export and employment levels. For 2005, certain qualifying Philippine operations benefited from a full tax holiday, expiring at the end of 2005, while the remaining operations benefited from a perpetual reduced tax rate of 5%. The full tax holiday on certain qualifying Philippine operations was extended through 2006. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for five years and then a 50% tax holiday for an additional five years. This tax holiday commences in the first full taxable period when our Chinese operations have taxable income, after utilization of any allowable Chinese net operating loss carryforwards. The tax holiday in China has not yet commenced. In October 2006, we were granted a ten year pioneer incentive award by the Singapore Economic Development Board. Singapore operations will benefit from a 100% tax holiday for up to ten years, beginning on January 1, 2007. As a result of the net operating losses incurred by our foreign subsidiaries subject to tax holidays, we did not recognize any benefits relating to such tax holidays in 2006, 2005 or 2004 other than in the Philippines. In 2006, our Philippines operations recognized $2.1 million in tax benefits, or $0.01 per diluted share, as a result of the tax holiday on certain qualifying operations.

At December 31, 2006, we have U.S. and state net operating losses available to be carried forward totaling $362.8 million and $269.8 million, respectively, expiring in varying amounts through 2025. Additionally, as of December 31, 2006, our Taiwan and Philippines operations had $47.2 million and $3.9 million respectively, of net operating losses available for carryforward. If these foreign net operating losses are not utilized, they will expire in varying amounts through 2011. Net operating losses generated in Singapore through 2006 are not available for carryforward to future periods in connection with the pioneer incentive award granted in October 2006. We also have U.S. capital loss carryforwards of $271.3 million which will expire in varying amounts from 2007 through 2009. Our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2006, we have various tax credits available to be carried forward including U.S foreign income tax credits totaling $5.7 million, expiring in 2011, and Taiwanese income tax credits totaling $13.2 million, expiring in varying amounts through 2010.

Income taxes have not been provided on the undistributed earnings of our foreign subsidiaries (approximately $138.1 million at December 31, 2006) over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $22.7 million. There would be no U.S. federal income tax since our U.S. net operating losses exceed the amount of undistributed foreign earnings.

At December 31, 2006 and 2005, current deferred tax assets of $4.2 million and $5.3 million, respectively, are included in other current assets and noncurrent deferred tax assets of $3.4 million and $3.7 million, respectively, are included in other assets in the consolidated balance sheet. In addition, at December 31, 2006 and 2005, current deferred tax liabilities of $0.0 million and $0.1 million, respectively, are included in other current liabilities and noncurrent deferred tax liabilities of $0.1 million and $2.2 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During 2005, the IRS also commenced an examination of our U.S. federal income tax returns relating to years 2002 and 2003. The IRS exam, a limited scope examination, primarily reviewing inter-company transfer pricing and cost sharing issues carried over from the 2000 and 2001 examination, was completed in 2006. Upon settlement of the exam, we agreed to four adjustments, lowering our U.S. net operating loss carryforwards by $49.3 million. There was no impact to our consolidated statements of operations as we maintain a full valuation allowance against the related deferred tax assets.

Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions. Amounts accrued for potential income tax assessments, which are included in accrued expenses in the consolidated balance sheet, total $2.0 million and $2.8 million at December 31, 2006 and 2005, respectively. The $0.8 million reduction in our related accrual was primarily attributable to a reduction for state taxes paid relating to the 2000 and 2001 IRS audit.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for the years ended December 31, 2005 and 2004, as a result of the potentially dilutive securities being antidilutive due to net losses. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended
	December 31,
	2006	2005	2004
		(In thousands)

Net income (loss) — basic	$170,084	$(137,235)	$(44,964)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	2,823	—	—
Interest on 6.25% convertible notes due 2013, net of tax	6,477	—	—

Net income (loss) — diluted	$179,384	$(137,235)	$(44,964)

Weighted average shares outstanding — basic	177,682	176,385	175,342
Effect of dilutive securities:
Stock options	674	—	—
2.5% convertible notes due 2011	7,849	—	—
6.25% convertible notes due 2013	13,351	—	—

Weighted average shares outstanding — diluted	199,556	176,385	175,342

EPS:
Basic	$0.96	$(0.78)	(0.26)
Diluted	$0.90	$(0.78)	(0.26)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Stock options	13,275	16,370	17,727
5.0% convertible notes due 2006	2,517	2,554	2,554
5.75% convertible notes due 2007	1,571	6,419	6,657
6.25% convertible notes due 2013	—	1,134	—

Total potentially dilutive shares	17,363	26,477	26,938

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	13,275	16,283	14,346

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Accounts Receivable, Trade

Accounts receivable, trade consists of the following:

	December 31,
	2006	2005
	(In thousands)

Accounts receivable	$392,370	$395,180
Allowance for sales credits	(9,247)	(8,738)
Allowance for doubtful accounts	(2,235)	(4,947)

	$380,888	$381,495

7.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)

Raw materials and purchased components, net of reserves of $25.5 million and $23.7 million, respectively	$126,492	$106,308
Work-in-process	34,676	30,124
Finished goods	3,010	1,677

	$164,178	$138,109

8.	Property Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)

Land	$110,730	$111,451
Land use rights in China	19,945	19,945
Buildings and improvements	790,847	655,042
Machinery and equipment	2,057,939	1,958,181
Furniture, fixtures and other equipment	141,621	140,163
Construction in progress	8,617	103,439

	3,129,699	2,988,221
Less — Accumulated depreciation and amortization	(1,686,096)	(1,568,749)

	$1,443,603	$1,419,472

Construction in progress at December 31, 2005, includes $95.4 million related to the facility in Shanghai, China. During the second quarter of 2006, the facility in Shanghai, China was completed and moved out of construction in progress. We have rights to use the land on which this facility is located for a period of 50 years.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Payments for property, plant, and equipment	$315,873	$295,943	$407,740
Increase (decrease) in property, plant, and equipment in accounts payable and accrued expenses, net	(16,850)	(1,164)	(2,014)

Property, plant and equipment additions	$299,023	$294,779	$405,726

9.	Goodwill and Other Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packing services segment, are as follows:

(In thousands)

Balance as of December 31, 2004	$656,052
Translation adjustments	(2,335)

Balance as of December 31, 2005	653,717
Goodwill acquired	17,911
Translation adjustments	272

Balance as of December 31, 2006	$671,900

In January 2006, we acquired an additional 39.6% of UST for $18.4 million, which was funded out of an escrow set up in December 2005. The majority of the purchase price was allocated to goodwill resulting in $17.9 million of goodwill acquired in 2006. We acquired additional shares later in the first quarter of 2006 resulting in our combined ownership in UST of 99.86% as of December 31, 2006.

During the second quarters of 2006 and 2005, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we performed our annual impairment test on goodwill and as the fair value of our packaging service exceeded its carrying value, we concluded that goodwill is not impaired.

Acquired intangibles as of December 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,468	$(50,167)	$24,301
Customer relationship and supply agreements	8,858	(3,465)	5,393

	$83,326	$(53,632)	$29,694

Acquired intangibles as of December 31, 2005 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$73,573	$(41,839)	$31,734
Customer relationship and supply agreements	8,858	(2,201)	6,657

	$82,431	$(44,040)	$38,391

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $9.6 million, $9.5 million and $6.7 million in 2006, 2005 and 2004, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2006, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2007	$9,527
2008	9,400
2009	5,253
2010	2,813
2011	1,519

The weighted average amortization period for the patents and technology rights is 9.0 years. The weighted average amortization period for all intangible assets is 8.7 years.

In connection with our January 2004 acquisition of Amkor Iwate Corporation (see Note 19 “Acquisitions”), we recorded a customer relationship intangible asset of $3.3 million. This asset is amortized on a straight-line basis, against net revenues, over its 7-year useful life.

In connection with our May 2004 acquisition from IBM and Xin Development Co., Ltd. (see Note 19 “Acquisitions”), we entered into a supply agreement to provide IBM certain packaging and test services. This supply agreement was recorded as an intangible asset in our consolidated balance sheet at a cost of $5.5 million. The supply agreement expires December 31, 2010 and is being amortized on a straight-line basis against net revenues over the 6.5 year term of the agreement.

10.	Investments

Investments include non-current marketable securities and equity investments as follows:

	December 31,
	2006	2005
	(In thousands)

Marketable securities classified as available for sale:
Dongbu Electronics Inc. (ownership of 1% at December 31, 2006 and 2% at December 31, 2005)	$6,643	$8,879
Other marketable securities classified as available for sale	31	714

Total marketable securities	6,674	9,593
Equity investments	1	75

	$6,675	$9,668

During 2004, we sold 10.1 million shares of Dongbu Electronics stock and completed other related transactions generating cash proceeds of $49.7 million and a net gain of $21.6 million. During 2005, we recognized impairment charges totaling $3.7 million related to our Dongbu Electronics investment, which was a charge of $4.0 million offset by the realization of $0.3 million in previously unrealized gains which were included in other comprehensive income at December 31, 2004. These charges were recognized as we believed the related decline in value was other than temporary.

During 2006, we recognized further impairment charges of $3.2 million as we believed the related decline in value during these periods was other than temporary. As of December 2006, the stock price for Dongbu Electronics had recovered resulting in $0.9 million of unrealized gains included in other comprehensive income.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Accrued interest	$22,721	$34,545
Accrued payroll	39,998	26,339
Customer advances	17,533	2,526
Accrued income taxes	5,382	2,776
Other accrued expenses	59,867	57,841

	$145,501	$124,027

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2006	2005
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000

Senior Notes
9.25% Senior notes due February 2008	88,206	470,500
7.125% Senior notes due March 2011	248,877	248,658
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	—

Senior Subordinated Notes
10.5% Senior subordinated notes due May 2009	21,882	200,000
2.5% Convertible senior subordinated notes due May 2011, convertible at $14.59 per share	190,000	—

Subordinated Notes:
5.75% Convertible subordinated notes due June 2006, convertible at $35.00 per share	—	133,000
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	142,422	146,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Notes payable and other debt	—	823

Debt of Subsidiaries:
Secured Term Loans:
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 2008	8,411	11,329
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	45,024	55,586
Secured equipment and property financing	12,626	20,454
Revolving credit facilities	22,571	26,501
Other debt	296	2,363

	2,005,315	2,140,636
Less: Short-term borrowings and current portion of long-term debt	(185,414)	(184,389)

Long-term debt (including related party)	$1,819,901	$1,956,247

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based interest rate at December 31, 2006 was 6.86%; however, no borrowings were outstanding on this credit facility. Amkor Technology, Inc., along with, Unitive Inc. (“Unitive”) and Unitive Electronics Inc. (“UEI”), were co-borrowers under the loan and granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. In November 2006, Unitive and UEI were merged into Amkor. As of December 31, 2006, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.87% and 8.88% at December 31, 2006 and December 31, 2005, respectively); and matures in October 2010. In 2006, we liquidated certain of our subsidiaries, and Unitive, UEI, Amkor International Holdings, LLC (“AIH”) and P-Four, Inc. (“P-Four”) ceased to be guarantors under the term loan. The second lien term loan is secured by a second lien on substantially all of our U.S. subsidiaries’ assets, including a portion of the shares of certain of our foreign subsidiaries. As of October 27, 2006 we have the option to prepay the loan at any time, subject to an initial prepayment premium of 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 2008 Notes, and to pay respective accrued interest and tender premiums.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the May 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. As of December 31, 2006, the 2009 Notes were redeemable at our option at a price of 101.25% of the principal of the notes plus accrued and unpaid interest.

The senior and senior subordinated notes contain a number of affirmative and negative covenants, which could restrict our operations. Unitive, UEI, AIH, P-Four and Amkor Technology Limited (“ATL”) previously guaranteed the senior and senior subordinated notes. In 2006, we liquidated certain of our subsidiaries and the guarantees of the senior and senior subordinated notes terminated or were released in accordance with the terms of the indentures governing the notes.

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time prior to the maturity date into our common stock at a price of $14.59 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums.

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

In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible at any time prior to the maturity date into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. The notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. In 2003, we recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. In June 2006, we repurchased $4.0 million of our 2007 Notes at 99.875%. As of December 31, 2006, the 2007 Notes were redeemable at our option at a price of 100.714% of the principal of the notes plus accrued and unpaid interest.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family members. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at an initial price of $7.49 per share (the market price of our common stock

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

on the date of issuance of the December 2013 Notes was $6.20 per share), subject to adjustment. The December 2013 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC registering the notes and the shares of common stock issuable upon conversion, pursuant to the requirements of a registration rights agreement. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of the 2006 Notes described above. The notes are not redeemable at our option until December 2010.

Debt of Subsidiaries

Secured Term Loans

In June 2005, UST entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.23% and 3.97% as of December 31, 2006 and December 31, 2005). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for NT$1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan led by the same lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At December 31, 2006 and December 31, 2005, the interest rate was 3.22% and 3.0%, respectively. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor Technology, Inc., is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2006 and December 31, 2005, was 6.14%, and 5.58%, respectively. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2007, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at December 31, 2006 ranged from 0.97% to 1.04%, and December 31, 2005 was 0.66%. Amounts drawn on the line of credit were $7.6 million and $21.2 million at December 31, 2006 and December 31, 2005, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2007, that accrues interest at TIBOR plus 0.5%. The interest rate at December 31, 2006 and December 31, 2005 was 0.92% and 0.56%, respectively. There were no amounts drawn on the line of credit as of December 31, 2006 and December 31, 2005, respectively.

In September 2005, our Philippine subsidiary entered into a one-year revolving line of credit that accrues interest at LIBOR plus 1.0% (5.2% at December 31, 2005). In January 2006, we repaid all amounts outstanding under the Philippine revolving line of credit, and replaced it with a new revolving line of credit for $5.0 million, maturing in September 2006, that accrues interest at LIBOR plus 1.0%. This line of credit was absorbed by the line of credit entered into in April 2006. In April 2006, our Philippine subsidiary renewed and increased its revolving line of credit from 500.0 million Philippine peso (approximately $9.8 million) to 795.0 million Philippine peso (approximately $15.5 million), maturing March 2007, that accrues interest at LIBOR plus 1.0% (6.23% at December 31, 2006). There were no amounts outstanding at December 31, 2006.

In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which bears interest at LIBOR plus 1.25%, which matured and was paid off in January 2007. The borrowings outstanding as of December 31, 2006 were $15.0 million. At December 31, 2006, the interest rate ranged from 6.62% to 6.81% based on the dates of borrowing.

These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Other Debt

Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing in 2007. Interest rates on this debt ranged from 3.14% to 4.5% as of December 31, 2006 and ranged from 2.67% to 3.10% as of December 31, 2005.

Compliance with Debt Covenants

We were in compliance with all of our covenants as of December 31, 2006 and 2005.

Maturities

Total debt
(In thousands)

Payments Due for the Year Ending December 31,
2007	$185,414
2008	109,515
2009	33,745
2010	311,901
2011	439,562
Thereafter	925,178

Total	$2,005,315

13.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75%

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

of the employee’s contributions up to a defined maximum on an annual basis. The expense for this plan was $1.9 million, $2.2 million and $1.9 million in 2006, 2005 and 2004, respectively.

Taiwan Defined Contribution Plan

On July 1, 2005, we implemented a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan in 2006 and 2005 was $1.6 million and $0.9 million, respectively.

Korean Severance Plans

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. During 2006, we announced an early voluntary retirement program. All charges related to this program were paid as of December 31, 2006. See Note 20 for future discussion. The changes to our Korean severance accrual are as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Balance at the beginning of year	$117,911	$93,500	$66,939
Provision of severance benefits	29,393	26,824	20,130
Severance payments	(14,474)	(5,314)	(5,133)
Loss on foreign currency translation	10,992	2,901	11,564

	143,822	117,911	93,500
Payments remaining with the Korean National Pension Fund	(1,500)	(1,488)	(1,521)

Balance at the end of year	$142,322	$116,423	$91,979

The estimated future benefit payments related to our Korean severance plans are as follows:

2007	$5,110
2008	5,212
2009	5,317
2010	5,423
2011	5,531
2012 to 2016	29,361

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

We adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of our defined benefit postretirement plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit postretirement plans resulted in a decrease in stockholders’ equity of $11.8 million, which was net of a tax benefit of $0.8 million.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The incremental effect of applying SFAS No. 158 on individual lines of the consolidated balance sheet at December 31, 2006, was:

		Incremental Effect
	Before Application	of Applying SFAS	After Application
	of SFAS No. 158	No. 158	of SFAS No. 158
	In thousands

Other assets	$50,153	$(306)	$49,847
Total assets	3,041,570	(306)	3,041,264
Pension and severance obligations	158,099	11,971	170,070
Other non-current liabilities	30,450	(442)	30,008
Total liabilities	2,631,212	11,529	2,642,741
Accumulated other comprehensive income (loss)	5,773	(11,835)	(6,062)

Total stockholders’ equity	405,755	(11,835)	393,920
Total liabilities and stockholders’ equity	3,041,570	(306)	3,041,264
Impact of implementation of SFAS 158 on accumulated other comprehensive income (loss):
Unrecognized initial net obligation		$(314)
Unrecognized prior service cost		(813)
Unrecognized net loss		(11,484)
Deferred tax associated with pension obligation		776

Adjustment to accumulated other comprehensive income (loss)		$(11,835)

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2006 and 2005.

	December 31,
	2006	2005
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$34,441	$33,105
Service cost	4,364	5,182
Interest cost	2,805	2,146
Effect of curtailment	—	(21)
Benefits paid	(1,719)	(1,153)
Actuarial (gains) losses	14,259	(5,937)
Foreign exchange loss	2,098	1,119

Projected benefit obligation at end of year	$56,248	$34,441

Change in plan assets:
Fair value of plan assets at beginning of year	$22,193	$17,293
Actual return on plan assets	2,797	439
Employer contributions	4,498	4,557
Benefits paid	(1,719)	(931)
Foreign exchange gain	1,302	835

Fair value of plan assets at end of year	$29,071	$22,193

Reconciliation of funded status:
Funded status of the plan at end of year	$(27,177)	$(12,248)

Unrecognized transition obligation		369
Unrecognized prior service cost		881
Unrecognized actuarial losses (gains)		(1,878)

Net amount recognized		$(12,876)

	December 31,
	2006	2005
	(In thousands)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost (included in noncurrent assets)	$256	$318
Accrued benefit liability (included in Pension and Severance obligations)	(27,433)	(13,432)
Intangible asset	—	238

Net amount recognized at year end	$(27,177)	$(12,876)

Projected benefit obligation	$56,248	$34,441
Accumulated benefit obligation	25,449	18,420
Fair value of plan assets	29,071	22,193
Minimum liability	—	238

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$51,505	$34,441	$33,105
Aggregate fair value of plan assets	24,072	22,193	17,293
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	4,945	3,630	2,634
Aggregate fair value of plan assets	325	275	191

The following table sets forth the net periodic pension costs for each year in the three-year period ended December 31, 2006.

	December 31,
	2006	2005	2004
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$4,364	$5,182	$4,841
Interest cost	2,805	2,146	1,683
Expected return on plan assets	(1,597)	(1,289)	(973)
Amortization of transitional obligation	71	73	60
Amortization of prior service cost	69	71	82
Recognized actuarial loss	—	52	5

Net periodic pension cost	5,712	6,235	5,698
Curtailments	—	216	—

Total pension expense	$5,712	$6,451	$5,698

	2006	2005	2004

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:

Discount rate for determining net periodic pension cost	8.1%	6.3%	7.2%
Discount rate for determining benefit obligations at year end	6.1%	8.1%	6.3%

Rate of compensation increase for determining net periodic pension cost	6.5%	6.2%	6.4%
Rate of compensation increase for determining benefit obligations at year end	7.0%	6.5%	6.2%
Expected rate of return on plan assets for determining net periodic pension cost	6.0%	6.4%	6.3%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from our actuaries. We have no control over the direction of our investments in

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 40% international equities (primarily U.S. and Europe), and 0% to 10% international fixed-income securities. The remainder of the portfolio will contain other investments such as short-term investments. At December 31, 2006, 2005 and 2004, Philippine plan assets included $0.9 million and $0.6 million and $0.7 million, respectively, of Amkor common stock.

The weighted average asset allocations for the Plans, by asset category, are as follows:

	December 31,
	2006	2005

Cash and cash equivalents	8.3%	11.0%
Equity securities	29.1%	22.2%
Debt securities	55.7%	65.2%
Other	6.9%	1.6%

	100.0%	100.0%

We contributed $4.5 million, $4.6 million and $3.2 million to the Plans during 2006, 2005 and 2004, respectively, and we expect to contribute $6.8 million during 2007. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2007	$1,477
2008	1,634
2009	1,994
2010	2,897
2011	2,552
2012 to 2016	23,961

We estimate that pension expense for the year ended December 31, 2007 will include expense of $0.1 million resulting from the amortization of its related transitional obligations and prior service costs and $0.4 million resulting from the amortization of accumulated actuarial loss included in accumulated other comprehensive income at December 31, 2006.

14.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)

Customer advances	$24,397	$714
Other non-current liabilities	5,611	5,395

	$30,008	$6,109

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

15.	Fair Value of Financial Instruments

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

Long-term debt.  The carrying amount of our total long-term debt as of December 31, 2006 and 2005 was $2,005.3 million and $2,140.6 million, respectively. The fair value of our total long-term debt as of December 31, 2006 and 2005, based on available market quotes, was estimated to be $2,000.6 million and $2,026.2 million, respectively.

16.	Commitments and Contingencies

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2007	$8,776
2008	6,648
2009	5,564
2010	5,248
2011	5,432
Thereafter	26,588

Total (net of minimum sublease income of $0.7 million)	$58,256

Rent expense amounted to $16.7 million, $17.1 million and $17.8 million for 2006, 2005 and 2004, respectively.

Indemnifications and Guarantees

We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of Amkor. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at December 31, 2006 and 2005. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

As of December 31, 2006, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner, and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Litigation

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our results of operations or financial condition. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows. The estimate of the potential impact of these claims and legal proceedings on our financial position, results of operations or cash flows could change in the future.

We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred. During 2006 and 2005, we recorded a provision of $1.0 million and $50.0 million, respectively, related to the epoxy mold compound matter discussed below. There were no charges in 2004.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a license agreement entered into between Tessera and our predecessor in 1996. The license agreement pertains to certain patents and know-how relating to semiconductor packaging. In their Request, Tessera alleges that Amkor owes Tessera royalties under the license agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted that we are not using any of the licensed Tessera patents or know-how. We also asserted defenses and counterclaims of invalidity and unenforceability of the four patents identified by Tessera in their Request as the basis for their claim (U.S. Patent Nos. 5,697,977, 5,852,326, 6,433,419 and 6,465,893). On November 10, 2006, Tessera provided their Preliminary Claim Charts and added two additional patents to the proceeding, U.S. Patent Nos. 6,133,627 and 5,861,666. Discovery is proceeding, and the arbitration is currently set for a hearing beginning October 2007. Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, as of the date of this Annual Report, it is not possible to predict the outcome or likely outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations and cash flows.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. In August 2006 and again in November 2006, the plaintiffs amended the complaint. The plaintiffs added additional officer, director and former director defendants and allege improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

Shareholder Derivative Lawsuits

On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. In September 2006 and again in November 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers. The complaint includes claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above.

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

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in our securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. We have learned that our former general counsel, whose employment with us terminated in March of 2005, has been indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of the

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

securities laws. The indictment alleges that the former general counsel traded in Amkor securities on the basis of material non-public information.

As described in Note 2, “Restatement of Stock-based Compensation Expense from 1998 through March 2006, Special Committee and Company Findings Relating to Stock Options,” in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC. Additionally, we have voluntarily provided information to the Department of Justice relating to our historical stock option practices.

Amkor Technology, Inc. v. Motorola, Inc.

In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “’133 and ’278 Patents”) which patents relate to ball grid array packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola, pending in the Superior Court of the State of Delaware in and for New Castle County.

We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ’133 and ’278 Patents remained pending.

We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs were submitted and post-trial oral arguments were heard by the Court in April 2006. Additional post-trial oral arguments were heard by the Court on September 11, 2006. A decision from the Court is still pending. Although we believe that we have meritorious claims in this matter and will continue to seek judgment in our favor, as of the date of this Annual Report, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $66.5 million based on the spot exchange rate at December 31, 2006.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. Dongbu Electronics, successor in interest to ASI, has acknowledged that it is the indemnifying party with respect to

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

claims against us in this matter and in the Arbitration matter described below. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was filed by ABS and its insurer before the French Supreme Court to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005. A hearing on the pending motion is expected as early as the first quarter of 2007, although it is not clear when a final ruling by the French Supreme Court will be issued.

Arbitration.  In response to the French lawsuit described above, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (“U.S. District Court proceeding” against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. The U.S. District Court proceeding has been stayed pending resolution of the French lawsuit described above. Until recently, ABS had refused to arbitrate. However, in December 2006, ABS filed a demand for arbitration under the 1999 agreement, which demand is based on substantially the same claims raised in the French lawsuit described above.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination that Carsem infringed some of our patent claims and ruled that Carsem violated Section 337 of the Tariff Act. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party documents. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the third party discovery issues. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

Epoxy Mold Compound Litigation

Much of our litigation in prior years related to an allegedly defective epoxy mold compound, formerly used in some of our packaging services, which was alleged to have been responsible for certain semiconductor chip failures. As previously disclosed, the cases of Fujitsu Limited v. Cirrus Logic, Inc., et al., Seagate Technology LLC v. Atmel Corporation, et al., Fairchild Semiconductor Corporation v. Sumitomo Bakelite Singapore Pte. Ltd., et al., Maxtor Corporation v. Koninklijke Philips Electronics N.V., et al., and Maxim Integrated Products, Inc. v. Amkor

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Technology, Inc., et al. have each been resolved through trial or settlement, with a complete dismissal or release of all claims.

17.	Related Party Transactions

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

Mr. JooHo Kim is an employee of Amkor and a brother of James J. Kim, our Chairman and CEO. Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.11% of Anam Information Technology, Inc., a company that provided computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue services, and such services continue to decrease in volume. The services provided by Aman Information Technology are subject to competitive bid. During 2006, 2005, and 2004, purchases from Anam Information Technology, Inc. were $0.3 million, $1.8 million and $1.2 million, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2006 and 2005 were $0 million and $0.3 million, respectively.

Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2006, 2005, and 2004, purchases from Jesung C&M were $6.5 million, $6.5 million, and $6.4 million, respectively. Amounts due to Jesung C&M at December 31, 2006 and 2005 were $0.5 million and $0.5 million, respectively.

Dongan Engineering Co., Ltd. was 100% owned by JooCheon Kim, a brother of James J. Kim, until the third quarter of 2005. There is no longer any related party ownership. Mr. JooCheon Kim is not an employee of Amkor. Dongan Engineering Co., Ltd. provided construction and maintenance services to Amkor Technology Korea, Inc. and Amkor Technology Philippines, Inc., both subsidiaries of Amkor. The services provided by Dongan Engineering were subject to competitive bid. During 2005 and 2004, purchases from Dongan Engineering Co., Ltd were $0.5 million and $3.0 million, respectively. Amounts due to Dongan Engineering Co., Ltd. at December 31, 2005 were not significant.

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. During 2006, 2005 and 2004, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $16.7 million, $11.8 million and $11.8 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2006 and 2005, were $1.3 million and $1.4 million, respectively. The purchases are arms length and on terms consistent with our non-related party vendors.

We lease office space in West Chester, Pennsylvania from trusts related to James J. Kim. During 2006, 2005, and 2004, amounts paid for this lease were $0.1 million, $0.6 million, and $1.1 million, respectively. We vacated a portion of this space in connection with the move of our corporate headquarters to Arizona and paid a lease termination fee of $0.7 million in the second quarter of 2005. We currently lease approximately 2,700 square feet of office space from these trusts. The sublease income has been assigned to the trusts as part of vacating the office space effective July 1, 2005. The lease term is for two years, through June 30, 2007 subject to a two year renewal. Current plans are to vacate the space in June 2007. During 2005 and 2004 our sublease income includes $0.3 million and $0.6 million, respectively, from related parties.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Business Segments, Customer Concentrations and Geographic Information

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in the second quarter of 2006 we determined we had two reportable segments, packaging and test. Due to the expansion of our test operations, we no longer met the aggregation criteria under which packaging and test were previously considered a single reportable segment. We have included all prior period comparative information on the basis of the current reportable segments. Packaging and test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services or just packaging or test services. Our packaging services process creates an electrical interconnect between the semiconductor chip and the system board through wire bond or wafer bump technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. Our test services include the probing of fabricated wafers and testing of packaged chips using sophisticated equipment to ensure that design specifications are satisfied.

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

The following supplementary information presents net sales, gross profit and gross property, plant and equipment allocated by segment:

	Packaging	Test	Other	Total
		(In thousands)

Year Ended December 31, 2006
Net sales	$2,449,461	$279,921	$(822)	$2,728,560
Gross profit	586,381	89,531	(952)	674,960
Year Ended December 31, 2005
Net sales	1,902,193	198,074	(318)	2,099,949
Gross profit	320,582	35,426	(237)	355,771
Year Ended December 31, 2004
Net sales	1,725,989	175,290	—	1,901,279
Gross profit	330,367	32,903	—	363,270
Gross Property, Plant and Equipment
December 31, 2006	$2,421,171	$596,079	$112,449	$3,129,699
December 31, 2005	2,351,384	514,260	122,577	2,988,221

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on the location of the customer:

		Net Sales
	2006	2005	2004
		(In thousands)

China (including Hong Kong)	$138,255	$96,516	$68,998
Japan	262,066	275,492	284,926
Korea	149,401	160,061	127,723
Singapore	573,072	308,457	259,193
Taiwan	207,962	173,999	170,435
Other foreign countries	404,925	367,345	307,384

Total foreign countries	1,735,681	1,381,870	1,218,659
United States	992,879	718,079	682,620

Consolidated	$2,728,560	$2,099,949	$1,901,279

No customer exceeded 10% of consolidated net sales in 2006, 2005 or 2004.

The following table presents property, plant and equipment, net, based on the location of the asset:

	Property, Plant and Equipment, net
	2006	2005	2004
		(In thousands)

China	$201,223	$174,055	$153,265
Japan	23,302	27,586	35,540
Korea	559,083	576,383	564,687
Philippines	271,903	299,406	340,415
Singapore	107,267	59,246	30,989
Taiwan	227,019	222,528	189,900
Other foreign countries	166	242	289

Total foreign countries	1,389,963	1,359,446	1,315,085
United States	53,640	60,026	65,311

Consolidated	$1,443,603	$1,419,472	$1,380,396

19.	Acquisitions

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

The purchase price was comprised of $48.0 million, which included cash consideration due at closing of $31.6 million, $1.0 million of direct acquisition costs and $16.2 million (or $15.4 million based on the discounted value) due one year after closing, which was paid in 2005. In addition, we assumed $24.9 million of debt. In December 2004, we acquired the remaining 7% of Unitive. In January 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our total purchase price to

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

$66.4 million and our combined ownership to 99.6% of UST. Both original transactions provided provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the earn-out lapsed with no additional consideration being paid to the former owners. With respect to UST, the earn-out is based on the performance of that subsidiary for the twelve month period ended January 31, 2007. We currently estimate the value of the earn-out will be approximately $0.5 million. The results of Unitive and UST operations are included in our Consolidated Statement of Operations beginning on their dates of acquisition, August 19, 2004 and August 20, 2004, respectively. As of December 31, 2006, after acquiring additional shares, we reflect as a minority interest the 0.14% of UST which we do not own.

The purchase price allocation of $66.4 million was as follows:

(In millions)

Current assets	$9.9
Property, plant and equipment	45.0
Intangible assets — patents and technology rights	5.2
Goodwill	46.7
Other assets	3.0

Total assets acquired	109.8

Current liabilities	21.4
Long term debt	14.8
Other liabilities	2.8
Minority interest	4.4

Total liabilities and minority interest assumed	43.4

$66.4

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

$138.1

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(In millions)

Reduction of minority interest liability	$11.9
Property, plant and equipment	2.4
Intangible assets	3.3
Adjustment to previously existing goodwill	(4.1)
Deferred tax liability	(0.6)

Cash paid for minority interest acquisition	$12.9

The results of our acquisitions have been included in the accompanying consolidated financial statements since the acquisition date.

20.	Restructuring and Reduction in Force

During the third and fourth quarter of 2006 we implemented an early voluntary retirement program with special termination benefits to employees at our Korean subsidiary. We recorded a charge for the special termination benefits of $5.4 million, including $4.7 million charged to cost of sales and $0.7 million charged to selling, general and administrative expenses. All of these charges were paid as of December 31, 2006.

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

During the third quarter of 2005, we temporarily assigned excess manufacturing labor force at one of our Japanese subsidiaries to one of our customers. This agreement resulted in a charge of $3.8 million, including $3.4 million charged to cost of sales and $0.4 million charged to selling, general and administrative expenses. The charge represents wage and benefit costs in excess of the reimbursement from the customer. During the third quarter of 2006, an extension of the agreement resulted in an additional charge of $0.7 million, primarily included in cost of sales. Approximately $0.3 million is remaining to be paid as of December 31, 2006.

During the third and fourth quarter of 2005, we charged $4.0 million to selling, general and administrative expenses associated with a reduction in force at our Chandler, Arizona corporate headquarters. All of these charges have been paid as of December 31, 2006.

During the third quarter of 2004, we commenced efforts related to the relocation of certain corporate functions from our West Chester, Pennsylvania location to our Chandler, Arizona location. In connection with these efforts, we recorded $1.2 million in severance and related costs. Of this $1.2 million, we recorded a charge of $0.9 million to

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

selling, general and administrative expenses during 2004, and the remaining $0.3 million was charged to selling, general and administrative expenses during 2005. All of these charges were paid as of December 31, 2005.

21.	Sale of Specialty Test Operations

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

At December 31, 2006 and 2005, the $1.3 million note receivable, reduced by the unamortized discount of $0.3 million, is included in other assets.

AMKOR TECHNOLOGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to		(a)	Balance at
	Period	Expense	Write-offs	Other	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2004	$6,514	(161)	(1,279)	—	$5,074
Year ended December 31, 2005	$5,074	96	(223)	—	$4,947
Year ended December 31, 2006	$4,947	(2,584)	(128)	—	$2,235
Deferred tax asset valuation allowance:
Year ended December 31, 2004	$301,535	(34,167)	—	9,631	$276,999
Year ended December 31, 2005	$276,999	74,950	—	3	$351,952
Year ended December 31, 2006	$351,952	(18,437)	(5,240)	(192)	$328,083

(a)	Column represents adjustments to the deferred tax asset valuation allowance as a result of business acquisitions. In addition this column represents the sale of available for sale securities and stock option transactions in which the valuation allowance is adjusted directly through stockholders’ equity.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Restatement of Stock-based Compensation Expense from 1998 through March 2006, Special Committee and Company Findings Relating to Stock Options

In October 2006, we restated our historical consolidated financial statements included in our 2005 Annual Report on Form 10-K and restated certain other historical financial information relating to accounting for stock options. As a result of a report by a third party financial analyst issued on May 25, 2006, we commenced an initial review of our historical stock option granting practices. This review included a review of hard copy documents as well as a limited set of electronic documents. Following this initial review, on July 24, 2006 our Board of Directors established a Special Committee comprised of independent directors to conduct a review of our historical stock option granting practices since our initial public offering in 1998 through June 30, 2006.

Based on the findings of the Special Committee and our internal review, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. In accordance with APB No. 25, and related interpretations, with respect to the period through December 31, 2005, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. For periods commencing January 1, 2006, compensation expense is recorded in accordance with SFAS No. 123(R). We have also identified a number of other option grants for which we failed to properly apply the provisions of APB No. 25 or SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and related interpretations of each pronouncement. In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of existing management. However, based on its review, the Special Committee identified evidence that supported a finding of intentional manipulation of stock option pricing with respect to the annual grants in 2001 and 2002 by a former executive and that other former executives may have been aware of, or participated in, this conduct. In addition, the Special Committee identified a number of other factors related to our internal controls that contributed to the accounting errors that led to the October 2006 restatement of our prior filings.

Improper Measurement Dates for Annual Stock Option Grants.  We determined that, in connection with our annual stock option grants to employees in 1999, 2000, 2001, 2002 and 2004, the number of shares that an individual employee was entitled to receive was not determined until after the original grant date, and therefore the measurement date for such options was subsequent to the original grant date. As a result, we restated our financial information to increase stock-based compensation expense by a total of $95.6 million recognized over the applicable vesting periods. For certain of these options forfeited in 2002 in connection with an option exchange program (“2002 Option Exchange Program”), the remaining compensation expense was accelerated into 2002. For certain other options, compensation expense was accelerated into 2004, in connection with the acceleration of all unvested options as of July 1, 2004 (“2004 Accelerated Vesting”). We undertook the 2004 Accelerated Vesting program for the purpose of enhancing employee morale, helping retain high potential employees in the face of a downturn in industry conditions and to avoid future compensation charges subsequent to the adoption of SFAS No. 123(R).

Modifications to Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for stock options modified for certain individuals who held consulting, transition or advisory roles with us. These included instances of continued vesting after an individual was no longer required to provide substantive services to Amkor after an individual converted from an employee to a consultant or advisory role, and extensions of option vesting and exercise periods. Some of these modifications were not identified in our financial reporting processes and were therefore not properly reflected in our financial statements. As a result, we restated our financial information to increase stock-based compensation expense by a total of $9.5 million recognized as of the date of the respective modifications.

Improper Measurement Dates for Other Stock Option Grants.  We determined that from 1998 through 2005, we had not properly accounted for certain employee stock options granted prior to obtaining authorization of the grants. These options included those granted as of November 9, 1998 in connection with the settlement of a deferred compensation liability to employees that had not been approved by our Board of Directors until November 10, 1998 as well as stock options granted to new hires and existing employees in recognition of achievements, promotions, retentions and other events. As a result of these errors, we restated our financial information to increase stock-based compensation expense by a total of $2.1 million recognized over the applicable vesting periods. For certain of these option grants, the recognition of this expense was also accelerated under the 2002 Option Exchange Program or the 2004 Accelerated Vesting, as described under “Improper Measurement Dates for Annual Stock Option Grants.”

Stock Option Grants to Non-employees.  We determined that from 1998 to 2004, we had not properly accounted for stock option grants issued to employees of an equity affiliate, consultants, or other persons who did not meet the definition of an employee. We erroneously accounted for such grants in accordance with APB No. 25 rather than SFAS No. 123 and related interpretations. As a result, we restated our financial information to increase stock-based compensation expense by a total of $1.6 million.

As a result of the findings of the Special Committee as well as our internal review, we amended our Annual Report on Form 10-K for the year ended December 31, 2005, filed on October 6, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. The amended 2005 Form 10-K/A included restated balance sheet and income statement data for 1998 through 2002 within Item 7. That amended filing also included the restated selected consolidated financial data as of and for each of the five years ended December 31, 2005, which is included in Item 6 of the 2005 Form 10-K/A, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7 of the 2005 Form 10-K/A. We amended our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on October 6, 2006 to restate our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and the related disclosures. We also restated the June 30, 2005 condensed consolidated financial statements and related disclosures included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on October 6, 2006. We restated the condensed consolidated financial statements and related disclosures for the periods ended September 30, 2005 included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006; however, such information was also previously filed on Exhibit 99.1 included in our 2005 Form 10-K/A.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of the material weaknesses described below in “Management’s Report on Internal Control Over Financial Reporting.”

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We previously reported the following material weaknesses in our internal control over financial reporting in our 2005 Form 10-K/A, filed on October 6, 2006. These material weaknesses continued to exist, as they were not remediated as of December 31, 2006.

1. We did not maintain effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures. Specifically, we failed to establish effective governance and oversight by the Compensation Committee of the Board of Directors of our activities related to the granting of stock options. Additionally, controls were not effective in adequately identifying, assessing and addressing significant risks associated with the granting of stock options that could impact our financial reporting. Finally, our controls were not adequate to prevent or detect instances of potential misconduct by members of senior management. This control deficiency resulted in the restatement of our consolidated financial information for each of the years ended from 1998 through 2005, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. This material weakness also contributed to the existence of the following additional material weakness.

2. We did not maintain effective controls over our accounting for and disclosure of our stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of activity related to our granting and modification of stock options. This control deficiency resulted in the misstatement of our stock-based compensation expense and additional paid-in capital accounts and related disclosures, and in the restatement of our consolidated financial information for each of the years ended from 1998 through 2005, for each of the quarters of 2005 and 2004, as well as for the first quarter of 2006. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Our principal executive officer and principal financial officer concluded that the material weaknesses described above existed, as they were not remediated as of December 31, 2006. As a result, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8.

Changes in Internal Control Over Financial Reporting

The following were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remediation Activities Relating to Material Weaknesses

As of December 31, 2006, we completed our redesign of internal controls to remediate the material weaknesses described above and we were substantially complete with our remediation efforts but we did not have sufficient time to assess operating effectiveness of the improved internal control over financial reporting. We expect our remediation efforts and testing to be completed prior to the filing of our March 2007 Form 10-Q. Our remediation efforts include the following changed or additional control procedures to remediate the material weaknesses:

•	We created and implemented formal, documented stock award grant procedures and practices to ensure systematic approval and execution of stock award grants and the proper recording of such grants in our stock administration records and financial statements;

•	We conducted additional training for personnel and will conduct training for directors in areas associated with the stock award granting processes and other compensation practices. We also conducted training related to accounting for stock-based compensation; and

•	We improved the manner of documenting the actions of the Compensation Committee and we are ensuring the timely reporting of Compensation Committee actions to the Board of Directors.

Other Changes in Internal Control Over Financial Reporting

Additionally, we have made changes in our internal control over financial reporting, unrelated to the material weaknesses, in conjunction with the implementation of a new Enterprise Resource Planning system at two of our subsidiaries which have materially changed our internal control over financial reporting. We expect that we will complete our implementation efforts at our largest subsidiary during the third quarter of 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct and Ethical Guidelines as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2007 annual meeting of stockholders.

Additionally, the Company’s Code of Business Conduct and Ethical Guidelines, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee, and Compensation Committee are available and maintained on the Company’s Web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Comp Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our Proxy Statement for its 2007 Annual Meeting of Stockholders.

The following table summarizes our equity compensation plans as of December 31, 2006:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(excluding Securities
	Options	Options	Reflected in Column (a))

Equity compensation plans approved by stockholders	15,208,189	10.42	7,016,060	(1)(2)
Equity compensation plans not approved by stockholders	125,900	17.23	345,600	(3)

Total equity compensation plans	15,334,089		7,361,660

(1)	As of December 31, 2006, 141,666 shares of common stock were reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserve for issuance under the plan. This plan does not have a replenishment provision and as of December 31, 2006, 141,666 shares were available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

(2)	As of December 31, 2006, a total of 6,874,394 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2007, no additional shares were made available pursuant to the annual replenishment provision.

(3)	As of December 31, 2006, a total of 345,600 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2007, no additional shares were made available pursuant to the annual replenishment provision.

PART IV

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2007 annual meeting of stockholders.

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(13)
4.11	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.12	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(20)
4.13	Registration Rights Agreement dated as of March 12, 2004 by and among Amkor Technology, Inc., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. relating to the 7.125% Senior Notes due March 15, 2011.(20)

4.14	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(29)
4.15	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(29)
4.16	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(30)
4.17	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(30)
4.18	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(31)
4.19	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(31)
4.20	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(31)
4.21	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(31)
4.22	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(31)
4.23	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
4.24	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
4.25	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
4.26	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
4.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
4.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
4.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
4.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)

4.31	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
4.32	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(25)
4.33	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)
4.34	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.1	Form of Indemnification Agreement for directors and officers.(3)
10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.(29)
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(3)
10.8	1998 Employee Stock Purchase Plan.(3)
10.9	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.10	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co.,
Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.11	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.12	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.13	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.14	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JP Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)
10.15	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.16	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.17	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.18	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)
10.19	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)

10.20	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch.(29)
10.21	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.22	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.23	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.24	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.25	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.26	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.27	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.28	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.29	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.30	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.31	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(29)
10.32	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(29)
10.33	First Amendment to Loan and Security Agreement, dated as of May 5, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., as administrative agent for the Lenders.(31)
10.34	Guaranty Supplement, dated May 5, 2006, delivered by Amkor Technology, Inc.(31)
10.35	Joinder Agreement, dated as of May 5, 2006, delivered by Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc., Unitive Electronics, Inc. and the other Subsidiaries of the Company in favor of Citicorp North America, Inc., as agent for the Secured Parties referred to therein.(31)
10.36	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.(32)
10.37	Mutual Release and Settlement Agreement, effective as of April 27, 2006, by and among Maxim Integrated Products, Inc. and its wholly owned subsidiary Dallas Semiconductor, Inc., Sumitomo Bakelite Co., Ltd., Sumitomo Plastics America, Inc. and Amkor Technology, Inc., et al.(34)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2006.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on July 7, 2006.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: February 26, 2007

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

Name	Title	Date

/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	February 26, 2007

/s/ Kenneth T. Joyce Kenneth T. Joyce	Executive Vice President and Chief Financial Officer	February 26, 2007

/s/ Oleg Khaykin Oleg Khaykin	Executive Vice President and Chief Operating Officer	February 26, 2007

/s/ Roger A. Carolin Roger A. Carolin	Director	February 26, 2007

/s/ Winston J. Churchill Winston J. Churchill	Director	February 26, 2007

/s/ Gregory K. Hinckley Gregory K. Hinckley	Director	February 26, 2007

/s/ John T. Kim John T. Kim	Director	February 26, 2007

Name	Title	Date

/s/ Constantine N. Papadakis Constantine N. Papadakis	Director	February 26, 2007

/s/ James W. Zug James W. Zug	Director	February 26, 2007

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(17)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(17)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(21)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(21)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(21)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(4)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 9.25% Senior Note Due 2006.(5)
4.3	Senior Subordinated Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.4	Convertible Subordinated Notes Indenture dated as of March 22, 2000 between the Registrant and State Street Bank and Trust Company, including form of 5% Convertible Subordinated Notes due 2007.(6)
4.5	Registration Agreement between the Registrant and the Initial Purchasers named therein dated as of March 22, 2000.(6)
4.6	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(7)
4.7	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(7)
4.8	Convertible Subordinated Notes Indenture dated as of May 25, 2001 between the Registrant and State Street Bank and Trust Company, as Trustee, including the form of the 5.75% Convertible Subordinated Notes due 2006.(8)
4.9	Registration Rights Agreement between the Registrant and Initial Purchasers named therein dated as of May 25, 2001.(8)
4.10	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(13)
4.11	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(15)
4.12	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(20)
4.13	Registration Rights Agreement dated as of March 12, 2004 by and among Amkor Technology, Inc., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. relating to the 7.125% Senior Notes due March 15, 2011.(20)
4.14	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(29)
4.15	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(29)
4.16	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(30)

4.17	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(30)
4.18	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(31)
4.19	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(31)
4.20	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(31)
4.21	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(31)
4.22	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(31)
4.23	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
4.24	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(19)
4.25	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
4.26	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(19)
4.27	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
4.28	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(19)
4.29	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
4.30	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(19)
4.31	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(25)
4.32	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(25)

4.33	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(25)
4.34	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(25)
10.1	Form of Indemnification Agreement for directors and officers.(3)
10.2	1998 Stock Plan as amended and restated and form of agreement thereunder.(29)
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(3)
10.8	1998 Employee Stock Purchase Plan.(3)
10.9	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(10)
10.10	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co.,
Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(10)
10.11	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(11)
10.12	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(13)
10.13	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(14)
10.14	Second Lien Credit Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, JP Morgan Chase Bank, as Documentation Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Citigroup Global Markets Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Bookrunners.(18)
10.15	Second Lien Pledge and Security Agreement, dated as of October 27, 2004, among Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Collateral Agent.(18)
10.16	Subsidiary Guaranty, dated as of October 27, 2004, by Guardian Assets, Inc., Unitive, Inc. and Unitive Electronics, Inc., in favor of Citicorp North America, Inc., as Administrative Agent.(18)
10.17	Mutual Release and Settlement Agreement, dated as of June 10, 2005 Amkor, Fujitsu Limited, Cirrus Logic, Inc., Sumitomo Bakelite Co. Ltd., Sumitomo Plastics America, Inc., The St. Paul Fire & Marine Insurance Co. and Federal Insurance Co.(23)
10.18	Settlement Agreement, dated as of April 14, 2005 among Amkor, Seagate Technology LLC, Sumitomo Bakelite Co. Ltd., ChipPAC and Atmel Corporation.(23)
10.19	Settlement Agreement, dated as of August 5, 2005 between Fairchild Semiconductor Corporation and Amkor.(24)
10.20	Retirement Separation Agreement and Release, dated December 22, 2005, between Amkor and John N. Boruch.(29)
10.21	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.22	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.23	Guaranty Supplement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)

10.24	Joinder Agreement, dated as of May 12, 2005, by Amkor International Holdings, LLC, P-Four, LLC, Amkor Technology Limited and Amkor/Anam Pilipinas, L.L.C.(26)
10.25	Amendment No. 2 to Credit Agreement, dated as of May 24, 2005, among Amkor, the Lenders party thereto and Citicorp North America Inc., as Administrative Agent.(27)
10.26	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(28)
10.27	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(28)
10.28	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(28)
10.29	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(28)
10.30	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(28)
10.31	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(29)
10.32	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(29)
10.33	First Amendment to Loan and Security Agreement, dated as of May 5, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., as administrative agent for the Lenders.(31)
10.34	Guaranty Supplement, dated May 5, 2006, delivered by Amkor Technology, Inc.(31)
10.35	Joinder Agreement, dated as of May 5, 2006, delivered by Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc., Unitive Electronics, Inc. and the other Subsidiaries of the Company in favor of Citicorp North America, Inc., as agent for the Secured Parties referred to therein.(31)
10.36	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.(32)
10.37	Mutual Release and Settlement Agreement, effective as of April 27, 2006, by and among Maxim Integrated Products, Inc. and its wholly owned subsidiary Dallas Semiconductor, Inc., Sumitomo Bakelite Co., Ltd., Sumitomo Plastics America, Inc. and Amkor Technology, Inc., et al.(34)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(22)
14.2	Amkor Technology, Inc. Director Code of Ethics.(22)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 18, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2006.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on July 7, 2006.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 6, 2006.