Form 10-K/A
period 2006-12-31
AMKOR TECHNOLOGY INC
filed 2007-04-27
CIK 1047127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007, was as follows: 179,424,027 shares of Common Stock, $0.001 par value.

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Amkor Technology, Inc’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 26, 2007 (the “Original Filing”). We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after the end of our year ended December 31, 2006. Accordingly, reference to our Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 through 14 are true or complete as of any date subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names of our directors and executive officers as of March 31, 2007:

Name	Position

James J. Kim	Chief Executive Officer and Chairman
Kenneth T. Joyce	Executive Vice President and Chief Financial Officer
Oleg Khaykin	Executive Vice President and Chief Operating Officer
KyuHyun Kim	President, Amkor Technology Korea and Head of Worldwide Manufacturing Operations
James M. Fusaro	Corporate Vice President, Wire Bond Products
Roger A. Carolin(1)(4)	Director
Winston J. Churchill(3)(4)	Director
Gregory K. Hinckley(1)(2)(4)	Director
John T. Kim	Director
Constantine N. Papadakis(2)(4)	Director
James W. Zug(1)(3)(4)	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Governance Committee.

(4)	Qualifies as “independent” under the definitions set forth in the Nasdaq Marketplace Rules and SEC regulations, as determined by the Board of Directors

James J. Kim.  James J. Kim, 71, has served as our Chief Executive Officer and Chairman since September 1997. Mr. Kim founded our predecessor, Amkor Electronics, Inc., in 1968 and served as its Chairman from 1970 to April 1998. Mr. Kim is a director of GameStop Corp., a leading global video game and entertainment software retailer. Mr. James J. Kim is the father of John T. Kim, a member of our Board.

Kenneth T. Joyce.  Kenneth T. Joyce, 59, has served as Amkor’s Executive Vice President and Chief Financial Officer since July 1999. Prior to his appointment as our Chief Financial Officer, Mr. Joyce served as our Vice President and Operations Controller since 1997. Prior to joining Amkor, he was Chief Financial Officer of Selas Fluid Processing Corporation, a subsidiary of Linde AG. Mr. Joyce began his accounting career in 1971 at KPMG

Peat Marwick. Mr. Joyce is a certified public accountant. Mr. Joyce earned a B.S. in Accounting from Saint Joseph’s University and an M.B.A. in Finance from Drexel University.

Oleg Khaykin.  Oleg Khaykin, 42, has served as our Executive Vice President and Chief Operating Officer since January 2006. Mr. Khaykin served as our Executive Vice President of Corporate Development and Flip Chip Operations since his appointment as an executive officer in January 2004. Mr. Khaykin joined Amkor in May 2003 and was responsible for managing Amkor’s corporate development, M&A and intellectual property initiatives. Prior to joining Amkor, Mr. Khaykin was the Vice President of Strategy and Business Development for Conexant Systems Inc./Mindspeed Technologies, a company that designs, develops and sells communication integrated circuits for networking applications. Mr. Khaykin also spent eight years working for The Boston Consulting Group, a strategic consulting firm. Mr. Khaykin earned a B.S. in Electrical and Computer Engineering with High University Honors from Carnegie Mellon University and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.

KyuHyun Kim.  KyuHyun Kim, 58, has served as Head of Amkor’s Worldwide Manufacturing Operations since 2006 and as President of Amkor Technology Korea, Inc. since 2000. Prior to joining Amkor, Mr. Kim served in various positions at Anam Semiconductor, Inc. and its affiliates, including President of Anam Semiconductor, Inc., President of the Chief Executive Office of the Anam Group, and Manager of Finance and Accounting of Anam Industrial Ltd. Mr. Kim earned a Bachelor of Commerce degree in International Trade from Myung-JI University. Mr. KyuHyun Kim is not related to James J. Kim, our Chairman and Chief Executive Officer.

James M. Fusaro.  James M. Fusaro, 44, has served as our Corporate Vice President of Wire Bond Products since February 2005. Prior to assuming his current position, Mr. Fusaro served as Amkor’s Senior Vice President and General Manager of Amkor’s Japan operations from May 2002. Mr. Fusaro joined Amkor in 1997 and has served as Amkor’s Vice President of Chip Scale Products and Senior Vice President of Laminate Products. Prior to joining Amkor, Mr. Fusaro was a Senior Principle Engineer at Motorola Semiconductor Products Sector. Mr. Fusaro also spent nine years working in the Aerospace sector, working at United Technologies, Pratt & Whitney and AlliedSignal-Garrent Auxiliary Power Division. Mr. Fusaro earned a B.S. in Mechanical Engineering at Arizona State University and an M.S. in Mechanical Engineering from Rensselaer Polytechnic Institute.

Roger A. Carolin.  Roger A. Carolin, 51, was elected to our Board of Directors in February 2006. Mr. Carolin is currently a Venture Partner at SCP Partners, a multi-stage venture capital firm with over $800 million under management that invests in technology-oriented companies. At SCP, Mr. Carolin works to identify attractive investment opportunities and assists portfolio companies in the areas of strategy development, operating management and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and served as its Chief Executive Officer for 10 years until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from Harvard Business School.

Winston J. Churchill.  Winston J. Churchill, 66, has been a director of Amkor since July 1998. Mr. Churchill is the managing general partner of SCP Partners, a multi-stage venture capital firm with over $800 million under management that invests in technology-oriented companies. Mr. Churchill is also Chairman of CIP Capital Management, Inc., a SBA-licensed private equity fund. Previously, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983, Mr. Churchill practiced law at the Philadelphia firm of Saul Ewing, LLP, where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Auxilium Pharmaceuticals, Inc., Griffin Land and Nurseries, Inc., Innovative Solutions and Support, Inc. and of various SCP portfolio companies. In addition, he serves as a director on the boards of a number of charities and as a trustee of educational institutions including Fordham University, Georgetown University, Immaculata University, the Gesu School and the Young Scholars Charter School. From 1989 to 1993, Mr. Churchill served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System.

Gregory K. Hinckley.  Gregory K. Hinckley, 60, has been a director of Amkor since November 1997. Mr. Hinckley has served as Director, President and Chief Operating Officer of Mentor Graphics Corporation, an

electronics design automation software company, since November 2000. From January 1997 until November 2000, he held the position of Executive Vice President, Chief Operating Officer and Chief Financial Officer of Mentor Graphics Corporation. He is a member of the board of directors of Intermec, Inc. and Arcsoft, Inc.

John T. Kim.  John T. Kim, 37, has been a director of Amkor since August 2005. Mr. Kim served in various capacities at Amkor between 1992 and 2005, as an Amkor employee and as an employee of our predecessor, Amkor Electronics, Inc., including as Director of Investor Relations, Director of Corporate Development and as Director of Procurement. Mr. Kim resigned as an Amkor employee when he was elected to our Board of Directors. Mr. John T. Kim is the son of James J. Kim, our Chief Executive Officer and Chairman.

Constantine N. Papadakis.  Constantine N. Papadakis, 61, has been a director of Amkor since August 2005. Dr. Papadakis is President of Drexel University, a position he has held since 1995. From 1986 to 1995, Dr. Papadakis was Dean of the College of Engineering at the University of Cincinnati, and from 1984 to 1986 he was Professor and Head of the Civil Engineering Department of Colorado State University. Prior to returning to academia, Dr. Papadakis served as Vice President of Tetra Tech Inc., a Honeywell subsidiary, as Vice President of STS Consultants, Ltd., and at several engineering positions with Bechtel Power Corporation. He presently serves on the board of directors of Aqua America, CDI Corp, Mace Security International, Inc., Met-Pro Corporation, the Philadelphia Stock Exchange, Sovereign Bank, Inc., and various charitable and civic organizations.

James W. Zug.  James W. Zug, 66, has been a director of Amkor since January 2003. Mr. Zug retired from PricewaterhouseCoopers in 2000 following a 36-year career at PricewaterhouseCoopers and Coopers & Lybrand, both public accounting firms. From 1998 until his retirement, Mr. Zug was Global Leader — Global Deployment for PricewaterhouseCoopers. From 1993 to 1998, Mr. Zug was Managing Director International for Coopers & Lybrand. He also served as the audit partner for a number of public companies over his career. PricewaterhouseCoopers is Amkor’s independent registered public accounting firm; however, Mr. Zug was not involved with servicing Amkor during his tenure at PricewaterhouseCoopers. Mr. Zug serves on the board of directors of Allianz Funds, the Brandywine Group of mutual funds and Teleflex, Inc. Mr. Zug served on the board of directors of SPS Technologies, Inc. and Stackpole Ltd. prior to the sale of both of these companies in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish Amkor with copies of all forms that they file pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for such persons, Amkor believes that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were complied with in a timely fashion during 2006.

Code of Ethics

We have adopted a Code of Business Conduct and Ethical Guidelines, which applies to all of Amkor’s employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethical Guidelines, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee, are available and maintained on our Web site at http://www.amkor.com.

Stockholder Nominations of Directors

We have not made any material changes to our policy, as described in our latest proxy statement, on accepting nominations to the Board of Directors from our stockholders.

Audit Committee

We have a separately-designated Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of Messrs. Carolin, Hinckley and Zug, each of whom our Board of Directors has determined meets the independence and financial sophistication requirements set forth in the Nasdaq Marketplace Rules and SEC regulations. In addition, the Board has determined that each of Messrs. Carolin, Hinckley and Zug qualifies as an “audit committee financial expert” as defined in SEC regulations.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee of our Board of Directors consisted of Mr. Churchill and Dr. Papadakis. Mr. Hinckley replaced Mr. Churchill on the Compensation Committee in January 2007. No member of the Compensation Committee was an officer or employee of Amkor or any of Amkor’s subsidiaries during 2006, or had any relationship requiring disclosure under SEC regulations. None of Amkor’s Compensation Committee members or executive officers has served on the board of directors or on the compensation committee of any other entity one of whose executive officers served on our Board of Directors or on our Compensation Committee.

Compensation Discussion and Analysis

The primary objectives of our compensation program are to attract personnel for positions of substantial responsibility, to provide incentives for such persons to perform to the best of their abilities, and to promote the success of our business. The subcontracted semiconductor packaging and test market is very competitive. To effectively compete and succeed in this market, we need to ensure that we have key senior management and technical personnel with the talent, leadership and commitment needed to operate our business, create new technologies, anticipate and effectively respond to new challenges, and to make and execute difficult decisions.

These objectives guide our Chief Executive Officer as he seeks to design pay packages with an appropriate mix of fixed and variable compensation and thereby enable Amkor to recruit and motivate key executives while maintaining a reasonable cost structure relative to our competitors. The Compensation Committee evaluates the compensation packages, as presented by the Chief Executive Officer, based on the foregoing objectives. While the Compensation Committee has not historically used the services of compensation consultants, we have retained an outside compensation consultant to assist the Compensation Committee in establishing competitive compensation packages for 2007. The compensation consultant will report to the Compensation Committee and provide it with compensation and peer group data, among other data points.

Our 2006 compensation program contains standard elements such as base salary, performance-based bonus opportunities and equity awards. As part of our effort to respond as necessary and appropriate to rapid changes within our industry, we have placed increasing emphasis on variable pay for our more senior level executives. This practice ensures that our most senior level executives are held accountable to stockholders for our operational and financial performance.

It is the philosophy of the Chief Executive Officer that annual equity grants are of limited usefulness as a key element of compensation for our executives because of the highly cyclical nature of the semiconductor industry and the volatility of our stock. As such, it is the Chief Executive Officer’s view that management and the Compensation Committee must have the flexibility to determine the appropriate executive compensation structure, to allow for a proper mix of cash, equity and other incentives, as market conditions and the cyclicality of the industry dictate over time. As a result, the total cash compensation component (base salary plus bonus) represents a greater portion of our total executive compensation structure.

The Compensation Committee annually reviews and approves the total compensation for our executive officers and recommends to the independent members of our Board of Directors the compensation policy and forms of compensation to be received by our executive officers. In setting our named executive officers’ overall compensation, the Compensation Committee considers a variety of factors related to Amkor’s performance, including (i) gross profit (“Gross Profit”) as reported in our consolidated financial statements in our annual report on

Form 10-K, (ii) pre-tax income before any one-time items and refinancing charges (“Pre-Tax Income”), and (iii) individual performance, as measured by the Compensation Committee based on a subjective review by the Chief Executive Officer of each executive’s performance. Other considerations include Amkor’s business objectives, our fiduciary and corporate responsibilities, competitive practices and trends, and regulatory requirements.

All members of the Compensation Committee are independent directors in accordance with Nasdaq, SEC and Internal Revenue Code rules. The Compensation Committee operates under a written charter that has been approved by the Board of Directors. A copy of the charter is available at http://www.amkor.com.

Our Compensation Program Rewards Individual and Company Performance

Our compensation program is designed to reward high levels of performance at a company and individual level. Our key executive incentive compensation components currently consist of cash bonuses and stock options, both of which are designed to reward our performance and superior individual performance. In addition, given the volatility of our industry and the impact that volatility has on our variable pay, we also strive to provide competitive base salaries in order to ensure a baseline level of stable income, and health and welfare benefits in order to promote the well-being of our executives. Consistent with our emphasis on variable pay, we have been shifting our focus away from perquisites and other supplemental personal benefits. As part of this shift, in 2006 we terminated the practice of leasing automobiles on behalf of our U.S. executive officers.

Our Chief Executive Officer reviews the performance of each of his direct reports on an ongoing basis. Based on this ongoing assessment of performance, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of executive officers. With the exception of the Korean-based severance benefit provided to Mr. KyuHyun Kim, as described in the “Severance Benefits” section below, we have not entered into, and generally do not enter into, individual employment, severance or change-in-control agreements with any of our named executive officers. This gives us the flexibility to enforce adherence to Amkor’s values, ethics and performance standards, as needed and appropriate, without the limitations of contractual obligations that may detract from stockholder value.

Our compensation program is not designed to solely reward continued service. We do not maintain a pension program for our U.S.-based executives, and all salary increases and non-benefit related compensation other than base salary are structured in a manner that rewards performance, not length of service. We do not pay our executive officers retention or stay bonuses.

To that end, our cash-based 2006 Executive Incentive Bonus Plan was designed to reward executives based on our profitability, as measured by Gross Profit, Pre-Tax Income and individual performance, as measured by the Compensation Committee based on a subjective review by the Chief Executive Officer of each executive’s performance. In addition, although our current long-term incentive program consists of stock option grants that vest over time, the intrinsic nature of a stock option is that it will only provide value to the executives to the extent our stock price increases over the life of the stock option.

Elements of our Compensation Program

Amkor provides two main types of compensation — fixed compensation and variable compensation. Fixed elements of compensation are not correlated directly to any measure of Amkor’s performance and include items such as (i) base salary, (ii) 401(k) matching contributions, (iii) health and welfare benefits, and (iv) limited perquisites and supplemental benefits. Variable elements of compensation are based on performance and include such items as (i) annual performance bonuses, (ii) special incentive bonuses, and (iii) equity awards in the form of options to purchase shares of our common stock. We accrue an amount related to a severance benefit plan on behalf of KyuHyun Kim, President of Amkor Technology Korea and Head of Worldwide Manufacturing Operations, and who is one of our named executive officers. This severance benefit is described further in the “Severance Benefits” section below. With the exception of the foregoing, we do not have any employment, severance or change-in-control arrangements in place with any of our named executive officers.

Base Salary and Annual Incentive Opportunities

We pay base salaries to our U.S.-based executives on a bi-weekly basis. Mr. KyuHyun Kim is paid monthly. The primary purpose of base salaries at Amkor is to provide a stable source of income in order to attract key executives. We also use base salary increases to reward high performing executives and to recognize increases in the scope of an individual’s responsibilities, as applicable. We seek to set base salaries at a level that is sufficient to be attractive to current and prospective executives. The primary factors we consider when setting base salaries include the experience and expertise of the individual, the value of the position to our organization and ongoing strategy, internal equity considerations, and the input of our Chief Executive Officer, James J. Kim. Our Chief Executive Officer’s compensation for 2006 was determined by the Compensation Committee based on the value of Mr. Kim’s strategic guidance and leadership of our company.

We also pay annual cash bonuses to our executives based on the executive’s performance and our annual audited financial results. Given the need for audited financials, we pay annual cash bonuses, if any, in the year following the year during which performance was measured. The primary purpose of the annual cash bonus plan is to focus the attention of key executives on our operational and financial performance. In addition, unlike stock options, our annual cash bonus program allows us to set individual and company-wide goals that are viewed as critical to our overall success on an annual basis. This provides us with the flexibility to adapt our focus and goals as business priorities and executives’ roles change over time. Bonuses are paid to executives for a given year only if the performance goals approved by the independent members of our Board of Directors for that year are achieved.

Our 2006 Executive Incentive Bonus Plan (the “2006 Bonus Plan”) provided each executive with a target bonus amount that could be earned based on achievement relative to three goals: (i) Gross Profit (weighted at 50%), (ii) Pre-Tax Income (weighted at 25%), and (iii) an individual performance component (weighted at 25%). The target bonus amount for each named executive officer was approved by the Compensation Committee and was based on our forecasted operating results, the strategic value of the position to the organization’s goals, and the Chief Executive Officer’s recommendation for the executive officers reporting to him. The formula used to determine payments under the 2006 Bonus Plan was approved by the Compensation Committee with the goal of aligning executive cash compensation with our profitability and individual performance.

To that end, the 2006 Bonus Plan used the following payout formula:

•	0% of the target bonus amount if less than 80% of the corporate Gross Profit and Pre-Tax Income goals were achieved, regardless of individual performance;

•	50% of the target bonus amount if 80% of the corporate Gross Profit and Pre-Tax Income goals were achieved (“threshold”);

•	100% of the target bonus amount if 100% of the corporate Gross Profit and Pre-Tax Income goals were achieved (“target”); and

•	150% of the target bonus amount if 120% of the corporate Gross Profit and Pre-Tax Income goals were achieved (“maximum”).

The 2006 Bonus Plan also provided that the Compensation Committee and independent members of our Board of Directors may award, on the recommendation of our Chief Executive Officer, an additional amount in discretionary bonuses. For 2006, $245,000 was the maximum aggregate amount available for award in discretionary bonuses to executive officers and employees that were eligible to participate in the 2006 Bonus Plan.

Following the end of 2006, the Compensation Committee compared Amkor’s actual performance to the 2006 Bonus Plan’s performance targets for 2006 and applied the 2006 bonus formula to this actual performance. Applying the pre-established bonus formula to this financial performance resulted in bonuses at approximately 96% of target levels.

For 2006, the target and actual bonus amounts paid to our named executive officers (other than our Chief Executive Officer) were as follows:

			2006
		2006 Bonus	Discretionary
		Amount Earned	Bonus Amount
	2006 Target	Under Plan	Earned Under	2006 Actual
Executive	Bonus Amount	Formula	Plan	Bonus Amount

Kenneth T. Joyce	$300,000	$288,000	$12,000	$300,000	(1)
Oleg Khaykin	375,000	360,000	40,000	400,000
KyuHyun Kim	250,000	240,000	110,000	350,000
James M. Fusaro	250,000	240,000	10,000	250,000

(1)	Excludes a $175,000 special cash incentive bonus described under Special Incentive Bonuses.

At the Compensation Committee’s recommendation, James J. Kim, our Chairman and Chief Executive Officer, was awarded a cash bonus in the amount of $1.04 million based on Amkor’s performance for 2006. The 2006 Bonus Plan did not establish bonus targets or amounts for Mr. Kim. In the absence of a pre-approved bonus plan for Mr. Kim, the Compensation Committee and the independent members of our Board of Directors applied the formula set forth in the 2006 Bonus Plan for Amkor’s other executive officers and determined that it was appropriate to award Mr. Kim a bonus in the amount of $1.04 million.

Special Incentive Bonuses

From time to time, Amkor also awards special cash incentive bonuses, as deemed appropriate by the Compensation Committee. The purpose of these payments is to recognize significant individual contributions that would not, in the view of the Compensation Committee, be fully accounted for under our annual cash bonus program. The amount of any special cash incentive award for executive officers is determined and approved by the Compensation Committee and independent members of our Board of Directors. In 2006, Ken Joyce, our Chief Financial Officer, received a $175,000 special cash incentive award to recognize his contributions on key projects during 2006 such as, realignment of the debt components of our capital structure through a series of complex financings, which also resulted in a significant reduction in interest expense on a going forward basis. This was accomplished in a difficult environment with many ongoing management distractions, and in a time period during which financing had not been readily available to Amkor.

Long-term Incentive Compensation

Historically, Amkor has typically made stock option grants to executives on an annual basis with time-based vesting requiring continued service through each vesting date. The primary purpose of stock option grants at Amkor is to align all executives with each other and stockholders with a common goal of long-term stockholder value creation. Amkor believes that stock options motivate executives by allowing them to share in the value they create for stockholders. In 2005, we did not grant stock options to any of our named executive officers. In 2006, we granted stock options to our named executive officers that vest 100% two years from the date of grant. Amkor feels that stock options issued with exercise prices equal to fair market value on the date of grant that have a time-based vesting requirement can be an effective tool because the stock options only produce value to the extent that the employee continues to be employed by us and the stock price increases, which in turn creates value for all stockholders.

The number of stock options granted to our executive officers, and the frequency of such option grants is determined by the Chief Executive Officer and approved by the Compensation Committee. Although a number of factors are considered, the number of stock options granted to our executive officers is determined on a case-by-case, discretionary basis, rather than on a formula basis. Factors considered include the input of our Chief Executive Officer, individual performance potential and any retention concerns. In 2006, we engaged a compensation consulting firm to assess our stock option and equity granting procedures and practices and to make recommendations on possible improvements. In February 2007, based on the compensation consulting firm’s review, the Compensation Committee adopted a new Equity Award Policy which covers the approval and granting of stock options and other equity awards to employees.

We have also structured our compensation programs to comply with Section 409A of the Internal Revenue Code. During 2006, we conducted an internal review of past stock option grants which is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2006. As part of this review, it was determined that certain options granted after July 1, 2004 were granted at a discount from fair market value and therefore may be subject to adverse tax consequences under Section 409A of the Internal Revenue Code. Given the potential for adverse tax consequences for our employees under Section 409A, we offered eligible U.S. employees a voluntary choice to increase the exercise price of certain of their unvested stock options granted after July 1, 2004 to the fair market value on the option’s measurement date for reporting purposes in exchange for cash consideration equal to the product of the number of shares underlying the stock option and the difference between the fair market value on the option’s measurement and the current exercise price of the stock option. James M. Fusaro, our Corporate Vice President, Wire Bond Products, and a named executive officer, was eligible to participate in this offer. He accepted the offer and increased to $5.71 the exercise price of options to purchase 32,000 shares of our common stock in exchange for $24,960, which represented the difference between the prior exercise price and the amended exercise price multiplied by the number of options amended. None of our other executive officers participated in this offer because they did not have any options that were potentially impacted by Section 409A.

Timing of Grants

The Compensation Committee has not granted, nor does it intend in the future to grant, stock options to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement. In addition, discretionary stock option grants may not be made during certain “black out” periods established in connection with the public release of earnings information. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on stock option grant dates.

Other Compensation Elements

Health and Welfare Benefits.  Our executives are eligible to participate in benefit programs that are generally available to substantially all salaried, full-time employees, as determined by the country of their employment.

Retirement Benefits.  We do not have a pension in place for U.S. employees or executives. We do offer a tax-qualified 401(k) plan that, subject to IRS limits, allows executives and employees to contribute a portion of their cash compensation on a pre-tax basis to an account that is eligible to receive matching contributions. After one year of employment, we match employee contributions at a rate of 75% of the amount of compensation deferred by the participant, up to a maximum matching contribution of $6,000 per year. The match vests ratably over three years.

KyuHyun Kim, President of Amkor Technology Korea and our Head of Worldwide Manufacturing Operations, participates in a severance program that we provide our Korean executives. This severance program provides executives with a one-time lump sum benefit at the time of separation, which benefit is calculated based on average monthly salary, years of service and seniority.

Perquisites and Personal Benefits.  In addition to the health and welfare benefits generally available to all salaried, full-time employees, Amkor also provides certain named executive officers with annual medical screening. Although they make up a small portion of total compensation for our named executive officers, the purpose of these compensation elements is to promote the continuous well-being of our executives, and to ensure that our most critical employees are able to devote their attention to our ongoing success.

In 2006, we also provided our U.S.-based named executive officers with leased automobiles, which were available for personal use, and reimbursed them for fuel expenses. In December 2006, we terminated our leased automobile program for U.S. executives. In connection with the termination of the program, we made one-time payments of $14,000 to each of Messrs. Khaykin, Joyce and Fusaro, which could be applied by each executive toward the purchase of his vehicle. The $14,000 amount approximated the cost to us to terminate each lease. We also provided a one-time benefit of $28,000 to Mr. James Kim in connection with the termination of this program and the sale of two company-owned vehicles to Mr. Kim. We continue to provide KyuHyun Kim with a company-paid car.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) imposes limitations on the deductibility for federal income tax purposes of compensation over $1 million paid to each of our five most highly paid executive officers in a taxable year. Compensation above $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. Stock option awards generally are performance-based compensation meeting those requirements and, as such, are fully deductible provided that they have been granted by a committee whose members are non-employee directors. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, we have not adopted a policy requiring all compensation to be deductible. For 2006, certain amounts paid did not qualify as performance-based compensation and were not deductible.

Amkor’s stock option practices have been impacted by Statement of Financial Accounting Standards No. 123(R) Share-Based Payments (“SFAS No. 123(R)”). Pursuant to SFAS No. 123(R), we are required to record an expense on our income statement for all unvested stock options over their remaining vesting period.

Report Of The Compensation Committee Of The Board Of Directors

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for the fiscal year ended December 31, 2006. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in Amkor’s Annual Report on Form 10-K/A.

This report is submitted by the Compensation Committee.

Constantine N. Papadakis, Chair

Gregory K. Hinckley

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers (such five officers collectively, our “named executive officers”) at the end of 2006 for services rendered to us and our subsidiaries during 2006:

Summary Compensation Table

									Change in
									Pension Value
									and Non-
								Non-Equity	Qualified
							Option	Incentive Plan	Deferred	All Other
Name and Principal						Stock	Awards	Compensation	Compensation	Compensation
Position	Year	Salary		Bonus		Awards	(1)(2)	(3)	Earnings	(4)	Total

James J. Kim	2006	$963,846		$1,040,000	(5)	$—	$257,152	$—	$—	$43,692	$2,304,690
Chief Executive Officer and Chairman
Kenneth T. Joyce	2006	337,692		175,000	(6)	—	104,450	300,000	—	28,594	945,736
Executive Vice President and Chief Financial Officer
Oleg Khaykin	2006	366,923		—		—	119,628	400,000	—	35,191	921,742
Executive Vice President and Chief Operating Officer
KyuHyun Kim	2006	423,456	(7)	—		—	73,129	350,000	—	21,781 (7)	868,366	(7)
President, Amkor Technology Korea and Head of Worldwide Manufacturing Operations
James M. Fusaro	2006	355,387		—		—	92,673	250,000	—	61,061	759,121
Corporate Vice President, Wire Bond Products

Notes

(1)	The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R), and may include amounts from awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service- based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 3 to our Consolidated Financial Statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2007. See the Grants of Plan-Based Awards Table below for information on options granted in 2006. These amounts reflect the accounting expense for these awards, and do not correspond to the actual value, if any, that will be recognized by the named executive officers.

(2)	During August 2004, the Compensation Committee of our Board of Directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004. As a result, the expense for those awards has already been recognized. See the Outstanding Equity Awards at Fiscal Year End Table below for more information on outstanding stock option awards.

(3)	Amounts paid pursuant to the terms of the 2006 Bonus Plan, which contains both formula-based criteria and discretionary components (that apply only if certain financial criteria are met) which are described in more detail in the Compensation Discussion and Analysis above.

(4)	See the All Other Compensation Table below for additional information.

(5)	2006 bonus approved by the Board of Directors based on the same criteria as set forth in the 2006 Bonus Plan described above.

(6)	Special cash incentive award to recognize Mr. Joyce’s contributions on key projects during 2006, such as realignment of the debt components of our capital structure through a series of complex financings, which also resulted in a significant reduction in interest expense on a going forward basis.

(7)	Converted from Korean Won based on the daily average rate for the year ended December 31, 2006 (955Won = $1USD).

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table consist of the following:

						Proceeds
						from	One-Time
						Amending	Auto			Insurance		Executive
			Tax		401(k)	Outstanding	Allowance	Collective		Obligated by		Medical
	Auto		Gross-Ups		Match	Stock Options	Payments	Insurance by		Government		Screening
Name	Fringe(1)		(2)		(3)	(4)	(5)	Company(6)		(7)		(8)	Total

James J. Kim	$6,437		$2,840		$6,000	$—	$28,000	$—		$—		$415	$43,692
Kenneth T. Joyce	5,109		2,426		6,000	—	14,000	—		—		1,059	28,594
Oleg Khaykin	9,272		4,403		6,000	—	14,000	—		—		1,516	35,191
KyuHyun Kim	13,429	(9)	1,178	(9)	—	—	—	97	(9)	7,077	(9)	—	21,781	(9)(10)
James M. Fusaro	10,916		5,185		6,000	24,960	14,000	—		—			61,061

Notes

(1)	Represents personal use of leased automobiles by us and related charges paid by us for our named executive officers as follows: Mr. J. Kim — $5,437 for personal use and $1,000 in fuel charges; Mr. Joyce — $4,125 for personal use and $984 in fuel charges; Mr. Khaykin — $7,750 for personal use and $1,522 in fuel charges; Mr. Fusaro — $9,750 for personal use and $1,166 in fuel charges. For KyuHyun Kim, represents the cost to us of the following automobile related items: $4,840 in repairs, $6,925 in fuel, $917 in tolls and parking fees, and $747 in insurance premiums.

(2)	Represents consideration paid by us to the executive for taxes related to company-provided perquisites.

(3)	Represents our matching contributions to the participants’ 401(k) accounts.

(4)	Represents consideration from us related to amending the exercise price of outstanding stock options to increase the exercise price to the fair market value on the date of grant.

(5)	Represents a one-time payment related to the termination of the program under which certain executives had the use of company-leased or company-owned automobiles.

(6)	Represents supplemental company-paid collective insurance premiums for a policy where Amkor is not the beneficiary.

(7)	Represents supplemental company-paid premiums for insurance for which we are not the beneficiary (as obligated by the Korean government).

(8)	Represents the cost to us of annual executive medical screening.

(9)	Converted from Korean Won based on the daily average rate for the year ended December 31, 2006 (955Won = $1USD).

(10)	We have purchased a golf club membership (estimated value of approximately $400,000) that is used by Mr. KyuHyun Kim and other executives to entertain clients and for their personal use. Due to the flat fee nature of the membership and the fact that he is responsible for any personal charges incurred at the club, there is no incremental cost to us related to the personal use of the club membership and therefore no value has been ascribed to this item.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock option awards granted to the named executive officers for the fiscal year ended December 31, 2006.

									All Other
									Option
								All Other	Awards:		Grant Date
								Stock Awards:	Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Securities	Base Price	of Stock
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Underlying	of Option	and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options(#)(1)	Awards(2)	Awards(3)

James J. Kim	2/13/2006	—	—	—	—	—	—	—	95,000	$7.00	$462,234
Kenneth T. Joyce	2/13/2006	—	—	—	—	—	—	—	30,000	7.00	145,989
Oleg Khaykin	2/13/2006	—	—	—	—	—	—	—	35,000	7.00	170,297
KyuHyun Kim	2/13/2006	—	—	—	—	—	—	—	25,000	7.00	121,658
James M. Fusaro	2/13/2006	—	—	—	—	—	—	—	25,000	7.00	121,658

(1)	Represents the number of stock options granted to our named executive officers during our last fiscal year. These options were granted under the 1998 Stock Plan with a term of 10 years, subject to earlier termination upon certain events related to termination of employment. The options vest 100% twenty-four (24) months after the date of grant. Upon a qualified Retirement, the options will continue to vest for an additional twelve (12) months following the date of retirement. The optionee will then have thirty (30) days following such twelve (12) month period to exercise the option, provided that, in no event shall the option be exercisable beyond their expiration date.

(2)	All options were granted at fair market value (closing price for our common stock on the date of grant, as reported by Nasdaq).

(3)	The indicated present value amounts are based on the Black-Scholes option pricing model. For purposes of the Black-Scholes model, we assumed a volatility of 78.4%, a risk-free rate of return of 4.6%, a dividend yield of 0%, and an expected life of 5.8 years. Actual gains, if any, on exercise will be dependent on a number of factors, including our future performance and performance of our common stock, and overall market conditions as well as the holders’ continued employment through the vesting period. As a result, the indicated present values may vary substantially from actual realized values.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by our named executive officers as of December 31, 2006. There are no other stock awards currently outstanding and held by our named executive officers.

				Equity Incentive
	Number of	Number of		Plan Awards:
	Securities	Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option	Option
	Options	Options		Unexercised	Exercise	Expiration
Name	Exercisable(#)(1)	Unexercisable(#)		Unearned Options	Price	Date

James J. Kim	250,000	—		—	$10.79	2/22/2013
	250,000	—		—	10.79	4/4/2007
	250,000	—		—	12.40	6/26/2013
	31,250	28,750	(2)	—	5.31	11/12/2014
	—	95,000	(3)	—	7.00	2/13/2016
Kenneth T. Joyce	15,000	—		—	11.00	5/1/2008
	8,000	—		—	9.06	5/7/2009
	40,000	—		—	10.79	2/4/2011
	40,000	—		—	10.79	4/4/2012
	70,000	—		—	10.79	2/22/2013
	100,000	—		—	12.40	6/26/2013
	23,437	21,563	(2)	—	5.31	11/12/2014
	—	30,000	(3)	—	7.00	2/13/2016
Oleg Khaykin	150,000	—			9.18	5/12/2013
	10,000	—		—	12.40	6/26/2013
	26,041	23,959	(2)	—	5.31	11/12/2014
	—	35,000	(3)	—	7.00	2/13/2016
KyuHyun Kim	50,000	—		—	10.79	2/4/2011
	40,000	—		—	13.00	2/22/2012
	35,000	—		—	10.79	4/4/2012
	50,000	—		—	12.40	6/26/2013
	10,833	9,167	(4)	—	4.93	10/27/2014
	—	25,000	(3)	—	7.00	2/13/2016
James M. Fusaro	1,000	—		—	11.00	5/1/2008
	5,000	—		—	9.06	5/7/2009
	5,000	—		—	10.79	2/4/2011
	10,000	—		—	13.00	2/22/2012
	7,000	—		—	10.79	4/4/2012
	10,000	—		—	10.79	11/1/2012
	8,000	—		—	10.79	5/9/2013
	25,000	—		—	12.40	6/26/2013
	13,666	18,334	(5)	—	5.71	10/27/2014
	—	25,000	(3)	—	7.00	2/13/2016

(1)	During August 2004, the Compensation Committee of our Board of Directors approved the full vesting of all unvested outstanding employee stock options that were issued prior to July 1, 2004.

(2)	The option was granted on November 12, 2004 with the following vesting schedule: 25% of the options became exercisable 12 months after the grant date with 1/48th of the options becoming exercisable each month thereafter.

(3)	The option was granted on February 13, 2006 with the following vesting schedule: 100% of the options become exercisable 24 months after the grant date.

(4)	The option was granted on October 27, 2004 with the following vesting schedule: 25% of the options became exercisable 12 months after the grant date with 1/48th of the option shares becoming exercisable each month thereafter.

(5)	The option was granted on October 27, 2004 with the following vesting schedule: 25% of the option became exercisable 12 months after the grant date with 1/48th of the option shares becoming exercisable each month thereafter. In exchange for a cash payment of $24,960, these stock options were amended in December of 2006 to increase the exercise price from $4.93 to $5.71, the fair market value on the date of grant.

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise by the named executive officers during 2006. There are no stock awards currently outstanding and held by our named executive officers.

Option Awards
	Shares	Value
	Acquired on	Realized on
Name	Exercise(#)	Exercise(1)

James J. Kim	—	—
Kenneth T. Joyce	—	—
Oleg Khaykin	—	—
KyuHyun Kim	—	—
James M. Fusaro	8,000	$43,560

(1)	The value realized equals the difference between the option exercise price and the fair market value of Amkor common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

Severance Benefits

None of our U.S. executives has a pension benefit or post-retirement health coverage arrangement provided by Amkor. KyuHyun Kim participates in a severance benefit program under which Korean executives are entitled to a one-time lump sum benefit at the time of separation. This amount is calculated based on average monthly salary, years of service and seniority. Under this severance benefit, Mr. KyuHyun Kim will be entitled to certain benefits upon termination of his employment with Amkor, as follows:

Event
Compensation	Voluntary	Early	Normal	Involuntary	For Cause	Change-In
Component	Resignation	Retirement	Retirement(1)	Not For Cause	Termination	Control	Death	Disability

Korean Severance Liability Plan	$1,834,393	$1,834,393	$1,834,393	$1,834,393	$1,834,393	$1,834,393	$1,834,393	$1,834,393
Form of Payment(2)(3)	Lump Sum	Lump Sum	Lump Sum	Lump Sum	Lump Sum	Lump Sum	Lump Sum	Lump Sum

(1)	There is no normal retirement age for executives under the Korean Severance Liability Plan. The values presented assume Mr. Kim’s termination of employment at December 31, 2006.

(2)	Mr. Kim’s benefit is payable in the form of a lump sum which is calculated directly based on average monthly salary, years of service and seniority on the date of separation. The lump sum is payable immediately upon separation without any adjustment. As such, there is no conversion of an annuity to a lump sum and, thus, no need for assumptions concerning either mortality or a discount rate.

(3)	The exchange rate from Korean Won to U.S. dollars was based on the spot rate on December 31, 2006 (930Won = $1USD).

Post Employment Compensation

As described in Compensation Discussion and Analysis above, our named executive officers are employees at will and do not have employment, change-in-control or severance agreements with us. The information and related tables presented below reflect the amount of compensation that would become payable to our named executive officers upon certain events if the named executive officer’s employment had terminated on December 31, 2006. The figures shown are based on Amkor’s closing stock price on that date and any actual amounts paid under these scenarios, should they occur in the future, may be different. For purposes of this section, we have excluded amounts that would become payable under programs that are generally available to Amkor’s salaried employees (e.g., our 401(k) plan and company-provided life insurance).

Cash Payments upon Termination of Service

Amkor does not have any executive contracts or agreements that provide for cash severance payments for terminations of any kind for U.S.-based executives. Furthermore, there is no policy that obligates us to pay severance under any circumstances. In the past, we have had an informal practice regarding severance payments where employees whose service is involuntarily terminated due to a reduction in force have generally received three weeks of base salary pay for their first year of service and one week of base salary for every year of service thereafter. This practice and formula has been used typically for non-executive officers. For executives, our past practice has generally ranged from providing six to twelve months of base salary and in one case, approximately 24 months. Mr. KyuHyun Kim participates in a severance benefit plan whereby he will be entitled to certain benefits upon termination of employment with Amkor. These benefits are described under the Severance Benefits section above.

Treatment of Equity upon Termination

Our stock incentive plans and related award agreements provide that upon termination or death, unvested shares revert to the plans under which they were granted except upon a change of control or upon retirement for shares granted after April 4, 2001. The following table shows the additional vesting, if any, for unvested stock option awards and the exercise periods for vested stock option awards, if applicable, should the following events occur.

Treatment of Outstanding Stock Options upon Various Events
Voluntary	Normal	Involuntary	For Cause	Change In
Resignation	Retirement(1)	Not For Cause	Termination	Control	Death	Disability

No additional vesting; up to 3 months to exercise	No additional vesting; up to 12 months to exercise(2)	No additional vesting; up to 3 months to exercise	No additional vesting; up to 3 months to exercise	Accelerated vesting (if not assumed); up to 90 days to exercise	No additional vesting; up to 12 months to exercise	No additional vesting; up to 12 months to exercise

(1)	Normal Retirement is defined as termination of service on or after the date when the sum of (i) the optionee’s age (rounded down to the nearest whole month), plus (ii) the number of years (rounded down to the nearest whole month) that the optionee has provided services equals or is greater than seventy-five (75).

(2)	Shares granted after April 4, 2001 will continue to vest for 12 months following the optionee’s retirement. The optionee has an additional 30 days after such 12 month period to exercise his or her options.

Based on the treatment outlined in the preceding table, the following table shows the value attributable to the acceleration of vesting for outstanding stock options, if applicable, under each event. The value shown is based on a termination date of December 31, 2006 using the closing price of our common stock on that date, which was $9.34.

	Gain Related to Accelerated Vesting of Outstanding Stock Options
			Involuntary
	Voluntary	Normal	Not For	For Cause	Change-In
Compensation Component	Resignation	Retirement	Cause	Termination	Control	Death	Disability

James J. Kim	$—	$60,450	$—	$—	$338,163	$—	$—
Kenneth T. Joyce	—	45,338	—	—	157,099	—	—
Oleg Khaykin	—	50,375	—	—	178,455	—	—
KyuHyun Kim	—	22,050	—	—	98,926	—	—
James M. Fusaro	—	36,300	—	—	125,052	—	—

Director Compensation

Annual Retainer and Meeting Fees

We do not compensate directors, who are also employees or officers, for their services as directors. During 2006, non-employee directors received an annual retainer, which is paid quarterly, and Board and committee meeting fees. The cash compensation paid to our non-employee Board members in 2006 is set forth in the following table.

Annual Retainer for Board Members	$25,000	(1)
Fee per Committee Meeting for Committee Chairs:
Audit Committee	3,000	(2)
Compensation Committee	3,000	(3)
Nominating and Governance Committee	3,000	(3)
Fee per Board and Committee Meetings:
Board Meeting	2,000
Committee Meeting	2,000
Non-Regularly Scheduled and/or Telephonic Board or Committee Meeting Lasting Less Than Thirty Minutes	500	(4)
Non-Regularly Scheduled and/or Telephonic Board or Committee Meeting Lasting Thirty Minutes or Longer	2,000	(4)

(1)	Effective as of November 6, 2006, the annual retainer for Board members increased to $35,000.

(2)	Effective as of February 6, 2007, an annual retainer of $10,000 was approved for the chairman of the Audit Committee which replaced the additional $1,000 per meeting fee paid to committee chairs.

(3)	Effective as of February 6, 2007, an annual retainer of $5,000 was approved for the chairmen of the Compensation Committee and Nominating and Governance Committee which replaced the additional $1,000 per meeting fee paid to committee chairs.

(4)	Effective as of January 13, 2007, the fee per non-regularly scheduled and/or telephonic Board and Committee meetings is: (i) $500 for meetings lasting less than thirty minutes; (ii) $1,000 for meetings lasting between thirty minutes and one hour; and (iii) $2,000 for meetings lasting longer than one hour.

From time to time, the Board of Directors establishes special committees to address specific issues. During 2006, certain members of our Board served on such committees, which required a significant commitment of additional time and effort. The directors were compensated for their service on the special committees as set forth in the Summary Director Compensation Table below.

In addition to the retainer and meeting fees, we also reimburse non-employee directors for travel and other reasonable out-of-pocket expenses incurred by them in attending Board and Committee meetings.

Equity Compensation

Each non-employee director automatically received upon re-election to the Board of Directors at our 2006 Annual Meeting options to purchase 10,000 shares of our common stock under the terms of our 1998 Stock Plan, which was initially adopted by our Board of Directors in January 1998 and was amended and restated on August 24, 2005 (the “1998 Stock Plan”). The director option grants are automatic and non-discretionary. The 1998 Stock Plan provides for an initial grant of options to purchase 20,000 shares of our common stock to each new non-employee director when such individual first becomes an outside director. In addition, each non-employee director is automatically granted an additional option to purchase 10,000 shares of our common stock when the director is re-elected to the Board of Directors by our stockholders, provided that the director has served on our Board of Directors for at least six consecutive months prior to his re-election.

Director option grants have a term of ten years and vest in three equal installments on the anniversary dates of the date of grant. Subject to certain customary exceptions, unvested and unexercised vested options are forfeited if a director ceases to be a member of the Board of Directors. In the event of a merger or sale of all or substantially all of our assets, the acquiring entity or corporation may either assume all outstanding options or may substitute equivalent options. Following an assumption or substitution, if the director is terminated, other than upon a voluntary resignation, any assumed or substituted options will vest and become exercisable in full. If the acquiring entity does not either assume all of the outstanding options or substitute an equivalent option, each option issued will immediately vest and become exercisable in full. The 1998 Stock Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

Historically, grants to non-employee directors were granted under our 1998 Director Option Plan (the “Director Plan”), which was adopted by our Board of Directors in January 1998 and has terms substantially similar to the 1998 Stock Plan. Future grants to non-employee directors may be granted under the Director Plan or the 1998 Stock Plan.

Summary Director Compensation Table for 2006

The following table shows compensation information for our non-employee directors for the fiscal year ended December 31, 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
	Fees Earned or		Stock	Option		Plan	Compensation	Other
Name	Paid in Cash		Awards	Awards(2)		Compensation	Earnings	Compensation	Total

Winston J. Churchill	$118,000	(1)	$—	$26,965	(3)(5)	$—	$—	$—	$144,965
John T. Kim	50,000	(1)	—	29,511	(3)(5)	—	—	—	79,511
Roger A. Carolin	115,250	(1)	—	30,648	(3)(4)(5)	—	—	—	145,898
Constantine N. Papadakis	97,500	(1)	—	23,780	(3)(5)	—	—	—	121,280
James W. Zug	133,000	(1)	—	21,234	(3)(5)	—	—	—	154,234
Gregory K. Hinckley	121,500	(1)	—	21,234	(3)(5)	—	—	—	142,734

Notes

(1)	Includes fees that were earned during the last fiscal year, but paid in the current fiscal year as follows: Mr. Churchill — $12,000; Mr. Kim — $10,000; Mr. Carolin — $16,000; Dr. Papadakis — $10,000; Mr. Zug — $17,000; and Mr. Hinckley — $15,500. Also includes fees earned by the directors for service on special committees of the Board during 2006 as follows: Mr. Churchill — $50,000; Mr. Carolin — $50,000; Dr. Papadakis — $35,000; Mr. Zug — $50,000; and Mr. Hinckley — $50,000.

(2)	The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R), and may include amounts from awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 3 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2007.

(3)	Under the current Director compensation program, non-employee directors receive an annual grant of 10,000 stock options. For 2006, stock options were granted on August 8, 2006 with an exercise price of $5.82, the closing price of our common stock on the date of grant. The fair value of the annual director grants was $43,100 or $4.31 per share. One-third (1/3) of the options become exercisable on each of the first, second and third anniversaries of the grant date.

(4)	Upon initial election to the Board, directors are granted options to purchase 20,000 shares of our common stock. Mr. Carolin was granted, in connection with his appointment to our Board of Directors on February 7, 2006, options to purchase 20,000 shares of our common stock at an exercise price of $5.87, the closing price of our common stock on the date of grant. The aggregate fair value of the annual director grants for 2006 was $83,400, or $4.17 per share. One-third of the options granted become exercisable on each of the first, second and third anniversaries of the grant date.

(5)	Outstanding stock options as of December 31, 2006 for Amkor’s directors are as follows: Mr. Churchill — 75,000; Mr. Kim — 30,000; Mr. Carolin — 30,000; Dr. Papadakis — 30,000; Mr. Zug — 53,333; and Mr. Hinckley — 75,000. None of our directors hold any stock awards.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of March 31, 2007 by:

•	each person or entity who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors; and

•	each named executive officer.

	Number of	Percentage
Name and Address	Shares(#)(a)	Ownership(%)

James J. Kim Family Control Group(b)	87,444,424	45.23%
1900 S. Price Road, Chandler, AZ 85248
FMR Corp.(c)	26,074,645	14.53
82 Devonshire Street, Boston, MA 02109
Roger A. Carolin(d)	16,667	*
Winston J. Churchill(e)	76,201	*
James M. Fusaro(f)	93,047	*
Kenneth T. Joyce(g)	322,404	*
Gregory K. Hinckley(h)	67,001	*
Oleg Khaykin(i)	191,250	*
James J. Kim(j)	27,007,067	14.63
John T. Kim(k)	30,724,689	16.39
KyuHyun Kim(l)	195,862	*
Constantine N. Papadakis(m)	6,667	*
James W. Zug(n)	65,101	*
All directors and Named Executive Officers(o)	58,765,956	30.36

* Represents less than 1%

(a)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any share over which the individual or entity has voting power or investment power. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that will become exercisable on or before May 30, 2007 are deemed outstanding. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned.

(b)	Represents 27,007,067 shares held by James J. Kim of which 537,500 shares are issuable upon exercise of stock options that will become exercisable on or before May 30, 2007, and 4,672,897 shares that are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013; 8,180,423 shares held by Agnes C. Kim; 15,792,457 shares held by David D. Kim, of which 1,335,113 shares are subject to shared voting and investment power; 21,682,909 shares held by Susan Y. Kim, of which 15,425,565 shares are subject to shared voting and investment power; 30,718,022 shares held by John T. Kim, of which 13,957,344 shares are held by the John T. Kim Trust of 12/31/87; 16,760,678 shares are subject to shared voting and investment power and 8,010,678 of these shares are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013; 14,457,344 shares held by the David D. Kim Trust of 12/31/87; 6,257,344 shares held by the Susan Y. Kim Trust of 12/31/87; 2,733,334 shares held by the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, all of which are subject to shared voting and investment power; 2,733,333 shares held by the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello, all of which are subject to shared voting and investment power; and 2,733,333 shares held by the Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello, all of which are subject to shared voting and investment power; 817,557 shares held by The James and Agnes Kim Foundation, Inc. of which 667,557 shares are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013; 1,345,113 shares, held by the Trust U/D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello; 1,345,113 shares held by the Trust U/D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello; 1,345,113 shares held by the Trust U/D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello; 1,345,113 shares held by the Trust U/D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim; 1,345,113 shares held by the Trust U/D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim, of which, with respect to each of the foregoing amounts of 1,345,113 shares, 1,335,113 shares are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013 and all of which are subject to shared voting and investment power; 1,335,113 shares held by the Trust U/D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim, all of which are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013 and are subject to shared voting and investment power; and 500,000 shares held by the Trust U/D of John T. Kim dated 10/27/04 f/b/o his children, all of which are subject to shared voting and investment power.

Each of the individuals, trusts, and the James and Agnes Kim Foundation, Inc., listed above, may be deemed members of the James J. Kim Family Control Group (the “James J. Kim Family”) under Section 13(d) of the Exchange Act on the basis that the trust agreement for certain of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with the James J. Kim Family and it is likely that the trustees of the other trusts will do the same. James J. and Agnes C. Kim are husband and wife. David D. Kim, John T. Kim and Susan Y. Kim are the children of James J. and Agnes C. Kim. Each of the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987 has as their sole trustee David D. Kim, John T. Kim and Susan Y. Kim, respectively. Susan Y. Kim is the parent of Alexandra Panichello, Jacqueline Panichello and Dylan Panichello and is the co-trustee of each of her children’s trusts along with John T. Kim. These trusts are as follows: Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Alexandra Panichello, Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Jacqueline Panichello, and Trust U/D of Susan Y. Kim dated 4/16/98 f/b/o Dylan Panichello. John T. Kim established the “Trust U/D of John T. Kim dated 10/27/04 f/b/o his children” with himself and Susan Y. Kim as co-trustees. James J. Kim has established trusts for each of the children of Susan Y. Kim, John T. Kim, and David D. Kim as follows: Trust U/D of James J. Kim dated 10/3/94 f/b/o Jacqueline Mary Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 12/24/92 f/b/o Alexandra Kim Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 10/15/01 f/b/o Dylan James Panichello (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 10/15/01 f/b/o Allyson Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), Trust U/D of James J. Kim dated 11/17/03 f/b/o Jason Lee Kim (John T. Kim and Susan Y. Kim as co-trustees), the Trust U/D of James J. Kim dated 11/11/05 f/b/o Children of David D. Kim (John T. Kim and David D. Kim as co-trustees). The trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust.

The James J. Kim Family may be deemed to have beneficial ownership of 87,444,424 shares or approximately 45.23% of the outstanding shares of common stock. Each of the foregoing persons stated that the filing of their beneficial ownership reporting statements shall not be construed as an admission that such person is, for the purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of the shares of common stock reported as beneficially owned by the other such persons.

(c)	As reported by FMR Corp. and Edward C. Johnson 3d, chairman of FMR Corp., on a Schedule 13G/A filed with the SEC on February 14, 2007. FMR Corp. reported that it has sole voting power with respect to 2,201,382 shares and sole investment power for 26,074,645 shares. Mr. Johnson reported he has sole voting and investment power for 26,074,645 shares.

(d)	Includes 6,667 shares issuable upon the exercise of stock options that will become exercisable by Mr. Carolin on or before May 30, 2007.

(e)	Includes 55,001 shares issuable upon the exercise of stock options that will become exercisable by Mr. Churchill on or before May 30, 2007.

(f)	Includes 88,833 shares issuable upon the exercise of stock options that will become exercisable by Mr. Fusaro on or before May 30, 2007.

(g)	Includes 301,125 shares issuable upon the exercise of stock options that will become exercisable by Mr. Joyce on or before May 30, 2007.

(h)	Includes 55,001 shares issuable upon the exercise of stock options that will become exercisable by Mr. Hinckley on or before May 30, 2007.

(i)	Includes 191,250 shares issuable upon the exercise of stock options that will become exercisable by Mr. Khaykin on or before May 30, 2007.

(j)	Includes 537,500 shares issuable upon the exercise of options that will become exercisable on or before May 30, 2007 and 4,672,897 shares that are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013. Does not include 8,180,423 shares owned by Agnes C. Kim, Mr. Kim’s spouse, of which Mrs. Kim has sole voting and investment power. Mr. James J. Kim disclaims beneficial ownership of such 8,180,423 shares. Does not include 817,557 shares held by the James and Agnes Kim Foundation, Inc. of which 667,557 shares are issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013. Mr. Kim disclaims beneficial ownership of such 817,557 shares.

(k)	Includes 6,667 shares issuable upon the exercise of options that will become exercisable on or before May 30, 2007 and 13,957,344 shares held by the John T. Kim Trust of 12/31/87, of which John T. Kim, has sole voting and investment power, and 16,760,678 shares held by various trusts established for the children of Susan Y. Kim, John T. Kim and David D. Kim, of which Mr. John T. Kim as co-trustee has shared voting and investment power; 8,010,678 of these shares are issuable upon conversion of convertible notes which are convertible at any time prior to the maturity date of December 1, 2013. Mr. John T. Kim disclaims beneficial ownership of such 16,760,678 shares.

(l)	Includes 187,916 shares issuable upon the exercise of stock options that will become exercisable by Mr. KyuHyun Kim on or before May 30, 2007.

(m)	Includes 6,667 shares issuable upon the exercise of stock options that will become exercisable by Dr. Papadakis on or before May 30, 2007.

(n)	Includes 33,334 shares issuable upon the exercise of stock options that will become exercisable by Mr. Zug on or before May 30, 2007.

(o)	Includes 1,469,961 shares issuable upon the exercise of stock options that will become exercisable on or before May 30, 2007, and 12,683,575 shares issuable upon the conversion of convertible notes that are convertible at any time prior to the maturity date of December 1, 2013.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2006:

			Number of
			Securities
			Remaining
			Available for
			Future Issuance
	Number of	Weighted-	Under Equity
	Securities to be	Average	Compensation
	Issued Upon	Exercise Price	Plan (excluding
	Exercise of	of	Securities
	Outstanding	Outstanding	Reflected in
	Options(#)	Options	Column(#)(a)

Equity compensation plans approved by stockholders	15,208,189	$10.42	7,016,060	(1)(2)
Equity compensation plans not approved by stockholders	125,900	$17.23	345,600	(3)

Total equity compensation plans	15,334,089		7,361,660

(1)	As of December 31, 2006, 141,666 shares of common stock were reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan allows a total of 300,000 shares of common stock reserve for issuance under the plan. This plan does not have a replenishment provision and as of December 31, 2006, 141,666 shares were available for future grants. The Director Option Plan will terminate in January 2008 unless sooner terminated by the Board of Directors.

(2)	As of December 31, 2006, a total of 6,874,394 shares were reserved for issuance under the 1998 Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 5,000,000 as of each January 1. On January 1, 2007, no additional shares were made available pursuant to the annual replenishment provision.

(3)	As of December 31, 2006, a total of 345,600 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2007, no additional shares were made available pursuant to the annual replenishment provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Related Party Transactions

As of March 31, 2007, Mr. James J. Kim and members of his immediate family and related trusts beneficially owned approximately 45.2% of our outstanding common stock.

In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer, and certain Kim family members. The 2013 Notes are convertible into Amkor’s common stock and are subordinated to the prior payment in full of all of Amkor’s senior and senior subordinated debt. See Note 12 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2007 for additional information.

Mr. JooHo Kim is an employee of Amkor and a brother of James J. Kim, our Chairman and Chief Executive Officer. Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.11% of Anam Information Technology, Inc., a company that provided computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue services, and such services continue to decrease in volume. The services provided by Anam Information Technology are subject to competitive bid. During 2006, 2005, and 2004, purchases from Anam Information Technology, Inc. were $0.3 million, $1.8 million and $1.2 million, respectively. Amounts due to Anam Information Technology, Inc. at December 31, 2006 and 2005 were $0 million and $0.3 million, respectively.

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

We entered into indemnification agreements with our officers and directors. These agreements contain provisions that may require us, among other things, to indemnify the officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature). We also agreed to advance them any expenses for proceedings against them that we agreed to indemnify them from.

Review and Approval of Related Party Transactions

The Audit Committee of the Board of Directors reviews and approves in advance proposed related party transactions, including those required to be disclosed under SEC rules.

Director Independence

The Board of Directors determined prior to and in connection with the election of directors at our 2006 Annual Meeting of Stockholders that each of Messrs. Carolin, Churchill, Hinckley, Papadakis and Zug is independent under the listing standards of The Nasdaq Stock Market and SEC rules. In reaching a determination that Mr. Churchill is independent under the Nasdaq listing standards and SEC rules, the Board of Directors considered certain relationships between entities affiliated with Mr. Churchill and entities affiliated with James J. Kim. None of these relationships involved Amkor. The Board determined that it is reasonable to conclude Mr. Churchill satisfies the independence requirements set forth by both Nasdaq and the SEC.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to PricewaterhouseCoopers

The following table shows the fees paid by us to PricewaterhouseCoopers LLP, our independent registered public accounting firm, or accrued by us for fiscal years 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(In thousands)

Audit fees	$4,507	$3,017
Audit-related fees(a)	39	77
Tax fees(b)	620	749
All other fees	33	52

Total	$5,199	$3,895

(a)	Audit-related fees consist primarily of fees associated with employee benefit plan audits, accounting consultations and due diligence related activity performed.

(b)	Tax fees consist of fees associated with tax compliance services.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm, PricewaterhouseCoopers, in accordance with the Amkor Audit and Non-Audit Services Pre-Approval Policy. This policy provides for pre-approval of audit, audit-related, tax services and other services specifically described by the Audit Committee. The policy also provides for the general approval of additional individual engagements, which, if they exceed certain pre-established thresholds, must be separately approved by the Audit Committee.

This policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such pre-approval decisions must be reported to the Audit Committee. All of the services provided by PricewaterhouseCoopers during the year ended December 31, 2006 were approved by the Audit Committee. Additionally, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15.	Exhibits, Financial Statement Schedules.

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

/s/  James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: April 27, 2007

EXHIBIT INDEX

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