Form 10-Q
period 2007-03-31
AMKOR TECHNOLOGY INC
filed 2007-05-04
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
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

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2007 was 179,732,866.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

		Page
		No.

PART I. Financial Information
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2007 and 2006	2
	Condensed Consolidated Balance Sheets — March 31, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2007 and 2006	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34

PART II. Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	50
Signatures		51
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-12.1
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)

Net sales	$650,988	$645,089
Cost of sales	503,650	490,352

Gross profit	147,338	154,737

Operating expenses:
Selling, general and administrative	62,667	60,204
Research and development	9,625	9,430
Provision for legal settlements and contingencies	—	1,000

Total operating expenses	72,292	70,634

Operating income	75,046	84,103

Other (income) expense:
Interest expense, net	35,160	41,157
Interest expense, related party	1,563	1,788
Foreign currency (gain) loss	(15)	3,928
Debt retirement (gain) loss, net	—	(471)
Other (income) expense, net	(686)	(465)

Total other expense	36,022	45,937

Income before income taxes and minority interests	39,024	38,166
Income tax expense	4,107	3,612

Income before minority interests	34,917	34,554
Minority interests, net of tax	(327)	(115)

Net income	$34,590	$34,439

Net income per common share:
Basic	$0.19	$0.19

Diluted	$0.18	$0.19

Shares used in computing net income per common share:
Basic	178,513	176,801
Diluted	206,540	190,764

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$177,138	$244,694
Restricted cash	2,510	2,478
Accounts receivable:
Trade, net of allowances	381,394	380,888
Other	5,520	5,969
Inventories, net	147,835	164,178
Other current assets	39,947	39,650

Total current assets	754,344	837,857
Property, plant and equipment, net	1,428,082	1,443,603
Goodwill	672,345	671,900
Intangibles, net	26,911	29,694
Investments	6,006	6,675
Restricted cash	1,680	1,688
Other assets	51,612	49,847

Total assets	$2,940,980	$3,041,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$120,681	$185,414
Trade accounts payable	284,824	291,847
Accrued expenses	143,774	145,501

Total current liabilities	549,279	622,762
Long-term debt	1,629,278	1,719,901
Long-term debt, related party	100,000	100,000
Pension and severance obligations	182,985	170,070
Other non-current liabilities	34,155	30,008

Total liabilities	2,495,697	2,642,741

Commitments and contingencies (see Note 15)
Minority interests	4,877	4,603

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 179,427 in 2007 and 178,109 in 2006	179	178
Additional paid-in capital	1,454,519	1,441,194
Accumulated deficit	(1,006,800)	(1,041,390)
Accumulated other comprehensive loss	(7,492)	(6,062)

Total stockholders’ equity	440,406	393,920

Total liabilities and stockholders’ equity	$2,940,980	$3,041,264

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$34,590	$34,439
Depreciation and amortization	71,364	66,061
Other non-cash items	4,055	15,007
Changes in assets and liabilities	13,440	3,462

Net cash provided by operating activities	123,449	118,969

Cash flows from investing activities:
Payments for property, plant and equipment	(51,386)	(79,098)
Proceeds from the sale of property, plant and equipment	3,945	923
Other investing activities	(1,177)	—

Net cash used in investing activities	(48,618)	(78,175)

Cash flows from financing activities:
Borrowings under revolving credit facilities	35,221	63,092
Payments under revolving credit facilities	(45,272)	(52,628)
Payments for debt issuance costs	(351)	(485)
Payments on long-term debt	(145,149)	(32,742)
Proceeds from issuance of stock through stock compensation plans	12,524	832

Net cash used in financing activities	(143,027)	(21,931)

Effect of exchange rate fluctuations on cash and cash equivalents	640	805

Net increase (decrease) in cash and cash equivalents	(67,556)	19,668
Cash and cash equivalents, beginning of period	244,694	206,575

Cash and cash equivalents, end of period	$177,138	$226,243

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,240	$40,400
Income taxes	$5,098	$1,508
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$—	$17,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Condensed Consolidated Financial Statements and related disclosures as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2006 Condensed Consolidated Balance Sheet data was derived from audited financial statements , but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest annual report for the year ended December 31, 2006 filed on Form 10-K with the SEC on February 26, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

New Accounting Standards.

Recently Adopted Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We adopted the provisions of SFAS No. 155 on January 1, 2007. The adoption of this statement did not have any impact on our financial statements and disclosures.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We adopted the provisions of EITF Issue No. 06-03 on January 1, 2007. We present applicable taxes on a net basis in our consolidated financial statements. The adoption of Issue No. 06-03 did not have a material impact on our financial statements and disclosures.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the opening balance of retained earnings. See Note 4 for more information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS Statement No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit pension plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. We adopted the recognition provisions of SFAS No. 158 and initially applied those to the funded status of our defined benefit pension plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit pension plans resulted in a decrease in stockholders’ equity of $11.8 million, which was net of a tax benefit of $0.8 million.

SFAS No. 158 also requires that the funded status of a plan be measured as of the date of the year-end statement of financial position effective for fiscal years ending after December 15, 2008. We currently measure our funded status as of the balance sheet date. Accordingly, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements.

Recently Issued Standards

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements and disclosures.

2.	Stock Compensation Plans

We account for our stock option plans in accordance with SFAS No. 123(R) Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based employee compensation expense included in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Cost of sales	$329	$281
Selling, general, and administrative	472	814

Stock-based compensation expense	$801	$1,095

Stock Option Plans.  Substantially all of the options granted are generally exercisable pursuant to a two, three or four-year vesting schedule and the term of the options granted is no longer than ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of March 31, 2007 is shown below.

	1998 Director	1998 Stock	2003 Inducement
Stock Option Plans	Option Plan	Plan	Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at March 31, 2007	141,666	7,320,367	368,600

In order to calculate the fair value of stock options at the date of grant, we used the Black-Scholes option pricing model. Expected volatilities are weighted based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to calculate weighted average fair values of the options granted for the three months ended March 31, 2006. There were no grants during the three months ended March 31, 2007:

For the Three
Months Ended
March 31,
2006

Expected life (in years)	5.8
Risk-free interest rate	4.6%
Volatility	77%
Dividend yield	—
Weighted average grant date fair value per option granted	$4.83

The intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $3.3 million and $0.6 million, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of all option activity for the three months ended March 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2006	15,334,089	$10.47
Granted	—	—
Exercised	(1,318,017)	9.50
Forfeited or expired	(600,277)	12.70

Outstanding at March 31, 2007	13,415,795	10.47	5.56	$32,641,306

Exercisable at March 31, 2007	11,549,651	11.22	5.12	$20,212,957

Fully vested and expected to vest at March 31, 2007	13,298,228	10.51	5.54	$31,858,320

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $5.6 million as of March 31, 2007, which is expected to be recognized over a weighted-average period of 1.4 years.

For the three months ended March 31, 2007 and 2006, cash received from option exercises under all share-based payment arrangements was $12.5 million and $0.8 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan (ESPP).  A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. During 2006, we issued 999,981 shares under the plan at a weighted average fair value of $2.78 per share.

We valued our ESPP purchase rights using the Black-Scholes option pricing model, which incorporates the assumptions noted in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For the Three
Months Ended
March 31,
2006

Expected life (in years)	0.5
Risk-free interest rate	4.4%
Volatility	64%
Dividend yield	—

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The components of comprehensive income are summarized below:

	For the Three
	Months Ended March 31,
	2007	2006
	(In thousands)

Net income	$34,590	$34,439
Unrealized loss on investments, net of tax	(712)	(2,570)
Change in unrecognized pension costs, net of tax	123	—
Foreign currency translation adjustment	(841)	2,301

Total comprehensive income	$33,160	$34,170

The components of accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Unrealized gains on securities	$248	$960
Unrecognized pension costs	(11,712)	(11,835)
Cumulative unrealized foreign currency translation gains	3,972	4,813

Total accumulated other comprehensive loss	$(7,492)	$(6,062)

4.	Income Taxes

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

Income tax expense for the three months ended March 31, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. Our effective tax rate reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2007, we had U.S. net operating loss carryforwards totaling $400.2 million, which expire at various times through 2027. Additionally, at March 31, 2007, we had $60.0 million of non-U.S. operating loss carryforwards, which expire at various times through 2012.

We maintain a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

We adopted the provisions of FIN 48 on January 1, 2007. We recognized no cumulative effect of the adoption of FIN 48 to the opening balance of retained earnings as a result of the implementation of FIN 48. The total amount of unrecognized tax benefits upon adoption of FIN 48 is $11.8 million. The gross amount of unrecognized tax benefits resulting from prior periods did not change during the quarter ended March 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million as of January 1, 2007 and March 31, 2007.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recognized less than $0.1 million of interest and penalties in the income statement for the quarter ended March 31, 2007 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in long-term liabilities in connection with our unrecognized tax benefits is $0.3 million and $0.4 million as of January 1, 2007 and March 31, 2007, respectively.

As of January 1, 2007 and March 31, 2007, the following tax years remain subject to examination in the following major tax jurisdictions:

China — 2001 through 2006
Japan — 2001 through 2006
Korea — 2001 through 2006
Philippines — 2003 through 2006
Singapore — 2004 through 2006
Taiwan — 2001 through 2006
United States (Federal) — 2003 through 2006

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three
	Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share data)

Net income	$34,590	$34,439
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,187	—
Interest on 6.25% convertible notes due 2013, net of tax	1,563	1,788

Net income — diluted	$37,340	$36,227

Weighted average shares outstanding — basic	178,513	176,801
Effect of dilutive securities:
Stock options	1,653	—
Employee stock purchase plan	—	612
2.5% convertible notes due 2011	13,023	—
6.25% convertible notes due 2013	13,351	13,351

Weighted average shares outstanding — diluted	206,540	190,764

EPS:
Basic	$0.19	$0.19
Diluted	$0.18	$0.19

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Stock options	4,777	15,065
5.0% convertible notes due 2007	2,042	2,554
5.75% convertible notes due 2013	—	3,781

Total potentially dilutive shares	6,819	21,400

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	4,777	15,065

6.	Accounts Receivable

Accounts receivable, trade consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Accounts receivable	$392,669	$392,370
Allowance for sales credits	(9,842)	(9,247)
Allowance for doubtful accounts	(1,433)	(2,235)

	$381,394	$380,888

7.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Raw materials and purchased components, net of reserves of $30.1 million and $25.5 million, respectively	$109,327	$126,492
Work-in-process	35,599	34,676
Finished goods	2,909	3,010

	$147,835	$164,178

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Land	$110,309	$110,730
Land use rights in China	19,945	19,945
Buildings and improvements	790,857	790,847
Machinery and equipment	2,082,132	2,057,939
Furniture, fixtures and other equipment	143,078	141,621
Construction and assets in progress	18,002	8,617

	3,164,323	3,129,699
Less — Accumulated depreciation and amortization	(1,736,241)	(1,686,096)

	$1,428,082	$1,443,603

The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Condensed Consolidated Balance Sheets:

	For the Three Months
	Ended
	March 31,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$51,386	$79,098
Increase in property, plant, and equipment in accounts payable and accrued expenses, net	3,935	23,854

Property, plant and equipment additions	$55,321	$102,952

9.	Goodwill and Other Intangibles Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2006	$671,900
Additions	782
Translation adjustments	(337)

Balance as of March 31, 2007	$672,345

In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to an earn-out provision in connection with our investment in Unitive Semiconductor Taiwan (“UST”).

During the second quarter of 2006, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we performed our annual impairment test on goodwill and as the fair value of our packaging service exceeded its carrying value, we concluded that goodwill was not impaired.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles as of March 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,860	$(52,782)	$22,078
Customer relationship and supply agreements	8,858	(4,025)	4,833

	$83,718	$(56,807)	$26,911

Intangibles as of December 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,468	$(50,167)	$24,301
Customer relationship and supply agreements	8,858	(3,465)	5,393

	$83,326	$(53,632)	$29,694

Amortization of identifiable intangible assets was $3.2 million and $2.3 million for the three months ended March 31, 2007 and 2006.

Based on the amortizing assets recognized in our balance sheet at March 31, 2007, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2007 Remaining	$7,058
2008	9,252
2009	4,494
2010	2,540
2011	860

10.	Investments

Investments include non-current marketable securities and equity investments as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)

Marketable securities classified as available for sale:
Dongbu Electronics Inc. (ownership of 1% at March 31, 2007 and December 31, 2006)	$5,975	$6,643
Other marketable securities classified as available for sale	31	31

Total marketable securities	6,006	6,674
Equity investments	—	1

	$6,006	$6,675

As of March 31, 2007 and December 31, 2006, unrealized gains of $0.2 million and $1.0 million are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Accrued interest	$34,232	$22,721
Accrued payroll	23,393	39,998
Customer advances	15,447	17,533
Accrued income taxes	4,565	5,382
Other accrued expenses	66,137	59,867

	$143,774	$145,501

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2007	2006
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	300,000	300,000
Senior notes
9.25% Senior notes due February 2008	88,206	88,206
7.125% Senior notes due March 2011	248,934	248,877
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	400,000
Senior subordinated notes
10.5% Senior subordinated notes due May 2009	21,882	21,882
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	—	142,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Debt of subsidiaries
Secured term loans
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	7,568	8,411
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	44,559	45,024
Secured equipment and property financing	10,953	12,626
Revolving credit facilities	12,837	22,571
Other debt	20	296

	1,849,959	2,005,315
Less: Short-term borrowings and current portion of long-term debt	(120,681)	(185,414)

Long-term debt (including related party)	$1,729,278	$1,819,901

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based interest rate at March 31, 2007 was 6.85%; however, no borrowings were outstanding on this credit facility. Amkor Technology, Inc., along with, Unitive Inc. (“Unitive”) and Unitive Electronics, Inc. (“UEI”), were co-borrowers under the loan and granted a first priority lien on substantially all of their assets, excluding inter-company loans and the capital stock of foreign subsidiaries and certain domestic subsidiaries. In November 2006, Unitive and UEI were merged into Amkor. As of March 31, 2007, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bears interest at a rate of LIBOR plus 450 basis points (9.86% and 9.87% at March 31, 2007 and December 31, 2006, respectively); and matures in October 2010. In 2006, we liquidated certain of our subsidiaries, and Unitive, UEI, Amkor International Holdings, LLC (“AIH”) and P-Four, Inc. (“P-Four”) ceased to be guarantors under the term loan. The second lien term loan is secured by a second lien on substantially all of our U.S. subsidiaries’ assets, including a portion of the shares of certain of our foreign subsidiaries. As of October 27, 2006 we have the option to prepay the loan at any time, subject to an initial prepayment premium of 3% of the principal amount prepaid. The second lien term loan agreements contain a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts. The second lien term loan was refinanced and paid in full on April 5, 2007. See Subsequent Events Note 18 for further details.

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

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium. Prior to March 15, 2007, we could have redeemed up to 35% of the aggregate principal amount of the 2011 Notes from the proceeds of one or more equity offerings at a price of 107.125% of the principal amount plus accrued and unpaid interest. No redemptions were made as of March 31, 2007.

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes are not redeemable at our option until May 2008.

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the 2016 Notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 2008 Notes, and to pay respective accrued interest and tender premiums.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the May 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. As of March 31, 2007, the 2009 Notes were redeemable at our option at a price of 101.25% of the principal of the notes plus accrued and unpaid interest.

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

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time prior to the maturity date into our common stock at a price of $14.59 per share, subject to adjustment. The May 2011 Notes are subordinated to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums.

In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes are convertible at any time prior to the maturity date into our common stock at any time at a conversion price of $57.34 per share, subject to adjustment. The 2007 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. In 2003, we recorded a $2.5 million loss on extinguishment related to premiums paid for the purchase of the 2007 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. In June 2006, we repurchased $4.0 million of our 2007 Notes at 99.875%. In March 2007, we repaid the remaining balance of $142.4 million at the maturity date with cash on hand.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to James J. Kim, our Chairman and Chief Executive Officer, and certain Kim family members. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at an initial price of $7.49 per share (the market price of our common stock on the date of issuance of the December 2013 Notes was $6.20 per share), subject to adjustment. The December 2013 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC registering the notes and the shares of common stock issuable upon conversion, pursuant to the requirements of a registration rights agreement. The proceeds from the sale of the

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2013 Notes were used to purchase a portion of the 2006 Notes described above. The December 2013 Notes are not redeemable at our option until December 2010.

Debt of Subsidiaries

Secured Term Loans

In June 2005, UST entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.28% and 4.23% as of March 31, 2007 and December 31, 2006). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In September 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a short-term interim financing arrangement with two Taiwanese banks for NT$1.0 billion (approximately $30.0 million) (the “Bridge Loan”) in connection with a syndication loan led by the same lenders. In November 2005, ATT finalized the NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. At March 31, 2007 and December 31, 2006, the interest rate was 3.31% and 3.22%, respectively. A portion of the Syndication Loan was used to pay off the Bridge Loan. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor Technology, Inc., is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at March 31, 2007 and December 31, 2006, was 6.14%. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2007, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at March 31, 2007 ranged from 1.13% to 1.22%, and December 31, 2006 from 0.97% to 1.04%. Amounts drawn on the line of credit were $12.8 million and $7.6 million at March 31, 2007 and December 31, 2006, respectively.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2007, that accrues interest at TIBOR plus 0.5%. The interest rate at

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2007 and at December 31, 2006 was 1.13% and 0.92%, respectively. There were no amounts drawn on the line of credit as of March 31, 2007 and December 31, 2006, respectively.

In March 2007, our Philippine subsidiary renewed and increased its revolving line of credit from 795.0 million Philippine peso (approximately $15.5 million) to 895.0 million Philippine peso (approximately $18.5 million), maturing May 2007, that accrues interest at LIBOR plus 1.0% (6.32% at March 31, 2007). There were no amounts outstanding at March 31, 2007 and December 31, 2006, respectively. We expect to renew the line again in May 2007.

In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which accrues interest at LIBOR plus 1.25%, and was paid off at maturity in January 2007 with cash on hand. The borrowings outstanding as of December 31, 2006 were $15.0 million. At December 31, 2006, the interest rate ranged from 6.62% to 6.81% based on the dates of borrowing.

UST has a revolving line of credit with a Taiwan bank for NT$60.0 million (approximately $1.9 million), maturing in May 2007, that accrues interest at a variable interest rate. The interest rate at March 31, 2007 and December 31, 2006 was 3.86% and 3.60%, respectively. There were no amounts drawn on the line of credit as of March 31, 2007 and December 31, 2006, respectively.

These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Other Debt

Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates maturing in 2007. The interest rate on this debt was 4.5% as of March 31, 2007 and ranged from 3.14% to 4.5% as of December 31, 2006.

Compliance with Debt Covenants

We were in compliance with all of our covenants as of March 31, 2007 and December 31, 2006.

13.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$1,505	$1,157
Interest cost	861	684
Expected return on plan assets	(444)	(390)
Amortization of transitional obligation	18	17
Amortization of prior service cost	18	18
Recognized actuarial loss	107	—

Total pension expense	$2,065	$1,486

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2007, $0.5 million was contributed to fund the pension plans. In 2007, we anticipate contributing an additional $8.5 million to fund the pension plans.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended March 31, 2007 and 2006, the provision recorded for severance benefits was $14.5 million and $9.3 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $152.8 million and $142.3 million at March 31, 2007 and December 31, 2006, respectively.

14.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Customer advances	$22,201	$24,397
Other non-current liabilities	11,954	5,611

	$34,155	$30,008

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

15.	Commitments and Contingencies

Indemnifications and Guarantees

We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at March 31, 2007 and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

As of March 31, 2007, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred. During the three months ended March 31, 2006, we recorded a provision of $1.0 million related to the epoxy mold compound matter discussed below. There were no charges in 2007.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a Limited TCC License Agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement licenses certain patents and know-how relating to semiconductor packaging. In their Request, Tessera alleges breach of contract, that is, Amkor owes Tessera royalties under the Agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted that we are not using any of the licensed Tessera patents or know-how. We also asserted defenses and counterclaims of invalidity and unenforceability of the four patents identified by Tessera in their Request as the basis for their claim (U.S. Patent Nos. 5,697,977, 5,852,326, 6,433,419 and 6,465,893). On November 10, 2006, Tessera provided their Preliminary Claim Charts and added two additional patents to the proceeding, U.S. Patent Nos. 6,133,627 and 5,861,666.

On April 17, 2007, Tessera served notice to Amkor that it has terminated the Agreement, which is the basis for the breach of contract dispute in the ICC Arbitration. Amkor has disputed Tessera’s purported notice that it is entitled to terminate the Agreement.

The arbitration is currently set for a hearing beginning October 2007. Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, it is not possible to predict the outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On March 2, 2006, a purported shareholder derivative lawsuit entitled Khan v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action. This action has been stayed pending resolution of the federal derivative suit referenced above.

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

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in our securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. We have learned that our former general counsel, whose employment with us terminated in March of 2005, has been indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of the securities laws. The indictment alleges that the former general counsel traded in Amkor securities on the basis of material non-public information. We have also learned that the SEC has filed a civil action against our former general counsel based on substantially the same allegations as contained in the indictment.

As previously disclosed, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us that it is expanding the scope of its investigation and has requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC. Additionally, we have voluntarily provided information to the Department of Justice relating to our historical stock option practices.

Amkor Technology, Inc. v. Motorola, Inc.

In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $67.2 million based on the spot exchange rate at March 31, 2007.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. Dongbu Electronics, successor in interest to ASI, has acknowledged that it is the indemnifying party with respect to claims against us in this matter and in the Arbitration matter described below. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court of France declared that it did not have jurisdiction over the matter. The Court of Appeal of Paris heard the appeal regarding jurisdiction during October 2004, confirmed the first tier ruling and dismissed the appeal on November 3, 2004. A motion was filed by ABS and its insurer before the French Supreme Court (the highest court in the French judicial system) to challenge the lack of jurisdiction ruling and a brief was filed by ABS and its insurer in June 2005. We filed a response brief before the French Supreme Court in August 2005. On March 27, 2007, the French Supreme Court issued a final non-appealable ruling in our favor that the Paris Commercial Court of France does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

Arbitration.  In response to the French lawsuit described above, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania (“U.S. District Court

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeding” against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. The U.S. District Court proceeding has been stayed pending resolution of the French lawsuit described above. Until recently, ABS had refused to arbitrate. However, in December 2006, ABS filed a demand with the American Arbitration Association (“AAA”) for arbitration under the 1999 agreement, which demand is based on substantially the same claims raised in the French lawsuit described above. Notwithstanding the French Supreme Court’s final ruling in our favor described above, the arbitration filed with the AAA in December 2006 remains pending.

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking an exclusionary order barring the importation by Carsem of infringing products. Subsequently, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, treble damages plus interest, costs and attorney’s fees. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our Micro LeadFrame packaging technology claims in the Amkor Patents. The District Court action had been stayed pending resolution of the ITC case. The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our Micro LeadFrame package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination that Carsem infringed some of our patent claims and ruled that Carsem violated Section 337 of the Tariff Act. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party documents. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination, pending resolution of the third party discovery issues. The discovery issues are the subject of a subpoena enforcement action which is pending in the District Court for the District of Columbia. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and CEO. Previously, Mr. JooHo Kim owned with his children and other Kim family members, 58.1% of Anam Information Technology, Inc., a company that provided computer hardware and software components to Amkor Technology Korea, Inc. (a subsidiary of Amkor). Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim family members owned 38.5% as of March 31, 2007. As of September 30, 2006, a decision was made to discontinue services. For the three months ended March 31, 2007, there were no purchases from Anam Information Technology, Inc, compared to $0.2 million the three months ended March 31, 2006. There were no amounts due to Anam Information Technology, Inc. at March 31, 2007 and December 31, 2006.

Mr. JooHo Kim, together with his wife and children, owns 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For each of the three months ended March 31, 2007 and 2006, purchases from Jesung C&M were $1.6 million. Amounts due to Jesung C&M at March 31, 2007 and December 31, 2006 were $0.6 million and $0.5 million, respectively.

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. For the three months ended March 31, 2007 and 2006, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $4.0 million and $2.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at March 31, 2007 and December 31, 2006 were $1.5 million and $1.3 million, respectively.

We lease 2,700 square feet of office space in West Chester, Pennsylvania from trusts related to James J. Kim. Amounts paid for this lease for the three months ended March 31, 2007 and 2006 were less than $0.1 million. The lease term is for two years, through June 30, 2007 subject to a two year renewal. Current plans are to vacate the space in June 2007.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months March 31, 2007
Net sales	$578,725	$72,503	$(240)	$650,988
Gross profit	122,715	22,964	1,659	147,338
Three Months Ended Months March 31, 2006
Net sales	$583,678	$61,587	$(176)	$645,089
Gross profit	137,213	17,690	(166)	154,737
Gross Property, Plant and Equipment
March 31, 2007	$2,438,900	$607,741	$117,682	$3,164,323
December 31, 2006	2,421,171	596,079	112,449	3,129,699

18.	Subsequent Events

Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300 million, 7-year secured credit facility with Woori Bank, a member of Woori Financial Group, effective April 5, 2007. The loan is guaranteed on an unsecured basis by Amkor Technology, Inc. The loan is secured by substantially all the land, factories, and equipment located at our ATK facility. The loan bears interest at Woori’s base rate plus 50 basis points (6.6% at inception of the loan, or approximately LIBOR plus 125 basis points) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Woori loan were used to refinance Amkor’s existing $300 million second lien term loan, due October 2010, which bears interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of Amkor’s obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

After taking into consideration the $300 million in proceeds from the ATK term loan and the repayment of the second lien term loan, total future scheduled principal payments on our debt as of March 31, 2007 would be $63.6 million for the remainder of 2007, $151.1 million in 2008, $76.5 million in 2009, $54.6 million in 2010, $482.5 million in 2011, and $1,021.7 million thereafter.

In connection with the early repayment of the second lien term loan, we expect to record a charge of approximately $16 million in the second quarter of 2007, including $9 million in prepayment fees and $7 million to write-off unamortized deferred debt issuance costs. We incurred approximately $2 million in debt issuance costs in connection with the Woori loan, which amount was funded from cash on hand.

We are commencing a phased transition of wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan as part of our ongoing efforts to help our customers shorten time-to-market and get closer to upstream production sources. The North Carolina facility will focus on research and development. In April 2007, the specific details surrounding the related reduction in force were communicated to the impacted employees at our North Carolina facility. The costs associated with this activity will be accounted for under SFAS No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities. We currently anticipate $0.8 million related to termination benefits will be charged to cost of goods sold and selling, general and administrative expense over the following twelve month transition period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: trends in outsourcing and reductions in inventory, demand and selling prices for our services and products; future capacity utilization rates, revenue, gross margins and operating performance; our ability to focus capital investments on increasing wafer bumping, flip chip, test, advanced laminate packaging capacity and information systems; entry into supply agreements with customers and forecast customer demand; anticipated tax rate; sufficient cash flows and liquidity to fund working capital, estimated capital expenditures of $250 million to 300 million, debt service requirements and no declaration of cash dividends; our substantial indebtedness; the continued service of key senior management and technical personnel; increase in the scope and growth of our operations and ability to implement expansion plans; our ability to offset an increase in fixed commodity prices; the favorable outcome of litigation proceedings; our ability to comply with environmental regulations and foreign laws; our ability to quickly respond to a natural disaster or terrorist attack; the condition, growth and cyclical nature of the semiconductor industry; our contractual obligations; and other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward — looking statements as a result of certain factors, including those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this quarterly report on Form 10-Q in Part II, Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2007 and our liquidity and capital resources. You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this quarterly report, as well as other reports we file with the Securities and Exchange Commission.

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

Our first quarter net income was $34.6 million, or $0.18 per diluted share, versus net income in the first quarter of 2006 of $34.4 million, or $0.19 per diluted share. In the three months ended March 31, 2007, sales increased $5.9 million or 1.0% to $651.0 million from $645.1 million in the three months ended March 31, 2006. During the first quarter of 2007, we experienced continued growth in flip chip, wafer level processing, 3D packaging services, modules and test services which is consistent with the investments we made in these areas over the past two years. This is offset by decreased volumes in wirebond packaging services.

Gross margin for the first quarter of 2007 was 22.6% compared to 24.0% for the first quarter of 2006 reflecting a change in product mix supporting higher material cost products as well as additional labor and factory overhead costs.

We have an ongoing effort to manage our production lines, allocate assets and selectively expand our capacity. First quarter 2007 capital additions totaled $55.3 million. We expect that our full year 2007 capital additions will be in the range of $250 million to $300 million, which is subject to adjustment based on business conditions. Our capital investments have been, and we expect will continue to be, primarily focused on increasing our wafer bump, flip chip, test and advanced laminate packaging capacity. In addition, we continue to make investments in our information systems.

Cash provided by operating activities increased $4.4 million to $123.4 million for the three months ended March 31, 2007 as compared to $119.0 million for the three months ended March 31, 2006. Cash flow from operations generated during the three months ended March 31, 2007 funded capital purchases of $51.4 million leaving $72.1 of Free Cash Flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during the first quarter of 2007.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006

Net sales	100.0%	100.0%
Gross profit	22.6%	24.0%
Operating income	11.5%	13.0%
Income before income taxes and minority interests	6.0%	5.9%
Net income	5.3%	5.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales.  Sales increased $5.9 million, or 1.0%, to $651.0 million in the three months ended March 31, 2007 from $645.1 million in the three months ended March 31, 2006 principally driven by growth in flip chip, wafer level processing, 3D packaging services, modules and test services. This is offset by decreased volumes in wirebond packaging services.

Packaging Net Sales.  Packaging net sales decreased $5.0 million, or 1.0%, to $578.7 million in the three months ended March 31, 2007 from $583.7 million in the three months ended March 31, 2006 principally driven by decreased volume for wirebond packaging services partially offset by improved flip chip and module packaging services. Packaging unit volume decreased to 2.0 billion units in the first quarter of 2007 from 2.2 billion units in the first quarter of 2006. The decrease in until volume is principally attributed to our wirebond packaging services due to higher seasonal declines than the first quarter of 2006 and customer inventory corrections occurring this quarter.

Test Net Sales.  Test net sales increased $10.9 million, or 17.7%, to $72.5 million in the three months ended March 31, 2007 from $61.6 million in the three months ended March 31, 2006 principally due to the production ramp of our new test facility in Singapore and an increase in units tested in our other test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percent of revenue increased from 39.1% for the three months ended March 31, 2006 to 39.3% for the three months ended March 31, 2007 due to change in product mix resulting in higher material costs per product.

Labor costs as a percentage of net sales, increased to 16.4% for the three months ended March 31, 2007 from 15.1% for the three months ended March 31, 2006 due to higher labor and benefit costs partially offset by a net reduction in headcount.

As a percentage of net sales, other manufacturing costs decreased to 21.6% for the three months ended March 31, 2007 from 21.8% for the three months ended March 31, 2006. The first quarter of 2006 included a $4.1 million impairment charge primarily related to our decision to close down a camera module line in Korea. The first quarter of 2007 includes additional costs associated with our newer factories and increased depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump, flip chip, test and advanced laminate packaging capacity.

Stock-based compensation included in cost of sales was $0.3 million for the three months ended March 31, 2007 and March 31, 2006.

Gross Profit.  Gross profit decreased $7.4 million to $147.3 million, or 22.6% of net sales in the three months ended March 31, 2007 from $154.7 million, or 24.0% of net sales, in the three months ended March 31, 2006. The decrease in gross profit and gross margin was due to higher labor and overhead costs and material costs due to a change in product mix.

Packaging Gross Profit.  Gross profit for packaging decreased $14.5 million to $122.7 million, or 21.2% of packaging net sales, in the three months ended March 31, 2007 from $137.2 million, or 23.5% of packaging net sales, in the three months ended March 31, 2006. The packaging gross profit decrease was primarily due to decreased volume partially offset by improved product mix.

Test Gross Profit.  Gross profit for test increased $5.3 million to $23.0 million, or 31.7% of test net sales, in the three months ended March 31, 2007 from $17.7 million, or 28.7% of test net sales, in the three months ended March 31, 2006. This increase was primarily due to production ramp of our new test facility in Singapore and an increase in units tested in our other test facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.5 million, or 4.1%, to $62.7 million for the three months ended March 31, 2007, from $60.2 million for the three months ended March 31, 2006 reflecting higher spending for professional fees, indirect factory costs and incentive compensation partially offset by a $3.1 million gain recognized on the disposition of real property in Korea used for administrative purposes.

Other (Income) Expense.  Other expenses, net decreased $9.9 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This decrease is primarily driven by the decrease in interest expense of $6.2 million due to our continued focus to strengthen our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign tax jurisdictions. For the full year of 2007, we anticipate an effective income tax rate of approximately 6.7%, which reflects the utilization of U.S. and foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2007, we had U.S. net operating loss carryforwards totaling $400.2 million, which expire at various times through 2027. Additionally, at March 31, 2007, we had $60.0 million of non-U.S. operating loss carryforwards, which expire at various times through 2012.

We maintain a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or once we achieve sustained profitable operations.

Liquidity and Capital Resources

We generated net income of $34.6 and $34.4 for the three months ended March 31, 2007 and 2006, respectively. Our operating activities provided cash totaling $123.4 and $119.0 in the three months ended March 31, 2007 and 2006, respectively. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity.

We have a significant level of debt, with $1,850.0 million outstanding at March 31, 2007, of which $120.7 million is current. The terms of such debt require significant scheduled principal payments in the coming years (excluding the impact of the April 2007 refinancing described in more detail below), including $31.5 million during the remainder of 2007, $108.3 million in 2008, $33.6 million in 2009, $311.8 million in 2010, $439.6 million in 2011 and $925.2 million thereafter.

Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300 million, 7-year secured credit facility with Woori Bank effective April 5, 2007. The loan is guaranteed on an unsecured basis by Amkor Technology, Inc. The loan is secured by substantially all the land, factories, and equipment located at our ATK facility. The loan bears interest at Woori’s base rate plus 50 basis points (6.6% at inception of the loan, or approximately LIBOR plus 125 basis points) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Woori loan were used to refinance Amkor’s existing $300 million second lien term loan due, October 2010, which bears interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of Amkor’s obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan. After taking into consideration the $300 million in proceeds from the new ATK term loan and the repayment of the second lien term loan, total future scheduled principal payments on our debt as of March 31, 2007 would be $63.6 million for the remainder of 2007, $151.1 million in 2008, $76.5 million in 2009, $54.6 million in 2010, $482.5 million in 2011, and $1,021.7 million thereafter. With the retirement of our $142.4 million in 5% convertible notes and the refinance of our $300 million second lien term loan, we currently anticipate approximately $13 million of cash interest savings for the remainder of 2007.

The interest payments required on our debt are also substantial. For example, in the three months ended March 31, 2007, we paid $25.2 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.) We were in compliance with all debt covenants at March 31, 2007 and expect to remain in compliance with these covenants through March 31, 2008.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the first quarter of 2007, we had capital additions of $55.3 million and for all of 2007 we currently anticipate making capital additions in the range of $250 million to $300 million, which estimate is subject to adjustment based on business conditions. Our 2007 capital additions budget remains focused on strategic growth areas of wafer bump, test and flip chip packaging.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2007, we had cash and cash equivalents of $177.1 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through March 31, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond March 31, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors”, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business and the repayment of debt.

Cash flows

Cash provided by operating activities was $123.4 million for the three months ended March 31, 2007 compared to $119.0 million for the three months ended March 31, 2006. Free cash flow (defined below) increased by $32.2 million to $72.1 million for the three months ended March 31, 2007 compared to $39.9 million for the three months ended March 31, 2006.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2007 and 2006 was as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Operating activities	$123,449	$118,969
Investing activities	(48,618)	(78,175)
Financing activities	(143,027)	(21,931)

Operating activities:  Our cash flows from operating activities for the three months ended March 31, 2007 increased $4.5 million over the three months ended March 31, 2006. Adjustments to reconcile net income to cash flow from operating activities decreased by $5.6 million driven by a $7.4 million decrease in loss on disposal of assets and asset impairments. In the first quarter of 2006, we recognized a loss of $4.1 million due to an impairment associated with our decision to close down a camera module line in Korea. In the first quarter of 2007, we recognized a gain of $3.1 million on the sale of real property in Korea used for administrative purposes. Cash flows resulting from changes in assets and liabilities increased by $10.0 million during the three months ended March 31, 2007 compared with the three months ended March 31, 2006. This increase in changes in assets and liabilities is primarily attributed to a $26.4 million decrease in the change in inventory. Inventory purchases for the first quarter of 2006 reflected a build up of inventory ahead of demand in contrast to purchases for the first quarter of 2007 which are more consistent with expected demand. The improvement in our working capital attributed to the decrease in inventory was partially offset by a $14.6 million increase in the change in other current assets as a result of additional prepayments of value added tax on a changed supply chain flow.

Investing activities:  Our cash flows used in investing activities for the three months ended March 31, 2007 decreased by $29.6 million over the comparable prior year period primarily due to a $27.7 million decrease in payments for property, plant and equipment from $79.1 million in the three months ended March 31, 2006 to $51.4 million in the three months ended March 31, 2007. The decrease is attributable to our expansion of our facilities in China and Singapore in 2006. In addition, there was an increase in proceeds from the sale of property, plant and equipment of $3.0 million primarily driven by a sale of real property in Korea used for administrative purposes.

Financing activities:  Our net cash used in financing activities for the three months ended March 31, 2006 was $143.0 million, compared with $21.9 million for the three months ended March 31, 2006. The net cash used in financing activities for the three months ended March 31, 2007 is primarily driven by the repayment of the $142.4 million of our 5% convertible notes at maturity in March 2007. Proceeds from the issuance of stock through our stock compensation plans for the three months ended March 31, 2007 was $12.5 million, compared with $0.8 million for the three months ended March 31, 2006.

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

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$123,449	$118,969
Less purchases of property, plant and equipment	(51,386)	(79,098)

Free cash flow	$72,063	$39,871

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $1,850.0 million at March 31, 2007 from $2,005.3 at December 31, 2006. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all our debt covenants contained in our loan agreements at March 31, 2007. Additional details about our debt are available in Note 12 accompanying the unaudited Condensed Consolidated Financial Statements included within Part I, Item 1 of this quarterly report.

Capital Additions and Contractual Obligations

Our first quarter capital additions were $55.3 million. We expect that our full year 2007 capital additions will be in the range of $250 million to $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2007 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the cash flow statement to property, plant and equipment additions as reflected in the balance sheets:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$51,386	$79,098
Increase in property, plant, and equipment in accounts payable, accrued expenses and deposits, net	3,935	23,854

Property, plant and equipment additions	$55,321	$102,952

The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2007 — Remaining	2008	2009	2010	2011	Thereafter
	(In thousands)

Total debt(1)	$1,849,959	$31,503	$108,247	$33,628	$311,784	$439,619	$925,178
Scheduled interest payment obligations(2)	791,757	105,848	132,444	129,644	123,550	80,954	219,317
Purchase obligations(3)	46,052	—	46,052	—	—	—	—
Operating lease obligations	49,356	5,871	5,466	3,895	3,668	3,815	26,641

Total contractual obligations	$2,737,124	$143,222	$292,209	$167,167	$439,002	$524,388	$1,171,136

(1)	The decrease in our total debt from the Annual Report on Form 10-K/A as of December 31, 2006, is primarily driven by the repayment of $142.4 million of our 5% convertible notes at maturity. In addition, ATK entered into a $300 million, 7-year secured credit facility with Woori Bank effective April 5, 2007. The loan is guaranteed on an unsecured basis by Amkor Technology, Inc. The loan is secured by substantially all the land, factories, and equipment located at our ATK facility. The loan bears interest at Woori’s base rate plus 50 basis points (6.6% at inception of the loan, or approximately LIBOR plus 125 basis points) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Woori loan , were used to refinance Amkor’s existing $300 million second lien term loan due, October 2010, which bears interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of Amkor’s obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan. After taking into consideration the $300 million in proceeds from the new ATK term loan and the repayment of the second lien term loan, total future scheduled principal payments on our debt as of March 31, 2007 would be $63.6 million for the remainder of 2007, $151.1 million in 2008, $76.5 million in 2009, $54.6 million in 2010, $482.5 million in 2011, and $1,021.7 million thereafter.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2007 for variable rate debt.

(3)	Includes $40.3 million of capital-related purchase obligations.

In addition to the obligations identified in the table above, non-current liabilities recorded in our unaudited Condensed Consolidated Balance Sheet at March 31, 2007, include $183.0 million related to pension and severance obligations, which the timing of the ultimate payment of these obligations was uncertain at March 31, 2007. Additionally, $22.2 million of customer advances are included in non-current liabilities and relate to supply agreements with customers that commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2007. Operating lease commitments are included in the contractual obligation table above.

Contingencies, Indemnifications and Guarantees

Details about the company’s contingencies, indemnifications and guarantees are available in Note 15 accompanying the unaudited Condensed Consolidated Financial Statements included within Part I, Item 1 of this quarterly report. As for our contingencies related to our patent litigation, securities litigation, and other litigation and legal matters, if an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed in Note 15 accompanying the unaudited Condensed Consolidated Financial Statements, on our financial position, results of operations, or cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the three months ended March 31, 2007, there have been no significant changes in our critical accounting policies.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the unaudited Condensed Consolidated Financial Statements included within Part  I, Item 1 of this quarterly report.

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

Foreign Currency Risks

Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Chinese renminbi, Japanese yen, Korean won, Philippine pesos, Singapore dollar, and Taiwanese dollar. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, investments, deferred taxes, trade payables, accrued expenses and debt.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at March 31, 2007 and December 31, 2006, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Chinese	Japanese	Korean	Philippine	Singapore	Taiwanese
	Renminbi	Yen	Won	Peso	Dollar	Dollar
	(In thousands)

As of March 31, 2007	$(1,340)	$1,374	$(2,003)	$(3,059)	$(698)	$(11,751)
As of December 31, 2006	(2,178)	2,048	(4,750)	(3,734)	(992)	(10,861)

In addition, at March 31, 2007 and December 31, 2006 we had other foreign currency denominated liabilities, including denominations of the Euro, Swiss franc and Great Britain pound, whereby a 20% decrease in the related exchange rates would result in an aggregate of $0.2 million and less than $0.1 million of additional foreign currency risk, respectively.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of March 31, 2007, we had a total of $1,850.0 million of debt of which 80.0% was fixed rate debt and 20.0% was variable rate debt. Our variable rate debt principally relates to our second lien term loan, foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of March 31, 2007 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. In April 2007 our second lien term loan was refinanced with a new term loan which is also a variable interest rate debt. As of December 31, 2006, we had a total of $2,005.3 million of debt of which 80.9% was fixed rate debt and 19.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of March 31, 2007 and has not been adjusted to reflect the refinancing activities that occurred in April 2007.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)

Long term debt:
Fixed rate debt	$2,521	$91,539	$21,882	$—	$438,934	$925,000	$1,479,876	$1,593,824
Average interest rate	4.9%	9.1%	10.5%	0%	5.1%	8.2%	7.5%
Variable rate debt	$28,982	$16,708	$11,746	$311,784	$685	$178	$370,083	$380,584
Average interest rate	2.6%	3.7%	3.4%	9.6%	5.6%	5.6%	8.6%

Equity Price Risks

We have convertible notes that are convertible into our common stock. We currently intend to repay our remaining convertible notes upon maturity, unless converted, repurchased or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

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

We previously reported the following material weaknesses in our internal control over financial reporting in our 2006 Form 10-K, as amended. These material weaknesses were remediated as of March 31, 2007:

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

Our remediation efforts relating to the material weaknesses in our internal controls described above were substantially complete as of December 31, 2006 and completed as of March 31, 2007. We assessed operating effectiveness of the improved internal control over financial reporting as of March 31, 2007. Our remediation efforts included the following changes or additional control procedures to remediate the material weaknesses:

•	We created and implemented formal, documented stock award grant procedures and practices to ensure systematic approval and execution of stock award grants and modifications and the proper recording of such grants and modifications in our stock administration records and financial statements;

•	We conducted additional training for personnel and directors in areas associated with the stock award granting processes and other compensation practices. We also conducted training related to accounting for stock-based compensation; and

•	We improved the manner of documenting the actions of the Compensation Committee and we are ensuring the timely reporting of Compensation Committee actions to the Board of Directors.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Also, we have minority investments in certain other entities.

We do not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our subsidiaries.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

During 2006, we have made changes in our internal control over financial reporting in conjunction with the implementation of a new Enterprise Resource Planning system at two of our subsidiaries which have materially changed our internal control over financial reporting. During the third quarter of 2007, we expect that we will complete our implementation efforts at our largest subsidiary.

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

On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through the present. As previously disclosed, the Special Committee identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate our financial information from 1998 through March 31, 2006. The review of our historical stock option granting practices, related activities and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 15 to our consolidated financial statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. We have learned that our former general counsel, whose employment with us terminated in March of 2005, has been indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of the securities laws. The indictment alleges that the former general counsel traded in Amkor securities on the basis of material non-public information. We have also learned that the SEC has filed a civil action against our former general counsel based on substantially the same allegations as contained in the indictment.

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

Our business is tied to market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant, and sometimes prolonged, downturns. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results. If industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, results of operations and financial condition.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our products and services, but also on the utilization rates for our testing and packaging equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. From time to time we have experienced lower than optimum utilization rates in our operations due to a decline in worldwide demand for our packaging and test services. This can lead to significantly reduced margins during that period. Although our capacity utilization rates at times have been strong, we cannot assure you that we will be able to achieve or maintain relatively high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our results of operations and financial condition could be materially adversely affected.

In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through significant capital additions in connection with the opening of a wafer bump facility in Singapore in 2006. In the event that forecasted customer demand for which we have made and, on a more limited basis, expect to make advance capital additions does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations and financial condition. Additionally, we could suffer significant losses if current industry conditions deteriorate, which could materially impact our business including our liquidity.

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

The reasons IDMs may shift their internal capacity include:

•	their desire to realize higher utilization of their existing test and packaging capacity, especially during downturns in the semiconductor industry;

•	their unwillingness to disclose proprietary technology;

•	their possession of more advanced packaging and test technologies; and

•	the guaranteed availability of their own packaging and test capacity.

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

Substantial Leverage.  We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2007, our total debt balance was $1,850.0 million, of which $120.7 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

History of Losses.

Although we achieved net income and positive operating cash flow in 2006 and the first quarter of 2007, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry.  Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2006, we had capital additions of $299 million and in 2007 we currently anticipate making capital additions of approximately $250 to $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $1,850.0 million outstanding at March 31, 2007, $120.7 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $31.5 million due during the remainder of 2007, $108.3 million due in 2008, $33.6 million due in 2009, $311.8 million due in 2010, $439.6 million due in 2011 and $925.2 million due thereafter. ATK entered into a $300 million, 7-year secured credit facility with Woori Bank effective April 5, 2007. The loan is guaranteed on an unsecured basis by Amkor Technology, Inc. The loan is secured by substantially all the land, factories, and equipment located at our ATK facility. The loan bears interest at Woori’s base rate plus 50 basis points (6.6% at inception of the loan, or approximately LIBOR plus 125 basis points) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Woori loan were used to refinance Amkor’s existing $300 million second lien term loan due, October 2010, which bears interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of Amkor’s obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan. After taking into consideration the $300 million in proceeds from the new ATK term loan and the repayment of the second lien term loan, total future scheduled principal payments on our debt as of March 31, 2007 are $63.6 million for the remainder of 2007, $151.1 million in

2008, $76.5 million in 2009, $54.6 million in 2010, $482.5 million in 2011, and $1,021.7 million thereafter. The interest payments required on our debt are also substantial. For example, in the three months ended March 31, 2007, we paid $25.2 million of interest. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2007, we had cash and cash equivalents of $177.1 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through March 31, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond March 31, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. We are implementing a new enterprise resource planning system to replace many of our existing systems at significant locations. We face risks in connection with our current project to install a new enterprise resource system for our business. These risks include:

•	we may face delays in the design and implementation of that system;

•	the cost of the system may exceed our plans and expectations; and

•	such system may damage our ability to process transactions or harm our control environment.

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

We need to purchase new test and packaging equipment if we decide to expand our operations (sometimes in anticipation of expected market demand), to manufacture some new types of packaging, perform some different testing or to replace equipment that breaks down or wears out. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal lead time frame or increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay implementation of our future expansion plans and impair our ability to meet customer orders. If we are unable to implement our future expansion plans or meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, changes in foreign currency exchange rates could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 29.4%, 28.3% and 25.2% of our net sales in the first quarter of 2007, and the fiscal years 2006 and 2005, respectively. No customer accounts for more than 10% of our net sales.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity, which could vary significantly from year to year. The loss of a large customer may adversely affect our sales and profitability. Our key customers typically operate in the cyclical semiconductor business and, in the past, order levels have varied significantly from period to period based on a number of factors. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that these key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods. The loss of one or more of our significant customers, or reduced orders by any one of them, and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results.

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

The lead time needed to order, install and put into service various capital additions is often significant, and as a result we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additions for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our margins, liquidity, results of operations and financial condition could be materially adversely affected.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 15 to the Consolidated Financial Statements included in the quarterly report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al., Khan v. Kim, et al. and Feldgus v. Kim, et al. If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this annual report on our financial condition, results of operations or cash flows could change in the future.

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

Packaging and Test — The Packaging and Test Process Is Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide.

Semiconductor packaging and test are complex processes that require significant technological and process expertise. The packaging process is complex and involves a number of precise steps. Defective packages primarily result from:

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

Intellectual Property — We May Become Involved in Intellectual Property Litigation.

We maintain an active program to protect our investment in technology by augmenting and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy and our success as a whole, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 15 to the Consolidated Financial Statements included in this quarterly report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this report on our financial condition, results of operations, or cash flows could change in the future.

Fire, Flood or Other Calamity — With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.

We conduct our packaging and test operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, weather, disease, civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip-chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.

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

As of March 31, 2007, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 45% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description of
Number	Exhibit

10.1	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.2	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.3	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.4	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.5	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.
10.6	Second Amendment to Loan and Security Agreement, dated as of March 28, 2007, among Amkor Technology, Inc. and its subsidiaries party thereto, the Lenders party to the Loan and Security Agreement dated November 28, 2005 (as amended), and Bank of America, N.A. as administrative agent for the Lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE
Kenneth T. Joyce
Chief Financial Officer
(Principal Financial, Chief Accounting Officer
and Duly Authorized Officer)

Date: May 4, 2007

EXHIBIT INDEX

Exhibit	Description of
Number	Exhibit

10.1	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.2	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.3	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.4	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.
10.5	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.
10.6	Second Amendment to Loan and Security Agreement, dated as of March 28, 2007, among Amkor Technology, Inc. and its subsidiaries party thereto, the Lenders party to the Loan and Security Agreement dated November 28, 2005 (as amended), and Bank of America, N.A. as administrative agent for the Lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.