Form 10-Q
period 2007-06-30
AMKOR TECHNOLOGY INC
filed 2007-08-03
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-29472

AMKOR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1722724
(State of incorporation)	(I.R.S. Employer Identification Number)

1900 South Price Road
Chandler, AZ 85286
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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2007 was 181,678,824.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

			For the Six Months
	For the Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net sales	$652,486	$686,631	$1,303,474	$1,331,720
Cost of sales	490,794	517,307	994,444	1,007,659

Gross profit	161,692	169,324	309,030	324,061

Operating expenses:
Selling, general and administrative	62,360	58,967	125,027	120,171
Research and development	11,023	10,315	20,648	19,745

Total operating expenses	73,383	69,282	145,675	139,916

Operating income	88,309	100,042	163,355	184,145

Other (income) expense:
Interest expense, net	31,114	40,600	66,274	81,757
Interest expense, related party	1,562	1,563	3,125	3,351
Foreign currency loss	4,562	1,079	4,547	5,007
Debt retirement costs, net	15,875	27,860	15,875	27,389
Other (income) expense, net	(532)	2,840	(1,218)	2,375

Total other expense	52,581	73,942	88,603	119,879

Income before income taxes and minority interests	35,728	26,100	74,752	64,266
Income tax expense	4,272	1,972	8,379	5,584

Income before minority interests	31,456	24,128	66,373	58,682
Minority interests, net of tax	(466)	(340)	(793)	(455)

Net income	$30,990	$23,788	$65,580	$58,227

Net income per common share:
Basic	$0.17	$0.13	$0.37	$0.33

Diluted	$0.16	$0.13	$0.34	$0.32

Shares used in computing net income per common share:
Basic	180,392	177,689	179,456	177,245
Diluted	209,868	196,869	208,282	193,946

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$238,407	$244,694
Restricted cash	2,542	2,478
Accounts receivable:
Trade, net of allowances	362,621	380,888
Other	3,882	5,969
Inventories, net	141,010	164,178
Other current assets	35,071	39,650

Total current assets	783,533	837,857
Property, plant and equipment, net	1,418,093	1,443,603
Goodwill	672,370	671,900
Intangibles, net	24,441	29,694
Investments	5,683	6,675
Restricted cash	1,699	1,688
Other assets	47,496	49,847

Total assets	$2,953,315	$3,041,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$159,297	$185,414
Trade accounts payable	280,741	291,847
Accrued expenses	133,044	145,501

Total current liabilities	573,082	622,762
Long-term debt	1,553,412	1,719,901
Long-term debt, related party	100,000	100,000
Pension and severance obligations	195,060	170,070
Other non-current liabilities	32,992	30,008

Total liabilities	2,454,546	2,642,741

Commitments and contingencies (see Note 14)
Minority interests	5,389	4,603

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 181,513 in 2007 and 178,109 in 2006	181	178
Additional paid-in capital	1,477,489	1,441,194
Accumulated deficit	(975,810)	(1,041,390)
Accumulated other comprehensive loss	(8,480)	(6,062)

Total stockholders’ equity	493,380	393,920

Total liabilities and stockholders’ equity	$2,953,315	$3,041,264

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$65,580	$58,227
Depreciation and amortization	141,504	133,525
Debt retirement costs	6,875	27,389
Other operating activities and non-cash items	9,342	23,363
Changes in assets and liabilities	30,682	(2,698)

Net cash provided by operating activities	253,983	239,806

Cash flows from investing activities:
Payments for property, plant and equipment	(102,212)	(169,469)
Proceeds from the sale of property, plant and equipment	4,566	1,333
Other investing activities	(1,469)	—

Net cash used in investing activities	(99,115)	(168,136)

Cash flows from financing activities:
Borrowings under revolving credit facilities	61,836	111,185
Payments under revolving credit facilities	(79,448)	(95,462)
Proceeds from issuance of long-term debt	300,000	590,000
Payments for debt issuance costs	(3,437)	(14,852)
Payments on long-term debt	(474,746)	(731,634)
Proceeds from issuance of stock through stock compensation plans	34,466	4,959

Net cash used in financing activities	(161,329)	(135,804)

Effect of exchange rate fluctuations on cash and cash equivalents	174	1,066

Net decrease in cash and cash equivalents	(6,287)	(63,068)
Cash and cash equivalents, beginning of period	244,694	206,575

Cash and cash equivalents, end of period	$238,407	$143,507

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,142	$94,705
Income taxes	$6,872	$3,216
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$—	$17,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2006 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest annual report for the year ended December 31, 2006 filed on Form 10-K with the SEC on February 26, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates.  The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S., using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

New Accounting Standards

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We adopted the provisions of EITF Issue No. 06-03 on January 1, 2007. We present applicable taxes on a net basis in our consolidated financial statements. The adoption of Issue No. 06-03 did not have an impact on our financial statements and disclosures.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We account for our stock option plans in accordance with SFAS No. 123(R)Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based employee compensation expense included in the Consolidated Statements of Income:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Cost of sales	$352	$357	$681	$638
Selling, general, and administrative	678	845	1,150	1,659

Stock-based compensation expense	$1,030	$1,202	$1,831	$2,297

Stock Option Plans.  Substantially all of the options granted are generally exercisable pursuant to a two, three or four-year vesting schedule and the term of the options granted is no longer than ten years. A summary of the stock option plans and the respective plan termination dates and shares available for grant as of June 30, 2007 is shown below.

	1998 Director	1998 Stock	2003 Inducement
Stock Option Plans	Option Plan	Plan	Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at June 30, 2007	141,666	7,392,109	378,500

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

The following assumptions were used to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2006. There were no grants during the three and six months ended June 30, 2007:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2006	2006

Expected life (in years)	5.8	5.8
Risk-free interest rate	4.9%	4.6%
Volatility	74%	78%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$7.09	$4.84

The intrinsic value of options exercised for the three and six months ended June 30, 2007 was $7.5 million and $10.9 million, respectively. The intrinsic value of options exercised for the three and six months ended June 30, 2006 was $0.9 million and $1.5 million, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of all option activity for the six months ended June 30, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2006	15,334,089	$10.47
Granted	—	—
Exercised	(3,403,875)	10.13
Forfeited or expired	(681,919)	12.83

Outstanding at June 30, 2007	11,248,295	10.45	5.03	$61,482,350

Exercisable at June 30, 2007	9,552,200	11.26	4.50	$44,762,330

Fully vested and expected to vest at June 30, 2007	11,028,812	10.54	4.97	$59,307,165

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $5.2 million as of June 30, 2007, which is expected to be recognized over a weighted-average period of 1.1 years.

For the six months ended June 30, 2007 and 2006, cash received from option exercises under all share-based payment arrangements was $34.5 million and $5.0 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

3.	Comprehensive Income

The components of comprehensive income are summarized below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$30,990	$23,788	$65,580	$58,227
Unrealized loss on investments, net of tax	(292)	—	(1,004)	(2,571)
Reclassification adjustment for losses included in net income	—	2,624	—	2,624
Change in unrecognized pension costs, net of tax	128	—	251	—
Foreign currency translation adjustment	(824)	(71)	(1,665)	2,230

Total comprehensive income	$30,002	$26,341	$63,162	$60,510

The components of accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Unrealized gains (losses) on securities	$(44)	$960
Unrecognized pension costs	(11,584)	(11,835)
Cumulative unrealized foreign currency translation gains	3,148	4,813

Total accumulated other comprehensive loss	$(8,480)	$(6,062)

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

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

Income tax expense for the three and six months ended June 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. Our effective tax rate of 11.2% for the six months ended June 30, 2007 reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At June 30, 2007, we had U.S. net operating loss carryforwards totaling $400.6 million, which expire at various times through 2027. Additionally, at June 30, 2007, we had $46.6 million of non-U.S. operating loss carryforwards, which expire at various times through 2012.

We maintain a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and we will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

We adopted the provisions of FIN 48 on January 1, 2007. We recognized no cumulative effect of the adoption of FIN 48 to the opening balance of retained earnings as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits upon adoption of FIN 48 was $11.8 million. The gross amount of unrecognized tax benefits resulting from prior periods decreased by $0.2 million during the quarter ended June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million as of January 1, 2007 and $1.7 million as of June 30, 2007. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months due to statutes of limitations expiring in certain foreign jurisdictions which would decrease our non-US unrecognized tax benefits related to foreign revenue attribution by less than $1.0 million.

We have recognized less than $0.1 million of interest and penalties in the Consolidated Statement of Income for the three and six months ended June 30, 2007 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in long-term liabilities in connection with our unrecognized tax benefits is $0.3 million and $0.4 million as of January 1, 2007 and June 30, 2007, respectively.

As of January 1, 2007 and June 30, 2007, the following tax years remain subject to examination in the following major tax jurisdictions:

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

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$30,990	$23,788	$65,580	$58,227
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,187	448	2,375	448
Interest on 6.25% convertible notes due 2013, net of tax	1,562	1,563	3,125	3,351

Net income — diluted	$33,739	$25,799	$71,080	$62,026

Weighted average shares outstanding — basic	180,392	177,689	179,456	177,245
Effect of dilutive securities:
Stock options	3,102	677	2,452	760
2.5% convertible notes due 2011	13,023	5,152	13,023	2,590
6.25% convertible notes due 2013	13,351	13,351	13,351	13,351

Weighted average shares outstanding — diluted	209,868	196,869	208,282	193,946

EPS:
Basic	$0.17	$0.13	$0.37	$0.33
Diluted	$0.16	$0.13	$0.34	$0.32

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Stock options	1,148	12,330	2,007	12,956
5.0% convertible notes due 2007	—	2,572	1,021	2,564
5.75% convertible notes due 2013	—	2,514	—	3,143

Total potentially dilutive shares	1,148	17,416	3,028	18,663

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

Accounts receivable, trade consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Accounts receivable	$371,324	$392,370
Allowance for sales credits	(7,589)	(9,247)
Allowance for doubtful accounts	(1,114)	(2,235)

	$362,621	$380,888

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Raw materials and purchased components	$106,497	$126,492
Work-in-process	33,139	34,676
Finished goods	1,374	3,010

	$141,010	$164,178

We report inventories net of the allowance for excess and obsolete inventory of $29.9 million and $25.5 million at June 30, 2007 and December 31, 2006, respectively.

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Land	$110,436	$110,730
Land use rights in China	19,945	19,945
Buildings and improvements	793,980	790,847
Machinery and equipment	2,123,036	2,057,939
Furniture, fixtures and other equipment	142,583	141,621
Construction and assets in progress	26,284	8,617

	3,216,264	3,129,699
Less — Accumulated depreciation and amortization	(1,798,171)	(1,686,096)

	$1,418,093	$1,443,603

Construction and assets in progress at June 30, 2007 and December 31, 2006, includes $19.0 million and $5.1 million, respectively, related to implementing a new enterprise resource planning system to replace many of our existing systems at significant locations.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Six
	Months Ended
	June 30,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$102,212	$169,469
Net increase in related accounts payable and deposits	12,607	26,805

Property, plant and equipment additions	$114,819	$196,274

9.	Goodwill and Other Intangibles Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2006	$671,900
Additions	782
Translation adjustments	(312)

Balance as of June 30, 2007	$672,370

In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to an earn-out provision in connection with our investment in Unitive Semiconductor Taiwan (“UST”).

During the second quarter of 2007, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed our annual impairment test on goodwill and concluded that goodwill was not impaired.

Intangibles as of June 30, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,824	$(54,884)	$19,940
Customer relationship and supply agreements	8,858	(4,357)	4,501

	$83,682	$(59,241)	$24,441

Intangibles as of December 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,468	$(50,167)	$24,301
Customer relationship and supply agreements	8,858	(3,465)	5,393

	$83,326	$(53,632)	$29,694

Amortization of identifiable intangible assets was $2.4 million for the three months ended June 30, 2007 and 2006. Amortization of identifiable intangible assets was $5.6 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the amortizing intangible assets recognized in our balance sheet at June 30, 2007, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2007 Remaining	$4,755
2008	9,451
2009	4,693
2010	2,560
2011	926

10.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Accrued interest	$21,569	$22,721
Accrued payroll	25,305	39,998
Customer advances	11,707	17,533
Accrued income taxes	4,318	5,382
Other accrued expenses	70,145	59,867

	$133,044	$145,501

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2007	2006
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	—	300,000
Senior notes
9.25% Senior notes due February 2008	88,206	88,206
7.125% Senior notes due March 2011	248,993	248,877
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	400,000
Senior subordinated notes
10.5% Senior subordinated notes due May 2009	—	21,882
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	—	142,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006
	(In thousands)

Debt of subsidiaries
Secured term loans
Term loan, Woori Bank base rate plus 0.5% due April 2014	300,000	—
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	6,863	8,411
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	39,286	45,024
Secured equipment and property financing	9,476	12,626
Revolving credit facilities	4,885	22,571
Other debt	—	296

	1,812,709	2,005,315
Less: Short-term borrowings and current portion of long-term debt	(159,297)	(185,414)

Long-term debt (including related party)	$1,653,412	$1,819,901

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based interest rate at June 30, 2007 was 6.86%; however, no borrowings were outstanding on this credit facility. As of June 30, 2007, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bore interest at a rate of LIBOR plus 450 basis points (9.87% at December 31, 2006); and would have matured in October 2010. The loan was secured by a second lien on substantially all of our U.S. subsidiaries’ assets, including a portion of the shares of certain of our foreign subsidiaries. The second lien term loan was refinanced and paid in full on April 5, 2007 with the proceeds of the $300.0 million, 7-year secured credit facility with Woori Bank in Korea. In connection with the prepayment of the second lien term loan, we recorded a loss on debt retirement of $15.7 million in April 2007, which included $9.0 million in prepayment fees and $6.7 million of unamortized deferred debt issuance costs. This repayment transaction fully discharged all of our obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

Senior and Senior Subordinated Notes

In February 2001, we issued $500.0 million of 9.25% Senior Notes due February 2008 (the “2008 Notes”). As of December 31, 2005, we had purchased $29.5 million of these notes. In January 2006, we purchased an additional

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30.0 million of these notes and recorded a gain on extinguishment of $0.7 million which is included in debt retirement costs, net, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. A portion of the 2008 Notes are not redeemable prior to their maturity. In April 2006, we announced a tender offer for the 2008 Notes. We used the net proceeds from the 2016 Notes (described below) to purchase $352.3 million in notes tendered. We recorded a $20.2 million loss on extinguishment related to premiums paid for the purchase of the 2008 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in the Consolidated Statements of Income.

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium. Prior to March 15, 2007, we could have redeemed up to 35% of the aggregate principal amount of the 2011 Notes from the proceeds of one or more equity offerings at a price of 107.125% of the principal amount plus accrued and unpaid interest. No redemptions were made prior to March 15, 2007.

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

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the May 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. In June 2007, we redeemed the remaining $21.9 million of the 2009 Notes outstanding with cash on hand, and the indenture has been terminated. We recorded a charge of $0.2 million to write-off the unamortized deferred debt issuance costs in June 2007.

The senior notes contain a number of affirmative and negative covenants, which could restrict our operations.

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time prior to the maturity date into our common stock at a price of $14.59 per share, subject to adjustment. The May 2011 Notes are subordinated to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums. The senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

In March 2000, we issued $258.8 million of our 5.0% Convertible Subordinated Notes due March 2007 (the “2007 Notes”). The 2007 Notes were subordinated to the prior payment in full of all of our senior and senior subordinated debt. In November 2003, we repurchased $112.3 million of our 2007 Notes with the proceeds of an equity offering. In June 2006, we repurchased $4.0 million of our 2007 Notes at 99.875%. In March 2007, we repaid the remaining balance of $142.4 million at the maturity date with cash on hand.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to James J. Kim, our Chairman and Chief Executive Officer, and certain Kim family members. The December 2013 Notes are presented as long-term debt, related party on the Consolidated Balance Sheets. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at an initial price of $7.49 per share (the market price of our common stock on the date of issuance of the December 2013 Notes was $6.20 per share), subject to adjustment. The December 2013 Notes are subordinated to the prior payment in full of all of our senior and senior subordinated debt. In March 2006, we filed a registration statement with the SEC registering the notes and the shares of common stock issuable upon conversion, pursuant to the requirements of a registration rights agreement. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of the 2006 Notes described above. The December 2013 Notes are not redeemable at our option until December 2010.

Debt of Subsidiaries

Secured Term Loans

In April 2007, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300.0 million, 7-year secured term loan (“Term Loan”) with Woori Bank. The Term Loan is guaranteed on an unsecured basis by Amkor Technology, Inc (“Amkor”). The Term Loan is secured by substantially all the land, factories, and equipment located at our ATK facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.6% as of June 30, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance Amkor’s existing $300.0 million second lien term loan, due October 2010 (see above). We incurred $3.4 million in debt issuance costs in connection with the Woori loan, which amount was funded from cash on hand.

In June 2005, UST entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.7% and 4.23% as of June 30, 2007 and December 31, 2006, respectively). The proceeds of the UST Note were used to satisfy notes previously held by UST. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In November 2005, Amkor Technology Taiwan, Inc. (“ATT”) entered into a NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2% (4.21% and 3.22% as of June 30, 2007 and December 31, 2006, respectively). Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at June 30, 2007 and December 31, 2006, was 6.73% and 6.14%, respectively. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million), maturing in September 2007, that accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at June 30, 2007 ranged from 1.23% to 1.24%, and December 31, 2006 ranged from 0.97% to 1.04%. Amounts drawn on the line of credit were $2.4 million and $7.6 million at June 30, 2007 and December 31, 2006, respectively.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.4 million), maturing in June 2008, that accrues interest at TIBOR plus 0.5%. The interest rate at June 30, 2007 and at December 31, 2006 was 1.12% and 0.92%, respectively. There was $2.4 million drawn on the line of credit as of June 30, 2007. There were no amounts outstanding at December 31, 2006.

Our Philippine subsidiary has a revolving line of credit of 895.0 million Philippine peso (approximately $18.5 million), maturing October 2007, that accrues interest at LIBOR plus 1.0% (6.36% and 6.23% at June 30, 2007 and December 31, 2006, respectively). There were no amounts outstanding at June 30, 2007 and December 31, 2006.

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

UST had a revolving line of credit with a Taiwan bank for NT$60.0 million (approximately $1.9 million) that matured in June 2007. We expect to renew this facility for NT$20.0 million (approximately $0.6 million) in August 2007. The line of credit accrues interest at a variable interest rate. The interest rate at June 30, 2007 and December 31, 2006 was 3.98% and 3.60%, respectively. There were no amounts drawn on the line of credit as of June 30, 2007 and December 31, 2006.

These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Other Debt

Other debt includes debt related to our Taiwanese subsidiaries with fixed and variable interest rates that matured in June 2007. The interest rate on this debt ranged from 3.14% to 4.5% as of December 31, 2006.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Income. Interest income for the three and six months ended June 30, 2007 was $1.7 million and $3.8 million, respectively. For the three and six months ended June 30, 2006, interest income was $2.2 million and $3.6 million, respectively.

Compliance with Debt Covenants

We were in compliance with all of our covenants as of June 30, 2007 and December 31, 2006.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Components of net periodic pension cost
Service cost	$1,564	$1,025	$3,069	$2,182
Interest cost	902	682	1,762	1,366
Expected return on plan assets	(466)	(388)	(910)	(778)
Amortization of transitional obligation	19	17	38	34
Amortization of prior service cost	18	17	36	35
Recognized actuarial loss	113	—	220	—

Total net periodic pension cost	$2,150	$1,353	$4,215	$2,839

For the three and six months ended June 30, 2007, $0.5 million and $1.0 million, respectively, was contributed to fund the pension plans. In 2007, we anticipate contributing an additional $8.3 million to fund the pension plans.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended June 30, 2007 and 2006, the provision recorded for severance benefits was $8.9 million and $7.8 million, respectively. For the six months ended June 30, 2007 and 2006, the provision recorded for severance benefits was $23.4 million and $17.1 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $162.3 million and $142.3 million at June 30, 2007 and December 31, 2006, respectively.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Customer advances	$20,429	$24,397
Other non-current liabilities	12,563	5,611

	$32,992	$30,008

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

14.	Commitments and Contingencies

Indemnifications and Guarantees

We have indemnified members of our Board of Directors and our corporate officers against any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that the individual is or was a director or officer of the company. The individuals are indemnified, to the fullest

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent permitted by law, against related expenses, judgments, fines and any amounts paid in settlement. We also maintain directors and officers insurance coverage in order to mitigate our exposure to these indemnification obligations. The maximum amount of future payments is generally unlimited. There is no amount recorded for these indemnifications at June 30, 2007 and December 31, 2006. Due to the nature of these indemnifications, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist related to these indemnifications.

As of June 30, 2007, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred. During the six months ended June 30, 2006, we recorded a provision of $1.0 million related to the epoxy mold compound matter. There were no charges in 2007.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a Limited TCC License Agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement licenses certain patents and know-how relating to semiconductor packaging. In their Request, Tessera alleges breach of contract and asserts Amkor owes Tessera royalties under the Agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005 and that Amkor has thereafter continued to assemble semiconductor packages subject to royalties. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted that we are not using any of the licensed Tessera patents or know-how. We also asserted defenses and counterclaims of invalidity and unenforceability of the four patents identified by Tessera in their Request as the basis for their claim (U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893). On November 10, 2006, Tessera provided their Preliminary Claim Charts and added two additional patents to the proceeding, U.S. Patent Nos. 6,133,627 and 5,861,666.

On April 17, 2007, Tessera served notice to Amkor that it has terminated the Agreement, which is the basis for the breach of contract dispute in the ICC Arbitration. Amkor has disputed Tessera’s purported notice that it is entitled to terminate the Agreement. Also on April 17, 2007, Tessera instituted an action in Federal District Court for the Eastern District of Texas against certain of Amkor’s customers, and on May 15, 2007, at Tessera’s request, the United States International Trade Commission (“ITC”) instituted an investigation of certain Amkor customers. Both the ITC investigation and the Texas action allege infringement of two of the same patents asserted by Tessera in the arbitration, and Tessera may seek to include in those actions some of the same products packaged by Amkor that are at issue in the arbitration. Although Amkor has not been named as a respondent in the ITC investigation or a

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendant in the Texas action, Amkor has received notification from a customer of a request for indemnification in connection with Tessera’s claims in those actions. Amkor has not accepted such request for indemnification.

The arbitration is currently set for a hearing beginning March 2008. Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, it is not possible to predict the outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations and cash flows.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. In August 2006 and again in November 2006, the plaintiffs amended the complaint. The plaintiffs added additional officer, director and former director defendants and allege improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona. Defendants have filed motions to dismiss the complaint.

Shareholder Derivative Lawsuits

On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. In September 2006 and again in November 2006, the plaintiff amended the complaint to add allegations relating to option grants and added additional defendants, including the remaining members of the current board, former board members, and former officers. The complaint includes claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and mismanagement, and is generally based on the same allegations as in the securities class action litigation described above. Defendants have filed motions to dismiss the complaint.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We and Motorola both filed motions for summary judgment on the remaining claims, and oral arguments were heard in September 2003. On October 6, 2003, the Superior Court of Delaware ruled in favor of us and issued an Opinion and Order granting our motion for summary judgment and denying Motorola’s motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware. In May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006. Post-trial briefs were submitted and post-trial oral arguments were heard by the Court in April 2006. Additional post-trial oral arguments were heard by the Court on September 11, 2006. A decision from the Court is still pending. Although we believe that we have meritorious claims in this matter and will continue to seek judgment in our favor, as of the date of this Quarterly Report, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $67.9 million based on the spot exchange rate at June 30, 2007.) We have denied all liability and have not established a loss accrual associated with this claim. Additionally, we have entered into a written agreement with ASI whereby ASI has agreed to indemnify us fully against any and all loss related to the claims of AME, ABS and ABS’ insurer. Dongbu Electronics (now known as Dongbu Hitek), successor in interest to ASI, has acknowledged that it is the indemnifying party with respect to claims against us in this matter and in the Arbitration matter described below. The Paris Commercial Court commenced a special proceeding before a technical expert to report on the facts of the dispute. The report of the court-appointed expert was put forth on December 31, 2003. The report does not specifically allocate liability to any particular party. On May 18, 2004, the Paris Commercial Court declared that it did not have jurisdiction over the matter. Following a 2004 ruling by the Court of Appeal of Paris confirming the first tier ruling, on March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

Arbitration.  In response to the French lawsuit described above, on May 22, 2002, we filed a petition to compel arbitration in the United States District Court for the Eastern District of Pennsylvania against ABS, AME and ABS’ insurer, claiming that the dispute is subject to the arbitration clause of the November 5, 1999 agreement between us and AME. That U.S. District Court proceeding was stayed pending resolution of the French lawsuit described above. Until recently, ABS had refused to arbitrate. However, in December 2006, ABS filed a demand with the American Arbitration Association (“AAA”) for arbitration under the 1999 agreement, which demand is based on substantially the same claims raised in the French lawsuit described above. Notwithstanding the French Supreme Court’s final ruling in our favor described above, the arbitration filed with the AAA in December 2006 remains pending.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim’s, our Chairman and Chief Executive Officer, ownership in Acqutek Semiconductor & Technology Co., Ltd. is approximately 17.7%. For the three months ended June 30, 2007 and 2006, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $4.3 million and $4.6 million, respectively. For the six months ended June 30, 2007 and 2006, purchases from Acqutek Semiconductor and Technology Co., Ltd. were $8.4 million and $7.3 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at June 30, 2007 and December 31, 2006 were $1.5 million and $1.3 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. For the three months ended June 30, 2007 and 2006, purchases from Jesung C&M were $1.4 million and $1.7 million, respectively. For the six months ended June 30, 2007 and 2006, purchases from Jesung C&M were $3.0 million and $3.3 million, respectively. Amounts due to Jesung C&M at June 30, 2007 and December 31, 2006 were $0.4 million and $0.5 million, respectively.

We had leased, through June 2007, 2,700 square feet of office space in West Chester, Pennsylvania from trusts related to James J. Kim. Amounts paid for this lease for the three and six months ended June 30, 2007 and 2006 were less than $0.1 million. The lease expired on June 30, 2007 and was not renewed. We vacated the space in June 2007.

16.	Business Segments

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, we have determined we have two reportable segments, packaging and test. Packaging and test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services, or just packaging or test services. Our packaging services process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. Our test services include the probing of fabricated wafers and testing of packaged chips using sophisticated equipment to ensure that design specifications are satisfied.

The accounting policies for segment reporting are the same as those for our consolidated financial statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segments is shown in the following table. The “other” column includes other corporate adjustments, sales office and corporate property, plant and equipment.

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months June 30, 2007
Net sales	$583,818	$68,668	$—	$652,486
Gross profit	142,417	19,751	(476)	161,692
Three Months Ended Months June 30, 2006
Net sales	$616,540	$70,334	$(243)	$686,631
Gross profit	145,685	23,962	(323)	169,324
Six Months Ended Months June 30, 2007
Net sales	$1,162,543	$141,171	$(240)	$1,303,474
Gross profit	265,132	42,715	1,183	309,030
Six Months Ended Months June 30, 2006
Net sales	$1,200,218	$131,922	$(420)	$1,331,720
Gross profit	282,458	42,044	(441)	324,061
Gross Property, Plant and Equipment
June 30, 2007	$2,483,227	$612,171	$120,866	$3,216,264
December 31, 2006	2,421,171	596,079	112,449	3,129,699

17.	Restructuring and Reduction in Force

During the second quarter of 2007, we commenced a phased transition of wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan as part of our ongoing efforts to help our customers shorten time-to-market and get closer to the upstream production sources. The North Carolina facility will primarily focus on research and development activities after the transition is complete. We expect to complete the transition of production to Taiwan by April 2008. In April 2007, the specific details surrounding the related reduction in force were communicated to the impacted employees at our North Carolina facility. The costs associated with this activity are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended). We recorded a charge for termination benefits of $0.4 million, primarily included in cost of goods sold during the quarter ended June 30, 2007. The amount recorded in accrued expenses for termination benefits was $0.4 million as of June 30, 2007. We currently anticipate that an additional $0.9 million related to termination benefits will be charged primarily to cost of goods sold over the remaining employment service period through April 2008. We anticipate total termination benefits of $1.3 million will be paid through April 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are considered forward looking statements including but not limited to statements regarding: trends in outsourcing and reductions in inventory, demand and selling prices for our services and products; future capacity utilization rates, revenue, gross margins and operating performance; our ability to focus capital investments on increasing wafer bumping, flip chip, test, advanced laminate packaging capacity and information systems; entry into supply agreements with customers and forecast customer demand; anticipated tax rate; sufficient cash flows and liquidity to fund working capital, estimated capital expenditures of $275 million to $300 million, debt service requirements and no declaration of cash dividends; our substantial indebtedness; our expectations regarding continued compliance with our debt covenants; the continued service of key senior management and technical personnel; increase in the scope and growth of our operations and ability to implement expansion plans; our ability to offset an increase in fixed commodity prices; the favorable outcome of litigation proceedings; our ability to comply with environmental regulations and foreign laws; our ability to quickly respond to a natural disaster or terrorist attack; the condition, growth and cyclical nature of the semiconductor industry; our contractual obligations; and other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks, uncertainties, assumptions and other factors that could affect future results and cause actual results and events to differ materially from historical and expected results and those expressed or implied in the forward looking statements, including, but not limited to, those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this quarterly report on Form 10-Q in Part II, Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2007 and our liquidity and capital resources. You should read the following discussion in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this quarterly report, as well as other reports we file with the Securities and Exchange Commission.

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

Our second quarter net income was $31.0 million, or $0.16 per diluted share, versus net income in the second quarter of 2006 of $23.8 million, or $0.13 per diluted share. In the three months ended June 30, 2007, sales decreased $34.1 million or 5.0% to $652.5 million from $686.6 million in the three months ended June 30, 2006. During the second quarter of 2007 compared to the second quarter of 2006, we experienced a volume decrease in wirebond packaging services partially offset by an increase in flip chip packaging services. Although sales declined, gross margin remained relatively flat for the second quarter of 2007 at 24.8% compared to 24.7% for the second quarter of 2006 largely because of a change in sales mix to packages with lower material costs. In connection with refinancing transactions during the second quarter of 2007 and 2006, $15.9 million and $27.9 million of net debt retirement costs were recorded, respectively.

We continue to manage our production lines, allocate assets and selectively expand our capacity. Second quarter 2007 capital additions totaled $59.5 million. We expect that our full year 2007 capital additions will be in the range of $275 million to $300 million, which is subject to adjustment based on business conditions. Our capital investments have been, and we expect will continue to be, primarily focused on increasing our advanced laminate, test services, wafer bump and flip chip packaging capacity. In addition, we continue to make investments in our information systems.

Cash provided by operating activities increased $14.2 million to $254.0 million for the six months ended June 30, 2007 as compared to $239.8 million for the six months ended June 30, 2006. Cash flow from operations generated during the six months ended June 30, 2007 funded capital purchases of $102.2 million leaving $151.8 million of Free Cash Flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during the first half of 2007.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

			For the Six Months Ended
	For the Three Months Ended June 30,		June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.8%	24.7%	23.7%	24.3%
Operating income	13.5%	14.6%	12.5%	13.8%
Income before income taxes and minority interests	5.5%	3.8%	5.7%	4.8%
Net income	4.7%	3.5%	5.0%	4.4%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales.  Sales decreased $34.1 million, or 5.0%, to $652.5 million in the three months ended June 30, 2007 from $686.6 million in the three months ended June 30, 2006 principally driven by decreases in wirebond packaging services, offset by an increase in flip chip packaging services.

Packaging Net Sales.  Packaging net sales decreased $32.7 million, or 5.3%, to $583.8 million in the three months ended June 30, 2007 from $616.5 million in the three months ended June 30, 2006 principally driven by decreased volume for wirebond packaging services partially offset by improved flip chip packaging services. Packaging unit volume decreased 4.9% to 2.1 billion units in the three months ended June 30, 2007 from 2.2 billion units in the second quarter of 2006.

Test Net Sales.  Test net sales decreased $1.6 million, or 2.3%, to $68.7 million in the three months ended June 30, 2007 from $70.3 million in the three months ended June 30, 2006 principally due to a decrease in unit volume.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percent of revenue decreased to 36.7% for the three months ended June 30, 2007 from 39.2% for the three months ended June 30, 2006 due to change in product mix resulting in lower material costs per product.

Labor costs as a percentage of net sales, increased to 16.5% for the three months ended June 30, 2007 from 14.9% for the three months ended June 30, 2006 due to lower net sales, higher labor and benefit costs driven in part by wage increases and the depreciation of the U.S. dollar, partially offset by a net reduction in headcount.

As a percentage of net sales, other manufacturing costs increased to 22.0% for the three months ended June 30, 2007 from 21.2% for the three months ended June 30, 2006. The second quarter of 2007 includes additional costs associated with our newer factories and increased depreciation costs as a result of our capital expenditures, which are focused on increasing our test, flip chip and advanced laminate packaging capacity.

Stock-based compensation included in cost of sales was $0.4 million for the three months ended June 30, 2007 and June 30, 2006.

Gross Profit.  Gross profit decreased $7.6 million to $161.7 million, or 24.8% of net sales in the three months ended June 30, 2007 from $169.3 million, or 24.7% of net sales, in the three months ended June 30, 2006. The decrease in gross profit was due to higher labor costs offset by lower material costs due to a change in product mix.

Packaging Gross Profit.  Gross profit for packaging decreased $3.3 million to $142.4 million, or 24.4% of packaging net sales, in the three months ended June 30, 2007 from $145.7 million, or 23.6% of packaging net sales, in the three months ended June 30, 2006. The packaging gross profit decrease was primarily due to decreased volume partially offset by a change in product mix which improved gross profit.

Test Gross Profit.  Gross profit for test decreased $4.2 million to $19.8 million, or 28.8% of test net sales, in the three months ended June 30, 2007 from $24.0 million, or 34.1% of test net sales, in the three months ended June 30, 2006. This decrease was primarily due to increased depreciation costs as a result of our capital expenditures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.4 million, or 5.8%, to $62.4 million for the three months ended June 30, 2007, from $59.0 million for the three months ended June 30, 2006 reflecting higher spending for professional fees and travel expenses.

Other (Income) Expense.  Other expenses, net decreased $21.4 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. In the three months ended June 30, 2007 and 2006, we recognized $15.9 million and $27.9 million, respectively, of debt retirement costs, net. In addition, there was a decrease of $9.5 million in net interest expense in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to our continued focus on strengthening our liquidity by reducing debt as well as refinancing debt with lower interest rate borrowings.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year of 2007, we anticipate an effective income tax rate of approximately 9.2%, which reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. The effective rate for the three months ended June 30, 2007 was 12.0% and 7.6% for the three months ended June 30, 2006. The increase is primarily attributable to a change in the mix of income reported in tax jurisdictions with varying tax rates.

At June 30, 2007, we had U.S. net operating loss carryforwards totaling $400.6 million, which expire at various times through 2027. Additionally, at June 30, 2007, we had $46.6 million of non-U.S. operating loss carryforwards, which expire at various times through 2012. We maintain a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales.  Net sales decreased $28.2 million, or 2.1%, to $1,303.5 million for the six months ended June 30, 2007 from $1,331.7 million for the six months ended June 30, 2006, principally driven by decreased unit volume for wirebond packaging services partially offset by an increase in flip chip packaging services.

Packaging Net Sales.  Packaging net sales decreased $37.7 million, or 3.1%, to $1,162.5 million in the six months ended June 30, 2007 from $1,200.2 million in the six months ended June 30, 2006 principally driven by decreased unit volume. Packaging unit volume decreased 7.2% to 4.1 billion units in the six months ended June 30, 2007 from 4.4 billion units in the 2006 period. The decrease in unit volume is principally attributed to our wirebond packaging services, partially offset by an increase in our flip chip packaging services.

Test Net Sales.  Test net sales increased $9.3 million, or 7.1%, to $141.2 million in the six months ended June 30, 2007 from $131.9 million in the six months ended June 30, 2006, principally due to the production ramp of our new test facility in Singapore and an increase in test units in our other test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs decreased due to the volume decrease. Material costs as a percent of revenue decreased from 38.9% for the six months ended June 30, 2006 to 38.0% for the six months ended June 30, 2007 primarily as a result of product mix and favorable pricing.

Labor costs in absolute dollars were up due to increased labor and benefit costs. Labor as a percentage of net sales, increased to 16.5% for the six months ended June 30, 2007, from 15.0% for the six months ended June 30, 2006, due to increased labor wages, lower utilization of our capacity and the depreciation of the U.S. dollar, partially offset by a net reduction in headcount.

Other manufacturing costs decreased as a result of the decreased volume partially offset by increased depreciation costs as a result of our capital expenditures which are focused on increasing our wafer bumping, flip chip, test and advanced laminate packaging capacity. As a percentage of net revenues, other manufacturing costs increased slightly to 21.8% for the six months ended June 30, 2007, from 21.7% for the six months ended June 30, 2006, due to lower overhead utilization.

Stock-based compensation included in cost of sales amount to $0.7 million for the six months ended June 30, 2007 compared to $0.6 million for the six months ended June 30, 2006.

Gross Profit.  Gross profit decreased $15.0 million to $309.0 million, or 23.7% of net sales in the six months ended June 30, 2007 from $324.1 million, or 24.3% of net sales, in the six months ended June 30, 2006. This decrease in gross profit was due to higher labor costs partially offset by lower material costs due to product mix.

Packaging Gross Profit.  Gross profit for packaging decreased $17.4 million to $265.1 million, or 22.8% of packaging net sales, in the six months ended June 30, 2007 from $282.5 million, or 23.5% of packaging net sales, in the six months ended June 30, 2006. The packaging gross profit decrease was primarily due to decreased utilization of our capacity and our significant fixed costs at our factories.

Test Gross Profit.  Gross profit for test increased $0.7 million to $42.7 million, or 30.2% of test net sales, in the six months ended June 30, 2007 from $42.0 million, or 31.8% of test net sales, in the six months ended June 30, 2006. This increase was primarily due to increased volume partially offset by increased depreciation costs as a result of our capital expenditures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.9 million, or 4.0%, to $125.0 million for the six months ended June 30, 2007, from $120.2 million for the six months ended June 30, 2006 reflecting higher spending for professional fees, indirect factory costs and incentive compensation partially offset by a gain recognized on the disposition of real property used for administrative purposes.

Other (Income) Expense.  Other expenses, net, decreased $31.3 million to $88.6 million, or 6.8% of net sales, for the six months ended June 30, 2007 from $119.9 million, or 9.0% of net sales, for the six months ended June 30, 2006. In the six months ended June 30, 2007 and 2006, we recognized $15.9 million and $27.4 million, respectively, of debt retirement costs, net. In addition, there was a decrease of $15.7 million in net interest expense in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to our continued focus to strengthen our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year of 2007, we anticipate an effective income tax rate of approximately 9.2%, which reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. The effective rate for the six months ended June 30, 2007 was 11.2% and 8.7% for the six months ended June 30, 2006. The increase is primarily attributable to a change in the mix of income reported in tax jurisdictions with varying tax rates. Additionally, the effective tax rate for the six months ended June 30, 2007 reflects certain discrete period items recorded in the first and second quarters of 2007. We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

At June 30, 2007, we had U.S. net operating loss carryforwards totaling $400.6 million, which expire at various times through 2027. Additionally, we had $46.6 million of non-U.S. net operating loss carryforwards, which expire at various times through 2012.

Liquidity and Capital Resources

We generated net income of $65.6 and $58.2 for the six months ended June 30, 2007 and 2006, respectively. During the second quarter of 2007 and 2006, we recorded in connection with refinancing transactions $15.9 million and $27.9 million of net debt retirement costs, respectively. Our operating activities provided cash totaling $254.0 and $239.8 in the six months ended June 30, 2007 and 2006, respectively. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity, and in June 2007 we redeemed the remaining $21.9 million of the 2009 10.5% senior subordinated notes outstanding with cash on hand.

In April 2007, we entered into a $300.0 million, 7-year secured credit facility with Woori Bank (“Term Loan”). The Term Loan is secured by substantially all the land, factories, and equipment located at our Korean facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.6% as of June 30, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance our existing $300.0 million second lien term loan due, October 2010, which bore interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of our obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

We have a significant level of debt, with $1,812.7 million outstanding at June 30, 2007, of which $159.3 million is current. The terms of such debt require significant scheduled principal payments in the coming years, including $34.3 million during the remainder of 2007, $154.1 million in 2008, $54.7 million in 2009, $54.7 million in 2010, $482.6 million in 2011 and $1,032.3 million thereafter.

The interest payments required on our debt are also substantial. For example, in the six months ended June 30, 2007, we paid $71.1 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.) We were in compliance with all debt covenants at June 30, 2007 and expect to remain in compliance with these covenants through June 30, 2008.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the first half of 2007, we had capital additions of $114.8 million and for all of 2007 we currently anticipate making capital additions in the range of $275 million to $300 million, which estimate is subject to adjustment based on business conditions. Our 2007 capital additions budget remains focused on strategic growth areas of wafer bump, test and flip chip packaging.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2007, we had cash and cash equivalents of $238.4 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through at least June 30, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond June 30, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors”, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business and the repayment of debt.

Cash flows

Cash provided by operating activities was $254.0 million for the six months ended June 30, 2007 compared to $239.8 million for the six months ended June 30, 2006. Free cash flow (defined below) increased by $81.4 million to $151.8 million for the six months ended June 30, 2007 compared to $70.3 million for the six months ended June 30, 2006.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007 and 2006 was as follows:

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Operating activities	$253,983	$239,806
Investing activities	(99,115)	(168,136)
Financing activities	(161,329)	(135,804)

Operating activities:  Our cash flow from operating activities for the six months ended June 30, 2007 increased $14.2 million to $254.0 million from $239.8 million for the six months ended June 30, 2006. This increase in operating cash flows is a result of positive changes in assets and liabilities and lower interest paid offset by a decrease in our operating income and the payment of prepayment fees in connection with a refinancing. Our operating income adjusted for depreciation and amortization expenses and other operating activities and non-cash items decreased $26.8 million largely attributed to decreased utilization of our capacity and our significant fixed costs at our factories together with increased selling, general and administrative costs. Interest expense for the six months ended June 30, 2007 decreased by $15.7 million as compared with the six months ended June 30, 2006 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows for the six months ended June 30, 2007 were reduced by $9.0 million in prepayment fees in connection with refinancing our second lien term loan. Changes in assets and liabilities increased operating cash flows by $33.4 million for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 driven largely by reduced levels of receivables, inventory and accounts payable in line with the reduced unit volumes and changes in sales mix as well as an increase in employee benefit liabilities. Other changes in operating activities including foreign currency losses, other income and expenses, taxes and minority interest explained $0.9 million of the increase in operating cash flows.

Investing activities:  Our cash flows used in investing activities for the six months ended June 30, 2007 decreased by $69.0 million to $99.1 million from $168.1 million for the six months ended June 30, 2006. This decrease was primarily due to a $67.3 million decrease in payments for property, plant and equipment from

$169.5 million in the six months ended June 30, 2006 to $102.2 million in the six months ended June 30, 2007. Investing activities were higher in 2006 principally as a result of our expansion of our facilities in China and Singapore. Investing activities during the six months ended June 30, 2007 included increased proceeds from the sale of property, plant and equipment of $3.2 million primarily driven by a sale of real property in Korea used for administrative purposes.

Financing activities:  Our net cash used in financing activities for the six months ended June 30, 2006 was $135.8 million, compared with $161.3 million for the six months ended June 30, 2007. The net cash used in financing activities for the six months ended June 30, 2007 was primarily driven by the repayment of the $142.4 million of our 5% convertible notes at maturity in March 2007, and the redemption of the remaining $21.9 million 2009 10.5% senior subordinated notes in June 2007. The net cash used in financing activities for the six months ended June 30, 2006 was primarily driven by the repayment of the $132.0 million for our 5.75% convertible subordinated notes at maturity in June 2006. Proceeds from the issuance of stock through our stock compensation plans for the six months ended June 30, 2007 was $34.5 million, compared with $5.0 million for the six months ended June 30, 2006.

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

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$253,983	$239,806
Less purchases of property, plant and equipment	(102,212)	(169,469)

Free cash flow	$151,771	$70,337

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $1,812.7 million at June 30, 2007 from $2,005.3 at December 31, 2006. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity. In June 2007, we redeemed the remaining $21.9 million of the 2009 10.5% Senior Subordinated Notes outstanding with cash on hand. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all our debt covenants contained in our loan agreements at June 30, 2007. Additional details about our debt are available in Note 11 accompanying the unaudited Consolidated Financial Statements included within Part I, Item 1 of this quarterly report.

Capital Additions and Contractual Obligations

Our capital additions were $114.8 million for the six months ended June 30, 2007. We expect that our full year 2007 capital additions will be in the range of $275 million to $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2007 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the Condensed Consolidated Statements of Cash Flow statement to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$102,212	$169,469
Net increase in related accounts payable and deposits	12,607	26,805

Property, plant and equipment additions	$114,819	$196,274

The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2007 — Remaining	2008	2009	2010	2011	Thereafter
	(In thousands)

Total debt(1)	$1,812,709	$34,326	$154,108	$54,686	$54,728	$482,541	$1,032,320
Scheduled interest payment obligations(2)	723,549	62,008	118,228	113,995	110,656	89,797	228,865
Purchase obligations(3)	51,844	51,844	—	—	—	—	—
Operating lease obligations	46,671	2,958	5,612	3,917	3,687	3,822	26,675

Total contractual obligations	$2,634,773	$151,136	$277,948	$172,598	$169,071	$576,160	$1,287,860

(1)	The decrease in our total debt from the Annual Report on Form 10-K as of December 31, 2006, is primarily driven by the repayment of $142.4 million of our 5% convertible notes at maturity in March 2007, and $21.9 million for the redemption of the remaining 10.5% Senior Subordinated 2009 Notes outstanding in June 2007.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2007 for variable rate debt.

(3)	Includes $40.3 million of capital-related purchase obligations.

In addition to the obligations identified in the table above, non-current liabilities recorded in our unaudited Consolidated Balance Sheet at June 30, 2007, include $195.1 million related to pension and severance obligations, which the timing of the ultimate payment of these obligations was uncertain at June 30, 2007. Additionally, $20.4 million of customer advances are included in non-current liabilities and relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

The table above excludes liabilities we have with respect to unrecognized tax benefits. As discussed in Note 4 to our unaudited Consolidated Financial Statements, we adopted the provisions of FIN 48 on January 1, 2007. At June 30, 2007 the gross amount of our unrecognized tax benefits was approximately $11.6 million, which does not generally represent future cash payments because of the interaction with other tax attributes available such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our FIN 48 liabilities, we are unable to reasonably estimate the amount and period of ultimate settlement with the various taxing authorities. As management would expect cash outflows with respect to FIN 48 liabilities to occur over an indeterminate number of future years, it is unlikely that any payment of existing liabilities would have a material adverse affect on our liquidity in any future period.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of June 30, 2007. Operating lease commitments are included in the contractual obligation table above.

Contingencies, Indemnifications and Guarantees

Details about the company’s contingencies, indemnifications and guarantees are available in Note 14 accompanying the unaudited Consolidated Financial Statements included within Part I, Item 1 of this quarterly report. As for our contingencies related to our patent litigation, securities litigation, and other litigation and legal matters, if an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. The estimate of the potential impact from the legal proceedings, discussed in Note 14 accompanying the unaudited Consolidated Financial Statements, on our financial position, results of operations, or cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the six months ended June 30, 2007, there have been no significant changes in our critical accounting policies.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the unaudited Consolidated Financial Statements included within Part I, Item 1 of this quarterly report.

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

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at June 30, 2007 and December 31, 2006, a 20% increase

(decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Chinese	Japanese	Korean	Philippine	Singapore	Taiwanese
	Renminbi	Yen	Won	Peso	Dollar	Dollar
	(In thousands)

As of June 30, 2007	$(1,585)	$1,934	$(1,378)	$(9,423)	$(458)	$(10,110)
As of December 31, 2006	(2,178)	2,048	(4,750)	(3,734)	(992)	(10,861)

In addition, at June 30, 2007 and December 31, 2006, we had other foreign currency denominated liabilities, including denominations of the Euro, Swiss franc and Great Britain pound, whereby a 20% decrease in the related exchange rates would result in an aggregate of less than $0.1 million of additional foreign currency risk.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of June 30, 2007, we had a total of $1,812.7 million of debt of which 80.4% was fixed rate debt and 19.6% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of June 30, 2007 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. In April 2007, our second lien term loan was refinanced with a new term loan which is also a variable interest rate debt. As of December 31, 2006, we had a total of $2,005.3 million of debt of which 80.9% was fixed rate debt and 19.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of June 30, 2007.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In thousands)

Long term debt:
Fixed rate debt	$1,667	$91,539	$—	$—	$438,993	$925,000	$1,457,199	$1,618,135
Average interest rate	4.9%	9.1%	—	—	5.1%	8.2%	7.4%
Variable rate debt	$32,659	$62,569	$54,686	$54,728	$43,548	$107,320	$355,510	$355,510
Average interest rate	5.6%	5.8%	6.2%	6.2%	6.7%	6.7%	6.3%

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In July 2007 we implemented, as planned, several significant modules of our new enterprise resource planning (“ERP”) system at our largest subsidiary which has materially affected our business processes and internal control over financial reporting beginning in the third quarter of 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 14 to the Consolidated Financial Statements included in this quarterly report.

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

On July 24, 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through June 30, 2006. As previously disclosed, the Special Committee identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate our financial information from 1998 through March 31, 2006. The review of our historical stock option granting practices, related activities and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 14 to our consolidated financial statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2007, our total debt balance was $1,812.7 million, of which $159.3 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

History of Losses.

Although we achieved net income and positive operating cash flow in 2006 and the first half of 2007, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2006, we had capital additions of $299 million and in 2007 we currently anticipate making capital additions of approximately $275 million to $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $1,812.7 million outstanding at June 30, 2007, $159.3 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $34.3 million due during the remainder of 2007, $154.1 million due in 2008, $54.7 million due in 2009, $54.7 million due in 2010, $482.6 million due in 2011 and $1,032.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in the six months ended June 30, 2007, we paid $71.1 million of interest. (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2007, we had cash and cash equivalents of $238.4 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through June 30, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond June 30, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, or increasing borrowings or completing refinancings on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Recently, our customers’ demand for our services has been stable; however, we cannot predict if this demand trend will continue. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, cash flows and financial condition. If customer demand does not materialize as anticipated, our net sales, margins, operating results, cash flows and financial condition will be materially and adversely affected.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 30.1%, 27.9% and 25.2% of our net sales in the first half of 2007, and the fiscal years 2006 and 2005, respectively. No customer accounts for more than 10% of our net sales.

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

Impairment Charges — Any Impairment Charges Required Under GAAP May Have a Material Adverse Effect on Our Net Income.

Under GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In addition, goodwill and other intangible assets with indefinite lives are tested for impairment at least annually. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have a significant adverse impact on our results of operations and financial condition.

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 14 to the Consolidated Financial Statements included in the quarterly report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al., Khan v. Kim, et al. and Feldgus v. Kim, et al. If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this annual report on our financial condition, results of operations or cash flows could change in the future.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 14 to the Consolidated Financial Statements included in this quarterly report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our financial condition, results of operations or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. The estimate of the potential impact from the legal proceedings referred to in this report on our financial condition, results of operations, or cash flows could change in the future.

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

As of June 30, 2007, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 45% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013.

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
Kenneth T. Joyce
Executive Vice President and
Chief Financial Officer
(Principal Financial, Chief Accounting
Officer and Duly Authorized Officer)

Date: August 3, 2007

EXHIBIT INDEX

Exhibit	Description of
Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.