Form 10-Q
period 2007-09-30
AMKOR TECHNOLOGY INC
filed 2007-11-08
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

The number of outstanding shares of the registrant’s Common Stock as of October 31, 2007 was 181,774,586.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net sales	$689,083	$713,829	$1,992,557	$2,045,549
Cost of sales	519,152	536,062	1,513,596	1,543,721

Gross profit	169,931	177,767	478,961	501,828

Operating expenses:
Selling, general and administrative	64,080	68,477	189,107	188,648
Research and development	10,282	9,653	30,930	29,398
Gain on sale of specialty test operations	(1,717)	—	(1,717)	—

Total operating expenses	72,645	78,130	218,320	218,046

Operating income	97,286	99,637	260,641	283,782

Other (income) expense:
Interest expense, net	29,336	36,573	95,610	118,330
Interest expense, related party	1,563	1,563	4,688	4,914
Foreign currency loss	3,399	6,465	7,946	11,472
Debt retirement costs	—	—	15,875	27,389
Other (income) expense	254	(878)	(964)	1,497

Total other expense, net	34,552	43,723	123,155	163,602

Income before income taxes and minority interests	62,734	55,914	137,486	120,180
Income tax expense	1,194	2,881	9,573	8,465

Income before minority interests	61,540	53,033	127,913	111,715
Minority interests, net of tax	(920)	(223)	(1,713)	(678)

Net income	$60,620	$52,810	$126,200	$111,037

Net income per common share:
Basic	$0.33	$0.30	$0.70	$0.63

Diluted	$0.30	$0.27	$0.65	$0.60

Shares used in computing net income per common share:
Basic	181,664	178,108	180,200	177,537
Diluted	209,868	204,482	208,812	197,539

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$334,955	$244,694
Restricted cash	2,576	2,478
Accounts receivable:
Trade, net of allowances	385,396	380,888
Other	5,568	5,969
Inventories, net	150,052	164,178
Other current assets	38,051	39,650

Total current assets	916,598	837,857
Property, plant and equipment, net	1,425,769	1,443,603
Goodwill	672,654	671,900
Intangibles, net	22,443	29,694
Investments	5,318	6,675
Restricted cash	1,703	1,688
Other assets	48,495	49,847

Total assets	$3,092,980	$3,041,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$161,918	$185,414
Trade accounts payable	320,585	291,847
Accrued expenses	163,639	145,501

Total current liabilities	646,142	622,762
Long-term debt	1,541,528	1,719,901
Long-term debt, related party	100,000	100,000
Pension and severance obligations	206,008	170,070
Other non-current liabilities	33,718	30,008

Total liabilities	2,527,396	2,642,741

Commitments and contingencies (see Note 14)
Minority interests	6,282	4,603

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 181,720 in 2007 and 178,109 in 2006	182	178
Additional paid-in capital	1,480,401	1,441,194
Accumulated deficit	(915,190)	(1,041,390)
Accumulated other comprehensive loss	(6,091)	(6,062)

Total stockholders’ equity	559,302	393,920

Total liabilities and stockholders’ equity	$3,092,980	$3,041,264

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$126,200	$111,037
Depreciation and amortization	215,679	203,065
Debt retirement costs	6,875	27,389
Other operating activities and non-cash items	8,769	29,492
Changes in assets and liabilities	56,945	9,673

Net cash provided by operating activities	414,468	380,656

Cash flows from investing activities:
Payments for property, plant and equipment	(159,942)	(252,401)
Proceeds from the sale of property, plant and equipment	5,130	2,524
Other investing activities	(1,778)	(2,578)

Net cash used in investing activities	(156,590)	(252,455)

Cash flows from financing activities:
Borrowings under revolving credit facilities	80,340	143,659
Payments under revolving credit facilities	(95,398)	(134,419)
Proceeds from issuance of long-term debt	300,000	590,000
Payments for debt issuance costs	(3,441)	(15,087)
Payments of long-term debt	(486,888)	(734,861)
Proceeds from issuance of stock through stock compensation plans	36,380	4,981

Net cash used in financing activities	(169,007)	(145,727)

Effect of exchange rate fluctuations on cash and cash equivalents	1,390	1,518

Net increase (decrease) in cash and cash equivalents	90,261	(16,008)
Cash and cash equivalents, beginning of period	244,694	206,575

Cash and cash equivalents, end of period	$334,955	$190,567

Cash paid during the period for:
Interest	$89,810	$121,078
Income taxes	$10,523	$6,123
Non cash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$—	$17,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2006 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our latest annual report for the year ended December 31, 2006 filed on Form 10-K with the SEC on February 26, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

Recently Adopted Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We adopted the provisions of SFAS No. 155 on January 1, 2007. The adoption of this statement did not have an impact on our financial statements and disclosures.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the opening balance of retained earnings. See Note 4 for more information.

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

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based employee compensation expense included in the Consolidated Statements of Income:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Cost of sales	$332	$923	$1,013	$1,561
Selling, general, and administrative	667	293	1,817	1,952

Stock-based compensation expense	$999	$1,216	$2,830	$3,513

Stock Option Plans.  Substantially all of the options granted are generally exercisable pursuant to a two, three or four-year vesting schedule and the term of the options granted is no longer than ten years. On August 6, 2007, the shareholders approved a new stock plan (“2007 Equity Incentive Plan”) that provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares, and (vi) other stock or cash awards. The effective date of this plan is January 1, 2008 and there are 17,000,000 shares of our common stock reserved for issuance under the 2007 Equity Incentive Plan.

A summary of the current stock option plans and the respective plan termination dates and shares available for grant as of September 30, 2007 is shown below.

	1998 Director	1998 Stock	2003 Inducement
Stock Option Plans	Option Plan	Plan	Plan

Contractual Life (yrs)	10	10	10
Plan termination date	January 2008	January 2008	Board of Directors Discretion
Shares available for grant at September 30, 2007	71,666	7,342,211	380,000

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

The following assumptions were used to calculate weighted average fair values of the options granted for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected life (in years)	5	5.8	5	5.8
Risk-free interest rate	4.6%	4.9%	4.6%	4.6%
Volatility	74%	86%	74%	78%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$6.91	$4.35	$6.91	$4.82

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $1.2 million and $12.0 million, respectively. The intrinsic value of options exercised for the three and nine months ended September 30, 2006 was less than $0.1 million and $1.5 million, respectively.

The following is a summary of all option activity for the nine months ended September 30, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2006	15,334,089	$10.47
Granted	170,000	11.01
Exercised	(3,611,361)	10.07
Forfeited or expired	(733,521)	12.36

Outstanding at September 30, 2007	11,159,207	10.50	4.77	$20,484,540

Exercisable at September 30, 2007	9,547,385	11.18	4.23	$12,331,965

Fully vested and expected to vest at September 30, 2007	10,945,315	10.58	4.71	$19,380,645

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $5.0 million as of September 30, 2007, which is expected to be recognized over a weighted-average period of 1.05 years beginning October 1, 2007.

For the nine months ended September 30, 2007 and 2006, cash received from option exercises under all share-based payment arrangements was $36.4 million and $5.0 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

3.	Comprehensive Income

The components of comprehensive income are summarized below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$60,620	$52,810	$126,200	$111,037
Unrealized gain (loss) on investments, net of tax	—	2,018	(1,004)	(553)
Reclassification adjustment for losses included in net income	44	—	44	2,624
Change in unrecognized pension costs, net of tax	129	—	380	—
Foreign currency translation adjustment	2,216	(1,166)	551	1,064

Total comprehensive income	$63,009	$53,662	$126,171	$114,172

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Unrealized gains (losses) on securities	$—	$960
Unrecognized pension costs	(11,455)	(11,835)
Cumulative unrealized foreign currency translation gains	5,364	4,813

Total accumulated other comprehensive loss	$(6,091)	$(6,062)

4.	Income Taxes

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

Income tax expense for the three and nine months ended September 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. Our effective tax rate of 7.0% for the nine months ended September 30, 2007 reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. We also released a valuation allowance during the three months ended September 30, 2007 related to deferred tax assets of certain international locations which decreased income tax expense by $5.1 million for the three and nine months ended September 30, 2007. Management believes that sufficient positive evidence now exists to release the remaining valuation allowance for these deferred tax assets. The positive evidence we considered was: (i) the consistent profitability of these operations over a two year period; (ii) the increase in profitability experienced in the third quarter of 2007 based on demand for the products from these operations; and (iii) the visibility we have over the next two years for these operations which is the time frame we expect to realize the deferred tax assets. At September 30, 2007, we had U.S. net operating loss carryforwards totaling $345.0 million, which expire at various times through 2027. Additionally, at September 30, 2007, we had $48.2 million of non-U.S. operating loss carryforwards, which expire at various times through 2012.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on certain deferred tax assets in certain foreign jurisdictions. We will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

We adopted the provisions of FIN 48 on January 1, 2007. We recognized no cumulative effect of the adoption of FIN 48 to the opening balance of retained earnings as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits upon adoption of FIN 48 was $11.8 million. The gross amount of unrecognized tax benefits resulting from prior periods increased by $0.1 million during the three months ended September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million as of January 1, 2007 and $1.7 million as of September 30, 2007. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months due to statutes of limitations expiring in certain foreign jurisdictions which would decrease our non-US unrecognized tax benefits related to historical foreign revenue attribution by less than $1.0 million.

We have recognized $0.1 million of interest and penalties in the Consolidated Statement of Income for the nine months ended September 30, 2007 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in long-

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term liabilities in connection with our unrecognized tax benefits is $0.3 million and $0.5 million as of January 1, 2007 and September 30, 2007, respectively.

As of January 1, 2007 and September 30, 2007, the following tax years remain subject to examination in the following major tax jurisdictions:

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

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$60,620	$52,810	$126,200	$111,037
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,491	1,187	3,866	1,636
Interest on 6.25% convertible notes due 2013, net of tax	1,592	1,563	4,717	4,913

Net income — diluted	$63,703	$55,560	$134,783	$117,586

Weighted average shares outstanding — basic	181,664	178,108	180,200	177,537
Effect of dilutive securities:
Stock options	1,830	—	2,238	545
2.5% convertible notes due 2011	13,023	13,023	13,023	6,106
6.25% convertible notes due 2013	13,351	13,351	13,351	13,351

Weighted average shares outstanding — diluted	209,868	204,482	208,812	197,539

EPS:
Basic	$0.33	$0.30	$0.70	$0.63
Diluted	$0.30	$0.27	$0.65	$0.60

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Stock options	4,172	14,223	2,124	12,652
5.0% convertible notes due 2007	—	2,484	673	2,484
5.75% convertible notes due 2006	—	—	—	2,095

Total potentially dilutive shares	4,172	16,707	2,797	17,231

6.	Accounts Receivable

Accounts receivable, trade consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Accounts receivable	$392,633	$392,370
Allowance for sales credits	(6,221)	(9,247)
Allowance for doubtful accounts	(1,016)	(2,235)

	$385,396	$380,888

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Raw materials and purchased components	$108,941	$126,492
Work-in-process	39,611	34,676
Finished goods	1,500	3,010

	$150,052	$164,178

We report inventories net of the allowance for excess and obsolete inventory of $31.8 million and $25.5 million at September 30, 2007 and December 31, 2006, respectively.

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2007	2006
	(In thousands)

Land	$110,364	$110,730
Land use rights in China	19,945	19,945
Buildings and improvements	796,919	790,847
Machinery and equipment	2,154,781	2,057,939
Furniture, fixtures and other equipment	163,694	141,621
Construction and assets in progress	11,515	8,617

	3,257,218	3,129,699
Less — Accumulated depreciation and amortization	(1,831,449)	(1,686,096)

	$1,425,769	$1,443,603

The following table reconciles our activity related to property, plant and equipment as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Nine
	Months Ended
	September 30,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$159,942	$252,401
Net increase (decrease) in related accounts payable and deposits	32,624	(8,234)

Property, plant and equipment additions	$192,566	$244,167

9.	Goodwill and Other Intangibles Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2006	$671,900
Additions	782
Translation adjustments	(28)

Balance as of September 30, 2007	$672,654

In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to an earn-out provision in connection with our investment in Unitive Semiconductor Taiwan.

During the second quarter of 2007, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed our annual impairment test on goodwill and concluded that goodwill was not impaired.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles as of September 30, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$75,241	$(56,968)	$18,273
Customer relationship and supply agreements	8,858	(4,688)	4,170

	$84,099	$(61,656)	$22,443

Intangibles as of December 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,468	$(50,167)	$24,301
Customer relationship and supply agreements	8,858	(3,465)	5,393

	$83,326	$(53,632)	$29,694

Amortization of identifiable intangible assets was $2.4 million for each of the three months ended September 30, 2007 and 2006. Amortization of identifiable intangible assets was $8.0 million and $7.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Based on the amortizing intangible assets recognized in our balance sheet at September 30, 2007, amortization for each of the next five fiscal years is estimated as follows:

2007 Remaining	$2,370
2008	9,482
2009	4,725
2010	2,756
2011	991
Thereafter	2,119

Total	$22,443

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Payroll and benefits	$71,203	$63,222
Accrued interest	35,228	22,721
Customer advances	9,561	17,533
Income taxes payable	6,662	5,382
Other accrued expenses	40,985	36,643

	$163,639	$145,501

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2007	2006
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	—	300,000
Senior notes
9.25% Senior notes due February 2008	88,206	88,206
7.125% Senior notes due March 2011	249,052	248,877
7.75% Senior notes due May 2013	425,000	425,000
9.25% Senior notes due June 2016	400,000	400,000
Senior subordinated notes
10.5% Senior subordinated notes due May 2009	—	21,882
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	—	142,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Debt of subsidiaries
Secured term loans
Term loan, Woori Bank base rate plus 0.5% due April 2014	289,278	—
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	6,833	8,411
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	39,117	45,024
Secured equipment and property financing	8,171	12,626
Revolving credit facilities	7,789	22,571
Other debt	—	296

	1,803,446	2,005,315
Less: Short-term borrowings and current portion of long-term debt	(161,918)	(185,414)

Long-term debt (including related party)	$1,641,528	$1,819,901

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate at September 30, 2007 was 6.73%; however, no borrowings were outstanding on this credit facility. As of September 30, 2007, we had utilized $0.2 million of the available letter of credit sub-limit, and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

In October 2004, we entered into a $300.0 million second lien term loan with a group of institutional lenders. The term loan bore interest at a rate of LIBOR plus 450 basis points (9.87% at December 31, 2006); and would have matured in October 2010. The loan was secured by a second lien on substantially all of our U.S. subsidiaries’ assets, including a portion of the shares of certain of our foreign subsidiaries. The second lien term loan was refinanced and paid in full in April 2007 with the proceeds of the $300.0 million, 7-year secured credit facility with Woori Bank in Korea. In connection with the prepayment of the second lien term loan, we recorded a loss on debt retirement of $15.7 million in April 2007, which included $9.0 million in prepayment fees and $6.7 million of unamortized deferred debt issuance costs. This repayment transaction fully discharged all of our obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

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

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes are not redeemable at our option until May 2008 whereupon the notes become redeemable at specified prices.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the indenture has been terminated. We recorded a charge of $0.2 million to write-off the unamortized deferred debt issuance costs in June 2007.

The senior notes contain a number of affirmative and negative covenants, which could restrict our operations.

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due May 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time prior to the maturity date into our common stock at a price of $14.59 per share, subject to adjustment. The May 2011 Notes are subordinated to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums. The senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

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

Debt of Subsidiaries

Secured Term Loans

In April 2007, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300.0 million, 7-year secured term loan (“Term Loan”) with Woori Bank. The Term Loan is guaranteed on an unsecured basis by Amkor Technology, Inc (“Amkor”). The Term Loan is secured by substantially all the land, factories, and equipment located at our ATK facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.61% as of September 30, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance Amkor’s existing $300.0 million second lien term loan, due October 2010 (see above). We incurred $3.4 million in debt issuance costs in connection with the Woori loan, which amount was funded from cash on hand.

In June 2005, Unitive Semiconductor Taiwan, a Taiwanese subsidiary, entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.72% and 4.23% as of September 30, 2007 and December 31, 2006, respectively). Interest payments are due monthly and principal payments are due quarterly. The proceeds of the UST Note were used to satisfy notes previously held by Unitive Semiconductor Taiwan. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In November 2005, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary, entered into a NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2% (4.13% and 3.22% as of September 30, 2007 and December 31, 2006, respectively). Interest payments are due quarterly and principal payments are due semi-annually. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at September 30, 2007 and December 31, 2006, was 6.73% and 6.14%, respectively. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), had a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million) that matured in September 2007. We renewed this facility for 2.5 billion Japanese yen (approximately $21.6 million). The line of credit matures in September 2008 and accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at September 30, 2007 ranged from 1.34% to 1.35%, and December 31, 2006 ranged from 0.97% to 1.04%. Amounts drawn on the line of credit were $6.9 million and $7.6 million at September 30, 2007 and December 31, 2006, respectively.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.4 million), maturing in June 2008, that accrues interest at TIBOR plus 0.5%. The interest rate at September 30, 2007 and at December 31, 2006 was 1.24% and 0.92%, respectively. There was $0.9 million drawn on the line of credit as of September 30, 2007. There were no amounts outstanding at December 31, 2006.

Our Philippine subsidiary has a revolving line of credit of 895.0 million Philippine peso (approximately $18.5 million), maturing in October 2007, that accrues interest at LIBOR plus 1.0% (6.23% at September 30, 2007 and December 31, 2006). There were no amounts outstanding at September 30, 2007 and December 31, 2006.

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

Unitive Semiconductor Taiwan had a revolving line of credit with a Taiwan bank for NT$60.0 million (approximately $1.9 million) that matured in June 2007. We renewed this facility for NT$20.0 million (approximately $0.6 million) in August 2007. The line of credit matures in June 2008 and accrues interest at a variable

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate. The interest rate at September 30, 2007 and December 31, 2006 was 4.44% and 3.60%, respectively. There were no amounts drawn on the line of credit as of September 30, 2007 and December 31, 2006.

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

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Income. Interest income for the three and nine months ended September 30, 2007 was $2.8 million and $6.6 million, respectively. For the three and nine months ended September 30, 2006, interest income was $1.3 million and $4.9 million, respectively.

Compliance with Debt Covenants

We were in compliance with all of our covenants as of September 30, 2007 and December 31, 2006.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries. The components of net periodic pension cost for these defined benefit plans are as follows:

			For the Nine
	For the Three Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Components of net periodic pension cost
Service cost	$1,597	$1,102	$4,666	$3,285
Interest cost	926	713	2,688	2,080
Expected return on plan assets	(478)	(405)	(1,388)	(1,181)
Amortization of transitional obligation	16	17	54	51
Amortization of prior service cost	19	17	55	52
Recognized actuarial loss	102	—	322	—

Total net periodic pension cost	$2,182	$1,444	$6,397	$4,287

For the three and nine months ended September 30, 2007, $0.5 million and $1.4 million, respectively, was contributed to fund the pension plans. In the fourth quarter of 2007, we anticipate contributing an additional $8.0 million to fund the pension plans.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of their employment, based on their length of service, seniority and rate of pay at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. For the three months ended September 30, 2007 and 2006, the provision recorded for severance benefits was $9.7 million and $7.6 million, respectively. For the nine months ended September 30, 2007

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006, the provision recorded for severance benefits was $33.1 million and $24.7 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $170.2 million and $142.3 million at September 30, 2007 and December 31, 2006, respectively.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Customer advances	$21,148	$24,397
Other non-current liabilities	12,570	5,611

	$33,718	$30,008

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

14.	Commitments and Contingencies

As of September 30, 2007, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our results of operations or financial condition. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows. Our evaluation of the potential impact of these claims and legal proceedings on our financial position, results of operations or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a Limited TCC License Agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement licenses certain patents and know-how relating to semiconductor packaging. In their Request, Tessera alleges breach of contract and asserts Amkor owes Tessera royalties under the Agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005 and that Amkor has thereafter continued to assemble semiconductor packages subject to additional royalties, which Tessera alleges are substantial. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted that we are not using any of the licensed Tessera patents or know-how. We also asserted defenses and counterclaims of invalidity and unenforceability of the four patents identified by Tessera in their Request as the basis for their claim (U.S. Patent Nos. 5,679,977, 5,852,326, 6,433,419 and 6,465,893). On November 10, 2006,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tessera provided their Preliminary Claim Charts and added two additional patents to the proceeding, U.S. Patent Nos. 6,133,627 and 5,861,666.

On April 17, 2007, Tessera served notice to Amkor that it has terminated the Agreement, which is the basis for the breach of contract dispute in the ICC Arbitration. Amkor has disputed Tessera’s purported notice that it is entitled to terminate the Agreement and the Arbitration Panel has denied Tessera’s pre-hearing motion to terminate the Agreement and deferred that issue until the hearing. Also on April 17, 2007, Tessera instituted an action in Federal District Court for the Eastern District of Texas against certain of Amkor’s customers, and on May 15, 2007, at Tessera’s request, the United States International Trade Commission (“ITC”) instituted an investigation of certain Amkor customers. Both the ITC investigation and the Texas action allege infringement of two of the same patents asserted by Tessera in the arbitration, and Tessera may seek to include in those actions some of the same products packaged by Amkor that are at issue in the arbitration. Although Amkor has not been named as a respondent in the ITC investigation or a defendant in the Texas action, Amkor has received notification from a customer of a request for indemnification in connection with Tessera’s claims in those actions. Amkor has not accepted such request for indemnification.

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

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed a notice of appeal from the dismissal in the U.S. Circuit Court of Appeals for the Ninth Circuit.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 29, 2007, the U.S. District Court for the District of Arizona granted our motion to dismiss this case. We do not know whether the plaintiffs will appeal the decision or take further action.

On March 2, 2006, a purported shareholder derivative lawsuit entitled Khan v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action. This action was stayed pending resolution of the federal derivative suit referenced above, and in July 2007, was dismissed by the court without prejudice.

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

The derivative complaints seek monetary damages, an order directing us to take all necessary actions to improve corporate governance as may be necessary, equitable and/or injunctive relief as permitted by law, disgorgement, restitution, costs, fees, expenses and such other relief as the Court deems just and proper.

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in our securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. Amkor cannot predict the outcome of the investigation. In late 2006, our former general counsel, whose employment with us terminated in March of 2005, was indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of securities laws, on charges that the former general counsel traded in Amkor securities on the basis of material non-public information. In October 2007, a jury convicted the former general counsel on those charges. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations as contained in the indictment.

As previously disclosed, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and requested that we provide documentation related to these matters. We intend to continue to cooperate with the SEC.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $71.9 million based on the spot exchange rate at September 30, 2007.) We denied all liability associated with this claim. On March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

Arbitration.  In December 2006, ABS filed a demand with the American Arbitration Association (“AAA”) for arbitration in Pennsylvania under the November 1999 agreement, which demand is based on substantially the same claims raised in the French lawsuit described above. The arbitration filed with the AAA in December 2006 remains pending, and is not affected by the French Supreme Court’s final ruling in our favor described above.

We previously entered into agreements with ASI whereby ASI agreed to indemnify us against all costs, liabilities, damages, expenses and judgments resulting from or arising out of the claims of AME, ABS and ABS’ insurer in the above matters. In January 2007, Dongbu Electronics (now known as Dongbu Hitek) (“Dongbu”), successor in interest to ASI, acknowledged that it is the indemnifying party with respect to claims against us in the now-ended French proceeding described above, and in this Arbitration matter, although Dongbu has subsequently questioned the scope of their indemnity obligation. We continue to believe that Dongbu is obligated to indemnify us for these claims.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim, our Chairman and Chief Executive Officer, owns approximately 17.7% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms length and on terms consistent with our non-related party vendors. For the three months ended September 30, 2007 and 2006, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $5.0 million and $4.3 million, respectively. For the nine months ended September 30, 2007 and 2006, purchases from Acqutek Semiconductor and Technology Co., Ltd. were $13.3 million and $11.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at September 30, 2007 and December 31, 2006 were $1.8 million and $1.3 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. For the three months ended September 30, 2007 and 2006, purchases from Jesung C&M were $1.6 million. For the nine months ended September 30, 2007 and 2006, purchases from Jesung C&M were $4.6 million and $4.9 million, respectively. Amounts due to Jesung C&M at September 30, 2007 and December 31, 2006 were $0.5 million.

16.	Business Segments

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have determined we have two reportable segments, packaging and test. Packaging and test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services, or just packaging or test services. Our packaging services process creates an electrical interconnect between the semiconductor chip and the system board through wire bonding or bumping technologies. In packaging, individual chips are separated from the fabricated semiconductor wafers, attached to a substrate and then encased in a protective material to provide optimal electrical connectivity and thermal performance. Our test services include the probing of fabricated wafers and testing of packaged chips using sophisticated equipment to ensure that design specifications are satisfied.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months September 30, 2007
Net sales	$616,519	$73,072	$(508)	$689,083
Gross profit	147,767	22,623	(459)	169,931
Three Months Ended Months September 30, 2006
Net sales	$640,885	$73,120	$(176)	$713,829
Gross profit	155,144	22,815	(192)	177,767
Nine Months Ended Months September 30, 2007
Net sales	$1,779,061	$214,243	$(747)	$1,992,557
Gross profit	412,899	65,337	725	478,961
Nine Months Ended Months September 30, 2006
Net sales	$1,841,102	$205,042	$(595)	$2,045,549
Gross profit	437,559	64,900	(631)	501,828
Gross Property, Plant and Equipment
September 30, 2007	$2,512,028	$619,592	$125,598	$3,257,218
December 31, 2006	2,421,171	596,079	112,449	3,129,699

17.	Restructuring and Reduction in Force

During the second quarter of 2007, we commenced a phased transition of wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan as part of our ongoing efforts to help our customers shorten time-to-market and get closer to the upstream production sources. The North Carolina facility will primarily focus on research and development activities after the transition is complete. We expect to complete the transition of production to Taiwan by April 2008. In April 2007, the specific details surrounding the related reduction in force were communicated to the impacted employees at our North Carolina facility. The costs associated with this activity are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended). We recorded charges for termination benefits during the three and nine months ended September 30, 2007, respectively of $0.3 million and $0.7 million which were primarily included in cost of goods sold. The amount recorded in accrued expenses for termination benefits was $0.6 million as of September 30, 2007. We currently anticipate that an additional $0.4 million related to termination benefits will be charged primarily to cost of goods sold over the remaining employment service period through April 2008. We anticipate total termination benefits of $1.0 million will be paid through April 2008.

18.	Sale of Specialty Test Operations

In October 2005, we divested a specialty test operation and recognized a gain of $4.4 million. In the three months ended September 30, 2007, we recognized an additional gain of $1.7 million as a result of an earn-out provision provided in the asset purchase agreement. We received the cash in October 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are considered forward looking statements, including but not limited to statements regarding: trends in outsourcing and inventory levels in the supply chain, demand and selling prices for our services and products; future capacity utilization rates, revenue, gross margins and operating performance; our ability to focus capital investments on increasing advanced laminate, test services, wafer bump and flip chip packaging capacity and information systems and technology; entry into supply agreements with customers; forecasted customer demand; anticipated tax rate; sufficient cash flows and liquidity to fund working capital, estimated capital expenditures of $285 million to $300 million, and debt service requirements; no declaration of cash dividends; our substantial indebtedness; our expectations regarding continued compliance with our debt covenants; the continued service of key senior management and technical personnel; increase in the scope and growth of our operations and ability to implement expansion plans; our ability to offset an increase in fixed commodity prices; the favorable outcome of litigation proceedings; our ability to comply with environmental regulations and foreign laws; our ability to quickly respond to a natural disaster or terrorist attack; the condition, growth and cyclical nature of the semiconductor industry; our contractual obligations; and other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. These forward-looking statements involve a number of risks, uncertainties, assumptions and other factors that could affect future results and events to differ materially from historical and expected results and those expressed or implied in the forward looking statements, including, but not limited to, those set forth in the following discussion as well as in “Risk Factors that May Affect Future Operating Performance” set forth in this quarterly report on Form 10-Q in Part II, Item 1A “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2007 and our liquidity and capital resources. You should read the following discussion in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this quarterly report, as well as other reports we file with the Securities and Exchange Commission.

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

Our net income for the three months ended September 30, 2007 was $60.6 million, or $0.30 per diluted share, versus net income for the three months ended September 30, 2006 of $52.8 million, or $0.27 per diluted share. In the three months ended September 30, 2007, sales decreased $24.7 million or 3.5% to $689.1 million from $713.8 million in the three months ended September 30, 2006 driven by a decrease in leadframe packages and modules business partially offset by an increase in our advanced laminate packages.

Gross margin for the three months ended September 30, 2007 was 24.7% compared to 24.9% for the three months ended September 30, 2006 primarily resulting from higher labor costs offset by lower material costs due to a change in product mix.

We continue to manage our production lines, allocate assets and selectively expand our capacity. Capital additions during the three months ended September 30, 2007 totaled $77.7 million. We expect that our full year 2007 capital additions will be in the range of $285 million to $300 million, which is subject to adjustment based on business conditions. Our capital investments have been, and we expect will continue to be, primarily focused on increasing our advanced laminate, test services, wafer bump and flip chip packaging capacity. In addition, we continue to make investments in our information systems.

Cash provided by operating activities increased $33.8 million to $414.5 million for the nine months ended September 30, 2007 as compared to $380.7 million for the nine months ended September 30, 2006. Cash flows from operations generated during the nine months ended September 30, 2007 funded capital purchases of $159.9 million leaving $254.6 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the changes in our financial position and cash flows during the first nine months of 2007.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.7%	24.9%	24.0%	24.5%
Operating income	14.1%	14.0%	13.1%	13.9%
Income before income taxes and minority interests	9.1%	7.8%	6.9%	5.9%
Net income	8.8%	7.4%	6.3%	5.4%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales.  Sales decreased $24.7 million, or 3.5%, to $689.1 million in the three months ended September 30, 2007 from $713.8 million in the three months ended September 30, 2006 driven by a decrease in leadframe packages and modules business partially offset by an increase in our advanced laminate packages.

Packaging Net Sales.  Packaging net sales decreased $24.4 million, or 3.8%, to $616.5 million in the three months ended September 30, 2007 from $640.9 million in the three months ended September 30, 2006. While net sales decreased 3.8%, packaging unit volume increased 2.1% to 2.3 billion units in the three months ended September 30, 2007 from 2.2 billion units in the third quarter of 2006. The decrease in net sales is principally driven by a change in product mix that reflects a decrease in leadframe packages and our modules business partially offset by an increase in our advanced laminate packages. To a lesser extent, price reductions contributed to the decline in net sales.

Test Net Sales.  Test net sales were unchanged at $73.1 million for both the three months ended September 30, 2007 and the three months ended September 30, 2006.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percent of revenue decreased to 37.3% for the three months ended September 30, 2007 from 39.2% for the three months ended September 30, 2006 because packages with less material content accounted for a larger portion of our sales resulting in lower overall material costs.

Labor costs as a percentage of net sales increased to 16.4% for the three months ended September 30, 2007 from 14.4% for the three months ended September 30, 2006 due to higher labor and benefit costs attributable in part to wage increases and the weakening of the U.S. dollar partially offset by a net reduction in headcount.

As a percentage of net sales, other manufacturing costs were essentially flat at 21.6% for the three months ended September 30, 2007 and 21.5% for the three months ended September 30, 2006.

Stock-based compensation included in cost of sales was $0.3 million for the three months ended September 30, 2007 and $0.9 million for the three months ended September 30, 2006.

Gross Profit.  Gross profit decreased $7.9 million to $169.9 million, or 24.7% of net sales in the three months ended September 30, 2007 from $177.8 million, or 24.9% of net sales, in the three months ended September 30, 2006. The decrease in gross profit was due primarily to higher labor costs at our factories, partially offset by lower overall material costs due to a change in product mix.

Packaging Gross Profit.  Gross profit for packaging decreased $7.3 million to $147.8 million, or 24.0% of packaging net sales, in the three months ended September 30, 2007 from $155.1 million, or 24.2% of packaging net sales, in the three months ended September 30, 2006. The packaging gross profit decrease was due primarily to higher labor costs at our factories, partially offset by lower overall material costs from a change in product mix.

Test Gross Profit.  Gross profit for test decreased $0.2 million to $22.6 million, or 30.9% of test net sales, in the three months ended September 30, 2007 from $22.8 million, or 31.2% of test net sales, in the three months ended September 30, 2006. This slight decrease was primarily due to increased depreciation costs as a result of our capital expenditures for test equipment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $4.4 million, or 6.4%, to $64.1 million for the three months ended September 30, 2007, from $68.5 million for the three months ended September 30, 2006 principally reflecting higher spending in the three months ended September 30, 2006 for professional fees due to the stock option investigation and other related matters. This is partially offset by increased spending in the three months ended September 30, 2007 for professional fees related to our global enterprise resource planning implementation and increased legal costs.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $0.6 million to $10.3 million, or 1.5% of net sales for the three months ended September 30, 2007 from $9.7 million, or 1.4% of net sales in the three months ended September 30, 2006 primarily due to increased labor and benefits costs.

Gain on Sale of Specialty Test Operations.  In October 2005, we divested a specialty test operation and recognized a gain of $4.4 million. In the three months ended September 30, 2007, we recognized an additional gain of $1.7 million as a result of an earn-out provision provided in the asset purchase agreement. We received the cash in October 2007.

Other (Income) Expense.  Other expenses, net, decreased $9.2 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This decrease is primarily driven by a decrease of $7.2 million in net interest expense in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to our continued focus on strengthening our liquidity by reducing debt as well as refinancing debt with lower interest rate borrowings.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year of 2007, we anticipate an effective income tax rate of approximately 7.6%, which reflects the utilization of foreign net operating loss carryforwards, tax holidays, and the release of a valuation allowance in certain foreign jurisdictions. The effective rate for the three months ended September 30, 2007 and 2006 was 1.9% and 5.2%, respectively. The decrease is primarily attributable to the release of a valuation allowance on certain foreign deferred tax assets during the three months ended September 30, 2007. Management believes that sufficient positive evidence now exists to release the remaining valuation allowance for these deferred tax assets. The positive evidence we considered was: (i) the consistent profitability of these operations over a two year period; (ii) the increase in profitability experienced in the third quarter of 2007 based on demand for the products from these operations; and (iii) the visibility we have over the next two years for these operations which is the time frame we expect to realize the deferred tax assets.

At September 30, 2007, we had U.S. net operating loss carryforwards totaling $345.0 million, which expire at various times through 2027. Additionally, at September 30, 2007, we had $48.2 million of non-U.S. operating loss carryforwards, which expire at various times through 2012. We maintain a valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales.  Net sales decreased $53.0 million, or 2.6%, to $1,992.6 million for the nine months ended September 30, 2007 from $2,045.5 million for the nine months ended September 30, 2006 principally driven by a decrease in leadframe packages partially offset by an increase in our advanced laminate packages.

Packaging Net Sales.  Packaging net sales decreased $62.0 million, or 3.4%, to $1,779.1 million in the nine months ended September 30, 2007 from $1,841.1 million in the nine months ended September 30, 2006. Packaging unit volume decreased 4.1% to 6.3 billion units in the nine months ended September 30, 2007 from 6.6 billion units in the 2006 period. The decrease in net sales and unit volume is principally attributed to a decrease in leadframe packages partially offset by an increase in our advanced laminate packages. To a lesser extent, price reductions contributed to the decline in net sales.

Test Net Sales.  Test net sales increased $9.2 million, or 4.5%, to $214.2 million in the nine months ended September 30, 2007 from $205.0 million in the nine months ended September 30, 2006, principally due to increased test times resulting from a change in product mix.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percent of revenue decreased from 39.2% for the nine months ended September 30, 2006 to 37.7% for the nine months ended September 30, 2007 primarily due to a change in product mix resulting in lower material costs per product.

Labor as a percentage of net sales, increased to 16.5% for the nine months ended September 30, 2007, from 14.8% for the nine months ended September 30, 2006, due to increased labor wages at our factories, and the depreciation of the U.S. dollar, partially offset by a net reduction in headcount.

Other manufacturing costs increased to 21.8% for the nine months ended September 30, 2007, from 21.5% for the nine months ended September 30, 2006, due to lower revenue. Other manufacturing costs in absolute dollars decreased as a result of the decreased volume partially offset by increased depreciation costs as a result of our capital expenditures which are focused on increasing our advanced laminate, test services, wafer bump and flip chip packaging capacity.

Stock-based compensation included in cost of sales amount to $1.0 million for the nine months ended September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006.

Gross Profit.  Gross profit decreased $22.8 million to $479.0 million, or 24.0% of net sales in the nine months ended September 30, 2007 from $501.8 million, or 24.5% of net sales, in the nine months ended September 30, 2006. This decrease in gross profit was due primarily to higher labor costs at our factories partially offset by lower overall material costs due to product mix.

Packaging Gross Profit.  Gross profit for packaging decreased $24.7 million to $412.9 million, or 23.2% of packaging net sales, in the nine months ended September 30, 2007 from $437.6 million, or 23.8% of packaging net sales, in the nine months ended September 30, 2006. The packaging gross profit decrease was primarily due to higher labor costs at our factories offset by lower overall material costs due to a change in product mix.

Test Gross Profit.  Gross profit for test increased $0.4 million to $65.3 million, or 30.5% of test net sales, in the nine months ended September 30, 2007 from $64.9 million, or 31.7% of test net sales, in the nine months ended

September 30, 2006. This increase was primarily due to increased test times resulting from a change in product mix partially offset by increased depreciation costs as a result of our capital expenditures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased slightly by $0.5 million, or 0.2%, to $189.1 million for the nine months ended September 30, 2007, from $188.6 million for the nine months ended September 30, 2006. In the nine months ended, September 30, 2007 we had increased spending on professional fees related to our global enterprise resource planning implementation and increased litigation activity. For the nine months ended September 30, 2006, we had increased spending for professional fees due to the stock option investigation and other related matters.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $1.5 million to $30.9 million, or 1.6% of net sales for the nine months ended September 30, 2007 from $29.4 million, or 1.4% of net sales in the nine months ended September 30, 2006. Our increase in our research and development expenses was primarily related to increased labor and benefits costs.

Gain on Sale of Specialty Test Operations.  In October 2005, we divested a specialty test operation and recognized a gain of $4.4 million. In the three months ended September 30, 2007, we recognized an additional gain of $1.7 million as a result of an earn-out provision provided in the asset purchase agreement. We received the cash in October 2007.

Other (Income) Expense.  Other expenses, net, decreased $40.4 million to $123.2 million, or 6.2% of net sales, for the nine months ended September 30, 2007 from $163.6 million, or 8.0% of net sales, for the nine months ended September 30, 2006. In the nine months ended September 30, 2007 we recognized $15.9 million of debt retirement costs compared to $27.4 million in the nine months ended September 30, 2006. In addition, there was a decrease of $22.9 million in net interest expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to our continued focus to strengthen our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2007 and 2006 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. For the full year 2007, we anticipate an effective income tax rate of approximately 7.6%, which reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. The effective rate for the nine months ended September 30, 2007 and 2006 was 7.0%. The decrease attributable to the release of a valuation allowance on certain foreign deferred tax assets for the nine months ended September 30, 2007 was offset by an increase in tax in certain profitable foreign jurisdictions. Additionally, the effective tax rate for the nine months ended September 30, 2007 reflects certain discrete period items recorded in the first and second quarters of 2007.

At September 30, 2007, we had U.S. net operating loss carryforwards totaling $345.0 million, which expire at various times through 2027. Additionally, we had $48.2 million of non-U.S. net operating loss carryforwards, which expire at various times through 2012. We maintain a full valuation allowance on substantially all of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that the deferred tax assets will be realized.

Liquidity and Capital Resources

We generated net income of $126.2 million and $111.0 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, we recorded in connection with refinancing transactions $15.9 million and $27.4 million, respectively of net debt retirement costs in connection with refinancing transactions. Our operating activities provided cash totaling $414.5 million and $380.7 million in the nine months ended September 30, 2007 and 2006, respectively. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity, and in June 2007 we redeemed the remaining $21.9 million of the 2009 10.5% senior subordinated notes outstanding with cash on hand.

In April 2007, we entered into a $300.0 million, 7-year secured credit facility with Woori Bank (“Term Loan”). The Term Loan is secured by substantially all the land, factories, and equipment located at our Korean facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.61% as of September 30, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance a $300.0 million second lien term loan due October 2010, which bore interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of our obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

We have a significant level of debt, with $1,803.4 million outstanding at September 30, 2007, of which $161.9 million is current. The terms of our debt require significant scheduled principal payments in the coming years, including $27.7 million during the remainder of 2007, $151.5 million in 2008, $54.6 million in 2009, $54.7 million in 2010, $482.6 million in 2011 and $1,032.3 million thereafter.

The interest payments required on our debt are also substantial. For example, in the nine months ended September 30, 2007, we paid $89.8 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.) We were in compliance with all debt covenants at September 30, 2007 and expect to remain in compliance with these covenants through September 30, 2008.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transactions may be made in the open market or through privately negotiated transactions and are subject to the terms of our indentures and other debt agreements, market conditions and other factors.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2007, we had capital additions of $192.6 million and for all of 2007 we currently anticipate making capital additions in the range of $285 million to $300 million, which estimate is subject to adjustment based on business conditions. Our 2007 capital additions budget remains focused on strategic growth areas of advanced laminate, test services, wafer bump and flip chip packaging capacity.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2007, we had cash and cash equivalents of $335.0 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through at least September 30, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond September 30, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors”, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancings on any terms or on terms which are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our shareholders and we do not anticipate paying any cash dividends in the foreseeable future. We expect cash flows, if any, to be used in the operation and expansion of our business and the repayment of debt.

Cash flows

Cash provided by operating activities was $414.5 million for the nine months ended September 30, 2007 compared to $380.7 million for the nine months ended September 30, 2006. Free cash flow (defined below) increased by $126.2 million to $254.5 million for the nine months ended September 30, 2007 compared to $128.3 million for the nine months ended September 30, 2006.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 was as follows:

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)

Operating activities	$414,468	$380,656
Investing activities	(156,590)	(252,455)
Financing activities	(169,007)	(145,727)

Operating activities:  Our cash flow from operating activities for the nine months ended September 30, 2007 increased $33.8 million to $414.5 million from $380.7 million for the nine months ended September 30, 2006. This increase in operating cash flows is a result of positive changes in assets and liabilities and lower interest paid, partially offset by the payment of prepayment fees in connection with refinancings. Our operating income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and adjusted for depreciation and amortization and other operating activities and non-cash items decreased $31.3 million largely attributed to decreased utilization of our capacity and our significant fixed costs at our factories. Net interest expense for the nine months ended September 30, 2007 decreased by $22.9 million as compared with the nine months ended September 30, 2006 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows for the nine months ended September 30, 2007 were reduced by $9.0 million for prepayment fees in connection with refinancing our second lien term loan. Changes in assets and liabilities increased operating cash flows by $47.3 million for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 driven largely by reduced levels of receivables, inventory and accounts payable in line with the reduced unit volumes and changes in sales mix as well as an increase in employee benefit liabilities. Other changes in operating activities including foreign currency losses, other income and expenses, taxes and minority interest accounted for $3.8 million of the increase in operating cash flows.

Investing activities:  Our cash flows used in investing activities for the nine months ended September 30, 2007 decreased by $95.9 million to $156.6 million from $252.5 million for the nine months ended September 30, 2006. This decrease was primarily due to a $92.5 million decrease in payments for property, plant and equipment from $252.4 million in the nine months ended September 30, 2006 to $159.9 million in the nine months ended September 30, 2007. Investing activities were higher in 2006 principally as a result of our expansion of our facilities in China and Singapore. Investing activities during the nine months ended September 30, 2007 included increased proceeds from the sale of property, plant and equipment of $5.1 million primarily attributable to a sale of real property in Korea that had been used for administrative purposes.

Financing activities:  Our net cash used in financing activities for the nine months ended September 30, 2007 was $169.0 million, compared with $145.7 million for the nine months ended September 30, 2006. The net cash used in financing activities for the nine months ended September 30, 2007 was primarily driven by the repayment of the $142.4 million of our 5% convertible notes at maturity in March 2007, and the redemption of the remaining $21.9 million 2009 10.5% senior subordinated notes in June 2007. The net cash used in financing activities for the nine months ended September 30, 2006 was primarily driven by the repayment of the $132.0 million for our 5.75%

convertible subordinated notes at maturity in June 2006. Proceeds from the issuance of stock through our stock compensation plans for the nine months ended September 30, 2007 was $36.4 million, compared with $5.0 million for the nine months ended September 30, 2006.

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

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$414,468	$380,656
Less payments for property, plant and equipment	(159,942)	(252,401)

Free cash flow	$254,526	$128,255

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $1,803.4 million at September 30, 2007 from $2,005.3 at December 31, 2006. In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity. In June 2007, we redeemed the remaining $21.9 million of the 2009 10.5% Senior Subordinated Notes outstanding with cash on hand. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all our debt covenants contained in our loan agreements at September 30, 2007. Additional details about our debt are available in Note 11 accompanying the Consolidated Financial Statements included within Part I, Item 1 of this quarterly report.

Capital Additions and Contractual Obligations

Our capital additions were $192.6 million for the nine months ended September 30, 2007. We expect that our full year 2007 capital additions will be in the range of $285 million to $300 million, as discussed above in the “Overview.” Ultimately, the amount of our 2007 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the Condensed Consolidated Statements of Cash Flow statement to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Payments for property, plant, and equipment	$159,942	$252,401
Net increase (decrease) in related accounts payable and deposits	32,624	(8,234)

Property, plant and equipment additions	$192,566	$244,167

The following table summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2007 — Remaining	2008	2009	2010	2011	Thereafter
	(In thousands)

Total debt(1)	$1,803,446	$27,746	$151,463	$54,638	$54,679	$482,600	$1,032,320
Scheduled interest payment obligations(2)	692,582	30,993	118,222	114,005	110,672	89,811	228,879
Purchase obligations(3)	60,774	60,774	—	—	—	—	—
Operating lease obligations	59,877	2,127	8,809	7,918	7,648	6,689	26,686

Total contractual obligations	$2,616,679	$121,640	$278,494	$176,561	$172,999	$579,100	$1,287,885

(1)	The decrease in our total debt from the Annual Report on Form 10-K as of December 31, 2006, is primarily driven by the repayment of $142.4 million of our 5% convertible notes at maturity in March 2007, and $21.9 million for the redemption of the remaining 10.5% Senior Subordinated 2009 Notes outstanding in June 2007.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2007 for variable rate debt.

(3)	Represents capital-related purchase obligations.

In addition to the obligations identified in the table above, non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2007, include $206.0 million related to pension and severance obligations, which the timing of the ultimate payment of these obligations was uncertain at September 30, 2007. Additionally, $21.1 million of customer advances are included in non-current liabilities as of September 30, 2007 and relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

The table above excludes liabilities we have with respect to unrecognized tax benefits. As discussed in Note 4 to our Consolidated Financial Statements, we adopted the provisions of FIN 48 on January 1, 2007. At September 30, 2007, the gross amount of our unrecognized tax benefits was approximately $11.7 million, which does not generally represent future cash payments because of the interaction with other tax attributes available such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our FIN 48 liabilities, we are unable to reasonably estimate the amount and period of ultimate settlement with the various taxing authorities. As management would expect cash outflows with respect to FIN 48 liabilities to occur over an indeterminate number of future years, it is unlikely that any payment of existing liabilities would have a material adverse affect on liquidity in any future period.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2007. Operating lease commitments are included in the contractual obligation table above.

Contingencies, Indemnifications and Guarantees

Details about our contingencies, indemnifications and guarantees are available in Note 14 accompanying the Consolidated Financial Statements included within Part I, Item 1 of this quarterly report. As for our contingencies related to our patent litigation, securities litigation, and other litigation and legal matters, if an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations in the period in which the ruling occurs. Our evaluation of the potential impact from the legal proceedings, discussed in Note 14 accompanying the Consolidated Financial Statements, on our financial position, results of operations, or cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the nine months ended September 30, 2007, there have been no significant changes in our critical accounting policies.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included within Part I, Item 1 of this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant.

Foreign Currency Risks

Our primary exposures to foreign currency fluctuations are associated with transactions and related assets and liabilities denominated in Chinese renminbi, Japanese yen, Korean won, Philippine pesos, Singapore dollar, and Taiwanese dollar. The objective in managing these foreign currency exposures is to minimize the risk through minimizing the level of activity and financial instruments denominated in those currencies. Our foreign currency financial instruments primarily consist of cash, trade receivables, deferred taxes, trade payables, accrued expenses and debt.

For an entity with various financial instruments denominated in a foreign currency in a net asset position, an increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, for an entity with various financial instruments denominated in a foreign currency in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. Changes period over period are caused by changes in our net asset or net liability position and changes in currency exchange rates. Based on our portfolio of foreign currency based financial instruments at September 30, 2007 and December 31, 2006, a 20% increase (decrease) in the foreign currency to U.S. dollar spot exchange rate would result in the following foreign currency risk for our entities in a net asset (liability) position:

	Chart of Foreign Currency Risk
	Chinese	Japanese	Korean	Philippine	Singapore	Taiwanese
	Renminbi	Yen	Won	Peso	Dollar	Dollar
	(In thousands)

As of September 30, 2007	$(1,144)	$2,384	$(3,173)	$(4,020)	$(549)	$(8,876)
As of December 31, 2006	(2,178)	2,048	(4,750)	(3,734)	(992)	(10,861)

In addition, at September 30, 2007 and December 31, 2006, we had other foreign currency denominated liabilities, including denominations of the Euro, Swiss franc and Great Britain pound, whereby a 20% decrease in the related exchange rates would result in an aggregate of less than $0.4 million and $0.1 million, respectively, of additional foreign currency risk.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2007, we had a total of $1,803.4 million of debt of which 80.8% was fixed rate debt and 19.2% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of September 30, 2007 but which had been reduced by $0.2 million related to outstanding letters of credit at that date. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. In April 2007, our second lien term loan was refinanced with a new term loan which is also a variable interest rate debt. As of December 31, 2006, we had a total of $2,005.3 million of debt of which 80.9% was fixed rate debt and 19.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of September 30, 2007.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
				(In thousands)

Long term debt:
Fixed rate debt	$833	$91,539	$—	$—	$439,052	$925,000	$1,456,424	$1,518,335
Average interest rate	4.9%	9.1%	—	—	5.1%	8.2%	7.4%
Variable rate debt	$26,913	$59,924	$54,638	$54,679	$43,548	$107,320	$347,022	$347,022
Average interest rate	4.3%	6.0%	6.1%	6.1%	6.6%	6.6%	6.2%

Equity Price Risks

We have convertible notes that are convertible into our common stock. We currently intend to repay our remaining convertible notes upon maturity, unless converted, repurchased or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense but our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2007, we implemented several significant modules of SAP at our largest subsidiary and enhanced the version of SAP being used at another subsidiary. This began another phase of a multi-year program to implement a fully integrated suite of SAP application software on a company-wide basis. The implementation of an enterprise resource planning system represents a change in our internal control over financial reporting. Therefore, as appropriate, we have modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal control over financial reporting. Post-implementation reviews are being conducted by management to test whether the internal controls surrounding the system implementation processes, key applications, and the financial close process were properly designed and are operating effectively to prevent or detect material financial statement errors. Although management believes internal controls have been maintained or enhanced by the systems implemented, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete our evaluation and testing of the internal control changes as of December 31, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 14 to the Consolidated Financial Statements included in this quarterly report.

Item 1A.  Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I, Item 2 of this quarterly report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this quarterly report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition, results of operations or cash flows.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor’s securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. In late 2006, our former general counsel, whose employment with us terminated in March of 2005, was indicted by the United States Attorney’s Office for the Eastern District of Pennsylvania for violation of securities laws, on charges that the former general counsel traded in Amkor securities on the basis of material non-public information. In October 2007, a jury convicted the former general counsel on those charges. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations as contained in the indictment.

In July 2006, the Board of Directors established a Special Committee to review Amkor’s historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and has requested that Amkor provide documentation related to these matters. We have cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business (including our ability to complete financing transactions) or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

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

In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through significant capital additions. In the event that forecasted customer demand for which we have made and, on a more limited basis, expect to make advance capital additions does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations and financial condition. Additionally, we could suffer significant losses if current industry conditions deteriorate, which could materially impact our business including our liquidity.

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably, and the trading prices of our securities may be adversely impacted.

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

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2007, our total debt balance was $1,803.4 million, of which $161.9 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

For example, in August 2006 we received a default notice from the trustees for holders of various tranches of our outstanding notes for failure to provide certain financial information required under our indentures. We cured the alleged defaults by filing our quarterly report for the quarter ended June 30, 2006 within the requisite time period. However, had we not filed our quarterly report as required, the bondholders may have been able to accelerate all outstanding amounts under the above listed notes and trigger acceleration under our other debt agreements, which could have resulted in a material adverse effect.

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

History of Losses.

Although we achieved net income and positive operating cash flow in 2006 and the first nine months of 2007, we have had net losses in four of the previous five years and negative operating cash flow in several previous quarters. There is no assurance that we will be able to sustain our current profitability or avoid net losses in the future.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2006, we had capital additions of $299 million and in 2007 we currently anticipate making capital additions of approximately $285 million to $300 million, which estimate is subject to adjustment based on business conditions. In addition, we have a significant level of debt, with $1,803.4 million outstanding at September 30, 2007, $161.9 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $27.7 million due during the remainder of 2007, $151.5 million due in 2008, $54.6 million due in 2009, $54.7 million due in 2010, $482.6 million due in 2011 and $1,032.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in the nine months ended September 30, 2007, we paid $89.8 million of interest. (See Part  I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments.) The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2007, we had cash and cash equivalents of $335.0 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements through September 30, 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond September 30, 2008 due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected. We would consider taking a variety of actions, including: attempting to reduce our high fixed costs (for example, closing facilities and reducing the size of our work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting our expenses sufficiently or in a timely manner, or raising additional equity, or increasing borrowings or completing refinancings on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest customers together accounted for approximately 29.7%, 27.9% and 25.2% of our net sales in the first nine months of 2007, and the years ended December 31, 2006 and 2005, respectively. No customer accounts for more than 10% of our net sales.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 14 to the Consolidated Financial Statements included in the quarterly report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated), and in purported shareholder derivative lawsuits entitled Scimeca v. Kim, et al., Khan v. Kim, et al. and Feldgus v. Kim, et al. If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our results of operations, financial condition or cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities. Our evaluation of the potential impact from the legal proceedings referred to in this quarterly report on our financial condition, results of operations or cash flows could change in the future.

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

For example, the Internal Revenue Service (“IRS”) conducted examinations of our U.S. federal income tax returns in prior years which resulted in various adjustments, including reductions in our U.S. net operating loss carry-forwards. Future examinations by the taxing authorities in the United States or other jurisdictions may result in additional adverse tax consequences.

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

As of September 30, 2007, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, and certain Family trusts beneficially owned approximately 45% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on August 6, 2007, the following proposals were adopted by the margins indicated.

1. Election of a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld

James J. Kim	144,065,179	25,252,541
Roger A. Carolin	143,515,786	25,801,934
Winston J. Churchill	107,254,566	62,063,154
John F. Osborne	161,343,852	7,973,868
John T. Kim	144,111,057	25,206,663
Constantine N. Papadakis	138,200,667	31,117,053
James W. Zug	140,212,851	29,104,869

2.	Approval of the 2007 Executive Incentive Bonus Plan. Votes totaled 149,794,366 for, 1,714,031 against, and 57,038 abstaining, with 17,752,285 broker non-votes.

3.	Approval of the 2007 Equity Incentive Plan. Votes totaled 90,789,793 for, 60,711,329 against, and 64,313 abstaining, with 17,752,285 broker non-votes.

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. Votes totaled 165,351,139 for, 3,920,222 against, and 46,359 abstaining.

Item 5.  Other Information

On November 7, 2007, our Board of Directors adopted amended and restated bylaws of Amkor (the “Bylaws”) effective as of the same date. The Bylaws were amended and restated to reflect, among other things, the following changes:

•	Article I, Section 1.1 (Annual Meetings): This section was amended to clarify that annual meetings of stockholders may be held by means of remote communication.

•	Article I, Section 1.2 (Special Meetings): This section was amended to clarify that special meetings of stockholders may be held by means of remote communication.

•	Article I, Section 1.3 (Notice of Meetings): This section was amended to clarify that notice of stockholder meetings may be given by electronic transmission and, if so given, the manner in which notice by electronic transmission may be given.

•	Article I, Section 1.4 (Nominations): This section was amended to modify the information and timing requirements for notice of director nominations to be brought before an annual or special meeting of stockholders. In the case of an annual meeting, for notice to be timely, it must be delivered not later than the ninetieth (90th) day nor earlier than the one hundred and twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting, provided that if the meeting is scheduled more than thirty (30) days prior to or sixty (60) days following such anniversary, then notice must be delivered no later than the tenth (10th) day following the earlier of mailing of notice of the meeting or public announcement thereof. In the case of a special meeting, where permitted, for notice to be timely, it must be delivered no later than the tenth (10th) day following the earlier of mailing of notice of the meeting or public announcement thereof. Additionally, the amended provision stipulates the information that must be included in the stockholder’s notice of any nominations.

•	Article I, Section 1.5 (Notice of Stockholder Business (New)): This section was added to stipulate the information and timing requirements for notice of any business to be brought before a meeting of stockholders other than nominations for directors. For stockholder notice of business to be brought before an annual meeting, to be timely, such notice must be delivered not later than the ninetieth (90th) day nor earlier than the one hundred and twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting, provided that if the meeting is scheduled more than thirty (30) days prior to or sixty (60) days following such anniversary, then notice must be delivered no later than the tenth (10th) day following the earlier of mailing of notice of the meeting or public announcement thereof. Additionally, the new provision stipulates the information that must be included in the stockholder’s notice of any business to be brought before a meeting.

•	Article I, Section 1.6 (Adjournments): This section was amended to clarify the power of the Chairman and the stockholders to adjourn a meeting of stockholders.

•	Article I, Section 1.7 (Quorum): This section was amended to clarify the requisite vote required to adjourn a meeting of stockholders to the extent that a quorum is not present.

•	Article I, Section 1.8 (Organization): This section was amended to clarify the manner and rules pursuant to which meetings of stockholders will be conducted.

•	Article I, Section 1.10 (Remote Communication (New)): This section was added to clarify the manner by which stockholders may participate in a meeting of stockholders by means of remote communication.

•	Article I, Section 1.11 (Fixing Date for Determination of Stockholders of Record): This section was amended to clarify the manner of setting a record date for actions of stockholders to be taken by written consent.

•	Article I, Section 1.12 (List of Stockholders Entitled to Vote): This section was amended to modify the manner in which we shall make available to stockholders the list of Amkor’s stockholders in conjunction with a meeting of stockholders.

•	Article II, Section 2.1 (Powers; Number; Qualifications): This section was amended to clarify the powers of the board of directors.

•	Article II, Section 2.2 (Election; Resignation; Vacancies): This section was amended to clarify that directors shall hold office until his/her successor is elected and qualified or until such director’s earlier resignation or removal.

•	Article II, Section 2.4 (Special Meetings): This section was amended to clarify the persons who may call a special meeting of the board of directors.

•	Article IV, Section 4.1 (Executive Officers; Election; Qualifications; Term of Office; Resignation; Removal; Vacancies): This section was amended to clarify the authority of the board of directors to appoint executive officers of Amkor, the standing offices of Amkor unless otherwise determined by the board of directors and the power of the Chairman and the Chief Executive Officer, in their respective capacities, to appoint vice presidents of Amkor.

•	Article V, Section 5.1 (Certificates): This section was amended to clarify Amkor’s authority to issue shares of stock in uncertificated form.

•	Article VII, Section 7.6 (Amendment of Bylaws): This section was amended to stipulate that the Bylaws may be amended by an affirmative vote of a majority of the voting power entitled to vote thereon.

The foregoing summary of the Bylaws is not complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this report and incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Description of
Number	Exhibit

3.1	Restated Bylaws, amended and restated as of November 6, 2007.
10.1	2007 Executive Incentive Bonus Plan, incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 10, 2007.
10.2	2007 Equity Incentive Plan, incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 10, 2007.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ KENNETH T. JOYCE
Kenneth T. Joyce
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Officer)

Date: November 8, 2007

EXHIBIT INDEX

Exhibit	Description of
Number	Exhibit

3.1	Restated Bylaws, amended and restated as of November 6, 2007.
10.1	2007 Executive Incentive Bonus Plan, incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 10, 2007.
10.2	2007 Equity Incentive Plan, incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 10, 2007.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Kenneth T. Joyce, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.