Form 10-K
period 2007-12-31
AMKOR TECHNOLOGY INC
filed 2008-02-25
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-29472
Amkor Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-1722724 (I.R.S. Employer Identification Number)

1900 South Price Road
Chandler, AZ 85286
(480) 821-5000
(Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $1,698.2 million.

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2008, was as follows: 181,799,564 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders’ Meeting, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” CSP NLtm, PowerQuad®, SuperBGA ®, ChipArray ®, MicroLeadFrame ®, TapeArray®, SuperFC ®, FusionQuadtm, Unitive ®, Amkor ® and Amkor Technology ® are either trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbols (TM or ®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

PART I

Item 1.	Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors ” in Item 1A of this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Building strategic relationships with leading electronics companies who buy packaged chips from our customers (also known as original equipment manufacturers (“OEMs”));

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

Packaging and test are integral steps in the process of manufacturing semiconductor devices. The manufacturing process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are then probe tested to ensure the individual devices meet electrical specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, fabricated semiconductor wafers are separated into individual chips. These chips are typically attached through wire bond or wafer bump technologies to a substrate or leadframe and then encased in a protective material. In the case of an advanced wafer level package, the package is assembled on the surface of a wafer.

Our packages are designed for application specific body size and electrical connection requirements to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

Our customers include, among others: Altera Corporation; Atmel Corporation; Infineon Technologies AG; Intel Corporation; International Business Machines Corporation (“IBM”); LSI Corporation; ST Microelectronics, N.V.; Texas Instruments, Inc.; Toshiba Corporation and Qualcomm Incorporated. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

AVAILABLE INFORMATION

Amkor files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Amkor) file electronically with the SEC. The SEC’s web site is http://www.sec.gov.

Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our web site, our Corporate Governance Guidelines, charters of committees of our Board of Directors, code of business conduct and ethical guidelines and other information and materials, including information about how to contact our Board of Directors, their committees and their members. The information on Amkor’s web site is not incorporated by reference into this report.

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been several important consequences, including: (1) an increase in demand for computers and consumer electronics; (2) the proliferation of semiconductor devices into diverse end products such as consumer electronics, wireless communications equipment and automotive systems; and (3) an increase in the semiconductor content within electronic products in order to provide greater functionality and higher levels of performance. These consequences have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services.

Historical trends indicate that semiconductor industry growth appears to be increasingly driven by global consumer spending. There has been a strong correlation between world-wide gross domestic product growth and semiconductor industry cycles. In recent years, outsourced semiconductor manufacturing services has grown faster than that of the semiconductor industry, partially due to an increase in “fabless” and “fab-lite” semiconductor companies, and the increasing value of packaging technologies developed and offered by subcontract providers.

Semiconductor companies have increasingly outsourced their packaging and test to subcontract providers, such as Amkor, for the following reasons:

Subcontract providers have developed expertise in advanced packaging and test technologies.

Semiconductor companies face increasing demands for miniaturization, increased functionality and improved thermal and electrical performance in semiconductor devices. This trend, along with greater complexity in the design of semiconductor devices and the increased customization of interconnect packages, has led many semiconductor companies to view packaging and test as an enabling technology requiring sophisticated expertise and technological innovation. As packaging and test technology becomes more advanced, many semiconductor companies are relying on subcontract providers of packaging and test services as a key source of new package design and production.

Subcontract providers offer a cost effective solution in a highly cyclical, capital intensive industry.

Semiconductor packaging is a complex process requiring substantial investment in specialized equipment and factories. As a result of the large capital investment required, this manufacturing equipment must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging equipment to accommodate new package types, makes it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Subcontract providers of packaging and test services, on the other hand, can typically use their equipment to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

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

As semiconductor process technology migrates to larger wafers and smaller feature size, the cost of building a state-of-the-art wafer fabrication factory has risen significantly, and can be several billions of dollars. The high cost of investing in next generation silicon technology and equipment is causing many semiconductor companies to adopt a “fabless” or “fab-lite” strategy in which they reduce or eliminate their investment in wafer fabrication and associated packaging and test assets, thus increasing the reliance on outsourced providers of semiconductor manufacturing services, including packaging and test. “Fabless” semiconductor companies do not have factories and focus exclusively on the semiconductor design process and outsource virtually every step of the manufacturing process.

COMPETITIVE STRENGTHS AND STRATEGY

We believe we are well-positioned in the outsourced packaging and test market. To build upon our industry position and to remain one of the preferred subcontractors of semiconductor packaging and test services, we are pursuing the following strategies:

Leading Technology Innovator

We have been a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats including our MicroLeadFrame (“MLF”), PowerQuad, Package-on-Package packages and our new FusionQuad package. FusionQuad represents the latest packaging innovation combining exposed pad quad flat package (“QFP”) and MLF technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and wafer bump-based interconnect solutions. We intend to continue investing in our technology leadership in electroplated wafer bump and wafer level processing. We have also been a leader in developing environmentally friendly (“Green”) integrated circuit packaging, which involves the elimination of lead and certain other materials.

We also provide a complete range of test engineering services for radio frequency (“RF”) mixed signal, logic and memory devices, from test program development to full product characterization. Amkor is a major provider of RF test services and a leader in strip test, an innovative parallel test solution that offers customers low cost, faster index time and improved yields.

We have 300 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies.

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

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

We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We collaborate with customers and leading OEMs to develop comprehensive package solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor and electronics companies, we gain access to technology roadmaps for next generation semiconductor designs and obtain the opportunity to develop new packages that satisfy their future requirements. For example, we have partnered with IBM, Chartered and Samsung in the development of Common Platform technology as part of their efforts to create an open and flexible design and manufacturing environment for leading edge semiconductor technologies. We also have worked with other leading electronics companies such as Toshiba, Sony Ericsson Corporation and Nokia to design packages that function well with the next generation of electronic products.

Broad Offering of Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal electrical and other design challenges, and Amkor employs a large number of package design engineers to solve these challenges. Amkor produces hundreds of package types which encompass more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. These package solutions are driven by our customer’s needs for more electrical connections, enhanced electrical or thermal performance, smaller package size and lower cost.

We provide customers with a wide array of packaging solutions including leadframe and laminate packages, using wire bond and flip chip formats. We are a leading subcontract provider of:

•	Flip chip and wafer level packages, in which the semiconductor die is connected directly to the package substrate or system board, which delivers improved electrical performance used in high-power and high-speed applications such as graphics processors and microprocessors;

•	Three dimensional (“3D”) such as package-on-package and stacked chip scale packages, in which the individual chips or individual packages are stacked vertically to provide integration of logic and memory, while preserving space on the system board;

•	Advanced leadframe packages such as MicroLeadFrame which are thinner and smaller packages and have the ability to accommodate more leads and have better thermal and electrical characteristics than traditional leadframe packages;

•	Multi-chip or system-in-package (“SiP”) modules used in mobile phones and other handheld end-products; and

•	Packages for micro-electromechanical system devices, which are used in a variety of end markets including automotive, industrial and personal entertainment.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to reduce the number of their suppliers.

Geographically Diversified Operational Base

We have a broad geographical base of more than five million square feet of manufacturing space in sixteen sites strategically located in seven countries in many of the world’s important electronics manufacturing regions. Our customers benefit from one of the industry’s most extensive operational footprint. We believe that our scale and scope allow us to provide cost effective solutions to our customers by offering:

•	Capacity to absorb large orders and accommodate quick turn-around times;

•	Favorable pricing on materials and equipment, where possible, by using our size and industry position;

•	Dual site qualifications and capabilities and solutions for specific loading requirements; and

•	Broad range of packaging and test services so that we can provide turnkey solutions for all packaging needs, including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

Competitive Cost Structure

We believe that a competitive cost structure and disciplined capital investment decisions are key factors for achieving profitability and generating free cash flow. There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions. Some of our cost control efforts have included 1) increasing strip densities to drive higher throughput on a single substrate strip, 2) developing smaller gold wire diameter solutions and 3) increasing labor productivity.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales in millions of dollars and the percentage of such net sales:

	Year Ended December 31,
	2007		2006		2005

Packaging services
Wire bond — leadframe	$893	32.6%	$1,015	37.2%	$834	39.7%
Wire bond — laminate	1,071	39.1%	1,032	37.8%	851	40.5%
Flip chip and wafer level processing	466	17.0%	401	14.7%	218	10.4%

Total packaging services	2,430	88.7%	2,448	89.7%	1,903	90.6%
Test services	309	11.3%	281	10.3%	197	9.4%

Total net sales	$2,739	100.0%	$2,729	100.0%	$2,100	100.0%

Packaging Services

We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. Our package services are divided into three families: wire bond — leadframe; wire bond — laminate; and flip chip and wafer level processing services.

In response to the increasing demands of today’s high-performance electronic products, semiconductor packages have evolved and are designed based on application specific requirements. The differentiating characteristics of package formats include (1) the size of the package, (2) the number of electrical connections the package can support, (3) the thermal and electrical characteristics of the package and (4) in the case of our system-in-package family of laminate packages, the integration of multiple active and passive components in a single package.

As semiconductor devices increase in complexity, they often require a larger number of electrical connections. Leadframe packages are so named because they connect the electronic circuitry on the semiconductor device to the system board through metal leads on the perimeter of the package. Our laminate products, many typically called ball grid array (“BGA”), use balls on the bottom of the package to support larger numbers of electrical connections. A wafer level package is nearly the same size as the silicon die and integrates more technology in a smaller space.

Evolving semiconductor technology and the development of smaller package sizes has allowed designers to increase the level of performance and functionality in portable and handheld electronics products. In some leading-edge packages, the size of the package is reduced to approximately the size of the individual chip itself in a process known as chip scale packaging.

Wire bond — Leadframe Packages

Leadframe-based packages are the most widely used package family in the semiconductor industry. These are typically characterized by a chip encapsulated in a plastic mold compound with copper metal leads on the perimeter.

Traditional leadframe-based packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are SOIC and QFP, commonly known as “dual” or “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.

Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, with the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. Two of these advanced leadframe packages are described as follows:

•	One of our most successful advanced leadframe package offerings is the MicroLeadFrame family of QFN, or quad flat no lead packages. This package family is particularly well suited for RF and wireless applications.

•	Our new FusionQuad package represents our latest innovation in leadframe packaging. FusionQuad integrates both bottom leads and peripheral leads which significantly reduces the package size. The package targets applications for mobile hard disk drives, notebook computers and consumer electronics such as digital televisions and set top boxes.

Wire bond — Laminate Packages

The laminate family typically employs the ball grid array design, which utilizes a laminate substrate rather than a leadframe substrate, and places the electrical connections on the bottom of the package rather than around the perimeter.

We have also designed a variety of packages, commonly referred to as chip scale packages (“CSP”), which are not much larger than the chip itself. CSPs are becoming widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our CSPs include ChipArray and TapeArray, in which the package is only slightly larger than the chip itself.

Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as 3D packaging, permits a higher level of semiconductor density and more functionality. In addition, advanced wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our 3D packages include:

•	Stacked CSP, which is similar to our ChipArray, except that Stacked CSP contains two or more chips placed on top of each other, and sometimes up to eight or more, which are ideal for stacking solid state memory for handheld applications such as MP3 players; and

•	Package-on-Package, which are extremely thin CSPs that can be stacked on top of each other, enabling the integration of logic and memory in a single package, supporting mobile phone, digital camera or other wireless applications.

Our laminate package service offering also includes system-in-package (“SiP”) modules. SiP modules integrate various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Our SiP technology is being used to produce a variety of devices including power amplifiers for mobile phones and other portable communication devices, wireless local area network (“WLAN”) modules for networking applications, camera modules, sensors, such as fingerprint recognition devices and memory cards. Our memory cards are used for a variety of detachable non-volatile memory applications.

The ball grid array format typically utilized in our laminate packaging was developed to address the need for higher lead counts required by many advanced semiconductor devices. As the number of leads on leadframe packages increased, leads were placed closer to one another in order to maintain the small size of the package. The increased lead density resulted in shorting and other electrical challenges, and required the development of increasingly sophisticated and expensive techniques for producing circuit boards to accommodate the high number of leads.

The ball grid array format solved this problem by effectively creating leads on the bottom of the package in the form of small bumps or balls that can be evenly distributed across the entire bottom surface of the package, allowing greater distance between the individual leads. One example of a package in this family is the plastic ball grid array (“PBGA”). We also offer other ball grid array package formats that have superior performance characteristics and features that enable low-cost, high-volume manufacturing.

Flip Chip and Wafer Level Processing

Flip chip is an advanced package technology offered to help our customers create smaller and more powerful versions of semiconductor devices. Flip chip technology packages use solder bumps instead of gold wire to form the electrical interconnect between the device and the package. In order to create the best solutions for our customers, we work collaboratively during the silicon design to enable high performance flip chip solutions. Flip chip packages provide a higher density interconnection capability than wire bond. These packages enable silicon with interconnect requirements from several hundred, to many thousands of electrical connections located in an array on the face of the silicon die. Flip chip packaging can usually create a higher performance electrical connection between the silicon and substrate and enables additional miniaturization of portable electronic products, higher performance applications and converging functionality for advanced silicon geometries. Amkor offers several different flip chip package families including: FcBGA , SuperFC,, FcCSP, FcSiP and FcMCM. Amkor provides flip chip packages into many markets including: computing, mobile phone, gaming, network infrastructure, PC graphics and wireless networking. Flip chip is a turnkey solution for our customers including: design services, wafer bump, wafer probe, package assembly and test.

With wafer bumping, inter-connections are formed on an entire wafer prior to dicing, rather than the traditional method of forming the interconnections on a separated die. Wafer bumping has technical and economic advantages over traditional wire bonding. Wafer bumping consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making a good mechanical and electrical connection to the bump and the board. Bumps may be formed or placed on the wafer in many ways, including sputtering, electroplating, stud bumping and direct placement. Wafer bumping is a precursor to flip chip assembly, the direct electrical connection of face-down (“flipped”) electronic components onto substrates, by means of conductive bumps on the chip bond pads. In certain instances, packages are created on the surface of a wafer, for example wafer level chip scale packages, which are used for space constrained applications with low power and low lead count requirements. The process is completed by applying a non-conductive underfill joining the surface of the chip to the substrate.

An increasing number of devices use wafer level packaging. A wafer level package is nearly the same size as the silicon die. A majority of these devices are small in size, with a few thousand to over thirty thousand fabricated on each wafer. Our wafer level chip scale packaging technology allows chip designers to integrate more technology at the wafer level, on a smallest possible footprint, with exceptional performance and reliability. Amkor wafer level package offerings include turnkey packages such as CSP and individual wafer processing services including; various types of bumping, creation of interconnect redistribution layer and wafer or die separation services.

Test Services

We are a leading subcontract provider of a broad range of semiconductor integrated circuit test services including wafer probe, final test, strip test, system level test and other test-related services. Our test development centers provide complete test engineering services from test program development to full product functionality. The integrated circuit devices we test encompass nearly all technologies produced in the semiconductor industry today including digital, linear, mixed signal, memory, radio frequency and integrated combinations of these technologies. In 2007, we tested over 4.2 billion units. We tested 48%, 44% and 40% of the units that we packaged in 2007, 2006 and 2005, respectively. Our test operations complement traditional wire bond as well as wafer level chip scale packages, multi-chip SiP modules and flip chip packaging technologies.

We invest in advanced test equipment to continue to provide leading edge test capability. Our test facilities are often co-located with wafer bump and packaging services for fast feedback, lower costs, streamlined logistics and faster cycle time. We have test facilities in China, Japan, Korea, the Philippines, Singapore and Taiwan. Our testing services include:

Wafer Probe

Our wafer probe testing services provide for the visual inspection and electrical testing of the wafer for defects prior to packaging. Wafer probe includes wafer mapping, a method to identify the location and characteristics of each die on the wafer. We offer thermal controlled probe, bumped wafer probe, single and double pass probe and multi-site probe among others.

Test Development and Engineering

We assist our customers with the development of required testing for their products. Our engineering services include software and hardware conversion of single-site (one device at a time) to multi-site (multiple devices in parallel), test program development, test hardware development and test program conversion to lower cost test systems. We have test development centers in Korea, the Philippines and the United States, as well as teams of highly skilled engineers in each test facility.

Strip Test

Using our strip test process, electronically isolated packaged units are tested in parallel while still in a leadframe strip form prior to separation. This process results in faster handler times and higher throughput rates, thus reducing test cost and increasing test yield.

Final Test

Final test is the process of testing each device after it has been packaged. Final test analyzes the attributes of each device and determines if it meets criteria specified by the customer. We offer test services for many devices including simple digital logic, complex ASIC, high speed digital, memory, mixed signal and RF and wireless devices.

For packaging and test segment information, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new package products, test services and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success differentiators in the semiconductor packaging and test markets. By concentrating our research and development on our customers’ needs for new and innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we license our leading edge technology, such as MicroLeadFrame, to customers and competitors.

Our key areas for research and development are:

•	Wafer level processing;

•	Advanced flip chip packaging;

•	3D packaging;

•	Laminate and leadframe packaging;

•	Advanced substrate technology; and

•	Engineering and characterization tools.

Amkor has several key development partners within its customer and supplier base, such as IBM, Toshiba Corporation and Sony Ericsson Corporation. We work with our partners and allocate our resources to develop applications that have promising potential for a profitable return on investment.

As of December 31, 2007, we had 300 employees in research and development activities. In 2007, 2006 and 2005, we spent $41.6 million, $38.7 million and $37.3 million, respectively, on research and development.

MARKETING AND SALES

Our marketing and sales offices are located throughout the world. Our support personnel manage and promote our packaging and test services and provide key customer and technical support.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on concurrent design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability; and

•	Collaborating with our customers on continuous quality improvement initiatives.

Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices, and

•	Connect our customers to our sales and marketing personnel world-wide and to our factories.

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half as consumer spending has been typically higher during that time due to the combined effect of holidays in the U.S., Europe and Asia. In addition, semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a decrease in orders for packaging and test services during the first quarter. However, there can be no assurance that this seasonal trend will continue.

CUSTOMERS

As of December 31, 2007, we had more than 300 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2007 based on net sales:

Advanced Micro Devices, Inc.	Marvell Technology Group, Ltd.
Altera Corporation	Mediatek, Inc.
Analog Devices, Inc.	NEC Corporation
Atheros Communication, Inc.	NXP Semiconductors
Atmel Corporation	RF Micro Devices, Inc.
Avago Technologies, Pte	Samsung Electronics Corporation, Ltd.
Broadcom Corporation	Sony Semiconductor Corporation
Conexant Systems, Inc.	ST Microelectronics, N.V.
Freescale Semiconductor, Inc.	Texas Instruments, Inc.
International Business Machines Corporation (“IBM”)	Toshiba Corporation
Infineon Technologies AG	Qualcomm Incorporated
Intel Corporation	Xilinx, Inc.
LSI Corporation

Our top 25 customers accounted for 73.8% of our net sales in 2007 and our ten largest customers together accounted for approximately 47.0%, 43.6% and 40.7% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. No customer accounted for more than 10% of our net sales in 2007, 2006 or 2005.

For segment information, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

MATERIALS AND EQUIPMENT

Materials

Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are leadframe or laminate substrates, gold wire, mold compound, epoxy, tubes and trays. The silicon wafer is generally consigned from the customer and therefore we do not incur inventory costs relating to this material. Test materials constitute a very small portion of our total test cost. We purchase materials based on customer forecasts and our customers are generally responsible for any unused materials which we purchased based on such forecasts.

We work closely with our primary material suppliers to ensure that materials are available and delivered on time. Moreover, utilizing commodity managers to globally manage specific commodities, we also negotiate world-wide pricing agreements with our major suppliers to take advantage of the scale of our operations. We are not dependent on any one supplier for a substantial portion of our material requirements.

Equipment

Our ability to meet the changing demand of our customers for manufacturing capacity requirements depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.

Packaging Equipment

The primary equipment used in the packaging of products is wire bonders and die bonders. In addition, we maintain a variety of other packaging equipment, including wafer saw, die attach, heat slug attach, chip attach, ball attach and molding equipment, as well as other types of manufacturing equipment. Wire bond packaging equipment can generally be used and adapted to support the manufacture of a variety of integrated circuits through the use of relatively low cost tooling and other equipment.

We purchase bump equipment to facilitate the manufacture of our flip chip and wafer level processing lines. Bump equipment tends to have longer lead times for order and installation and is sold in relatively larger increments of capacity.

Test Equipment

The primary equipment used in the testing process includes tester, handler and probe equipment. Handlers are used to transfer individual or small groups of packaged integrated circuits to a tester. Testers are generally the most capital intensive portion of the process and tend to have longer delivery lead times than most other types of packaging equipment. As part of our ongoing capital program, we have been moving toward standardized tester platforms in order to maximize test equipment utilization.

ENVIRONMENTAL MATTERS

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. The usage of lead (Pb) has decreased over the past few years, as we have ramped volume production of alternative lead (Pb)-free processes. Federal, state and local regulations in the U.S., as well as environmental regulations internationally, impose various controls on the storage, handling, discharge and disposal of chemicals and materials used in our manufacturing processes and in the factories we occupy.

We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We currently do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, results of operations, financial condition or cash flows.

COMPETITION

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant manufacturing capacity, financial resources, research and development operations, marketing and other capabilities. These companies include:

•	Advanced Semiconductor Engineering, Inc.,

•	Siliconware Precision Industries Co., Ltd. and

•	STATS ChipPAC Ltd.

Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

The principal elements of competition in the subcontracted semiconductor packaging market include:

•	technical competence,

•	quality,

•	price,

•	available capacity,

•	breadth of package offering,

•	new package design and implementation,

•	cycle times and

•	customer service.

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

EMPLOYEES

As of December 31, 2007, we had 21,600 full-time employees. Of the total employee population, 15,600 were engaged in manufacturing services, 3,700 were engaged in manufacturing support, 300 were engaged in research and development, 300 were engaged in marketing and sales and 1,700 were engaged in finance, business management and administration. We believe that our relations with our employees are good and we have never experienced a work stoppage in any of our factories. Our employees in China, France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain members of our factories in Japan, Korea and Singapore are members of a union and those that are members of a union are subject to collective bargaining agreements.

Item 1A.  Risk Factors

The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part II, Item 7 of this Annual Report. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Amkor. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.

The matters relating to the Special Committee’s 2006 review of our historical stock option granting practices and the resultant restatement of our consolidated financial statements has resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.

In 2006, we established a Special Committee, consisting of independent members of the Board of Directors, to conduct a review of our historical stock option granting practices during the period from our initial public offering on May 1, 1998 through June 30, 2006. As previously disclosed, the Special Committee identified a number of occasions on which the measurement date used for financial accounting and reporting purposes for stock options granted to certain of our employees was different from the actual grant date. To correct these accounting errors, we amended our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the three months ended March 31, 2006, to restate our financial information from 1998 through March 31, 2006. The review of our historical stock option granting practices, related activities and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 15 to our Consolidated Financial Statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee as disclosed in the 2006 Annual Report. The conduct and resolution of these matters have been and may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. We previously announced that the primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation in part relates to transactions in Amkor’s securities by certain individuals and that the investigation may in part relate to whether tipping with respect to trading in Amkor securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. In October 2007, our former general counsel, whose employment with us terminated in March of 2005, was convicted of violating Federal securities laws for trading in Amkor securities on the basis of material non-public information. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations as contained in the criminal case.

In July 2006, the Board of Directors established a Special Committee to review Amkor’s historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and has requested that Amkor provide documentation related to these matters. We have provided the requested documentation and cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to manage our capital expenditures in response to market conditions, control our costs including labor, material, overhead and financing costs.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations and loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

We have historically been unable to accurately predict the impact of these factors upon our results for a particular period. These factors may materially and adversely affect our business, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results.

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries, and Industry Downturns Harm Our Performance.

Our business is tied to market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns. Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results. If industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, results of operations, financial condition and cash flows.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our products and services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. From time to time we have experienced lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services. This can lead to significantly reduced margins during that period. Although our capacity utilization rates at times have been strong, we cannot assure you that we will be able to achieve or maintain relatively high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, results of operations, financial condition and cash flows could be materially adversely affected.

In addition, our fixed operating costs have increased in part as a result of our efforts to expand our capacity through significant capital additions. In the event that forecasted customer demand for which we have made capital investments and, on a more limited basis, expect to make capital investments does not materialize, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows. Additionally, we could suffer significant losses if current industry conditions deteriorate, which could materially impact our business, liquidity, results of operations, financial position and cash flows.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Products.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Decisions by Our IDM Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers (“IDM”). Our IDM customers continually evaluate the outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

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

Furthermore, to the extent we continue to limit capacity commitments for certain customers, these customers may begin to increase their level of in-house packaging and test capabilities, which could adversely impact our sales and profitability and make it more difficult for us to regain their business when we have available capacity. Any shift or a slowdown in this trend of outsourcing packaging and test services is likely to adversely affect our business, results of operations, financial condition and cash flows.

In a downturn in the semiconductor industry, IDMs may be especially likely to respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. This would have a material adverse effect on our business, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2007, our total debt balance was $1,764.1 million, of which $152.5 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2007, we had capital additions of $294 million and in 2008 we currently anticipate making capital additions in the range of approximately 11% to 14% of net sales. In addition, we have a significant level of debt, with $1,764.1 million outstanding at December 31, 2007, $152.5 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $152.5 million due in 2008, $54.8 million due in 2009, $54.8 million due in 2010, $482.7 million due in 2011, $43.0 million due in 2012 and $976.3 million due thereafter. The interest payments required on our debt are also substantial. For example, for the year ended December 31, 2007, we paid $136.0 million of interest. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Additions and Contractual Obligations” for a summary of principal and interest payments. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2007, we had cash and cash equivalents of $410.1 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months, including retiring the remaining $88.2 million of our 9.25% Senior notes at maturity in February 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

If we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected.

Restrictive covenants in the indentures and agreements governing our current and future indebtedness could restrict our operating flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. In addition, our future debt agreements may contain financial covenants and ratios.

The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations there under could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We have significant severance plan obligations associated with our manufacturing operations in Korea which could reduce our cash flow and negatively impact our financial condition.

We sponsor an accrued severance plan in our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. We paid $10.6 million and $14.5 million in 2007 and 2006, respectively under our severance plan. Our severance plan obligation is significant and in the event of a reduction in force or other termination of employment in our Korean facilities, payments under the plan could have a material adverse effect on our financial condition and cash flows. See Note 12 to our Consolidated Financial Statements included in this Annual Report.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal control over financial reporting. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and external auditors will continue to conclude that our internal controls are effective.

We face product return and liability risks and the risk of negative publicity if our products fail.

Our packages are incorporated into a number of end products, and our business is exposed to product return and liability risk and the risk of negative publicity if our packages fail.

In addition, we are exposed to the product liability risk and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs, and our credibility and the market’s acceptance of our products could be harmed.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, cash flows and financial condition. If customer demand does not materialize as anticipated, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Risks Associated With International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines, Singapore and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines, Singapore and Taiwan. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between South Korea and North Korea which may occur, for example, an outbreak of military hostilities, could adversely affect our business, financial condition and results of operations. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

•	regulatory limitations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences resulting from changes in tax laws.

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

Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to continue to implement a new enterprise resource planning system.

Difficulties Expanding and Evolving Our Operational Capabilities — We Face Challenges as We Integrate New and Diverse Operations and Try to Attract Qualified Employees to Support Our Operations.

We have experienced, and expect to continue to experience, growth in the scope and complexity of our operations. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. This growth has strained our managerial, financial, plant operations and other resources. Future expansions may result in inefficiencies as we integrate new operations and manage geographically diverse operations. Our success depends to a significant extent upon the continued service of our key senior management and technical personnel, any of whom may be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel, including senior management, as a result of competition or for any other reason. We evaluate our management team and engage in long-term succession planning in order to ensure orderly replacement of key personnel. We do not have employment agreements with our key employees, including senior management or other contracts that would prevent our key employees from working for our competitors in the event they cease working for us. We cannot assure you that we will be successful in these efforts or in hiring and properly training sufficient numbers of qualified personnel and in effectively managing our growth. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

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

We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal time frame or to increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay implementation of our future expansion plans and impair our ability to meet customer orders. If we are unable to implement our future expansion plans or meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, changes in foreign currency exchange rates could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 47.0%, 43.6% and 40.7% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. No customer accounts for more than 10% of our net sales.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity, which could vary significantly from year to year. The loss of a large customer may adversely affect our sales and profitability. Our key customers typically operate in the cyclical semiconductor business and, in the past, order levels have varied significantly from period to period based on a number of factors. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that these key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods. The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement and actively collaborate with IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Capital Additions — We Believe We Need To Make Substantial Capital Additions, Which May Adversely Affect Our Business If Our Business Does Not Develop As We Expect.

We believe that our business requires us to make significant capital additions in order to capitalize on what we believe is an overall trend to outsource packaging and test services. The amount of capital additions will depend on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.

Furthermore, if we cannot generate or raise additional funds to pay for capital additions as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies; and

•	economic, political and other global conditions.

The lead time needed to order, install and put into service various capital additions is often significant, and as a result we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additions for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 15 to the Consolidated Financial Statements included in this Annual Report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated). If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial condition and cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws.

Our corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we can not be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows.

For example, the Internal Revenue Service (“IRS”) conducted examinations of our U.S. federal income tax returns in prior years which resulted in various adjustments, including reductions in our U.S. net operating loss carry-forwards. Future examinations by the taxing authorities in the U.S. or other jurisdictions may result in additional adverse tax consequences.

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

Testing is also complex and involves sophisticated equipment and software. Similar to most software programs, these software programs are complex and may contain programming errors or “bugs.” The testing equipment is also subject to malfunction. In addition, the testing process is subject to operator error.

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

In addition, in line with industry practice, new customers usually require us to pass a lengthy and rigorous qualification process that may take several months. If we fail to qualify packages with potential customers or customers, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors or that our customers will not rely on internal sources for packaging and test services, or that our business, results of operations, financial condition and cash flows will not be adversely affected by such increased competition.

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products.

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances Directive (“RoHS”) imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. RoHS became effective on July 1, 2006. In response to this directive, and similar laws and developing legislation in countries like China, Japan and Korea, we have implemented changes in a number of our manufacturing processes in an effort to achieve compliance across all of our package types. Complying with existing and future environmental regulations may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, subject us to liability or cause us to curtail our operations.

Intellectual Property — We May Become Involved in Intellectual Property Litigation.

We maintain an active program to protect our investment in technology by augmenting and enforcing our intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy and our success as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, the rights granted under the patents will provide us with meaningful protection or any commercial advantage.

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

Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. There can be no assurance that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors.

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 15 to the Consolidated Financial Statements included in this Annual Report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

Fire, Flood or Other Calamity — With Our Operations Conducted in a Limited Number of Facilities, a Fire, Flood or Other Calamity at one of Our Facilities Could Adversely Affect Us.

We conduct our packaging and test operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, weather, the outbreak of infectious diseases (such as SARs or flu), civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

As of December 31, 2007, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and certain family trusts beneficially owned approximately 45% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
Location	Factory Size)	Services
	(Square feet)

Korea
Seoul, Korea-K1(1)	670,000	Packaging services Package and process development
Pupyong, Korea-K3(1)	432,000	Packaging and test services
Kwangju, Korea-K4(1)	888,000	Packaging and test services
Philippines
Muntinlupa, Philippines-P1(2)	576,000	Packaging and test services Package and process development
Muntinlupa, Philippines-P2(2)	155,000	Packaging services
Province of Laguna, Philippines-P3(2)	400,000	Packaging services
Province of Laguna, Philippines-P4(2)	225,000	Test services
Taiwan
Lung Tan, Taiwan-T1(1)	307,000	Packaging and test services
Hsinchu, Taiwan-T3(1)	314,000	Packaging and test services
Hsinchu, Taiwan-T5(1)	101,000	Wafer bump services
China
Shanghai, China-C1(3)	170,000	Packaging and test services
Shanghai, China-C3(4)	953,000	Packaging and test services
Japan
Kitakami, Japan(3)	120,000	Packaging and test services
Singapore
Kaki Bukit, Singapore-S1(3)	141,000	Test services
Science Park, Singapore-S3(5)	165,000	Wafer bumping services

	Approximate
Location	Factory Size)	Services
	(Square feet)

United States
Raleigh-Durham, NC(3)	37,000	Wafer bumping services

(1)	Owned facility and land.

(2)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(3)	Leased facility.

(4)	Owned facility. 390,000 square feet were facilitized with a clean room manufacturing environment and equipment as of December 31, 2007. An additional 60,000 square feet will be facilitized in early 2008. Land is leased.

(5)	Owned facility. Land is leased.

We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of 2007, we were productively utilizing the majority of the space in our facilities. We intend to expand our production capacity in 2008 and beyond as necessary to meet customer demand.

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine and Santa Clara, California; Boston, Massachusetts; Greensboro, North Carolina; and Austin and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore and Taiwan.

Item 3.	Legal Proceedings

For a discussion of “Legal Proceedings,” see Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR.” The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low

2007
First Quarter	$12.98	$9.81
Second Quarter	15.75	12.82
Third Quarter	16.18	9.80
Fourth Quarter	12.27	7.72
2006
First Quarter	$10.00	$4.99
Second Quarter	13.09	8.09
Third Quarter	9.98	4.61
Fourth Quarter	10.68	4.92

There were approximately 190 holders of record of our common stock as of January 31, 2008.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders and we do not currently anticipate doing so. In addition, our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. Refer to the Liquidity and Capital Resources Section in Item 7 “Management’s Discussion and Analysis.”

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

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., The S&P 500 Index
And The Philadelphia Semiconductor Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

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

The following selected consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our historical Consolidated Financial Statements which are not included in this Annual Report. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, both of which are included in this Annual Report.

The summary consolidated financial data below reflects the following transactions on a historical basis: (i) our 2004 acquisitions of the remaining 40% ownership interest in Amkor Iwate Corporation, certain packaging and test assets from IBM, 60% of Unitive Semiconductor Taiwan (“UST”) and 100% of Unitive, and (ii) our 2006 acquisition of substantially all of the remaining 40% interest in UST. On February 28, 2003, we sold our wafer fabrication services business to ASI. We historically marketed the output of fabricated semiconductor wafers provided by a wafer fabrication foundry owned and operated by ASI. We restated our historical results to reflect our wafer fabrication services segment as a discontinued operation.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,739,445	$2,728,560	$2,099,949	$1,901,279	$1,603,768
Cost of sales	2,057,572	2,053,600	1,744,178	1,538,009	1,270,579

Gross profit	681,873	674,960	355,771	363,270	333,189

Operating expenses:
Selling, general and administrative	251,249	250,142	243,319	224,781	187,254
Research and development	41,650	38,735	37,347	36,707	30,167
Gain on sale of specialty test operations(a)	(1,717)	—	(4,408)	—	—
Provision for legal settlements and contingencies(b)	—	1,000	50,000	—	—

Total operating expenses	291,182	289,877	326,258	261,488	217,421

Operating income	390,691	385,083	29,513	101,782	115,768

Other (income) expense:
Interest expense, net	124,099	154,807	165,351	148,902	140,281
Interest expense, related party	6,250	6,477	521	—	—
Foreign currency (gain) loss	8,961	13,255	9,318	6,190	(3,022)
Debt retirement costs(c)	15,876	27,389	(253)	—	37,800
Other (income) expense, net(d)	668	661	(191)	(24,444)	(6,748)

Total other expense, net	155,854	202,589	174,746	130,648	168,311

Income (loss) before equity investment losses, income taxes, minority interest and discontinued operations	234,837	182,494	(145,233)	(28,866)	(52,543)
Equity investment losses(e)	—	—	(55)	(2)	(3,290)
Income tax expense (benefit)	12,597	11,208	(5,551)	15,192	(233)

Income (loss) from continuing operations before minority interest	222,240	171,286	(139,737)	(44,060)	(55,600)
Minority interest, net of tax(f)	(2,376)	(1,202)	2,502	(904)	(4,008)

Income (loss) from continuing operations	219,864	170,084	(137,235)	(44,964)	(59,608)

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Discontinued operations:
Income from wafer fabrication services business, net of tax	—	—	—	—	54,170

Net income (loss)	$219,864	$170,084	$(137,235)	$(44,964)	$(5,438)

Basic income (loss) per common share:
From continuing operations	$1.22	$0.96	$(0.78)	$(0.26)	$(0.35)
From discontinued operations	—	—	—	—	0.32

Net income (loss) per common share	$1.22	$0.96	$(0.78)	$(0.26)	$(0.03)

Diluted income (loss) per common share:
From continuing operations	$1.11	$0.90	$(0.78)	$(0.26)	$(0.35)
From discontinued operations	—	—	—	—	0.32

Net income (loss) per common share	$1.11	$0.90	$(0.78)	$(0.26)	$(0.03)

Shares used in computing basic and diluted income (loss) per common share
Basic	180,597	177,682	176,385	175,342	167,142
Diluted	208,767	199,556	176,385	175,342	167,142
Other Financial Data:
Depreciation and amortization	$283,267	$273,845	$248,637	$230,344	$219,735
Purchases of property, plant and equipment related to continuing operations	236,240	315,873	295,943	407,740	190,891

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$410,070	$244,694	$206,575	$372,284	$313,259
Working capital	310,341	215,095	131,362	346,578	337,683
Total assets	3,192,606	3,041,264	2,955,091	2,965,368	2,563,919
Total long-term debt	1,611,570	1,819,901	1,956,247	2,040,813	1,650,707
Total debt, including short-term borrowings and current portion of long-term debt	1,764,059	2,005,315	2,140,636	2,092,960	1,679,372
Additional paid-in capital	1,482,186	1,441,194	1,431,543	1,428,368	1,414,669
Accumulated deficit	(821,526)	(1,041,390)	(1,211,474)	(1,074,239)	(1,029,275)
Stockholders’ equity	654,619	393,920	223,905	369,151	400,770

(a)	During the fourth quarter of 2005, we recognized a $4.4 million gain on the sale of our specialty test operation based in Wichita, Kansas. This sale did not meet the definition of a discontinued operation. During the third quarter of 2007, we recognized an additional gain of $1.7 million as a result of an earn-out provision provided in the asset purchase agreement.

(b)	During the first quarter of 2005, we recorded a $50.0 million provision for legal settlements and contingencies related to the epoxy mold compound litigation. In the first quarter of 2006, we recorded an additional $1.0 million provision due to the settlement of an epoxy mold compound case.

(c)	During the second quarter of 2007 we recorded a loss on debt retirement of $15.9 million related to the refinancing of the second lien term loan. During the second quarter of 2006 we recorded a loss on debt retirement of $27.4 million related to the tender offer to purchase $352.3 million principal amount of our 9.25% Senior Notes due February 2008 and the repurchase of $178.1 million of the 10.5% Senior Subordinated

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

(d)	In April 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million and recorded an associated gain of $21.6 million. During 2003, we recognized a $7.3 million gain on the sale of our investment in an intellectual property company.

(e)	On March 24, 2003, we divested 7 million shares of ASI which reduced our ownership percentage in ASI to 16% at that time and we ceased accounting for our investment in ASI under the equity method of accounting.

(f)	In 2003, minority interests primarily reflect Toshiba’s 40% ownership interest in Amkor Iwate in Japan which we acquired in January 2004. In 2005 and 2004, minority interest primarily reflects the 40% minority ownership interest in UST in which we acquired a majority interest during August 2004. In January 2006, we acquired an additional interest in UST resulting in a remaining minority interest of 0.14%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the condition and growth of the industry in which we operate, including trends toward increased outsourcing, reductions in inventory and demand and selling prices for our services, (2) our anticipated capital expenditures and financing needs, (3) our belief as to our future capacity utilization rates, revenue, gross margin and operating performance, (4) our contractual obligations and (5) other statements that are not historical facts. In some cases, you can identify forward- looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend,” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2007 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1 “Business,” Item 6 “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplemental Data” in this Annual Report as well as other reports we file with the SEC.

Overview

Amkor is one of the world’s largest subcontractors of semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The manufacturing process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are then probe tested to ensure the individual devices meet electrical specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, fabricated semiconductor wafers are separated into individual chips. These chips are typically attached through wire bond or wafer bump technologies to a substrate or leadframe and then encased in a protective material. In the case of an advanced wafer level package, the package is assembled on the surface of a wafer.

Our packages are designed for application specific body size and electrical connection requirements to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey assembly and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, test and drop shipment services.

Our net sales for each of 2007 and 2006 were $2.7 billion per year. Net income for 2007 was $219.9 million, or $1.11 per diluted share, compared with net income in 2006 of $170.1 million, or $0.90 per diluted share. 2007 net sales reflect the growth of our advanced packaging solutions and the benefit of our investments in flip chip and wafer level packaging, 3D packaging and test. The strength in these areas was partially offset by a decrease in our traditional leadframe packaging services.

Favorable business conditions in our industry sector have allowed us to improve our product mix, benefit from relatively stable pricing and recover a portion of the increased costs of commodities from our customers. Gross margin for 2007 of 24.9% was up slightly from 24.7% in 2006.

Selling, general and administrative expenses in 2007 increased by 0.4% or $1.1 million over 2006 primarily as a result of additional costs associated with contracted services in conjunction with our ongoing global enterprise resource planning information systems implementation.

Net interest expense in 2007 decreased $30.9 million due to our continued focus to strengthen our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments.

In 2007, our capital additions of $293.9 million focused on strategic growth areas of advanced laminate, test services, wafer bump and flip chip packaging capacity. We continue to manage our production lines, allocate assets and selectively expand our capacity. Our capital investments have been, and we expect will continue to be, primarily focused on increasing our advanced laminate, test services, wafer bump and flip chip packaging capacity. In addition, we continue to make investments in our information systems.

Due to improved operating results, cash provided by operating activities increased $79.8 million to $603.4 million for the year ended December 31, 2007 as compared to $523.6 million for the year ended December 31, 2006. Cash flow from operations generated during 2007 funded capital purchases of $236.2 million leaving $367.2 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during 2007.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross profit	24.9%	24.7%	16.9%
Operating income	14.3%	14.1%	1.4%
Income (loss) before income taxes and minority interests	8.6%	6.7%	(6.9)%
Net income (loss)	8.0%	6.2%	(6.5)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.  Net sales increased $10.9 million, or 0.4%, to $2,739.4 million in 2007 from $2,728.6 million in 2006. The increase is principally a result of improved sales of our flip chip and 3D packages and test services in support of high-end wireless communications, computing and gaming applications. Partially offsetting this increase was decreased demand for modules and traditional leadframe packages.

Packaging Net Sales.  Packaging net sales decreased $19.1 million, or 0.8%, to $2,430.4 million for 2007 from $2,449.4 million in 2006 due primarily to lower unit volumes, partially offset by improved product mix. The improvement in product mix reflected a shift from traditional leadframe packages to advanced technologies including flip chip and 3D packaging during the year. Packaging unit volume decreased to 8.7 billion units in 2007 from 8.8 billion units in 2006.

Test Net Sales.  Test net sales increased $29.7 million, or 10.6%, to $309.6 million in 2007 from $280.0 million in 2006 principally due to an increase in the number of units tested in our test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales decreased from 38.8% for the year ended December 31, 2006 to 37.7% for the year ended December 31, 2007 due to change in mix to packages with lower material content as a percentage of net sales.

Labor costs in absolute dollars were up due to salary and benefit increases, partially offset by a reduction in headcount. As a percentage of net sales, labor costs increased to 16.0% for the year ended December 31, 2007 from 14.9% for the year ended December 31, 2006. The increase was due to increased salary and benefit costs and the weakening of the U.S. dollar against the Korean Won and Philippine Peso as a substantial portion of our work force is paid in local currencies.

As a percentage of net sales, other manufacturing costs decreased slightly to 21.4% for the year ended December 31, 2007 from 21.5% for the year ended December 31, 2006 due to increased overhead utilization and productivity. Other manufacturing costs in absolute dollars decreased principally as a result of a decrease in factory supplies and repairs and maintenance. This is partially offset by increases for depreciation costs as a result of our capital expenditures.

Stock-based compensation included in cost of sales was $1.3 million for the year ended December 31, 2007 compared to $2.5 million for the year ended December 31, 2006.

Gross Profit.  Gross profit increased $6.9 million to $681.9 million, or 24.9% of net sales in 2007 from $675.0 million, or 24.7% of net sales, in 2006. The slight increase in gross profit and gross margin was due to increases in flip chip and 3D packages and test services partially offset by decreases in traditional leadframe packages.

Packaging Gross Profit.  Gross profit for packaging decreased $8.6 million to $577.8 million, or 23.8% of packaging net sales, in 2007 from $586.3 million, or 23.9% of packaging net sales, in 2006. The packaging gross profit decrease was primarily due to a decrease in our traditional leadframe packages offset by favorable product mix, consisting of an increase in our advanced package technologies including flip chip and 3D packages.

Test Gross Profit.  Gross profit for test in 2007 increased $13.9 million to $103.4 million, or 33.4% of test net sales from $89.6 million, or 32.0% of test net sales, in 2006. This increase was primarily due to increased volume and greater recovery of ancillary test services from our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 0.4%, to $251.2 million for 2007, from $250.1 million for 2006. The increase was caused by an increase in contracted services in conjunction with our global enterprise resource planning information systems implementation as well as increased labor and benefit costs. Selling, general and administrative expenses for 2006 reflected higher spending for professional fees due to the stock option investigation and other related matters.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $2.9 million to $41.7 million, or 1.5% of net sales for 2007 from $38.7 million, or 1.4% of net sales in 2006. Our increase in our research and development expenses was primarily related to increased labor and benefits costs.

Gain on Sale of Specialty Test Operations.  In October 2005, we divested a specialty test operation and recognized a gain of $4.4 million. In 2007, we recognized an additional gain of $1.7 million as a result of an earn-out provision provided in the asset purchase agreement.

Other (Income) Expense.  Other expense, net decreased $46.7 million to $155.9 million, or 5.7% of net sales for 2007 from $202.6 million, or 7.4% of net sales in 2006. This decrease is primarily driven by the $30.9 million reduction in net interest expense due to our continued focus to strengthen our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments. In addition, in 2007 we recognized $15.9 million in debt retirement costs compared to $27.4 million in 2006.

Income Tax Expense.  In 2007, we recorded an income tax expense of $12.6 million reflecting an effective tax rate of 5.4% as compared to an income tax expense of $11.2 million in 2006 reflecting an effective tax rate of 6.1%. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. in recent years and our income is currently taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. In addition, continued profitability of our largest subsidiary in Taiwan enabled us to utilize all of its net operating loss carryforwards in 2007 and release its valuation allowance on all deferred tax assets. This benefited our overall effective tax rate by 7.6% in 2007.

At December 31, 2007, we had U.S. net operating loss carryforwards totaling $364.3 million, which expire at various times through 2027. At December 31, 2007, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance when sufficient net positive evidence exists to conclude that it is more likely than not the deferred tax assets will be realized.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.  Net sales increased $628.6 million, or 30%, to $2,728.6 million in 2006 from $2,100.0 million in 2005. The increase is principally driven by increased unit volume, product mix and to a lesser extent the impact of favorable pricing.

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

Test Net Sales.  Test net sales increased $81.9 million, or 41.3%, to $280.0 million in 2006 from $198.1 million in 2005 principally due to the production ramp of our new test facility in Singapore, an increase in units in our other test facilities and product mix.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of our costs at our factories is fixed, relatively insignificant increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the volume increase, favorable product mix and firm pricing environment. Material costs as a percent of revenue decreased from 40.9% for the year ended December 31, 2005 to 38.8% for the year ended December 31, 2006 due to improving product mix, recovery of increasing commodity prices from our customers and higher average selling prices on some of our products.

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

Gross Profit.  Gross profit increased $319.2 million to $675.0 million, or 24.7% of net sales in 2006 from $355.8 million, or 16.9% of net sales, in 2005. The increase in gross profit and gross margin was due to higher unit sales, favorable mix, recovery of commodity price increases from our customers and a firm pricing environment.

Packaging Gross Profit.  Gross profit for packaging increased $265.7 million to $586.3 million, or 23.9% of packaging net sales, in 2006 from $320.6 million, or 16.9% of packaging net sales, in 2005. The packaging gross profit increase was primarily due to increased volume, favorable product mix, asset management and recovery of commodity price increases from our customers.

Test Gross Profit.  Gross profit for test increased $54.2 million to $89.6 million, or 32.0% of test net sales, 2006 from $35.4 million, or 17.9% of test net sales, in 2005. This increase was primarily due to increased volume, favorable product mix, improved labor and overhead utilization, asset management and greater recovery of ancillary test services from our customers.

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

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2007. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. The financial data reflects the January 2006 acquisition of substantially all of the remaining 40% interest in UST.

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

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share data)

Net sales	$746,888	$689,083	$652,486	$650,988	$683,011	$713,829	$686,631	$645,089
Cost of sales	543,976	519,152	490,794	503,650	509,879	536,062	517,307	490,352

Gross profit	202,912	169,931	161,692	147,338	173,132	177,767	169,324	154,737

Operating expenses:
Selling, general and administrative	62,142	64,080	62,360	62,667	62,494	68,477	58,967	60,204
Research and development	10,720	10,282	11,023	9,625	9,337	9,653	10,315	9,430
Gain on sale of specialty test operations	—	(1,717)	—	—	—	—	—	—
Provision for legal settlements and contingencies	—	—	—	—	—	—	—	1,000

Total operating expenses	72,862	72,645	73,383	72,292	71,831	78,130	69,282	70,634

Operating income	130,050	97,286	88,309	75,046	101,301	99,637	100,042	84,103
Other expense, net	32,699	34,552	52,581	36,022	38,987	43,723	73,942	45,937

Income before income taxes, and minority interest	97,351	62,734	35,728	39,024	62,314	55,914	26,100	38,166
Income tax expense	3,024	1,194	4,272	4,107	2,743	2,881	1,972	3,612

Income before minority interest	94,327	61,540	31,456	34,917	59,571	53,033	24,128	34,554
Minority interest, net of tax	(663)	(920)	(466)	(327)	(524)	(223)	(340)	(115)

Net income	$93,664	$60,620	$30,990	$34,590	$59,047	$52,810	$23,788	$34,439

Net income per common share:
Basic	$0.52	$0.33	$0.17	$0.19	$0.33	$0.30	$0.13	$0.19
Diluted	$0.46	$0.30	$0.16	$0.18	$0.30	$0.27	$0.13	$0.19

Liquidity and Capital Resources

We generated net income of $219.9 million and $170.1 million for the years ended December 31, 2007 and 2006, respectively. This compares to a net loss for the year ended December 31, 2005 of $137.2 million. Our operating activities provided cash totaling $603.4 million in 2007, $523.6 million in 2006 and $97.2 million in 2005. In 2007 and 2006, cash flow from operating activities was sufficient to fully cover cash used for investing activities as well as decrease our debt.

Although we have a significant level of debt, with $1,764.1 million outstanding at December 31, 2007, of which $152.5 million is current, we have continued to strengthen our liquidity by using existing cash to reduce our debt and by refinancing debt with lower interest rates and favorable terms as demonstrated by the following:

•	February 2008, we repaid the remaining balance of $88.2 million of our 9.25% Senior Notes at the maturity date with cash on hand;

•	November 2007, we used existing cash resources to repurchase $3.0 million of our 7.75% Senior notes due May 2013 and $10.0 million of our 9.25% Senior notes due June 2016;

•	June 2007, we redeemed the remaining $21.9 million of the 2009 10.5% senior subordinated notes outstanding with cash on hand;

•	April 2007, we refinanced our $300.0 million second lien term loan due in 2010 with a lower interest secured credit facility that amortizes in 28 equal quarterly payments through April 2014;

•	March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity;

•	June 2006, we repaid $132.0 million, from cash on hand, of our 5.75% convertible subordinated notes at the maturity date; and

•	May 2006, we issued $400 million of 9.25% senior notes due June 2016 and $190 million of 2.5% senior subordinated convertible notes due May 2011 to refinance existing indebtedness.

We were in compliance with all debt covenants at December 31, 2007 and expect to remain in compliance with these covenants for at least the next twelve months. The interest payments required on our debt are substantial. For example, for the year ended December 31, 2007, we paid $136.0 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2007, we had capital additions of $293.9 million or 10.7% of net sales compared to 11.0% of net sales in 2006. In 2008 we currently anticipate making capital additions in the range of approximately 11% to 14% of net sales, of which 70% is expected to be in support of packaging, 20% for test and 10% for infrastructure.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of December 31, 2007, we had cash and cash equivalents of $410.1 million and $99.8 million available under our $100 million first lien senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our first lien senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months including the retirement of the remaining $88.2 million of our 9.25% Senior notes at maturity in February 2008. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part I, Item 1A “Risk Factors.”

Many of our debt agreements restrict our ability to pay dividends. We have never paid a dividend to our stockholders and we do not currently anticipate doing so. We expect cash flows, if any, to be used in the operation and expansion of our business, the repayment or repurchase of debt and for other corporate purposes.

Cash flows

Cash provided by operating activities was $603.4 million for the year ended December 31, 2007 compared to $523.6 million for the year ended December 31, 2006. Free cash flow (which we define as net cash provided by operating activities less purchases of property, plant and equipment) increased by $159.4 million to $367.2 million for the year ended December 31, 2007 compared to $207.8 million for the year ended December 31, 2006. Approximately 57% of our free cash flow of $367.2 million for the year ended December 31, 2007 was used in net financing activities and the remaining amount increased our cash balances. See further discussion of free cash flow under “Financing activities” below.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2007 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities	$603,430	$523,630	$97,157
Investing activities	(231,299)	(314,797)	(307,010)
Financing activities	(208,450)	(169,231)	47,638

Operating activities:  Our cash flow from operating activities in 2007 increased $79.8 million to $603.4 million from $523.6 million in 2006. This increase in operating cash flows is principally a result of positive changes in assets and liabilities and lower interest paid, partially offset by the payment of prepayment fees in connection with refinancings. Net interest expense in 2007 decreased by $30.9 million as compared to 2006 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows in 2007 were reduced by $9.0 million for prepayment fees in connection with refinancing our second lien term loan. Changes in assets and liabilities increased operating cash flows by $54.2 million in 2007 compared to 2006 driven largely by reduced levels of inventory in line with the reduced unit volumes and changes in sales mix as well as an increase in accounts payable primarily driven by fourth quarter 2007 capital expenditures. Our operating income for 2007 compared to 2006 and adjusted for depreciation and amortization and other operating activities and non-cash items increased slightly by $2.0 million due to change in product mix discussed above in “Results of Operations.” Other changes in operating activities including foreign currency losses, other income and expenses, taxes and minority interest accounted for $1.7 million of the increase in operating cash flows in 2007.

Investing activities:  Our cash flows used in investing activities in 2007 decreased by $83.5 million to $231.3 million from $314.8 million in 2006. This decrease was primarily due to a $79.6 million decrease in payments for property, plant and equipment from $315.9 million in 2006 to $236.2 million in 2007. Investing activities were higher in 2006 principally as a result of our expansion of our facilities in China and Singapore. Investing activities during 2007 included increased proceeds from the sale of property, plant and equipment of $5.2 million primarily attributable to a sale of real property in Korea that had been used for administrative purposes and $1.7 million of proceeds received as a result of an earn-out provision in connection with the sale of our specialty test operation.

Financing activities:  Our net cash used in financing activities in 2007 was $208.5 million, compared with $169.2 million in 2006. The net cash used in financing activities in 2007 consisted primarily of the repayment of $142.4 million of our 5% convertible notes at maturity in March 2007 and the redemption of the remaining $21.9 million of 2009 10.5% senior subordinated notes in June 2007. In 2007 we also repurchased $10.0 million of our 2016 9.25% senior notes and $3.0 million of our 2013 7.75% senior notes in the open market. With respect to our foreign subsidiaries, we repaid $51.5 million of debt during 2007. The net cash used in financing activities in 2006 was primarily for the repayment of the $132.0 million of our 5.75% convertible subordinated notes at maturity in June 2006. Proceeds from the issuance of stock through our stock compensation plans in 2007 were $37.1 million, compared with $5.0 million in 2006.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$603,430	$523,630	$97,157
Less purchases of property, plant and equipment	236,240	315,873	295,943

Free cash flow	$367,190	$207,757	$(198,786)

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $1,764.1 million at December 31, 2007 from $2,005.3 million at December 31, 2006. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

2007 Significant Financing Activities

In April 2007, we entered into a $300.0 million, 7-year secured credit facility with Woori Bank in Korea (“Term Loan”). The Term Loan is secured by substantially all the land, factories and equipment located at our Korean facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.58% as of December 31, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance a $300.0 million second lien term loan due October 2010, which bore interest at a rate of LIBOR plus 450 basis points (9.86% at March 31, 2007). This financing transaction, together with payment of prepayment fees and accrued and unpaid interest, fully discharged all of our obligations under the second lien term loan and fully discharged all subsidiary guarantees and releases all the collateral securing the second lien term loan.

2006 Significant Financing Activities

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

Compliance with Debt Covenants

We were in compliance with all debt covenants contained in our loan agreements at December 31, 2007, and have met all debt payment obligations. Additional information about our debt is available in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Capital Additions and Contractual Obligations

Our capital additions were $293.9 million for 2007. We expect that our 2008 capital additions will be in the range of approximately 11% to 14% of net sales. Ultimately, the amount of our 2008 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment payments as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Purchases of property, plant, and equipment	$236,240	$315,873	$295,943
Net change in related accounts payable and deposits	57,636	(16,850)	(1,164)

Property, plant and equipment additions	$293,876	$299,023	$294,779

The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Total debt	$1,764,059	$152,489	$54,774	$54,816	$482,660	$43,036	$976,284
Scheduled interest payment obligations(1)	653,683	117,584	112,810	109,481	89,362	81,032	143,414
Purchase obligations(2)	66,020	66,020
Operating lease obligations	59,522	9,113	8,377	7,975	6,945	5,530	21,582
Severance obligations	170,924	7,065	7,207	7,351	7,498	7,648	134,155

Total contractual obligations	$2,714,208	$352,271	$183,168	$179,623	$586,465	$137,246	$1,275,435

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2007 for variable rate debt.

(2)	Represents capital-related purchase obligations in addition to accounts payable outstanding at December 31, 2007 for 2007 capital additions.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2007 include:

•	$18.8 million of customer advances which relate to supply agreements with customers that commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

•	$37.4 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $7.8 million to the plans during 2008.

•	$7.7 million of unrecognized tax benefits. As discussed in Note 3 to our Consolidated Financial Statements, we adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2007, the gross amount of our liability for unrecognized tax benefits was approximately $7.7 million, which does not generally represent future cash payments because of the interaction with other available tax attributes, such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our FIN 48 liabilities, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities. Because we expect cash outflows with respect to FIN 48 liabilities to occur over an indeterminate number of future years, we believe it is unlikely that the payment of existing liabilities would have a material adverse affect on liquidity in any future period.

Related Party Transactions

In November 2005, we sold $100.0 million of our 6.25% Convertible Subordinated Notes due 2013 in a private placement to James J. Kim, Chairman and Chief Executive Officer and certain Kim family members. The terms were approved by a majority of the independent members of the Board of Directors and we obtained a fairness opinion from a recognized investment banking firm. The full amount of the notes remain outstanding and the aggregate amount of interest paid to Mr. Kim and his family members in respect of these notes was $6.3 million and $6.5 million in 2007 and 2006, respectively.

We have entered into the following related party transactions in the normal course of business:

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim our Chairman and Chief Executive Officer, owns approximately 17.7% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms length and on terms consistent with our non-related party vendors. During 2007, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $18.7 million, $16.7 million and $11.8 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2007 and 2006, were $1.9 million and $1.3 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2007, 2006 and 2005, purchases from Jesung C&M were $6.2 million, $6.5 million and $6.5 million, respectively. Amounts due to Jesung C&M at December 31, 2007 and 2006 were $0.5 million.

Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.11% of Anam Information Technology, Inc., a company that provided computer hardware and software components to ATK. Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim Family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue using Anam Information Technology as a vendor. The services provided by Anam Information Technology were subject to competitive bid. During 2007, there were no purchases from Anam Information Technology. Purchases from Anam Information Technology, during 2006 and 2005 were $0.3 million and $1.8 million, respectively. There were no amounts due to Anam Information Technology at December 31, 2007 and 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2007. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion of our contingencies related to our patent related litigation, securities litigation and other litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

Revenue Recognition and Risk of Loss.  We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. Such policies are consistent with the provisions in Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

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

Provision for Income Taxes.  We operate in and file income tax returns in various U.S. and non-U.S. jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for potential additional taxes and related interest expense that may ultimately result from such examinations in accordance with FIN 48. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable. In addition, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws or regulations could result in increased effective tax rates in the future.

Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. As a result of net losses experienced in recent years in certain jurisdictions, we have determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. We will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

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

Our assessment of required reserves may change in the future due to new developments in each matter. The present legislative and litigation environment is substantially uncertain, and it is possible that our results of operations, cash flows or financial position could be materially and adversely affected by an unfavorable outcome or settlement of our pending litigation.

Investments in Marketable Securities.  We evaluate our investments for impairment due to declines in market value that are considered other than temporary. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss. The stock prices of many semiconductor companies’ stocks, including Dongbu Hitek, Co., Ltd., (“Dongbu”) and its competitors, are highly volatile. During 2007, we recorded impairment charges of $2.7 million to reduce the carrying value of our investment in Dongbu to its market value. During 2006, we recorded impairment charges totaling $3.2 million to reduce the carrying value of our investment in Dongbu to its market value. In determining whether declines in market value are other than temporary, we look at market value trends over the previous six months.

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories for the cost of inventories we estimate is excess and obsolete based on the age of our inventory and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

Inventories are stated at the lower of cost or market. Cost is determined by the weighted moving average method or by standard costing, both of which approximate actual cost. Cost is based on normal capacity utilization, with unrecoverable costs arising from underutilization of capacity expensed when incurred.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
Chinese land use rights	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 1 to the Consolidated Financial Statements included within Item 8 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant. We have not entered into any derivative transactions during the year-ended December 31, 2007.

Foreign Currency Risks

We currently do not enter into forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we manage our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also for China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 75% of the net monetary exposure. We performed a sensitivity analysis as of December 31, 2007, assuming a 10% adverse movement for all currencies against the U.S. dollar to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. This sensitivity analysis would result in a decline of approximately $25.5 million on our income before income taxes and minority interests.

In addition, we have foreign currency exchange rate exposure on our results of operations. Approximately 84% of our net sales are denominated in U.S. dollars and the remaining currency exposure is principally Japanese yen, Korean won and Taiwanese dollar in support of local country sales. Approximately 53% our cost of sales and operating expenses are denominated in U.S. dollar and are largely expenditures for raw materials and factory supplies. The remaining currency exposures for cost of sales and operating expenses are principally denominated in the Asian currency where our production facilities are located and are largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, these foreign currency denominated transactions will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis assuming a 10% adverse movement from 2007 exchange rates of the U.S. dollar compared to all these Asian-based currencies to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. This sensitivity analysis would result in a decline of approximately $64.4 million on our operating income.

There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements across multiple jurisdictions are similar and would be linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market or other changes that could arise which may positively or negatively affect our results of operations.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2007, we had a total of $1,764.1 million of debt of which 81.8% was fixed rate debt and 18.2% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amount outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of December 31, 2007. The fixed rate debt consisted of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2006, we had a total of $2,005.3 million of debt of which 80.9% was fixed rate debt and 19.1% was variable rate debt. Changes in interest rates have different impacts on our fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2007.

	Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$91,539	$—	$—	$439,112	$—	$912,000	$1,442,651	$1,425,123
Average interest rate	9.1%	—	—	5.1%	—	8.2%	7.4%
Variable rate debt (In thousands)	$60,950	$54,774	$54,816	$43,548	$43,036	$64,284	$321,408	$321,408
Average interest rate	5.9%	6.1%	6.1%	6.6%	6.6%	6.6%	6.3%

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans in 2006. In addition, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 25, 2008

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$2,739,445	$2,728,560	$2,099,949
Cost of sales	2,057,572	2,053,600	1,744,178

Gross profit	681,873	674,960	355,771

Operating expenses:
Selling, general and administrative	251,249	250,142	243,319
Research and development	41,650	38,735	37,347
Gain on sale of specialty test operations	(1,717)	—	(4,408)
Provision for legal settlements and contingencies	—	1,000	50,000

Total operating expenses	291,182	289,877	326,258

Operating income	390,691	385,083	29,513

Other (income) expense:
Interest expense, net	124,099	154,807	165,351
Interest expense, related party	6,250	6,477	521
Foreign currency loss	8,961	13,255	9,318
Debt retirement costs	15,876	27,389	(253)
Other (income) expense, net	668	661	(136)

Total other expense, net	155,854	202,589	174,801

Income (loss) before income taxes and minority interest	234,837	182,494	(145,288)
Income tax expense (benefit)	12,597	11,208	(5,551)

Income (loss) before minority interest	222,240	171,286	(139,737)
Minority interest, net of tax	(2,376)	(1,202)	2,502

Net income (loss)	$219,864	$170,084	$(137,235)

Net income (loss) per common share:
Basic	$1.22	$0.96	$(0.78)

Diluted	$1.11	$0.90	$(0.78)

Shares used in computing net income (loss) per common share:
Basic	180,597	177,682	176,385
Diluted	208,767	199,556	176,385

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$410,070	$244,694
Restricted cash	2,609	2,478
Accounts receivable:
Trade, net of allowances	393,493	380,888
Other	4,938	5,969
Inventories	149,014	164,178
Other current assets	27,290	39,650

Total current assets	987,414	837,857
Property, plant and equipment, net	1,455,111	1,443,603
Goodwill	673,385	671,900
Intangibles, net	20,321	29,694
Investments	3,019	6,675
Restricted cash	1,725	1,688
Other assets	51,631	49,847

Total assets	$3,192,606	$3,041,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$152,489	$185,414
Trade accounts payable	359,313	291,847
Accrued expenses	165,271	145,501

Total current liabilities	677,073	622,762
Long-term debt	1,511,570	1,719,901
Long-term debt, related party	100,000	100,000
Pension and severance obligations	208,387	170,070
Other non-current liabilities	33,935	30,008

Total liabilities	2,530,965	2,642,741

Commitments and contingencies (see Note 15)
Minority interests	7,022	4,603

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 181,799 in 2007 and 178,109 in 2006	182	178
Additional paid-in capital	1,482,186	1,441,194
Accumulated deficit	(821,526)	(1,041,390)
Accumulated other comprehensive loss	(6,223)	(6,062)

Total stockholders’ equity	654,619	393,920

Total liabilities and stockholders’ equity	$3,192,606	$3,041,264

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	In Capital	Deficit	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance at December 31, 2004	175,718	$176	$1,428,368	$(1,074,239)	$14,846	$369,151
Net loss	—	—	—	(137,235)	—	(137,235)	$(137,235)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(2,119)	(2,119)	(2,119)
Reclassification adjustment for losses included in net loss	—	—	—	—	1,786	1,786	1,786
Cumulative translation adjustment	—	—	—	—	(10,855)	(10,855)	(10,855)

Comprehensive loss						—	$(148,423)

Issuance of stock through employee stock purchase plan and stock options	1,015	2	2,802	—	—	2,804
Stock compensation	—	—	373	—	—	373

Balance at December 31, 2005	176,733	178	1,431,543	(1,211,474)	3,658	223,905
Net income	—	—	—	170,084	—	170,084	$170,084
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(1,717)	(1,717)	(1,717)
Reclassification adjustment for losses included in net income	—	—	—	—	2,677	2,677	2,677
Cumulative translation adjustment	—	—	—	—	1,155	1,155	1,155

Comprehensive income						—	$172,199

Issuance of stock through employee stock purchase plan and stock options	1,376	—	4,976	—	—	4,976
Stock compensation	—	—	4,675	—	—	4,675
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(11,835)	(11,835)

Balance at December 31, 2006	178,109	178	1,441,194	(1,041,390)	(6,062)	393,920
Net income	—	—	—	219,864	—	219,864	$219,864
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(1,004)	(1,004)	(1,004)
Reclassification adjustment for losses included in net income	—	—	—	—	44	44	44
Pension liability adjustments, net of tax	—	—	—	—	(3,136)	(3,136)	(3,136)
Cumulative translation adjustment	—	—	—	—	3,935	3,935	3,935

Comprehensive income						—	$219,703

Issuance of stock through stock options	3,690	4	37,046	—	—	37,050
Stock compensation	—	—	3,946	—	—	3,946

Balance at December 31, 2007	181,799	$182	$1,482,186	$(821,526)	$(6,223)	$654,619

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$219,864	$170,084	$(137,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283,267	273,845	248,637
Amortization of deferred debt issuance costs and discounts	5,562	7,558	8,684
Provision for accounts receivable	(1,251)	(2,585)	96
Deferred income taxes	(7,532)	(32)	25,118
Loss (gain) on debt redemption	6,876	27,389	(253)
Loss on disposal of fixed assets, net	4,319	8,578	3,451
Stock-based compensation	3,946	4,675	373
Gain on sale of specialty test operations	(1,717)	—	(4,408)
Other, net	5,728	3,938	1,590
Changes in assets and liabilities:
Accounts receivable	(9,073)	2,982	(126,665)
Other receivables	1,063	(106)	59
Inventories	15,516	(25,483)	(27,781)
Other current assets	17,042	(3,226)	(4,739)
Other non-current assets	1,528	2,252	1,026
Accounts payable	9,282	(17,397)	131,210
Accrued expenses	18,083	18,984	(49,182)
Other long-term liabilities	30,927	52,174	27,176

Net cash provided by operating activities	603,430	523,630	97,157

Cash flows from investing activities:
Purchases of property, plant and equipment	(236,240)	(315,873)	(295,943)
Proceeds from the sale of property, plant and equipment	5,192	4,449	1,596
Proceeds from sale of specialty test operations	1,717	—	6,587
Advances for acquisition of minority interest	—	—	(19,250)
Other investing activities	(1,968)	(3,373)	—

Net cash used in investing activities	(231,299)	(314,797)	(307,010)

Cash flows from financing activities:
Net change in bank overdrafts	—	—	(102)
Borrowings under revolving credit facilities	86,150	233,212	120,405
Payments under revolving credit facilities	(109,296)	(237,933)	(120,727)
Proceeds from issuance of long-term debt	300,000	590,000	116,317
Payments of long-term debt, including redemption premiums	(518,913)	(744,392)	(168,872)
Proceeds from issuance of related party debt	—	—	100,000
Payments for debt issuance costs	(3,441)	(15,094)	(2,187)
Proceeds from issuance of stock through stock compensation plans	37,050	4,976	2,804

Net cash (used in) provided by financing activities	(208,450)	(169,231)	47,638

Effect of exchange rate fluctuations on cash and cash equivalents	1,695	(1,483)	(3,494)

Net increase (decrease) in cash and cash equivalents	165,376	38,119	(165,709)
Cash and cash equivalents, beginning of period	244,694	206,575	372,284

Cash and cash equivalents, end of period	$410,070	$244,694	$206,575

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$135,964	$172,146	$168,564
Income taxes	$12,837	$8,419	$1,885
Noncash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	$—	$17,822	$—
Note receivable from sale of specialty test operations	$—	$—	$890

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s largest subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies;

•	Cultivating strategic relationships with leading electronics companies, who buy packaged chips from our customers, (also known as original equipment manufacturers (“OEMs”));

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

Basis of Presentation

The Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). The Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, our investments in variable interest entities in which we are the primary beneficiary are consolidated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines. As of December 31, 2007, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $19.9 million and $0.4 million, respectively. The creditors of the Philippine realty corporations have no recourse to the general credit of Amkor, the primary beneficiary of these variable interest entities.

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

The local currency is the functional currency of our subsidiaries in Japan and Taiwan, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting asset and liability

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

translation adjustments are reported as a component of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur.

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2007, our cash and cash equivalents are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect future results and cause actual results to vary materially from historical results include, but are not limited to, historical stock option practices, pending SEC investigation, fluctuations in operating results, dependence on the highly cyclical nature of the semiconductor industry, high fixed costs, our failure to meet guidance, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, ability to fund liquidity needs, our restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, our management information systems may prove inadequate, difficulties integrating acquisitions, difficulties expanding and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, our need for significant capital expenditures, impairment charges, the increased litigation incident to our business, adverse tax consequences, rapid technological change, complexity of packaging and test process, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, fire, flood or other calamity and continued control by existing stockholders.

We are subject to certain legal proceedings, lawsuits and other claims, as discussed in Note 15. We assess the likelihood of any adverse judgment or outcome related to these matters, as well as potential ranges of probable losses. Our determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue, often with the assistance of outside legal counsel. We record provisions in our Consolidated Financial Statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist of amounts invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services. Restricted cash, non-current, collateralizes foreign tax obligations.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted moving average method or by standard costing, both of which approximate actual cost. Cost is based on normal capacity utilization, with unrecoverable costs arising from underutilization of capacity expensed when incurred. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production it is written-off and disposed.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and other equipment	3 to 10 years
Chinese land use rights	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $272.8 million, $263.3 million and $239.1 million for 2007, 2006 and 2005, respectively.

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

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount many not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. Amortization of finite-lived assets was $10.4 million, $9.6 million and $9.5 million for 2007, 2006 and 2005, respectively.

Other Non-current Assets

Other non-current assets consist principally of deferred income tax assets, deferred debt issuance costs and refundable security deposits.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Non-current Liabilities

Other non-current liabilities consist primarily of customer advance payments, deferred revenue and liabilities associated with uncertain income tax positions. See Note 3 and Note 13 for more information.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Cumulative unrealized foreign currency translation gains	$8,748	$4,813
Unrecognized pension costs	(14,971)	(11,835)
Unrealized gain on securities	—	960

Total accumulated other comprehensive loss	$(6,223)	$(6,062)

The unrecognized pension costs are net of deferred income taxes of $1.0 million and $0.8 million at December 31, 2007 and 2006, respectively. The unrealized gain on securities has no tax effect. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Revenue Recognition and Risk of Loss

We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. Such policies are consistent with the provisions in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

We do not take ownership of customer supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer supplied materials is not included in the Consolidated Financial Statements.

A sales allowance is recognized in the period of sale based upon historical experience. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. Collectibility is assessed based on the age of the balance, the customer’s historical payment history and current credit worthiness.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are presented in net sales. Costs incurred for shipping and handling are included in costs of sales.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the efficiency and capabilities of our existing production processes. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on and maintenance of research equipment, fees under licensing agreements, services provided by outside contractors and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

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

In determining the amount of the valuation allowance, we consider all available evidence of realization, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance. At December 31, 2007, we have recorded a valuation allowance for a substantial portion of our deferred tax assets.

We have adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we recognize in our Consolidated Financial Statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. See Note 3 for more information.

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

SFAS No. 158 also requires that the funded status of a plan be measured as of the date of the year-end statement of financial position for fiscal years ending after December 15, 2008. We currently measure our funded status as of the balance sheet date. Accordingly, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements. See Note 12 for further discussion.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We adopted the provisions of SFAS No. 155 on January 1, 2007. The adoption of this statement did not have an impact on our financial statements and disclosures.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We adopted the provisions of Issue No. 06-03 on January 1, 2007. We present applicable taxes on a net basis in our Consolidated Financial Statements. The adoption of Issue No. 06-03 did not have an impact on our financial statements and disclosures.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires that we recognize in our Consolidated Financial Statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the opening balance of retained earnings. See Note 3 for more information.

Recently Issued Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We will adopt SFAS No. 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 is not expected to have a material impact on our financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on our financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

2.	Stock Compensation Plans

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period). We transitioned to SFAS No. 123(R) using the modified prospective method whereby compensation is recognized under SFAS N. 123(R) beginning January 1, 2006 and thereafter, with prior periods’ stock-based compensation still determined pursuant to APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), with pro forma disclosure provided as if SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), had been applied. We elected to adopt the alternative transition method provided in FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for calculating tax effects of equity-based compensation pursuant to SFAS No. 123(R). The SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), and we applied the provisions of SAB 107 in our adoption of SFAS 123(R). Compensation expense is measured and recognized as follows:

Awards granted after December 31, 2005 — Awards are measured at their fair value at the date of grant under the provisions of SFAS No. 123(R) with the resulting compensation expense recognized ratably over the service period which is generally the vesting period of the award.

Awards granted prior to December 31, 2005 — Awards were measured at their fair value at the date of original grant under the original provisions of SFAS 123. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized ratably over the service period which is generally the remaining vesting period of the award.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of sales	$1,343	$2,470	$182
Selling, general, and administrative	2,603	2,753	191

Stock-based compensation expense	$3,946	$5,223	$373

For the year ended December 31, 2006, stock-based compensation expense included $0.5 million of cash payments as a result of an offer to amend discussed in more detail below.

Prior to January 1, 2006, as permitted under SFAS No. 123, we applied APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB Opinion No. 25, compensation expense was recognized for stock option grants if the exercise price was below the fair value of the underlying stock at the measurement date. Had compensation costs been determined consistent with the requirements of SFAS No. 123, pro forma net loss and net loss per common share would have been as follows for the year ended December 31, 2005 (in thousands, except per share data):

Net loss:
Net loss, as reported	$(137,235)

Add: Total stock-based employee compensation recognized under intrinsic value method, net of tax	373
Deduct: Total stock-based employee compensation determined under fair value based method, net of tax	(2,526)

Net loss, pro forma	$(139,388)

Loss per share:
Basic and diluted:
As reported	$(0.78)
Pro forma	$(0.79)

Pro forma compensation expense under SFAS No. 123 does not include an upfront estimate of potential forfeitures, but rather recognizes them as they occur and amortizes the compensation expense for retirement eligible individuals over the vesting period without consideration to acceleration of vesting.

Stock Option Plans

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are generally exercisable pursuant to a two to five-year vesting schedule and the term of the options granted is no longer than ten years.

2007 Equity Incentive Plan.  On August 6, 2007, the shareholders approved the 2007 Equity Incentive Plan, (the “2007 Plan”) that provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those who will be eligible for awards include employees, directors and consultants who provide services to Amkor and its parent or subsidiaries. The effective date of this plan is January 1, 2008 and there are 17,000,000 shares of our common stock reserved for issuance under the 2007 Equity Incentive Plan.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

1998 Director Option Plan.  The Director Plan terminated in January 2008. The option grants under the Director Plan were automatic and non-discretionary. Each option granted to a non-employee director vests over a three-year period.

1998 Stock Plan.  The 1998 Stock Plan terminated in January 2008. The 1998 Stock Plan generally provided for grants to employees, directors and consultants of stock options and stock purchase rights. The options granted vest over a two to five year-period.

A summary of the stock option plans and the respective plan termination dates and shares available for grant as of December 31, 2007 is shown below.

			1998 Director
Stock Option Plans	2007 Equity Incentive Plan	2003 Inducement Plan	Option Plan	1998 Stock Plan

Contractual Life (yrs)	10	10	10	10
	Board of Directors	Board of Directors
Plan termination date	Discretion	Discretion	January 2008	January 2008
Shares available for grant at December 31, 2007	—	380,000	91,666	6,495,873

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

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,
	2007	2006	2005

Expected life (in years)	6.3	5.8	5.8
Risk-free interest rate	4.1%	4.6%	4.0%
Volatility	80%	78%	91%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$6.46	$4.82	$3.34

The intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $12.2 million, $1.5 million and $0.1 million, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of all option activity for the year ended December 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2006	15,334,089	$10.47
Granted	1,351,000	8.96
Exercised	(3,689,672)	10.04
Forfeited or expired	(1,088,183)	12.77

Outstanding at December 31, 2007	11,907,234	10.24	5.13	$8,076,162

Exercisable at December 31, 2007	9,293,858	10.99	4.09	$4,979,468

Fully vested and expected to vest at December 31, 2007	11,498,391	10.33	4.97	$7,638,074

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $9.6 million as of December 31, 2007, which is expected to be recognized over a weighted-average period of 2.65 years beginning January 1, 2008.

Employee Stock Purchase Plan (ESPP).  A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. For the year ended December 31, 2006 and 2005 we issued 999,981 and 992,952 shares, respectively, at an average fair value of $2.78 and $0.85, respectively.

We valued our ESPP purchase rights using the Black-Scholes option pricing model, which incorporated the assumptions noted in the table below. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Year Ended December 31,
	2006	2005

Expected life (in years)	0.5	0.5
Risk-free interest rate	4.8%	4.4%
Volatility	66%	64%
Dividend yield	—	—

For the year ended December 31, 2007, 2006 and 2005, cash received under all share-based payment arrangements was $37.1 million, $5.0 million and $2.8 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Income Taxes

Geographic sources of income (loss) before income taxes and minority interest are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$(4,728)	$(49,187)	$(116,175)
Foreign	239,565	231,681	(29,113)

Total income (loss) before income taxes and minority interest	$234,837	$182,494	$(145,288)

The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	For the Year Ended December 31,
	2007	2006	2005

Current
Federal	$(63)	$(406)	$(34,535)
State	—	—	—
Foreign	20,192	11,646	3,942

	20,129	11,240	(30,593)

Deferred
Federal	—	—	25,023
State	—	—	—
Foreign	(7,532)	(32)	19

	(7,532)	(32)	25,042

Total provision (benefit)	$12,597	$11,208	$(5,551)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision (benefit) is as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Expected federal tax at 35%	$82,176	$63,873	$(50,851)
State taxes, net of federal benefit	(1,007)	6,077	(4,368)
Foreign income taxed at different rates	(63,086)	(57,824)	46,308
Expiration of capital loss carryforward	51,227	—	—
Change in valuation allowance	(29,123)	(23,677)	74,952
Adjustments related to prior years	(20,689)	(2,066)	(68,972)
Income tax credits generated	(6,537)	(9,388)	(4,218)
Repatriation of foreign earnings and profits	—	33,203	—
Other permanent differences	(364)	1,010	1,598

Total	$12,597	$11,208	$(5,551)

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$159,915	$159,488
Capital loss carryforwards	57,232	108,523
Income tax credits	18,351	21,136
Investments	18,148	16,715
Property, plant and equipment	13,736	11,152
Accrued liabilities	29,336	6,970
Other	31,363	23,800

Total deferred tax assets	328,081	347,784
Valuation allowance	(291,042)	(328,083)

Total deferred tax assets net of valuation allowance	37,039	19,701

Deferred tax liabilities:
Property, plant and equipment	8,610	7,319
Other	7,451	4,827

Total deferred tax liabilities	16,061	12,146

Net deferred tax assets	$20,978	$7,555

In 2007, the valuation allowance on our deferred tax assets decreased by $37.0 million primarily as a result of a $51.2 million decrease associated with the expiration of U.S. capital loss carryforwards and a $17.8 million decrease associated with the use of all remaining net operating loss carryforwards and the release of the valuation allowance on all deferred tax assets at our largest subsidiary in Taiwan because of sustained profitability. In addition, deferred tax assets of $7.6 million and a related valuation allowance of the same amount were reduced in 2007 in connection with the adoption of FIN 48. These decreases in our valuation allowance in 2007 were partially offset by an increase of $32.9 million on deferred tax assets recorded in 2007 in certain foreign jurisdictions that we presently forecast will become tax deductions beyond our tax holiday periods. We provided a full valuation allowance on these deferred tax assets primarily because we do not have sufficient positive evidence that it is more likely than not we will realize these tax benefits.

In 2006, the valuation allowance on our deferred tax assets decreased by $23.9 million, primarily as a result of a $14.5 million benefit relating to utilization of U.S. net operating loss carryforwards and a $6.4 million benefit relating to utilization of Taiwanese net operating loss carryforwards. In 2006, the current earnings and profits of our wholly-owned subsidiary in the Philippines was considered a deemed dividend for U.S. tax purposes resulting in use of U.S. net operating loss carryforwards which had no incremental effect on our consolidated provision. During 2005, the valuation allowance on our deferred tax assets increased by $75.0 million, resulting from a charge to establish a valuation allowance against the increase in our U.S., Taiwanese, Singaporean and Philippine net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets.

At December 31, 2007, the valuation allowance includes amounts relating to the tax benefits of pre-acquisition net operating losses and credits. If these benefits are subsequently realized, they will be recorded to goodwill and non-current intangible assets in the amounts of $12.6 million and $2.5 million, respectively. At December 31, 2007, the valuation allowance includes amounts relating to tax benefits of the tax deduction associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

of $6.1 million. As a result of net operating loss carryforwards, we were not able to recognize the windfall tax benefits of stock option deductions in 2007 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced tax rates, and in some cases is exempt from taxes. In Korea, we have tax holidays resulting from our investment in the Kwangju, Seoul and Pupyong facilities. The Kwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. After the holidays expire we will be subject to the Korean statutory rate which is currently 27.5%. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays, we have committed to certain export, capital investment and employment levels. For 2005 through 2007, certain qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2011, while the remaining operations benefited from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. The tax holiday in China will commence on January 1, 2008. In October 2006, we were granted a ten year pioneer incentive award by the Singapore Economic Development Board. Singapore operations will benefit from a 100% tax holiday for up to ten years, beginning on January 1, 2007. We were granted a five year tax holiday on certain product lines in Taiwan beginning January 1, 2007. As a result of the net operating losses incurred by our foreign subsidiaries subject to tax holidays, we did not realize any benefits relating to such tax holidays in 2007, 2006 or 2005 in China, Korea and Singapore. In 2006, our Philippines operations recognized $2.1 million in tax benefits as a result of the tax holiday on certain qualifying operations. In 2007, our Philippines operations recognized $0.4 million in tax benefits and our Taiwan operations recognized $0.6 million in tax benefits as a result of the tax holiday on certain qualifying operations.

At December 31, 2007, we have U.S. and state net operating losses available to be carried forward totaling $364.3 million and $267.9 million, respectively, expiring in varying amounts through 2027. Additionally, as of December 31, 2007, our Philippines operations had $19.0 million of net operating losses available for carryforward. If these foreign net operating losses are not utilized, they will expire in varying amounts through 2010. The deferred tax asset associated with the Philippine losses has been reserved with a valuation allowance. Our subsidiary, Unitive Semiconductor Taiwan (“UST”), has $28.5 million of net operating losses available for carryforward which, if not utilized, will expire in varying amounts through 2012. The deferred tax asset associated with the UST losses has been reserved with a valuation allowance. Net operating losses generated in Singapore through 2006 are not available for carryforward to future periods in connection with the pioneer incentive award granted in October 2006. We also have U.S. capital loss carryforwards of $143.1 million which will expire in varying amounts in 2008 and 2009. U.S. capital loss carryforwards of $128.1 million expired as of December 31, 2007. The deferred tax assets associated with our U.S. and state net operating losses and capital losses available for carryforward have been fully reserved with a valuation allowance at December 31, 2007 and 2006. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2007, we have various tax credits available to be carried forward including U.S foreign income tax credits totaling $7.0 million, expiring in 2016, Korean income tax credits totaling $7.9 million expiring in varying amounts through 2012, Taiwanese income tax credits in UST totaling $5.8 million expiring in varying amounts through 2011, and Taiwanese income tax credits in Amkor Technology Taiwan (“ATT”) totaling $2.5 million, expiring in varying amounts through 2011. The deferred tax assets associated with the U.S. foreign income tax credits, the Korean income tax credits, and the Taiwanese income tax credits in UST have been reserved with a valuation allowance.

Income taxes have not been provided on the undistributed earnings of our foreign subsidiaries (approximately $259.0 million at December 31, 2007) over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $46.4 million. There would be no U.S. federal income tax since our U.S. net operating losses exceed the amount of undistributed foreign earnings.

At December 31, 2007 and 2006, current deferred tax assets of $7.7 million and $4.2 million, respectively, are included in other current assets and non-current deferred tax assets of $16.1 million and $3.4 million, respectively, are included in other assets in the Consolidated Balance Sheet. In addition, at December 31, 2007 and 2006, current deferred tax liabilities of $1.2 million and $0.0 million, respectively, are included in other current liabilities and non-current deferred tax liabilities of $1.6 million and $0.1 million, respectively, are included in other non-current liabilities in the Consolidated Balance Sheet.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. For our larger foreign operations, our tax returns have been examined through 2001 in the Philippines, through 2002 in China, through 2003 in Taiwan, through 2006 in Japan and have not been examined in Korea since incorporation in 1999 due to our tax holiday status. We remain subject to examination for years after 2005 in Japan, for years after 2003 in the U.S. (Federal), the Philippines, Taiwan and Singapore, for years after 2002 in China and for years after 2001 in Korea. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

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

We adopted the provisions of FIN 48 on January 1, 2007. We recognized no cumulative effect of the adoption of FIN 48 to the opening balance of retained earnings as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits upon adoption of FIN 48 was $11.8 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at January 1, 2007	$11,809
Additions based on tax positions related to the current year	5,846
Additions for tax positions of prior years	339
Reductions for tax positions of prior years	(19)
Settlements	(312)

Balance at December 31, 2007	$17,663

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Our unrecognized tax benefits include amounts that, if recognized, would increase deferred tax assets subject to a valuation allowance. Accordingly, these uncertain tax benefits, if recognized, would not affect the effective tax rate. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.9 million as of December 31, 2007.

The FIN 48 liability is $7.7 million as of December 31, 2007 and is reported as a component of other non-current liabilities. This liability does not generally represent future cash payments because of the interaction with other tax attributes available such as net operating loss or tax credit carryforwards. The unrecognized tax benefits in the table above includes the reduction of deferred tax assets, which are not included in the FIN 48 liability.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $1.5 million.

We have recognized $0.2 million of interest and penalties in the Consolidated Statement of Operations for the year ended December 31, 2007 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in other non-current liabilities in connection with our unrecognized tax benefits is $0.3 million as of December 31, 2007.

Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any taxes, or related interest and penalties, over the amounts accrued, will not have a material effect on our financial condition, results of operations or cash flows, nor do we expect that examinations to be completed in the near term would have a material favorable impact. However, tax return examinations involve uncertainties and there can be no assurances that the outcome of examinations will be favorable.

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for the year ended December 31, 2005 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income (loss) — basic	$219,864	$170,084	$(137,235)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	5,357	2,823	—
Interest on 6.25% convertible notes due 2013, net of tax	6,310	6,477	—

Net income (loss) — diluted	$231,531	$179,384	$(137,235)

Weighted average shares outstanding — basic	180,597	177,682	176,385
Effect of dilutive securities:
Stock options	1,796	674	—
2.5% convertible notes due 2011	13,023	7,849	—
6.25% convertible notes due 2013	13,351	13,351	—

Weighted average shares outstanding — diluted	208,767	199,556	176,385

EPS:
Basic	$1.22	$0.96	$(0.78)
Diluted	$1.11	$0.90	$(0.78)

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended
	December 31,
	2007	2006	2005
	(In thousands)

Stock options	5,092	13,275	16,370
5.0% convertible notes due 2007	504	2,517	2,554
5.75% convertible notes due 2006	—	1,571	6,419
6.25% convertible notes due 2013	—	—	1,134

Total potentially dilutive shares	5,596	17,363	26,477

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	5,092	13,275	16,283

5.	Accounts Receivable, Trade

Accounts receivable, trade consists of the following:

	December 31,
	2007	2006
	(In thousands)

Accounts receivable	$399,032	$392,370
Allowance for sales credits	(4,863)	(9,247)
Allowance for doubtful accounts	(676)	(2,235)

Total accounts receivable trade, net of allowances	$393,493	$380,888

6.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)

Raw materials and purchased components	$109,283	$126,492
Work-in-process	39,731	37,686

Total inventories	$149,014	$164,178

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)

Land	$110,568	$110,730
Land use rights in China	19,945	19,945
Buildings and improvements	800,507	790,847
Machinery and equipment	2,221,954	2,057,939
Furniture, fixtures and other equipment	162,306	141,621
Construction in progress	20,441	8,617

	3,335,721	3,129,699
Less — Accumulated depreciation and amortization	(1,880,610)	(1,686,096)

Total property, plant and equipment, net	$1,455,111	$1,443,603

The following table reconciles our activity related to property, plant and equipment payments as presented on the statement of cash flows to property, plant and equipment additions reflected on the balance sheet:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Purchases of property, plant and equipment	$236,240	$315,873	$295,943
Net change in related accounts payable and deposits	57,636	(16,850)	(1,164)

Property, plant and equipment additions	$293,876	$299,023	$294,779

8.	Goodwill and Other Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2005	$653,717
Goodwill acquired	17,911
Translation adjustments	272

Balance as of December 31, 2006	$671,900
Goodwill acquired	782
Translation adjustments	703

Balance as of December 31, 2007	$673,385

In January 2006, we acquired an additional 39.6% of UST for $18.4 million which brings our combined ownership of UST to 99.6%. The majority of the purchase price was allocated to goodwill resulting in $17.9 million of goodwill acquired in 2006. In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to an earn-out provision in connection with our investment in UST.

During the second quarters of 2007 and 2006, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed our annual impairment test on goodwill and concluded that goodwill was not impaired.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangibles as of December 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$75,532	$(59,049)	$16,483
Customer relationship and supply agreements	8,858	(5,020)	3,838

Total intangibles	$84,390	$(64,069)	$20,321

Intangibles as of December 31, 2006 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$74,468	$(50,167)	$24,301
Customer relationship and supply agreements	8,858	(3,465)	5,393

Total intangibles	$83,326	$(53,632)	$29,694

Amortization of identifiable intangible assets was $10.4 million, $9.6 million and $9.5 million in 2007, 2006 and 2005, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2007, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2008	$9,504
2009	4,747
2010	2,818
2011	1,011
2012	795
Thereafter	1,446

Total amortization	$20,321

9.	Investments

Investments include marketable securities and equity investments as follows:

	December 31,
	2007	2006
	(In thousands)

Marketable securities classified as available for sale:
Dongbu HiTek Co., Ltd. (ownership of less than 1% at December 31, 2007 and 2006)	$3,019	$6,643
Other marketable securities classified as available for sale	—	31

Total marketable securities	3,019	6,674
Equity investments	—	1

Total investments	$3,019	$6,675

We recognized impairment charges included in other (income) expense, net of $2.7 million, $3.2 million and $3.7 million related to our Dongbu Hitek investment in 2007, 2006 and 2005, respectively. For all years, these impairment charges were recognized as we believed the related decline in value, determined by quoted prices in active markets, was other than temporary.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)

Payroll and benefits	$68,431	$63,222
Customer advances and deferred revenue	31,189	17,533
Accrued interest	21,138	22,721
Income taxes payable	9,933	5,382
Other accrued expenses	34,580	36,643

Total accrued expenses	$165,271	$145,501

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2007	2006
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Second lien term loan, LIBOR plus 4.5%, due October 2010	—	300,000
Senior notes
9.25% Senior notes due February 2008	88,206	88,206
7.125% Senior notes due March 2011	249,112	248,877
7.75% Senior notes due May 2013	422,000	425,000
9.25% Senior notes due June 2016	390,000	400,000
Senior subordinated notes
10.5% Senior subordinated notes due May 2009	—	21,882
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes:
5.0% Convertible subordinated notes due March 2007, convertible at $57.34 per share	—	142,422
6.25% Convertible subordinated notes due December 2013, convertible at $7.49 per share, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Term loan, Woori Bank base rate plus 0.5% due April 2014	278,564	—
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	5,380	8,411
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	33,938	45,024
Secured equipment and property financing	6,859	12,626
Revolving credit facilities	—	22,571
Other debt	—	296

	1,764,059	2,005,315
Less: Short-term borrowings and current portion of long-term debt	(152,489)	(185,414)

Long-term debt (including related party)	$1,611,570	$1,819,901

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based interest rate at December 31, 2007 was 6.20%; however, no borrowings were outstanding on this credit facility. As of December 31, 2007, we had utilized $0.2 million of the available letter of credit sub-limit and had $99.8 million available under this facility. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

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

Senior and Senior Subordinated Notes

In February 2001, we issued $500.0 million of 9.25% Senior Notes due February 2008 (the “2008 Notes”). As of December 31, 2005, we had purchased $29.5 million of these notes. In January 2006, we purchased an additional $30.0 million of these notes and recorded a gain on extinguishment of $0.7 million which is included in debt retirement costs, net, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. In April 2006, we announced a tender offer for the 2008 Notes. We used the net proceeds from the 2016 Notes (described below) to purchase $352.3 million in notes tendered. We recorded a $20.2 million loss on extinguishment related to premiums paid for the purchase of the 2008 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net in the Consolidated Statements of Operations. On February 15, 2008, we repaid the remaining balance of $88.2 million at the maturity date with cash on hand.

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium.

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes are not redeemable at our option until May 2008 whereupon the notes become redeemable at specified prices. In November 2007, we repurchased in an open market transaction $3.0 million of these notes with cash on hand. We recorded a gain on extinguishment of $0.2 million which is included in debt retirement costs, net, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of less than $0.1 million.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the 2016 Notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 2008 Notes and to pay respective accrued interest and tender premiums. In November 2007, we repurchased in an open market transaction $10.0 million of these notes with cash on hand. We recorded a gain on extinguishment of less than $0.1 million which is included in debt retirement costs, net, which was more than offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the May 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. Both charges are included in debt retirement costs, net. In June 2007, we redeemed the remaining $21.9 million of the 2009 Notes outstanding with cash on hand and the indenture has been terminated. We recorded a charge of $0.2 million to write-off the unamortized deferred debt issuance costs in June 2007.

The senior notes contain a number of affirmative and negative covenants, which could restrict our operations.

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due May 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time, prior to the maturity date, into our common stock at a price of $14.59 per share, subject to adjustment. The May 2011 Notes are subordinate to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums. The senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

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

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Chairman and Chief Executive Officer, and certain Kim family members. The December 2013 Notes are presented as long-term debt, related party on the Consolidated Balance Sheets. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at an initial price of $7.49 per share (the market price of our common stock on the date of issuance of the December 2013 Notes was $6.20 per share), subject to adjustment. The December 2013 Notes are subordinate to the prior payment in full of all of our senior and senior subordinated debt. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of the 2006 Notes described above. The December 2013 Notes are not redeemable at our option until December 2010.

Debt of Subsidiaries

Secured Term Loans

In April 2007, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300.0 million, 7-year secured term loan (“Term Loan”) with Woori Bank in Korea. The Term Loan is guaranteed on an unsecured

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

basis by Amkor Technology, Inc (“Amkor”). The Term Loan is secured by substantially all the land, factories and equipment located at our ATK facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (6.58% as of December 31, 2007) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance Amkor’s existing $300.0 million second lien term loan, due October 2010 (see above). We incurred $3.4 million in debt issuance costs in connection with the Woori loan, which amount was funded from cash on hand.

In June 2005, Unitive Semiconductor Taiwan, a Taiwanese subsidiary, entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrues interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.79% and 4.23% as of December 31, 2007 and December 31, 2006, respectively). Interest payments are due monthly and principal payments are due quarterly. The proceeds of the UST Note were used to satisfy notes previously held by Unitive Semiconductor Taiwan. Amkor has guaranteed the repayment of this loan. The agreement governing the UST Note includes a number of affirmative and negative covenants which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In November 2005, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary, entered into a NT$1.8 billion (approximately $53.5 million) syndication loan due November 2010 (the “Syndication Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2% (4.11% and 3.22% as of December 31, 2007 and December 31, 2006, respectively). Interest payments are due quarterly and principal payments are due semi-annually. Amkor has guaranteed the repayment of this loan. The agreement governing the Syndication Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. Our credit facility in Japan provides for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrues interest at 3.59% on all outstanding balances and has maturities at various times between 2006 and 2008. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrues interest at 4.86% and is due December 2008. The loan, guaranteed by Amkor is secured by a monetary security deposit and certain equipment in our Singapore facility. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2007 and December 31, 2006, was 6.73% and 6.14%, respectively. These equipment and property financings contain affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations under these financings, the lenders could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving Credit Facilities

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $21.2 million) that matures in September 2008. The line of credit accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at December 31, 2007 ranged from 1.27% to 1.34%, and December 31, 2006 ranged from 0.97% to 1.04%. There were no amounts drawn on the line of credit as of December 31, 2007. There was $7.6 million drawn on the line of credit as of December 31, 2006.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $2.5 million), maturing in June 2008, that accrues interest at TIBOR plus 0.5%. The interest rate at

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2007 and at December 31, 2006 was 1.25% and 0.92%, respectively. There were no amounts outstanding as of December 31, 2007 and December 31, 2006.

In March 2007, our Philippine subsidiary renewed and increased a revolving line of credit from 795.0 million Philippine Peso (approximately $15.5 million) to 895.0 million Philippine peso (approximately $18.5 million), which expired December 31, 2007 and is not expected to be renewed. There were no amounts drawn on the line of credit in 2007 or outstanding at December 31, 2007 and December 31, 2006.

In January 2006, Amkor Assembly & Test (Shanghai) Co. Ltd., a Chinese subsidiary (“AATS”), entered into a $15.0 million working capital facility which accrued interest at LIBOR plus 1.25%, and was paid off at maturity in January 2007 with cash on hand. The borrowings outstanding as of December 31, 2006 were $15.0 million. At December 31, 2006, the interest rate ranged from 6.62% to 6.81% based on the dates of borrowing.

Unitive Semiconductor Taiwan had a revolving line of credit with a Taiwan bank for NT$60.0 million (approximately $1.9 million) that matured in June 2007. We renewed this facility for NT$20.0 million (approximately $0.6 million) in August 2007. The line of credit matures in June 2008 and accrues interest at a variable interest rate. The negotiated interest rate at December 31, 2007 and December 31, 2006 was 4.45% and 3.60%, respectively. There were no amounts drawn on the line of credit as of December 31, 2007 and December 31, 2006.

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

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Operations. Interest income for the year ended December 31, 2007, December 31, 2006 and December 31, 2005 was $9.8 million, $6.9 million and $5.3 million, respectively.

Compliance with Debt Covenants

Our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. We were in compliance with all of our covenants as of December 31, 2007, 2006 and 2005.

Maturities

Total Debt
(In thousands)

Payments Due for the year ending December 31,
2008	$152,489
2009	54,774
2010	54,816
2011	482,660
2012	43,036
Thereafter	976,284

Total debt	$1,764,059

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum on an annual basis. The expense for this plan was $1.9 million, $1.9 million and $2.2 million in 2007, 2006 and 2005, respectively.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $1.4 million, $1.6 million and $0.9 million in 2007, 2006 and 2005, respectively.

Korean Severance Plans

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date.

Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities. During 2006, we announced an early voluntary retirement program. All charges related to this program were paid as of December 31, 2006. See Note 19 for further discussion. The changes to our Korean severance accrual are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Balance at the beginning of year	$143,822	$117,911	$93,500
Provision of severance benefits	40,972	29,393	26,824
Severance payments	(10,605)	(14,474)	(5,314)
(Gain) loss on foreign currency	(1,864)	10,992	2,901

	172,325	143,822	117,911
Payments remaining with the Korean National Pension Fund	(1,401)	(1,500)	(1,488)

Balance at the end of year	$170,924	$142,322	$116,423

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

We adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of our defined benefit postretirement plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit postretirement plans resulted in a decrease in other assets and total assets of $0.3 million; an increase in pension and severance obligations of $12.0 million; a decrease in other non-current liabilities of $0.4 million; an increase in total liabilities of $11.5 million; a decrease in stockholders’ equity of $11.8 million which was net of a tax benefit of $0.8 million; and a decrease in total liabilities and stockholders’ equity of $0.3 million.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2007 and 2006.

	December 31,
	2007	2006
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$56,248	$34,441
Service cost	6,360	4,364
Interest cost	3,670	2,805
Benefits paid	(990)	(1,719)
Actuarial losses	726	14,259
Foreign exchange loss	10,170	2,098

Projected benefit obligation at end of year	76,184	56,248

Change in plan assets:
Fair value of plan assets at beginning of year	29,071	22,193
Actual return (loss) on plan assets	(996)	2,797
Employer contributions	7,380	4,498
Benefits paid	(990)	(1,719)
Foreign exchange gain	5,288	1,302

Fair value of plan assets at end of year	39,753	29,071

Funded status of the Plans at end of year	$(36,431)	$(27,177)

	December 31,
	2007	2006
	(In thousands)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$1,000	$256
Accrued benefit liability (included in pension and severance obligations)	(37,431)	(27,433)

Net amount recognized at year end	$(36,431)	$(27,177)

The accumulated benefit obligation as of December 31, 2007 and 2006 was $38.9 million and $25.4 million, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive loss related to our Plans:

	Unrecognized
	Initial Net	Unrecognized	Unrecognized
	Obligation	Prior Service Cost	Actuarial Net Loss	Total
	(In thousands)

Balance at December 31, 2006, net of tax ($0.8 million)	$(293)	$(763)	$(10,779)	$(11,835)

Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	78	61	425	564
Net loss arising during period, net of tax ($0.2 million)	—	—	(3,700)	(3,700)

Pension liability adjustments included in other comprehensive income, net of tax ($0.2 million)	78	61	(3,275)	(3,136)

Balance at December 31, 2007, net of tax ($1.0 million)	$(215)	$(702)	$(14,054)	$(14,971)

Amortization estimated to be included in 2008 net periodic pension cost	$75	$69	$731	$875

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$71,767	$51,505	$34,441
Aggregate fair value of plan assets	34,335	24,072	22,193
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	6,782	4,945	3,630
Aggregate fair value of plan assets	250	325	275

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net periodic pension costs for each of the three years ended December 31, 2007.

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$6,360	$4,364	$5,182
Interest cost	3,670	2,805	2,146
Expected return on plan assets	(1,893)	(1,597)	(1,289)
Amortization of transitional obligation	78	71	73
Amortization of prior service cost	61	69	71
Recognized actuarial loss	467	—	52

Net periodic pension cost	8,743	5,712	6,235
Curtailments	—	—	216

Total pension expense	$8,743	$5,712	$6,451

	For the Year Ended December 31,
	2007	2006	2005

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.1%	8.1%	6.3%
Discount rate for determining benefit obligations at year end	6.2%	6.1%	8.1%
Rate of compensation increase for determining net periodic pension cost	7.0%	6.5%	6.2%
Rate of compensation increase for determining benefit obligations at year end	7.1%	7.0%	6.5%
Expected rate of return on plan assets for determining net periodic pension cost	6.0%	6.0%	6.4%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 40% international equities (primarily U.S. and Europe) and 0% to 10% international fixed-income securities. The remainder of the portfolio will contain other investments such as short-term investments. At December 31, 2007, 2006 and 2005, Philippine plan assets included $0.9 million and $0.9 million and $0.6 million, respectively, of Amkor common stock.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The weighted average asset allocations for the Plans, by asset category, are as follows:

	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents	20.0%	13.4%
Equity securities	53.4%	29.1%
Debt securities	23.1%	55.7%
Other	3.5%	1.8%

	100.0%	100.0%

We contributed $7.4 million, $4.5 million and $4.6 million to the Plans during 2007, 2006 and 2005, respectively, and we expect to contribute $7.8 million during 2008. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2008	$3,197
2009	3,617
2010	4,582
2011	4,215
2012	5,414
2013 to 2017	35,437

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)

Customer advances and deferred revenue	$20,395	$24,397
Other non-current liabilities	13,540	5,611

Total other non-current liabilities	$33,935	$30,008

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

14.	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose us to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed and full performance is anticipated.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The methods and assumptions used to estimate the fair value of other significant classes of financial instruments is set forth below:

Cash and Cash Equivalents.  Our cash and cash equivalents are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts. Cash and cash equivalents are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. The carrying amount of these financial instruments is a reasonable estimate of fair value.

Available for sale investments.  Available for sale investments are recorded at market value. The fair value of these financial instruments is estimated based on market quotes in active markets.

Long-term debt.  The carrying amount of our total long-term debt as of December 31, 2007 and 2006 was $1,764.1 million and $2,005.3 million, respectively. The fair value of our total long-term debt as of December 31, 2007 and 2006, based on available market quotes, was estimated to be $1,746.5 million and $2,000.6 million, respectively.

15.	Commitments and Contingencies

As of December 31, 2007, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows. Our evaluation of the potential impact of these claims and legal proceedings on our financial position, results of operations or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a license agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement pertains to certain patents and know-how relating to semiconductor packaging. In its Request, Tessera alleges breach of contract and asserts that Amkor owes Tessera royalties under the Agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005 and claimed additional royalties for all accused semiconductor packages that Amkor has assembled thereafter. Since its initial Request, Tessera has asserted royalty claims against additional package types assembled by us and updated their claims to reflect post 2005 packages. As a result, the aggregate royalty amounts alleged by Tessera to date, excluding interest, are substantially higher than $115 million. Tessera has identified a total of six United States patents (U.S. Patent Nos. 5,679,977, 5,852,326, 5,861,666, 6,133,627, 6,433,419 and 6,465,893), and unspecified

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

know-how as the basis for its claim that royalties are owed under the Agreement. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted, among other defenses, that we are not using any of the licensed Tessera patents or know-how. The arbitration is currently set for a hearing to begin on March 31, 2008.

On April 17, 2007, Tessera sent us a notice of termination of the Agreement. We responded on April 20, 2007, denying that Tessera has the right to terminate the Agreement. The Arbitration Panel has denied Tessera’s pre-hearing motion to terminate the Agreement and deferred that issue until the hearing. Also on April 17, 2007, Tessera instituted an action in Federal District Court for the Eastern District of Texas against certain of Amkor’s customers, and on May 15, 2007, at Tessera’s request, the United States International Trade Commission (“ITC”) instituted an investigation of certain Amkor customers. Both the ITC investigation and the Texas action allege infringement of two of the same patents asserted by Tessera in this arbitration, and Tessera may seek to include in those actions some of the same products packaged by Amkor that are at issue in this arbitration. The Arbitration Panel has denied our pre-hearing motion to enjoin Tessera insofar as it is pursuing Amkor-assembled packages in the ITC investigation and deferred that issue until the hearing, but stated that it will decide all of the issues related to any dispute between Tessera and us that arises out of the Agreement, including whether the packages prepared by us for our customers utilize Tessera patents. Although Amkor has not been named as a respondent in the ITC investigation or a defendant in the Texas action, Amkor has received notification from certain customers of requests for indemnification in connection with Tessera’s claims in those actions. Amkor has not accepted such requests for indemnification.

Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, it is not possible to predict the outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities in the form of a one-time payment, ongoing royalty obligations, or both, and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. In August 2006 and again in November 2006, the plaintiffs amended the complaint. The plaintiffs added additional officer, director and former director defendants and alleged improprieties in certain option grants. The amended complaint further alleges that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed a notice of appeal from the dismissal in the U.S. Circuit Court of Appeals for the Ninth Circuit. Although we believe that we have meritorious defenses in this matter and will continue to seek a judgment in our favor, it is not possible to predict the outcome of this litigation. An adverse decision in this matter could result in material liabilities and could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

Shareholder Derivative Lawsuits

On February 23, 2006, a purported shareholder derivative lawsuit entitled Scimeca v. Kim, et al. was filed in the U.S. District Court for the District of Arizona against certain of Amkor’s current and former officers and directors.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On March 2, 2006, a purported shareholder derivative lawsuit entitled Khan v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment, and is based on allegations similar to those made in the previously filed federal shareholder derivative action. This action was stayed pending resolution of the federal derivative suit referenced above, and in August 2007 was dismissed by the court without prejudice.

On or about October 10, 2006, a purported shareholder derivative lawsuit entitled Feldgus v. Kim, et al. was filed in the Superior Court of the State of Arizona against certain of Amkor’s current and former officers and directors. Amkor is named as a nominal defendant. The complaint includes claims for breach of fiduciary duty and unjust enrichment and contains allegations relating to option grants similar to those made in the previously filed federal shareholder derivative action referred to above. This action was stayed pending resolution of the federal derivative suit referenced above, and in December 2007 was dismissed by the court without prejudice.

The derivative complaints sought monetary damages, an order directing us to take all necessary actions to improve corporate governance as may be necessary, equitable and/or injunctive relief as permitted by law, disgorgement, restitution, costs, fees, expenses and such other relief as the Court would deem just and proper. We do not know whether the plaintiffs will take further action in any of these cases.

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in our securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. Amkor has cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it. In October 2007, our former general counsel, whose employment with us terminated in March of 2005, was convicted of violating the securities laws for trading in Amkor securities on the basis of material non-public information. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations that were charged in the criminal case.

As previously disclosed, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and requested that we provide documentation related to these matters. We provided the requested documentation and intend to continue to cooperate with the SEC. Amkor cannot predict the outcome of the investigation.

Amkor Technology, Inc. v. Motorola, Inc.

In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) in the Superior Court of Delaware seeking declaratory judgment relating to a controversy between us and Motorola concerning: (i) the assignment by

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “’133 and ’278 Patents”) which patents relate to ball grid array packages; and (ii) our obligation to make certain payments pursuant to an immunity agreement (the “Immunity Agreement”) dated June 30, 1993 between us and Motorola.

We and Motorola resolved the controversy with respect to all issues relating to the Immunity Agreement, and all claims and counterclaims filed by the parties in the case relating to the Immunity Agreement were dismissed or otherwise disposed of without further litigation. The claims relating to the License Agreement and the ’133 and ’278 Patents remain pending.

We and Motorola both filed motions for summary judgment on the remaining claims, and on October 6, 2003, the Superior Court of Delaware granted our motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware and in May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006 and in November 2007, the court ruled that the assignment by Citizen to Amkor was effective and that Amkor successfully acquired Citizen’s rights in the License Agreement and ’133 and ’278 patents. In December 2007, Motorola appealed the court’s ruling to the Supreme Court of Delaware.

Although we believe that we have meritorious claims in this matter and will continue to seek final judgment in our favor, as of the date of this Annual Report, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows.

Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”), a predecessor to Dongbu Hitek Co., Ltd., and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into mobile phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective.

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $74.2 million based on the spot exchange rate at December 31, 2007.) We denied all liability associated with this claim. On March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

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

We previously entered into agreements with ASI whereby ASI agreed to indemnify us against all costs, liabilities, damages, expenses and judgments resulting from or arising out of the claims of AME, ABS and ABS’ insurer in the above matters. In January 2007, Dongbu Electronics (now known as Dongbu Hitek) (“Dongbu”), successor in interest to ASI, acknowledged that it is the indemnifying party with respect to claims against us in the now-ended French proceeding described above, and in this Arbitration matter, although Dongbu has subsequently questioned the scope of their indemnity obligation. We continue to believe that Dongbu is legally obligated to indemnify us for these claims and we are prepared to seek enforcement of their indemnification obligations. Although we believe that indemnification is available and that we have meritorious defenses to the underlying

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

claims, it is not possible to predict the outcome of this matter. If indemnification is not available to us, an adverse decision in this matter could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

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

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2008	$9,113
2009	8,377
2010	7,975
2011	6,945
2012	5,530
Thereafter	21,582

Total (net of minimum sublease income of $0.2 million)	$59,522

Rent expense amounted to $19.4 million, $16.7 million and $17.1 million for 2007, 2006 and 2005, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim our Chairman and Chief Executive Officer, owns approximately 17.7% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms length and on terms consistent with our non-related party vendors. During 2007, 2006 and 2005, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $18.7 million, $16.7 million and $11.8 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2007 and 2006, were $1.9 million and $1.3 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 96.1% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2007, 2006 and 2005, purchases from Jesung C&M were $6.2 million, $6.5 million and $6.5 million, respectively. Amounts due to Jesung C&M at December 31, 2007 and 2006 were $0.5 million.

Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.11% of Anam Information Technology, Inc., a company that provided computer hardware and software components to ATK. Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim Family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue using Anam Information Technology as a vendor. The services provided by Anam Information Technology were subject to competitive bid. During 2007, there were no purchases from Anam Information Technology. Purchases from Anam Information Technology during 2006 and 2005 were $0.3 million and $1.8 million, respectively. There were no amounts due to Anam Information Technology at December 31, 2007 and 2006.

17.	Business Segments, Customer Concentrations and Geographic Information

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, we have determined we had two reportable segments, packaging and test. Packaging and test are integral parts of the process of manufacturing semiconductor devices and our customers will engage with us for both packaging and test services, or just packaging or test services. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, fabricated semiconductor wafers are separated into individual chips. These chips are typically attached through wire bond or wafer bump technologies to a substrate or leadframe and then encased in a protective material. In the case of an advanced wafer level package, the package is assembled on the surface of a wafer. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column reflects other corporate

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

adjustments to net sales and gross profit and the property plant and equipment of our sales and corporate offices.

	Packaging	Test	Other	Total
		(In thousands)

Year Ended December 31, 2007
Net sales	$2,430,387	$309,633	$(575)	$2,739,445
Gross profit	577,841	103,411	621	681,873
Year Ended December 31, 2006
Net sales	$2,449,461	$279,921	$(822)	$2,728,560
Gross profit	586,381	89,531	(952)	674,960
Year Ended December 31, 2005
Net sales	$1,902,193	$198,074	$(318)	$2,099,949
Gross profit	320,582	35,426	(237)	355,771
Gross Property, Plant and Equipment
December 31, 2007	$2,573,142	$643,298	$119,281	$3,335,721
December 31, 2006	$2,421,171	$596,079	$112,449	$3,129,699

The following table presents net sales by country based on the location of our customer:

	Net Sales
	2007	2006	2005
		(In thousands)

China (including Hong Kong)	$147,156	$138,255	$96,516
Japan	267,648	262,066	275,492
Korea	145,999	149,401	160,061
Singapore	650,037	573,072	308,457
Taiwan	206,149	207,962	173,999
Other foreign countries	363,008	404,925	367,345

Total foreign countries	1,779,997	1,735,681	1,381,870
United States	959,448	992,879	718,079

Total net sales	$2,739,445	$2,728,560	$2,099,949

No customer exceeded 10% of consolidated net sales in 2007, 2006 or 2005.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, Net
	2007	2006	2005
		(In thousands)

China	$211,315	$201,223	$174,055
Japan	18,462	23,302	27,586
Korea	576,666	559,083	576,383
Philippines	262,915	271,903	299,406
Singapore	105,804	107,267	59,246
Taiwan	217,230	227,019	222,528
Other foreign countries	156	166	242

Total foreign countries	1,392,548	1,389,963	1,359,446
United States	62,563	53,640	60,026

Total property, plant and equipment, net	$1,455,111	$1,443,603	$1,419,472

18.	Acquisitions

Acquisitions of Unitive, Inc. and Unitive Semiconductor Taiwan Corporation

In 2004, we acquired 100% of the capital stock of Unitive, based in North Carolina and approximately 60% of the capital stock of UST, a Taiwan-based venture owned by Unitive and various Taiwanese investors. In January 2006, we exercised an option to acquire an additional 39.6% of UST for $18.4 million in cash consideration, which brings our combined ownership of UST to 99.6%. Unitive and UST are providers of wafer level technologies and services for flip chip and wafer level packaging applications.

Both original transactions provided provisions for contingent, performance-based earn-outs which could increase the value of the transactions. With respect to Unitive, the earn-out lapsed with no additional consideration being paid to the former owners. With respect to UST, the earn-out was based on the performance of that subsidiary for the twelve month period ended January 31, 2007. In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to the UST earn-out provision. As of December 31, 2007 and 2006, we reflect as a minority interest the 0.14% of UST which we do not own in our Consolidated Financial Statements.

19.	Restructuring and Reduction in Force

During the second quarter of 2007, we commenced a phased transition of wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan as part of our ongoing efforts to help our customers shorten time-to-market and get closer to the upstream production sources. The North Carolina facility will primarily focus on research and development activities after the transition is complete. We expect to complete the transition of production to Taiwan by the second quarter of 2008. In April 2007, the specific details surrounding the related reduction in force were communicated to the impacted employees at our North Carolina facility. The costs associated with this activity are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended). We recorded charges for termination benefits during 2007 of $0.9 million which were primarily included in cost of sales. The amount recorded in accrued expenses for termination benefits was $0.5 million as of December 31, 2007. We currently anticipate that an additional $0.1 million related to termination benefits will be charged primarily to cost of sales over the remaining employment service period through the second quarter of 2008. We anticipate total termination benefits of $1.0 million will be paid through the second quarter of 2008.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

We contract excess manufacturing labor force at one of our Japanese subsidiaries to one of our customers for which we incur charges for wage and benefit costs in excess of the reimbursement from the customer. During 2007, 2006 and 2005, we recorded charges for costs in excess of the reimbursement from the customer of $2.3 million, $0.7 million and $3.8 million, respectively, which is primarily included in cost of sales. Amounts due from our customer at December 31, 2007 and 2006 were $0.4 million and $0.3 million, respectively.

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

During the third and fourth quarter of 2005, we charged $4.0 million to selling, general and administrative expenses associated with a reduction in force at our Chandler, Arizona corporate headquarters. All of these charges were paid as of December 31, 2006.

20.	Sale of Specialty Test Operations

In October 2005, we divested a specialty test operation based in Wichita, Kansas, which did not meet the definition of a discontinued operation. The selling price was $8.2 million, which included a $6.9 million cash payment at closing and a 5.0% note in the amount of $1.3 million due October 2011. A 15% discount of $0.4 million was recorded on the note at the time of sale which equates to an effective interest rate of 14.5%. We recognized a pre-tax gain of approximately $4.4 million in connection with this sale. During the third quarter of 2007, we recognized an additional gain of $1.7 million as a result of the receipt of payment on an earn-out provision provided in the asset purchase agreement.

At December 31, 2007 and 2006, the $1.3 million note receivable, reduced by the unamortized discount of $0.3 million, is included in other assets.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning of	to		(a)	Balance at
	Period	Expense	Write-offs	Other	End of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2005	$5,074	96	(223)	—	$4,947
Year ended December 31, 2006	$4,947	(2,584)	(128)	—	$2,235
Year ended December 31, 2007	$2,235	(1,239)	(320)		$676
Deferred tax asset valuation reserve:
Year ended December 31, 2005	$276,999	74,950	—	3	$351,952
Year ended December 31, 2006	$351,952	(18,437)	(5,240)	(192)	$328,083
Year ended December 31, 2007	$328,083	25,408	(54,532)	(7,917)	$291,042

(a)	Column represents adjustments to the deferred tax asset valuation allowance as a result of business acquisitions. In addition, this column represents the sale of available for sale securities and stock option transactions in which the valuation allowance is adjusted directly through stockholders’ equity. For the year ended December 31, 2007, this column also includes a $7.6 million reduction in the valuation allowance associated with the adoption of FIN 48.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, we implemented several significant modules of SAP which is our new enterprise resource planning (“ERP”) system at our largest subsidiary. This completed another phase of a multi-year program to implement a fully integrated suite of SAP application software on a company-wide basis. During the third and fourth quarters of 2007, we finalized the design, documentation and testing of internal control processes and procedures relating to the new system relative to our evaluation of our internal control over financial reporting as of December 31, 2007. The implementation of the ERP system at our largest subsidiary resulted in changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct and Ethical Guidelines as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2008 annual meeting of stockholders.

Additionally, our Code of Business Conduct and Ethical Guidelines, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee are available and maintained on our web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Comp Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our Proxy Statement for its 2008 Annual Meeting of Stockholders.

The following table summarizes our equity compensation plans as of December 31, 2007:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a))

Equity compensation plans approved by stockholders	11,815,734	$10.18	6,587,539	(1)(2)
Equity compensation plans not approved by stockholders	91,500	$17.35	380,000	(3)

Total equity compensation plans	11,907,234		6,967,539

(1)	As of December 31, 2007, a total of 91,666 shares were reserved for issuance under the 1998 Director Option Plan until the plan was terminated in January 2008.

(2)	As of December 31, 2007, a total of 6,495,873 shares were reserved for issuance under the 1998 Stock Plan Until the plan was terminated in January 2008.

(3)	As of December 31, 2007, a total of 380,000 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2008, no additional shares were made available pursuant to the annual replenishment provision. On August 6, 2007, the stockholders approved the 2007 Equity Incentive Plan (“The Plan”). The Plan became effective January 1, 2008 and replaces all existing plans. The Plan has a reserve of 17,000,000 shares available for issuance as of January 1, 2008.

PART IV

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2008 annual meeting of stockholders.

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

Exhibits

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(15)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(15)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(18)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(18)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(18)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(30)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Subordinated Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.3	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(6)
4.4	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(6)
4.5	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(11)
4.6	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(13)
4.7	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(17)
4.8	Registration Rights Agreement dated as of March 12, 2004 by and among Amkor Technology, Inc., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. relating to the 7.125% Senior Notes due March 15, 2011.(17)
4.9	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(22)
4.10	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(22)
4.11	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(23)
4.12	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(23)
4.13	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(24)

4.14	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(24)
4.15	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(24)
4.16	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(24)
4.17	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(24)
4.18	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(16)
4.19	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(16)
4.20	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(16)
4.21	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(16)
4.22	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(16)
4.23	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(16)
4.24	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(16)
4.25	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(16)
4.26	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(20)
4.27	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(20)
4.28	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(20)
4.29	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(20)
10.1	Form of Indemnification Agreement for directors and officers.(3)

10.2	1998 Stock Plan as amended and restated and form of agreement there under.(22)
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement there under.(3)
10.8	1998 Employee Stock Purchase Plan.(3)
10.9	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(8)
10.10	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(8)
10.11	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(9)
10.12	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(11)
10.13	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(12)
10.14	2007 Equity Incentive Plan.(28)
10.15	2007 Executive Incentive Bonus Plan(28)
10.16	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc. (29)
10.17	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.18	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.19	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.20	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(29)
10.21	Second Amendment to Loan and Security Agreement, dated as of March 28, 2007, among Amkor Technology, Inc. and its subsidiaries party thereto, the Lenders party to the Loan and Security Agreement dated November 28, 2005 (as amended), and Bank of America, N.A. as administrative agent for the Lenders.(29)
10.22	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(21)
10.23	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(21)
10.24	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(21)
10.25	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(21)
10.26	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(21)

10.27	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(22)
10.28	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(22)
10.29	First Amendment to Loan and Security Agreement, dated as of May 5, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., as administrative agent for the Lenders.(24)
10.30	Guaranty Supplement, dated May 5, 2006, delivered by Amkor Technology, Inc.(24)
10.31	Joinder Agreement, dated as of May 5, 2006, delivered by Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc., Unitive Electronics, Inc. and the other Subsidiaries of the Company in favor of Citicorp North America, Inc., as agent for the Secured Parties referred to therein.(24)
10.32	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.(25)
10.33	Mutual Release and Settlement Agreement, effective as of April 27, 2006, by and among Maxim Integrated Products, Inc. and its wholly owned subsidiary Dallas Semiconductor, Inc., Sumitomo Bakelite Co., Ltd., Sumitomo Plastics America, Inc. and Amkor Technology, Inc., et al.(27)
10.34	Retirement Separation Agreement and Release dated December 22, 2005, between Amkor and John N. Boruch.(22)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(19)
14.2	Amkor Technology, Inc. Director Code of Ethics.(19)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2006.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on July 7, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 6, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: February 25, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Kim and Joanne Solomon, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	February 25, 2008

/s/ Joanne Solomon Joanne Solomon	Corporate Vice President and Chief Financial Officer	February 25, 2008

/s/ Roger A. Carolin Roger A. Carolin	Director	February 25, 2008

/s/ Winston J. Churchill Winston J. Churchill	Director	February 25, 2008

/s/ John T. Kim John T. Kim	Director	February 25, 2008

Name	Title	Date

/s/ John F. Osborne John F. Osborne	Director	February 25, 2008

/s/ Constantine N. Papadakis Constantine N. Papadakis	Director	February 25, 2008

/s/ James W. Zug James W. Zug	Director	February 25, 2008

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(15)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(15)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(18)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(18)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(18)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(4)
3.3	Restated Bylaws.(30)
4.1	Specimen Common Stock Certificate.(3)
4.2	Senior Subordinated Notes Indenture dated as of May 13, 1999 between the Registrant and State Street Bank and Trust Company, including form of 10.5% Senior Subordinated Note Due 2009.(5)
4.3	Indenture dated as of February 20, 2001 for 9.25% Senior Notes due February 15, 2008.(6)
4.4	Registration Rights Agreement dated as of February 20, 2001 by and among Amkor Technology, Inc., Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc.(6)
4.5	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(11)
4.6	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc.(13)
4.7	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(17)
4.8	Registration Rights Agreement dated as of March 12, 2004 by and among Amkor Technology, Inc., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. relating to the 7.125% Senior Notes due March 15, 2011.(17)
4.9	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(22)
4.10	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(22)
4.11	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(23)
4.12	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(23)
4.13	Supplemental Indenture, dated as of June 30, 2006, among Amkor Technology, Inc. (“Amkor”), Amkor International Holdings (“AIH”), Amkor Technology Limited (“ATL”), Amkor Technology Philippines, Inc. (“ATP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(24)

4.14	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(24)
4.15	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(24)
4.16	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(24)
4.17	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(24)
4.18	Supplemental Indenture, dated as of October 29, 2004, among Amkor Technology, Inc. (“Amkor”), Unitive, Inc. (“Unitive”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(16)
4.19	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics, Inc. (“Unitive Electronics”) and U.S. Bank as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(16)
4.20	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank(as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(16)
4.21	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 9.25% Senior Notes due 2008.(16)
4.22	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(16)
4.23	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(16)
4.24	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(16)
4.25	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(16)

4.26	Supplemental Indenture, dated as of January 5, 2005, among Amkor, Amkor International Holdings, LLC (“AIH”), P-Four, LLC (“P-Four”), Amkor Technology Limited (“ATL”), Amkor/Anam Pilipinas, L.L.C. (“AAP”) and U.S. Bank National Association (“U.S. Bank”), as Trustee, to Indenture, dated as of May 13, 1999, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company), regarding Amkor’s 10.5% Senior Subordinated Notes due 2009.(20)
4.27	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of February 20, 2001, among Amkor and U.S. Bank (as successor to State Street Bank and Trust Company, regarding Amkor’s 9.25% Senior Notes due 2008.(20)
4.28	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(20)
4.29	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(20)
10.1	Form of Indemnification Agreement for directors and officers.(3)

10.2	1998 Stock Plan as amended and restated and form of agreement there under.(22)
10.3	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(3)
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement there under.(3)
10.8	1998 Employee Stock Purchase Plan.(3)
10.9	Share Sale and Purchase Agreement between the Registrant and Dongbu Corporation dated as of July 10, 2002.(8)
10.10	Shareholders Agreement between the Registrant, Dongbu Corporation, Dongbu Fire Insurance Co., Ltd., and Dongbu Life Insurance Co., Ltd. dated as of July 29, 2002.(8)
10.11	Amendment to Share Sale and Purchase Agreement and Shareholders Agreement the Registrant and Dongbu Corporation dated as of September 27, 2002.(9)
10.12	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(11)
10.13	2003 Nonstatutory Inducement Grant Stock Plan dated September 9, 2003.(12)
10.14	2007 Equity Incentive Plan.(28)
10.15	2007 Executive Incentive Bonus Plan(28)
10.16	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc. (29)
10.17	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.18	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.19	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(29)
10.20	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(29)
10.21	Second Amendment to Loan and Security Agreement, dated as of March 28, 2007, among Amkor Technology, Inc. and its subsidiaries party thereto, the Lenders party to the Loan and Security Agreement dated November 28, 2005 (as amended), and Bank of America, N.A. as administrative agent for the Lenders.(29)
10.22	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(21)
10.23	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(21)
10.24	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(21)
10.25	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(21)
10.26	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(21)

10.27	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(22)
10.28	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(22)
10.29	First Amendment to Loan and Security Agreement, dated as of May 5, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., as administrative agent for the Lenders.(24)
10.30	Guaranty Supplement, dated May 5, 2006, delivered by Amkor Technology, Inc.(24)
10.31	Joinder Agreement, dated as of May 5, 2006, delivered by Amkor Technology, Inc., Guardian Assets, Inc., Unitive, Inc., Unitive Electronics, Inc. and the other Subsidiaries of the Company in favor of Citicorp North America, Inc., as agent for the Secured Parties referred to therein.(24)
10.32	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.(25)
10.33	Mutual Release and Settlement Agreement, effective as of April 27, 2006, by and among Maxim Integrated Products, Inc. and its wholly owned subsidiary Dallas Semiconductor, Inc., Sumitomo Bakelite Co., Ltd., Sumitomo Plastics America, Inc. and Amkor Technology, Inc., et al.(27)
10.34	Retirement Separation Agreement and Release dated December 22, 2005, between Amkor and John N. Boruch.(22)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(19)
14.2	Amkor Technology, Inc. Director Code of Ethics.(19)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on October 27, 1997 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2003.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2004.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2006.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on July 7, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 6, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.