Form 10-Q
period 2008-03-31
AMKOR TECHNOLOGY INC
filed 2008-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2008 was 182,580,751.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net sales	$699,483	$650,988
Cost of sales	523,331	503,650

Gross profit	176,152	147,338

Operating expenses:
Selling, general and administrative	65,449	62,667
Research and development	13,856	9,625

Total operating expenses	79,305	72,292

Operating income	96,847	75,046

Other (income) expense:
Interest expense, net	27,433	35,160
Interest expense, related party	1,563	1,563
Foreign currency gain	(9,477)	(15)
Other (income) expense, net	(806)	(686)

Total other expense, net	18,713	36,022

Income before income taxes and minority interests	78,134	39,024
Income tax expense	5,940	4,107

Income before minority interests	72,194	34,917
Minority interests, net of tax	(198)	(327)

Net income	$71,996	$34,590

Net income per common share:
Basic	$0.40	$0.19

Diluted	$0.36	$0.18

Shares used in computing net income per common share:
Basic	182,134	178,513
Diluted	209,396	206,540

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$411,713	$410,070
Restricted cash	2,635	2,609
Accounts receivable:
Trade, net of allowances	362,879	393,493
Other	5,813	4,938
Inventories	151,480	149,014
Other current assets	36,265	27,290

Total current assets	970,785	987,414
Property, plant and equipment, net	1,492,455	1,455,111
Goodwill	682,725	673,385
Intangibles, net	18,574	20,321
Restricted cash	1,859	1,725
Other assets	55,479	54,650

Total assets	$3,221,877	$3,192,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$64,308	$152,489
Trade accounts payable	378,858	359,313
Accrued expenses	170,204	165,271

Total current liabilities	613,370	677,073
Long-term debt	1,502,549	1,511,570
Long-term debt, related party	100,000	100,000
Pension and severance obligations	202,578	208,387
Other non-current liabilities	30,765	33,935

Total liabilities	2,449,262	2,530,965

Commitments and contingencies (see Note 11)
Minority interests	7,945	7,022

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 182,573 in 2008 and 181,799 in 2007	183	182
Additional paid-in capital	1,489,626	1,482,186
Accumulated deficit	(749,530)	(821,526)
Accumulated other comprehensive income (loss)	24,391	(6,223)

Total stockholders’ equity	764,670	654,619

Total liabilities and stockholders’ equity	$3,221,877	$3,192,606

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$71,996	$34,590
Depreciation and amortization	73,517	71,364
Other operating activities and non-cash items	3,798	(1,298)
Changes in assets and liabilities	31,905	18,793

Net cash provided by operating activities	181,216	123,449

Cash flows from investing activities:
Purchases of property, plant and equipment	(88,839)	(51,386)
Proceeds from the sale of property, plant and equipment	339	3,945
Other investing activities	(277)	(1,177)

Net cash used in investing activities	(88,777)	(48,618)

Cash flows from financing activities:
Borrowings under revolving credit facilities	619	35,221
Payments under revolving credit facilities	—	(45,272)
Payments of long-term debt	(101,086)	(145,149)
Payments for debt issuance costs	—	(351)
Proceeds from issuance of stock through stock compensation plans	6,088	12,524

Net cash used in financing activities	(94,379)	(143,027)

Effect of exchange rate fluctuations on cash and cash equivalents	3,583	640

Net increase (decrease) in cash and cash equivalents	1,643	(67,556)
Cash and cash equivalents, beginning of period	410,070	244,694

Cash and cash equivalents, end of period	$411,713	$177,138

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,125	$25,240
Income taxes	$2,945	$5,098

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2007 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2007 filed on Form 10-K with the SEC on February 25, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

Recently Adopted Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a defined benefit pension plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. We adopted the recognition provisions of SFAS No. 158 and initially applied those to the funded status of our defined benefit pension plans as of December 31, 2006. In addition, SFAS No. 158 requires that the funded status of a plan be measured as of the date of the year-end statement of financial position for fiscal years ending after December 15, 2008. We currently measure our funded status as of the balance sheet date. Accordingly, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three months ended March 31, 2008. We are currently evaluating the impact the application of SFAS No. 157 will have on our financial statements as it relates to the measurement of the funded status of our defined benefit pension plans as of December 31, 2008 and the valuation of our non-financial assets and liabilities, including for the purpose of assessing goodwill impairment and the valuation of property, plant, and equipment when assessing long-lived asset impairment.

Recently Issued Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Stock Compensation Plans

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based employee compensation expense included in the Consolidated Statements of Income:

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Cost of sales	$296	$329
Selling, general, and administrative	867	472
Research and development	190	—

Stock-based compensation expense	$1,353	$801

Stock Option Plans

The following is a summary of all option activity for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Outstanding at December 31, 2007	11,907,234	$10.24
Granted	405,000	11.29
Exercised	(774,172)	7.86
Forfeited or expired	(212,451)	10.60

Outstanding at March 31, 2008	11,325,611	10.43	5.11	$14,626,709

Exercisable at March 31, 2008	9,179,575	10.86	4.21	$9,826,830

Fully vested and expected to vest at March 31, 2008	10,965,435	10.49	4.98	$13,806,017

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three months ended March 31, 2008. There were no grants during the three months ended March 31, 2007:

For the Three
Months Ended
March 31,
2008

Expected life (in years)	6.3
Risk-free interest rate	3.3%
Volatility	80%
Dividend yield	—
Weighted average grant date fair value per option granted	$8.06

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $3.0 million and $3.3 million, respectively.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $11.4 million as of March 31, 2008, which is expected to be recognized over a weighted-average period of 3.64 years beginning April 1, 2008.

For the three months ended March 31, 2008 and 2007, cash received under all share-based payment arrangements was $6.1 million and $12.5 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

3.	Income Taxes

Income tax expense for the three months ended March 31, 2008 is attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. Our effective tax rate of 7.6% for the three months ended March 31, 2008 reflects the utilization of foreign net operating loss carryforwards and tax holidays in certain foreign jurisdictions. At March 31, 2008, we had U.S. net operating loss carryforwards totaling $364.0 million, which expire at various times through 2027. Additionally, at March 31, 2008, we had $55.1 million of non-U.S. operating loss carryforwards, which expire at various times through 2012.

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

The gross amount of unrecognized tax benefits at March 31, 2008 was $18.6 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during the current and prior periods increased by $0.6 million and $0.3 million, respectively, during the three months ended March 31, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.2 million and $1.9 million as of March 31, 2008 and December 31, 2007, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $1.5 million.

Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any taxes, or related interest and penalties, over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows, nor do we expect that such examinations to be completed in the near term would have a material favorable impact. However, tax return examinations involve uncertainties and there can be no assurances that the outcome of examinations will be favorable.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net income — basic	$71,996	$34,590
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,491	1,187
Interest on 6.25% convertible notes due 2013, net of tax	1,592	1,563

Net income — diluted	$75,079	$37,340

Weighted average shares outstanding — basic	182,134	178,513
Effect of dilutive securities:
Stock options	888	1,653
2.5% convertible notes due 2011	13,023	13,023
6.25% convertible notes due 2013	13,351	13,351

Weighted average shares outstanding — diluted	209,396	206,540

EPS:
Basic	$0.40	$0.19
Diluted	$0.36	$0.18

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Stock options	8,840	4,777
5.0% convertible notes due 2007	—	2,042

Total potentially dilutive shares	8,840	6,819

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Comprehensive Income

The components of comprehensive income are summarized below:

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net income	$71,996	$34,590
Unrealized loss on investments, net of tax	(80)	(712)
Change in unrecognized pension costs, net of tax	203	123
Foreign currency translation adjustment	30,491	(841)

Total comprehensive income	$102,610	$33,160

The components of accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Unrealized foreign currency translation gains	$39,239	$8,748
Unrecognized pension costs	(14,768)	(14,971)
Unrealized loss on securities	(80)	—

Total accumulated other comprehensive income (loss)	$24,391	$(6,223)

The unrecognized pension costs are net of deferred income taxes of $0.9 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation gains or losses as foreign earnings are considered permanently invested.

6.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Raw materials and purchased components	$112,077	$109,283
Work-in-process	39,403	39,731

Total inventories	$151,480	$149,014

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Land	$107,968	$110,568
Land use rights in China	19,945	19,945
Buildings and improvements	821,156	800,507
Machinery and equipment	2,308,760	2,221,954
Software and computer equipment	137,388	132,924
Furniture, fixtures and other equipment	31,251	29,382
Construction in progress	21,892	20,441

	3,448,360	3,335,721
Less accumulated depreciation and amortization	(1,955,905)	(1,880,610)

Total property, plant and equipment, net	$1,492,455	$1,455,111

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three Months Ended
	March 31,
	2008	2007

Purchases of property, plant and equipment	$88,839	$51,386
Net change in related accounts payable and deposits	6,324	3,935

Property, plant and equipment additions	$95,163	$55,321

8.	Goodwill and Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2007	$673,385
Translation adjustments	9,340

Balance as of March 31, 2008	$682,725

We perform our annual impairment test on goodwill during the second quarter of the year.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Acquired intangible assets as of March 31, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$75,783	$(60,716)	$15,067
Customer relationship and supply agreements	8,858	(5,351)	3,507

Total intangibles	$84,641	$(66,067)	$18,574

Acquired intangible assets as of December 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$75,532	$(59,049)	$16,483
Customer relationship and supply agreements	8,858	(5,020)	3,838

Total intangibles	$84,390	$(64,069)	$20,321

Amortization of identifiable intangible assets was $2.4 million and $3.2 million for the three months ended March 31, 2008 and 2007. Based on the amortizing assets recognized in our balance sheet at March 31, 2008, amortization for each of the next five years is estimated as follows:

(In thousands)

2008 Remaining	$7,139
2009	4,780
2010	3,225
2011	1,044
2012	881
Thereafter	1,505

Total amortization	$18,574

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Payroll and benefits	$50,654	$68,431
Customer advances and deferred revenue	32,161	31,189
Accrued interest	33,330	21,138
Income taxes payable	14,135	9,933
Other accrued expenses	39,924	34,580

Total accrued expenses	$170,204	$165,271

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2008	2007
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% - 2.25%, due November 2009	$—	$—
Senior notes
7.125% Senior notes due March 2011	249,174	249,112
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
9.25% Senior notes due February 2008	—	88,206
Senior subordinated notes
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	4,974	5,380
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	36,607	33,938
Term loan, bank base rate plus 0.5% due April 2014	267,850	278,564
Secured equipment and property financing	5,590	6,859
Revolving credit facilities	662	—

	1,666,857	1,764,059
Less: Short-term borrowings and current portion of long-term debt	(64,308)	(152,489)

Long-term debt (including related party)	$1,602,549	$1,611,570

In February 2008, we repaid the remaining balance of $88.2 million of our 9.25% senior notes at the maturity date with cash on hand. With respect to our foreign subsidiaries, we repaid $12.9 million of debt during the three months ended March 31, 2008.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Income. Interest income for the three months ended March 31, 2008 and 2007 was $2.8 million and $2.1 million, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)

Components of net periodic pension cost
Service cost	$1,954	$1,505
Interest cost	1,176	861
Expected return on plan assets	(779)	(444)
Amortization of transitional obligation	18	18
Amortization of prior service cost	17	18
Recognized actuarial loss	183	107

Total net periodic pension cost	$2,569	$2,065

For the three months ended March 31, 2008, we contributed $0.5 million to the pension plans, and we expect to contribute an additional $9.1 million during 2008.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. For the three months ended March 31, 2008 and 2007, the provision recorded for severance benefits was $3.5 million and $14.5 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $161.9 million and $170.9 million at March 31, 2008 and December 31, 2007, respectively.

12.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility with a letter of credit sub-limit of $25.0 million. As of March 31, 2008, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financial position, results of operations or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration is a license agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement pertains to certain patents and know-how relating to semiconductor packaging. In its Request, Tessera alleges breach of contract and asserts that Amkor owes Tessera royalties under the Agreement in an amount between $85 and $115 million for semiconductor packages assembled by us through 2005 and claims additional royalties for all accused semiconductor packages that Amkor has assembled thereafter. Since its initial Request, Tessera has asserted royalty claims against additional package types assembled by us and updated their claims to reflect post 2005 packages. As a result, the aggregate royalty amounts alleged by Tessera to date, excluding interest, are substantially higher than $115 million. Tessera has identified a total of six United States patents (U.S. Patent Nos. 5,679,977, 5,852,326, 5,861,666, 6,133,627, 6,433,419 and 6,465,893), and unspecified know-how as the basis for its claim that royalties are owed under the Agreement. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted, among other defenses, that we are not using any of the licensed Tessera patents or know-how. The arbitration hearing took place from March 31 through April 8, 2008 and closing briefs are due in late May 2008. Final oral argument for the hearing is scheduled for June 10, 2008.

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

Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor, it is not possible to predict the outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities in the form of a one-time payment, ongoing royalty obligations, or both and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed an appeal from the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The parties have completed briefing of the appeal. Although we believe that we have meritorious defenses in this matter and will continue to seek a judgment in our favor, it is not possible to predict the outcome of this litigation. An adverse decision in this matter could result in material liabilities and could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

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

As previously disclosed, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and requested that we provide documentation related to these matters. We provided the requested documentation and intend to continue to cooperate with the SEC. We cannot predict the outcome of the investigation.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We and Motorola both filed motions for summary judgment on the remaining claims, and on October 6, 2003, the Superior Court of Delaware granted our motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware and in May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006 and in November 2007, the court ruled that the assignment by Citizen to Amkor was effective and that Amkor successfully acquired Citizen’s rights in the License Agreement and ‘133 and ‘278 patents. In December 2007, Motorola appealed the court’s ruling to the Supreme Court of Delaware. Oral argument was heard by the Court on April 30, 2008, and a decision is pending.

Although we believe that we have meritorious claims in this matter and will continue to seek final judgment in our favor, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $79.6 million based on the spot exchange rate at March 31, 2008.) We denied all liability associated with this claim. On March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

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

We previously entered into agreements with ASI whereby ASI agreed to indemnify us against all costs, liabilities, damages, expenses and judgments resulting from or arising out of the claims of AME, ABS and ABS’ insurer in the above matters. In January 2007, Dongbu Electronics (now known as Dongbu Hitek) (“Dongbu”), successor in interest to ASI, acknowledged that it is the indemnifying party with respect to claims against us in the now-ended French proceeding described above, and in this Arbitration matter, although Dongbu has subsequently questioned the scope of their indemnity obligation. We continue to believe that Dongbu is legally obligated to indemnify us for these claims and we are prepared to seek enforcement of their indemnification obligations. Although we believe that indemnification is available and that we have meritorious defenses to the underlying claims, it is not possible to predict the outcome of this matter. If indemnification is not available to us, an adverse decision in this matter could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

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
(Unaudited)

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

13.	Business Segments

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

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column reflects other corporate adjustments to net sales and gross profit and the property, plant and equipment of our sales and corporate offices.

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months March 31, 2008
Net sales	$617,944	$81,255	$284	$699,483
Gross profit	149,336	26,679	137	176,152
Three Months Ended Months March 31, 2007
Net sales	$578,725	$72,503	$(240)	$650,988
Gross profit	122,715	22,964	1,659	147,338
Gross Property, Plant and Equipment
March 31, 2008	$2,649,027	$678,383	$120,950	$3,448,360
December 31, 2007	2,573,142	643,298	119,281	3,335,721

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Subsequent Event

During April 2008, we sold land and a warehouse in Korea for $14.4 million in cash and will report a gain of $9.7 million, with no net tax effect, in the second quarter of 2008. At March 31, 2008, we reclassified the cost of these assets from property, plant and equipment to other current assets as assets held for sale on our Consolidated Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the strategic management of our production lines, (2) allocation of our assets and capacity expansion, (3) the focus and amount of our capital additions, (4) investments in our information systems and cost savings initiatives, (5) estimates of cash payments and operating income reductions due to early retirement programs, (6) our ability to fund cash requirements for the next twelve months, (7) the payment of dividends in the future, (8) compliance with our covenants and (9) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2008 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission.

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

Our net sales for the three months ended March 31, 2008 and 2007 were $699.5 million and $651.0 million, respectively. In the three months ended March 31, 2008, sales increased $48.5 million or 7.4% from the three months ended March 31, 2007 due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. The strength in these areas was partially offset by a decrease in our traditional leadframe packaging services.

Gross margin for the three months ended March 31, 2008 was 25.2% compared to 22.6% for the three months ended March 31, 2007 primarily as a result of higher capacity utilization, enriched product mix and improved factory performance.

Net interest expense in the three months ended March 31, 2008 decreased $7.7 million compared to the three months ended March 31, 2007 due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Net income for the three months ended March 31, 2008 was $72.0 million, or $0.36 per diluted share, compared with net income for the three months ended March 31, 2007 of $34.6 million, or $0.18 per diluted share reflecting the improvement in sales, gross margin and net interest expense and a foreign currency gain from the remeasurement of certain subsidiaries balance sheet items.

Capital additions during the three months ended March 31, 2008 totaled $95.2 million. We continue to strategically manage our production lines, allocate assets and selectively expand our capacity. We currently expect that our full year 2008 capital additions will be in the range of 12% to 14% of net sales. Our capital additions are aligned with our advanced product development plans and are focused on expanding our product portfolio capabilities in support of our largest customers. We expect our capital additions in 2008 to be primarily focused on our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services. In addition, we expect to make investments in our information systems and cost savings initiatives centered on improving manufacturing efficiency.

Due to improved operating results and favorable changes in working capital and other assets and liabilities, cash provided by operating activities increased $57.8 million to $181.2 million for the three months ended March 31, 2008 as compared to $123.4 million for the three months ended March 31, 2007. Cash flows from operations generated during the three months ended March 31, 2008 funded capital purchases of $88.8 million leaving $92.4 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the changes in our balance sheet and cash flows during the first three months of 2008.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007

Net sales	100.0%	100.0%
Gross profit	25.2%	22.6%
Operating income	13.8%	11.5%
Income before income taxes and minority interests	11.2%	6.0%
Net income	10.3%	5.3%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales.  Net sales increased $48.5 million, or 7.4%, to $699.5 million in the three months ended March 31, 2008 from $651.0 million in the three months ended March 31, 2007. The increase is due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. Our increased sales are primarily attributable to strength in wireless communications and networking applications and consumer products. The strength in these areas was partially offset by a decrease in our traditional leadframe packaging services.

Packaging Net Sales.  Packaging net sales increased $39.2 million, or 6.8%, to $617.9 million in the three months ended March 31, 2008 from $578.7 million in the three months ended March 31, 2007 due primarily to increased unit volumes and improved product mix. The improvement in product mix reflected a continued shift to advanced technologies including flip chip and 3D packaging. Packaging unit volume increased to 2.2 billion units in the three months March 31, 2008 from 2.0 billion units in the three months ended March 31, 2007.

Test Net Sales.  Test net sales increased $8.8 million, or 12.1%, to $81.3 million in the three months ended March 31, 2008 from $72.5 million in the three months ended March 31, 2007. This increase was primarily due to an increase in the number of units tested in our test facilities and improved billing practices for ancillary test services from our customers.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the increase in unit volume. Material costs as a percentage of net sales decreased from 39.3% in the three months ended March 31, 2007 to 37.1% in the three months ended March 31, 2008 due to a change in product mix to packages with lower material content as a percentage of net sales.

Labor costs in absolute dollars increased due to salary and benefits increases. As a percentage of net sales, labor costs decreased to 15.8% in the three months ended March 31, 2008 from 16.4% in the three months ended March 31, 2007 primarily due to increased labor utilization and productivity as well as lower employee benefit costs at our Korean subsidiary.

As a percentage of net sales, other manufacturing costs increased to 22.0% in the three months ended March 31, 2008 from 21.6% in the three months ended March 31, 2007. Other manufacturing costs increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Gross Profit.  Gross profit increased $28.8 million to $176.2 million, or 25.2% of net sales in the three months ended March 31, 2008 from $147.3 million, or 22.6% of net sales, in the three months ended March 31, 2007. The increase in gross profit and gross margin was due to higher capacity utilization, enriched product mix and improved factory performance.

Packaging Gross Profit.  Gross profit for packaging increased $26.6 million to $149.3 million, or 24.2% of packaging net sales, in the three months ended March 31, 2008 from $122.7 million, or 21.2% of packaging net sales, in the three months ended March 31, 2007. The packaging gross profit increase was primarily due to a decrease in our traditional, lower margin leadframe packages offset by improved product mix, consisting of an increase in our advanced package technologies including flip chip and 3D packages.

Test Gross Profit.  Gross profit for test in the three months ended March 31, 2008 increased $3.7 million to $26.7 million, or 32.8% of test net sales from $23.0 million, or 31.7% of test net sales, in the three months ended March 31, 2007. This increase was primarily due to increased volume and improved billing practices for ancillary test services from our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.8 million, or 4.4%, to $65.4 million in the three months ended March 31, 2008, from $62.7 million in the three months ended March 31, 2007. The lower selling, general and administrative expenses in the three months ended March 31, 2007 is primarily due to a gain of $3.1 million recognized in connection with disposition of real property in Korea used for administrative purposes.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $4.2 million to $13.9 million, or 2.0% of net sales in the three months ended March 31, 2008 from $9.6 million, or 1.5% of net sales in the three months ended March 31, 2007. The increase in our research and development expenses was partially due to specific research and development projects and investments in information technology to support our development efforts.

Other (Income) Expense.  Other expense, net decreased $17.3 million to $18.7 million, or 2.7% of net sales in the three months ended March 31, 2008 from $36.0 million, or 5.5% of net sales in the three months ended March 31, 2007. This decrease is primarily driven by the $9.5 million foreign currency gain due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. In addition, there was a $7.7 million reduction in net interest expense due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Income Tax Expense.  In the three months ended March 31, 2008, we recorded an income tax expense of $5.9 million reflecting an effective tax rate of 7.6% as compared to an income tax expense of $4.1 million in the three months ended March 31, 2007 reflecting an effective tax rate of 10.5%. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. Our effective tax rate fluctuates principally as the relative amount of income tax and foreign withholding taxes varies across those jurisdictions.

At March 31, 2008, we had U.S. net operating loss carryforwards totaling $364.0 million, which expire at various times through 2027. At March 31, 2008, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including all of our net U.S. operating loss carryforwards, and will release such valuation allowance when sufficient net positive evidence exists to conclude that it is more likely than not the deferred tax assets will be realized.

Liquidity and Capital Resources

We generated net income of $72.0 million and $34.6 million for the three months ended March 31, 2008 and 2007, respectively. Our operating activities provided cash totaling $181.2 million and $123.4 million in the three months ended March 31, 2008 and 2007, respectively. Cash flow from operating activities was sufficient to fully cover cash used for investing activities as well as decrease our debt.

Although we have a significant level of debt, with $1,666.9 million outstanding at March 31, 2008, of which $64.3 million is current, we have continued to strengthen our liquidity by using existing cash to reduce our debt and by refinancing debt with lower interest rates and favorable terms as demonstrated by the following:

•	February 2008, we repaid the remaining balance of $88.2 million of our 9.25% senior notes at the maturity date with cash on hand;

•	November 2007, we used existing cash resources to repurchase $3.0 million of our 7.75% Senior notes due May 2013 and $10.0 million of our 9.25% senior notes due June 2016;

•	June 2007, we redeemed the remaining $21.9 million of our 2009 10.5% senior subordinated notes outstanding with cash on hand;

•	April 2007, we refinanced our $300.0 million second lien term loan due in 2010 with a lower interest secured credit facility that amortizes in 28 equal quarterly payments through April 2014; and

•	March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity.

We were in compliance with all debt covenants at March 31, 2008 and expect to remain in compliance with these covenants for at least the next twelve months. The interest payments required on our debt are significant. For example, in the three months ended March 31, 2008, we paid $18.1 million of interest.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the first three months of 2008, we had capital additions of $95.2 million compared to $55.3 million in the three months ended March 31, 2007. For all of 2008, we expect that our capital additions will be in the range of 12% to 14% of net sales, of which 60% is expected to be in support of packaging, 20% for test and 20% for infrastructure and information technology investments. During April 2008, we sold land and a warehouse in Korea for $14.4 million in cash and will report a gain of $9.7 million, with no net tax effect in the second quarter of 2008.

As part of our ongoing efforts to improve factory performance and manage corporate costs, from time to time we evaluate the need for select reductions in force. In April 2008, we implemented an early retirement program with special termination benefits to employees at our Korean subsidiary, which we estimate will require approximately $5.0 million in cash payments and reduce operating income by approximately $3.0 million in the three months ended June 30, 2008.

The source of funds for our operations, including making capital expenditures, paying termination benefits and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of March 31, 2008, we had cash and cash equivalents of $411.7 million and $99.8 million available under our $100 million first lien senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our first lien senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

Cash flows

Cash provided by operating activities was $181.2 million for the three months ended March 31, 2008 compared to $123.4 million for the three months ended March 31, 2007. Free cash flow (defined below) increased by $20.3 million to $92.4 million for the three months ended March 31, 2008 compared to $72.1 million for the three months ended March 31, 2007.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007 was as follows:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)

Operating activities	$181,216	$123,449
Investing activities	(88,777)	(48,618)
Financing activities	(94,379)	(143,027)

Operating activities:  Our cash flow from operating activities for the three months ended March 31, 2008 increased $57.8 million to $181.2 million from $123.4 million for the three months ended March 31, 2007. Our operating income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and adjusted for depreciation and amortization and other operating activities and non-cash items increased $29.1 million largely attributable to increased net sales, increased utilization of our capacity, enriched product mix and improved factory performance. Net interest expense for the three months ended March 31, 2008 decreased by $7.7 million as compared with the three months ended March 31, 2007 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Changes in assets and liabilities increased operating cash flows by $13.1 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This is principally due to a greater reduction in levels of receivables in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Other changes in operating activities including foreign currency gains, other income and expenses, taxes and minority interest accounted for $7.9 million of the increase in operating cash flows.

Investing activities:  Our cash flows used in investing activities for the three months ended March 31, 2008 increased by $40.2 million to $88.8 million from $48.6 million for the three months ended March 31, 2007. This increase was primarily due to a $37.5 million increase in payments for property, plant and equipment from $51.4 million in the three months ended March 31, 2007 to $88.8 million in the three months ended March 31, 2008. Investing activities were higher in 2008 principally as a result of our higher level of capital expenditures driven in part by our increased investments in wafer bump. Investing activities during the three months ended March 31, 2007 included increased proceeds from the sale of real property in Korea of $3.0 million that had been used for administrative purposes.

Financing activities:  Our net cash used in financing activities for the three months ended March 31, 2008 was $94.4 million, compared with $143.0 million for the three months ended March 31, 2007. The net cash used in financing activities for the three months ended March 31, 2008 was primarily driven by the repayment of the remaining $88.2 million of our 9.25% senior notes at maturity in February 2008. In March 2007, we repaid $142.4 million of our 5% convertible notes at maturity. Proceeds from the issuance of stock through our stock compensation plans for the three months ended March 31, 2008 was $6.1 million, compared with $12.5 million for the three months ended March 31, 2007.

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

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$181,216	$123,449
Less purchases of property, plant and equipment	(88,839)	(51,386)

Free cash flow	$92,377	$72,063

Capital Additions and Contractual Obligations

Our capital additions for the three months ended March 31, 2008 were $95.2 million. We expect that our full year 2008 capital additions will be in the range of approximately 12% to 14% of net sales, as discussed above in the “Overview.” Ultimately, the amount of our 2008 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)

Purchases of property, plant, and equipment	$88,839	$51,386
Net change in related accounts payable and deposits	6,324	3,935

Property, plant and equipment additions	$95,163	$55,321

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, there have been no significant changes in our contractual obligations as reported in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2008. Operating lease commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31,

2007. During the three months ended March 31, 2008, there have been no significant changes in our lease commitments as reported in our 2007 Annual Report on Form 10-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to our patent related litigation, securities litigation and other litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, there have been no significant changes in our critical accounting policies as reported in our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant, however, we continue to evaluate the use of hedge instruments to manage market risk. We have not entered into any derivative transactions in the three months ended March 31, 2008 and have no outstanding contracts as of March 31, 2008.

Foreign Currency Risks

We currently do not enter into forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we manage our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 83% of the net monetary exposure. For the three months ended March 31, 2008, $8.8 million of the $9.5 million foreign currency gain reported in our Consolidated Statements of Income was related to remeasurement of this severance obligation. We performed a sensitivity analysis as of March 31, 2008, assuming a 10% adverse movement for all currencies against the U.S. dollar to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. This sensitivity analysis would result in a decline of approximately $21.6 million in our income before income taxes and minority interests.

In addition, we have foreign currency exchange rate exposure on our results of operations. Approximately 86% of our net sales are denominated in U.S. dollars and the remaining currency exposure is principally Japanese yen, Korean won and Taiwanese dollar in support of local country sales. Approximately 50% our cost of sales and operating expenses are denominated in U.S. dollar and are largely expenditures for raw materials and factory supplies. The remaining currency exposures for cost of sales and operating expenses are principally denominated in the Asian currency where our production facilities are located and are largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, these foreign currency denominated transactions will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis assuming a 10% adverse movement from the three months ended March 31, 2008 exchange rates of the U.S. dollar compared to all these Asian-based currencies to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. This sensitivity analysis would result in a decline of approximately $18.9 million on our operating income.

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions results in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the three months ended March 31, 2008 and 2007, was a net foreign translation gain of $30.5 million and a loss of $0.8 million, respectively. The gain or loss was recognized as an adjustment to stockholders’ equity through other comprehensive income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of March 31, 2008, we had a total of $1,666.9 million of debt of which 81.2% was fixed rate debt and 18.8% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of March 31, 2008. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2007, we had a total of $1,764.1 million of debt of which 81.8% was fixed rate debt and 18.2% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of March 31, 2008.

		For the Year Ending December 31,
	2008 - Remaining	2009	2010	2011	2012	Thereafter	Total

Long term debt:
Fixed rate debt (In thousands)	$2,500	$—	$—	$439,174	$—	$912,000	$1,353,674
Average interest rate	4.9%	—	—	5.1%	—	8.2%	7.2%
Variable rate debt (In thousands)	$50,946	$55,663	$55,706	$43,548	$43,036	$64,284	$313,183
Average interest rate	5.7%	6.0%	6.0%	6.5%	6.5%	6.5%	6.2%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As previously reported, we are implementing SAP which is our new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the second quarter of 2008, we expect that we will implement several significant modules of SAP at our second largest foreign subsidiary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 12 to the Consolidated Financial Statements included in this Quarterly Report.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 12 to our Consolidated Financial Statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee as disclosed in the 2006 Annual Report. The conduct and resolution of these matters have been and may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2008, our total debt balance was $1,666.9 million, of which $64.3 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2007, we had capital additions of $294 million and in 2008 we currently anticipate making capital additions in the range of approximately 12% to 14% of net sales. In addition, we have a significant level of debt, with $1,666.9 million outstanding at March 31, 2008, $64.3 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $53.5 million due during the remainder of 2008, $55.7 million due in 2009, $55.7 million due in 2010, $482.7 million due in 2011, $43.0 million due in 2012 and $976.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in the three months ended March 31, 2008, we paid $18.1 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2008, we had cash and cash equivalents of $411.7 million and $99.8 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

We sponsor an accrued severance plan in our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. Our severance plan obligation is significant and in the event of a reduction in force or other termination of employment in our Korean facilities, payments under the plan could have a material adverse effect on our financial condition and cash flows. See Note 11 to our Consolidated Financial Statements included in this Quarterly Report.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 300 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 50.0%, 47.0% and 43.6% of our net sales in the first three months of 2008, and the years ended December 31, 2007 and 2006, respectively. No customer accounts for more than 10% of our net sales.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 12 to the Consolidated Financial Statements included in this Quarterly Report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated). If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial condition and cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities.

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

Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we may in the future have to compete with a number of companies that may enter the market and with companies (including semiconductor foundry companies) that may offer new or emerging technologies that compete with our products and services.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates by products that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 12 to the Consolidated Financial Statements included in this Quarterly Report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of March 31, 2008, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and certain family trusts beneficially owned approximately 45% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

10.1	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ JOANNE SOLOMON
Joanne Solomon
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

Date: May 5, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.