Form 10-Q
period 2008-06-30
AMKOR TECHNOLOGY INC
filed 2008-08-07
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2008 was 182,989,773.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Net sales	$690,676	$652,486	$1,390,159	$1,303,474
Cost of sales	531,745	490,794	1,055,076	994,444

Gross profit	158,931	161,692	335,083	309,030

Operating expenses:
Selling, general and administrative	67,441	62,360	132,890	128,143
Research and development	15,095	11,023	28,951	20,648
Gain on sale of real estate	(9,856)	—	(9,856)	(3,116)

Total operating expenses	72,680	73,383	151,985	145,675

Operating income	86,251	88,309	183,098	163,355

Other (income) expense:
Interest expense, net	26,314	31,114	53,747	66,274
Interest expense, related party	1,562	1,562	3,125	3,125
Foreign currency (gain) loss	(11,597)	4,562	(21,074)	4,547
Debt retirement costs, net	—	15,875	—	15,875
Other (income) expense, net	107	(532)	(699)	(1,218)

Total other expense, net	16,386	52,581	35,099	88,603

Income before income taxes and minority interests	69,865	35,728	147,999	74,752
Income tax expense	4,298	4,272	10,238	8,379

Income before minority interests	65,567	31,456	137,761	66,373
Minority interests, net of tax	(335)	(466)	(533)	(793)

Net income	$65,232	$30,990	$137,228	$65,580

Net income per common share:
Basic	$0.36	$0.17	$0.75	$0.37

Diluted	$0.33	$0.16	$0.68	$0.34

Shares used in computing net income per common share:
Basic	182,759	180,392	182,446	179,456
Diluted	210,138	209,868	209,785	208,282

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$409,112	$410,070
Restricted cash	2,654	2,609
Accounts receivable:
Trade, net of allowances	384,126	393,493
Other	5,603	4,938
Inventories	153,027	149,014
Other current assets	39,735	27,290

Total current assets	994,257	987,414
Property, plant and equipment, net	1,528,235	1,455,111
Goodwill	679,918	673,385
Intangibles, net	16,089	20,321
Restricted cash	1,839	1,725
Other assets	50,141	54,650

Total assets	$3,270,479	$3,192,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$57,358	$152,489
Trade accounts payable	412,523	359,313
Accrued expenses	157,514	165,271

Total current liabilities	627,395	677,073
Long-term debt	1,485,505	1,511,570
Long-term debt, related party	100,000	100,000
Pension and severance obligations	193,799	208,387
Other non-current liabilities	27,266	33,935

Total liabilities	2,433,965	2,530,965

Commitments and contingencies (see Note 13)
Minority interests	8,194	7,022

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 182,961 in 2008 and 181,799 in 2007	183	182
Additional paid-in capital	1,494,485	1,482,186
Accumulated deficit	(684,298)	(821,526)
Accumulated other comprehensive income (loss)	17,950	(6,223)

Total stockholders’ equity	828,320	654,619

Total liabilities and stockholders’ equity	$3,270,479	$3,192,606

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$137,228	$65,580
Depreciation and amortization	150,543	141,504
Debt retirement costs	—	6,875
Other operating activities and non-cash items	8,227	3,434
Changes in assets and liabilities	(11,300)	36,590

Net cash provided by operating activities	284,698	253,983

Cash flows from investing activities:
Purchases of property, plant and equipment	(190,870)	(102,212)
Proceeds from the sale of property, plant and equipment	14,968	4,566
Proceeds from the sale of investment	2,460	—
Other investing activities	(496)	(1,469)

Net cash used in investing activities	(173,938)	(99,115)

Cash flows from financing activities:
Borrowings under revolving credit facilities	619	61,836
Payments under revolving credit facilities	(633)	(79,448)
Proceeds from issuance of long-term debt	—	300,000
Payments of long-term debt	(124,074)	(474,746)
Payments for debt issuance costs	—	(3,437)
Proceeds from issuance of stock through stock compensation plans	9,776	34,466

Net cash used in financing activities	(114,312)	(161,329)

Effect of exchange rate fluctuations on cash and cash equivalents	2,594	174

Net decrease in cash and cash equivalents	(958)	(6,287)
Cash and cash equivalents, beginning of period	410,070	244,694

Cash and cash equivalents, end of period	$409,112	$238,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,541	$71,142
Income taxes	$13,194	$6,872

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2007 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2007 filed on Form 10-K with the SEC on February 25, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

2.	New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three and six months ended June 30, 2008. We are currently evaluating the impact the application of SFAS No. 157 will have on our financial statements as it relates to the measurement of the funded status of our defined benefit pension plans as of December 31, 2008 and the valuation of our non-financial assets and liabilities, including for the purpose of assessing goodwill impairment and the valuation of property, plant, and equipment when assessing long-lived asset impairment.

Recently Issued Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 seeks to clarify the hierarchy of accounting principles by raising FASB Statements of Accounting Concepts to the same level as FASB Statements of Accounting Standards and directing the Statement of Auditing Standards No. 69 to entities rather than to auditors. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of this standard will have on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We are currently evaluating the impact of this standard on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will have no impact on our financial statements as we have not entered into any derivative transactions.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

3.	Stock Compensation Plans

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based employee compensation expense included in the Consolidated Statements of Income:

Stock Option Plans

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Cost of sales	$224	$352	$520	$681
Selling, general, and administrative	777	678	1,643	1,150
Research and development	170	—	361	—

Total stock-based compensation expense	$1,171	$1,030	$2,524	$1,831

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a summary of all option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value

Outstanding at December 31, 2007	11,907,234	$10.24
Granted	575,000	11.46
Exercised	(1,162,528)	8.41
Forfeited or expired	(637,073)	10.87

Outstanding at June 30, 2008	10,682,633	10.46	5.07	$12,744,940

Exercisable at June 30, 2008	8,649,757	10.78	4.11	$9,418,740

Fully vested and expected to vest at June 30, 2008	10,347,620	10.51	4.94	$12,163,704

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2008. There were no grants during the three and six months ended June 30, 2007:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008

Expected life (in years)	5.3	6.0
Risk-free interest rate	3.3%	3.3%
Volatility	71%	77%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$7.34	$7.85

The intrinsic value of options exercised for the three months ended June 30, 2008 and 2007 was $1.0 million and $7.5 million, respectively. The intrinsic value of options exercised for the six months ended June 30, 2008 and 2007 was $3.9 million and $10.9 million, respectively.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $12.9 million as of June 30, 2008, which is expected to be recognized over a weighted-average period of 3.5 years beginning July 1, 2008.

For the six months ended June 30, 2008 and 2007, cash received under all share-based payment arrangements was $9.8 million and $34.5 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

4.	Income Taxes

Income tax expense for the three and six months ended June 30, 2008 and 2007 is generally attributable to foreign withholding taxes and income taxes at certain of our profitable foreign operations. A tax benefit associated with the utilization of the acquired foreign net operating loss carryforwards, for the six months ended June 30, 2008, was recorded as a $1.4 million credit to goodwill.

Our effective tax rate of 6.9% for the six months ended June 30, 2008 reflects tax holidays in certain foreign jurisdictions and the utilization of foreign net operating loss carryforwards. At June 30, 2008, we had U.S. net operating loss carryforwards totaling $390.8 million, which expire at various times through 2028. Additionally, at

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

June 30, 2008, we had $52.8 million of non-U.S. net operating loss carryforwards, which expire at various times through 2015.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on certain deferred tax assets in certain foreign jurisdictions. We will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

The gross amount of unrecognized tax benefits at June 30, 2008 was $15.4 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during the current and prior periods increased by $0.2 million and $0.8 million, respectively, during the six months ended June 30, 2008. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior periods decreased by $3.2 million during the six months ended June 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.8 million and $1.9 million as of June 30, 2008 and December 31, 2007, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $2.1 million.

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

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income — basic	$65,232	$30,990	$137,228	$65,580
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,491	1,187	2,982	2,375
Interest on 6.25% convertible notes due 2013, net of tax	1,593	1,562	3,185	3,125

Net income — diluted	$68,316	$33,739	$143,395	$71,080

Weighted average shares outstanding — basic	182,759	180,392	182,446	179,456
Effect of dilutive securities:
Stock options	1,005	3,102	965	2,452
2.5% convertible notes due 2011	13,023	13,023	13,023	13,023
6.25% convertible notes due 2013	13,351	13,351	13,351	13,351

Weighted average shares outstanding — diluted	210,138	209,868	209,785	208,282

EPS:
Basic	$0.36	$0.17	$0.75	$0.37
Diluted	$0.33	$0.16	$0.68	$0.34

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Stock options	8,295	1,148	8,338	2,007
5.0% convertible notes due 2007	—	—	—	1,021

Total potentially dilutive shares	8,295	1,148	8,338	3,028

6.	Comprehensive Income

The components of comprehensive income are summarized below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$65,232	$30,990	$137,228	$65,580
Unrealized loss on investments, net of tax	—	(292)	(80)	(1,004)
Reclassification adjustment for losses included in income, net of tax	80	—	80	—
Change in unrecognized pension costs, net of tax	204	128	407	251
Foreign currency translation adjustment	(6,725)	(824)	23,766	(1,665)

Total comprehensive income	$58,791	$30,002	$161,401	$63,162

The components of accumulated other comprehensive income (loss) consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Unrealized foreign currency translation gains	$32,514	$8,748
Unrecognized pension costs	(14,564)	(14,971)

Total accumulated other comprehensive income (loss)	$17,950	$(6,223)

The unrecognized pension costs are net of deferred income taxes of $0.9 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation gains or losses as foreign earnings are considered permanently invested.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and purchased components	$113,650	$109,283
Work-in-process	39,377	39,731

Total inventories	$153,027	$149,014

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Land	$107,810	$110,568
Land use rights	19,945	19,945
Buildings and improvements	822,231	800,507
Machinery and equipment	2,362,988	2,221,954
Software and computer equipment	145,732	132,924
Furniture, fixtures and other equipment	30,185	29,382
Construction in progress	34,276	20,441

	3,523,167	3,335,721
Less accumulated depreciation and amortization	(1,994,932)	(1,880,610)

Total property, plant and equipment, net	$1,528,235	$1,455,111

During April 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)

Purchases of property, plant and equipment	$190,870	$102,212
Net change in related accounts payable and deposits	26,648	12,607

Property, plant and equipment additions	$217,518	$114,819

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Goodwill and Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2007	$673,385
Pre-acquistion tax benefit adjustment	(1,423)
Translation adjustments	7,956

Balance as of June 30, 2008	$679,918

In the six months ended June 30, 2008, we recognized a $1.4 million tax benefit associated with the utilization of acquired foreign net operating loss carryforwards and reduced goodwill.

During the three months ended June 30, 2008, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed our annual impairment test on goodwill and concluded that goodwill was not impaired.

Intangible assets as of June 30, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,001	$(63,008)	$12,993
Customer relationship and supply agreements	8,858	(5,762)	3,096

Total intangibles	$84,859	$(68,770)	$16,089

Intangible assets as of December 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$75,532	$(59,049)	$16,483
Customer relationship and supply agreements	8,858	(5,020)	3,838

Total intangibles	$84,390	$(64,069)	$20,321

Amortization of identifiable intangible assets for the three months ended June 30, 2008 and 2007 was $2.5 million and $2.4 million, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2008 and 2007 was $4.9 million and $5.6 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2008, amortization for each of the next five years is estimated as follows:

(In thousands)

2008 Remaining	$4,935
2009	4,896
2010	2,646
2011	1,039
2012	921
Thereafter	1,652

Total amortization	$16,089

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Payroll and benefits	$61,700	$68,431
Customer advances and deferred revenue	35,005	31,189
Accrued interest	17,037	21,138
Income taxes payable	6,090	9,933
Other accrued expenses	37,682	34,580

Total accrued expenses	$157,514	$165,271

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2008	2007
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Senior notes
7.125% Senior notes due March 2011	249,237	249,112
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
9.25% Senior notes due February 2008	—	88,206
Senior subordinated notes
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	30,243	33,938
Term loan, bank base rate plus 0.5% due April 2014	257,136	278,564
Secured equipment and property financing	4,247	6,859
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	—	5,380

	1,642,863	1,764,059
Less: Short-term borrowings and current portion of long-term debt	(57,358)	(152,489)

Long-term debt (including related party)	$1,585,505	$1,611,570

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2008, we repaid the remaining balance of $88.2 million of our 9.25% senior notes at the maturity date with cash on hand. With respect to our foreign subsidiaries, we repaid $36.5 million of debt during the six months ended June 30, 2008.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Income. Interest income for the three months ended June 30, 2008 and 2007 was $2.0 million and $1.7 million, respectively. Interest income for the six months ended June 30, 2008 and 2007 was $4.8 million and $3.8 million, respectively.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Components of net periodic pension cost
Service cost	$1,921	$1,564	$3,875	$3,069
Interest cost	1,134	902	2,310	1,762
Expected return on plan assets	(750)	(466)	(1,529)	(910)
Amortization of transitional obligation	19	19	37	38
Amortization of prior service cost	17	18	35	36
Recognized actuarial loss	183	113	365	220

Total net periodic pension cost	$2,524	$2,150	$5,093	$4,215

For the three and six months ended June 30, 2008, we contributed $0.6 million and $1.1 million to the pension plans, respectively. We expect to contribute an additional $9.0 million during 2008.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The provision recorded for severance benefits for the three months ended June 30, 2008 and 2007 was $3.4 million and $8.9 million, respectively. The provision recorded for severance benefits for the six months ended June 30, 2008 and 2007 was $6.9 million and $23.4 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $153.4 million and $170.9 million at June 30, 2008 and December 31, 2007, respectively. In April 2008, we completed an early voluntary retirement program at our Korean subsidiary that resulted in $2.3 million in additional special termination benefits (see Note 15).

13.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility with a letter of credit sub-limit of $25.0 million. As of June 30, 2008, we have outstanding $0.2 million of standby letters of credit and have available an additional $24.8 million for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On April 17, 2007, Tessera sent us a notice of termination of the Agreement. We responded on April 20, 2007, denying that Tessera has the right to terminate the Agreement. The Arbitration Panel denied Tessera’s pre-hearing motion to terminate the Agreement and deferred that issue until the hearing. Also on April 17, 2007, Tessera instituted an action in Federal District Court for the Eastern District of Texas against certain of Amkor’s customers, and on May 15, 2007, at Tessera’s request, the United States International Trade Commission (“ITC”) instituted an investigation of certain Amkor customers. Both the ITC investigation and the Texas action allege infringement of two of the same patents asserted by Tessera in this arbitration, and Tessera may seek to include in those actions some of the same products packaged by Amkor that are at issue in this arbitration. The Arbitration Panel denied our pre-hearing motion to enjoin Tessera insofar as it is pursuing Amkor-assembled packages in the ITC investigation and deferred that issue until the hearing, but stated that it will decide all of the issues related to any dispute between Tessera and us that arises out of the Agreement, including whether the packages prepared by us for our customers utilize Tessera patents. Although Amkor has not been named as a respondent in the ITC investigation or a defendant in the Texas action, Amkor has received notification from certain customers of requests for indemnification in connection with Tessera’s claims in those actions. Amkor has not accepted such requests for indemnification.

The arbitration hearing took place from March 31 through April 8, 2008 and final oral argument was held on June 10, 2008. The parties have completed briefing of the case and are awaiting the decision of the Panel. Although we believe that we have meritorious defenses and counterclaims in this matter and will seek a judgment in our favor,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

it is not possible to predict the outcome of the arbitration or the total cost of resolving this controversy including the impact of possible future claims of additional royalties by Tessera. The final resolution of this controversy could result in significant liabilities in the form of a one-time payment, ongoing royalty obligations, or both and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We and Motorola both filed motions for summary judgment on the remaining claims, and on October 6, 2003, the Superior Court of Delaware granted our motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware and in May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006 and in November 2007, the court ruled that the assignment by Citizen to Amkor was effective and that Amkor successfully acquired Citizen’s rights in the License Agreement and ‘133 and’ 278 patents. In December 2007, Motorola appealed the court’s ruling to the Supreme Court of Delaware. Oral argument was heard by the Court on April 30, 2008, and a decision is pending.

Although we believe that we have meritorious claims in this matter and will continue to seek final judgment in our favor, it is not possible to predict the outcome of this litigation or the total cost of resolving this controversy, including the impact of possible future claims for royalties which may be made by Motorola if the final outcome is unfavorable. The final resolution of this controversy could result in potential liabilities that could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”), a predecessor to Dongbu Hitek Co., Ltd. (“Dongbu”), and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into mobile phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective.

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $79.6 million based on the spot exchange rate at June 30, 2008). We denied all liability associated with this claim. On March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

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

We previously entered into agreements with ASI whereby ASI agreed to indemnify us against all costs, liabilities, damages, expenses and judgments resulting from or arising out of the claims of AME, ABS and ABS’

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

insurer in the above matters. In January 2007, Dongbu Electronics (now known as Dongbu Hitek) (“Dongbu”), successor in interest to ASI, acknowledged that it is the indemnifying party with respect to claims against us in the now-ended French proceeding described above, and in this arbitration matter. In May 2008, Dongbu re-confirmed its indemnification obligation to us and assumed the defense of the claims against us. Although we believe that Dongbu will continue to indemnify us and that we have meritorious defenses to the underlying claims, it is not possible to predict the outcome of this matter. If indemnification is not available to us, an adverse decision in this matter could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

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

14.	Business Segments

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

	Packaging	Test	Other	Total
	(In thousands)

Three months ended months June 30, 2008
Net sales	$608,611	$81,686	$379	$690,676
Gross profit	134,315	24,495	121	158,931
Three months ended months June 30, 2007
Net sales	$583,818	$68,668	$—	$652,486
Gross profit	142,417	19,751	(476)	161,692
Six months ended months June 30, 2008
Net sales	$1,226,555	$162,941	$663	$1,390,159
Gross profit	283,651	51,174	258	335,083
Six months ended months June 30, 2007
Net sales	$1,162,543	$141,171	$(240)	$1,303,474
Gross profit	265,132	42,715	1,183	309,030
Gross property, plant and equipment
June 30, 2008	$2,688,889	$697,206	$137,072	$3,523,167
December 31, 2007	2,573,142	643,298	119,281	3,335,721

15.	Reduction in Force

We implemented an early voluntary retirement program with special termination benefits to employees at our Korean subsidiary during April 2008. The offer was accepted by 62 employees. We recorded a charge in the three months ended June 30, 2008 for the special termination benefits of $2.3 million, including $2.0 million charged to cost of sales and $0.3 million charged to selling, general and administrative expenses. During the three months ended June 30, 2008, we paid $1.8 million in cash for severance obligations (see Note 12) and $1.5 million for special termination benefits related to this program. The amount remaining in accrued expenses for severance obligations and special termination benefits was $0.7 million and $0.8 million as of June 30, 2008, respectively, which will be paid in the three months ended September 30, 2008.

Subsequent to June 30, 2008, we commenced additional employee workforce reductions at certain other locations in our ongoing efforts to improve factory performance and manage costs. In the three months ended September 30, 2008, we currently estimate that we will incur $11 million in charges for special termination benefits and a pension plan curtailment loss. Approximately $10 million of the charge is expected to be recorded in cost of sales with the remainder recorded in selling, general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the strategic management of our production lines, (2) allocation of our assets and capacity expansion, (3) the focus and amount of our capital additions, (4) investments in our information systems and cost savings initiatives, (5) estimates of cash payments and operating income reductions due to early retirement and workforce reduction programs, (6) our ability to fund cash requirements for the next twelve months, (7) the payment of dividends and expected use of cash flows, if any in the future, (8) compliance with our covenants, (9) the effect of foreign currency exchange rate exposure on our financial results, (10) the release of valuation allowances related to taxes in the future, (11) the repurchase of outstanding debt, (12) expected curtailment losses from benefit plans, (13) expected labor cost reductions, and (14) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2008 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission.

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

Our net sales for the three months ended June 30, 2008 and 2007 were $690.7 million and $652.5 million, respectively. In the three months ended June 30, 2008, sales increased $38.2 million or 5.9% from the three months ended June 30, 2007 due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. The strength in these areas was partially offset by a decrease in our traditional leadframe packaging services. Our net sales in the three months ended June 30, 2008 were adversely impacted by production disruptions we experienced as a result of our enterprise resource planning (“ERP”) implementation in the Philippines. We believe that our net sales were negatively impacted by approximately $10 million to $15 million by the ERP disruption.

Gross margin for the three months ended June 30, 2008 was 23.0% compared to 24.8% for the three months ended June 30, 2007 primarily as a result of lower than anticipated sale due to the production disruptions in the

Philippines, a change in product mix to packages with a higher material content as a percentage of net sales and higher depreciation costs as a result of our capital expenditures.

Net interest expense in the three months ended June 30, 2008 decreased $4.8 million compared to the three months ended June 30, 2007 primarily due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Net income for the three months ended June 30, 2008 was $65.2 million, or $0.33 per diluted share, compared with net income for the three months ended June 30, 2007 of $31.0 million, or $0.16 per diluted share. The increase primarily results from a gain on sale of real estate, reduced interest expense, no debt retirement costs in the three months ended June 30, 2008, and a net foreign currency gain from the remeasurement of certain subsidiaries’ balance sheet items. During April 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, or $0.05 per diluted share.

Capital additions during the three months ended June 30, 2008 totaled $122.4 million. We continue to strategically manage our production lines, allocate assets and selectively expand our capacity. We currently expect that our full year 2008 capital additions will be approximately 14% of net sales. Our capital additions are aligned with our advanced product development plans and are focused on expanding our product portfolio capabilities in support of our largest customers. We expect our capital additions in 2008 to be primarily focused on our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services. In addition, we expect to make investments in our information systems and cost savings initiatives centered on improving manufacturing efficiency.

Cash provided by operating activities increased $30.7 million to $284.7 million for the six months ended June 30, 2008 as compared to $254.0 million for the six months ended June 30, 2007. Cash flows from operations during the six months ended June 30, 2008 funded capital purchases of $190.9 million leaving $93.8 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the changes in our balance sheet and cash flows during the six months ended June 30, 2008.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.0%	24.8%	24.1%	23.7%
Depreciation and amortization	11.2%	10.7%	10.8%	10.9%
Operating income	12.5%	13.5%	13.2%	12.5%
Income before income taxes and minority interests	10.1%	5.5%	10.6%	5.7%
Net income	9.4%	4.7%	9.9%	5.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales.  Net sales increased $38.2 million, or 5.9%, to $690.7 million in the three months ended June 30, 2008 from $652.5 million in the three months ended June 30, 2007. The increase is due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. Our increased sales are primarily attributable to strength in wireless communications products partially offset by a decrease in our traditional leadframe packaging services. Our net sales in the three months ended June 30, 2008 were adversely impacted by production disruptions we experienced as a result of our ERP implementation in the Philippines. We believe that our net sales were negatively impacted by approximately $10 million to $15 million by the ERP disruption.

Packaging Net Sales.  Packaging net sales increased $24.8 million, or 4.2%, to $608.6 million in the three months ended June 30, 2008 from $583.8 million in the three months ended June 30, 2007 due primarily to improved product mix. The improvement in product mix reflected a continued shift to advanced technologies including flip chip and 3D packaging. Packaging unit volume was 2.1 billion units in the three months ended June 30, 2008 and 2007.

Test Net Sales.  Test net sales increased $13.0 million, or 18.9%, to $81.7 million in the three months ended June 30, 2008 from $68.7 million in the three months ended June 30, 2007. This increase was primarily due to an increase in the number of units tested in our test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the increase in unit volume. Material costs as a percentage of net sales increased to 39.1% in the three months ended June 30, 2008 from 36.7% in the three months ended June 30, 2007 due to a change in product mix to packages with higher material content as a percentage of net sales.

Labor costs as a percentage of net sales, decreased to 15.5% in the three months ended June 30, 2008 from 16.5% in the three months ended June 30, 2007 primarily due to the depreciation of the Korean Won partially offset by salary and benefits increases.

As a percentage of net sales, other manufacturing costs increased to 22.4% in the three months ended June 30, 2008 from 22.0% in the three months ended June 30, 2007. Other manufacturing costs increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Gross Profit.  Gross profit decreased $2.8 million to $158.9 million, or 23.0% of net sales in the three months ended June 30, 2008 from $161.7 million, or 24.8% of net sales, in the three months ended June 30, 2007. The decrease in gross profit and gross margin was due primarily to lower than anticipated sales due to the production disruptions in the Philippines, a change in product mix to packages with a higher material content as a percentage of net sales and higher depreciation costs as a result of our capital expenditures.

Packaging Gross Profit.  Gross profit for packaging decreased $8.1 million to $134.3 million, or 22.1% of packaging net sales, in the three months ended June 30, 2008 from $142.4 million, or 24.4% of packaging net sales, in the three months ended June 30, 2007. The packaging gross profit decrease was primarily due to a change in product mix to packages with a higher material content as a percentage of net sales as well as lower capacity utilization.

Test Gross Profit.  Gross profit for test in the three months ended June 30, 2008 increased $4.7 million to $24.5 million, or 30.0% of test net sales from $19.8 million, or 28.8% of test net sales, in the three months ended June 30, 2007. This increase was primarily due to increased volume partially offset by higher depreciation costs as a result of our capital expenditures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.1 million, or 8.1%, to $67.4 million in the three months ended June 30, 2008, from $62.4 million in the three months ended June 30, 2007 due primarily to salary and benefit increases and the costs incurred in connection with the implementation and subsequent stabilization of a new ERP system in the Philippines.

Gain on Sale of Real Estate.  In the three months ended June 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $4.1 million to $15.1 million, or 2.2% of net sales in the three months ended June 30, 2008 from $11.0 million, or 1.7% of net sales in the three months ended June 30, 2007. The increase in our research and development expenses was partially due to specific research and development projects and investments in information technology to support our development efforts.

Other (Income) Expense.  Other expense, net decreased $36.2 million to $16.4 million, or 2.4% of net sales in the three months ended June 30, 2008 from $52.6 million, or 8.1% of net sales in the three months ended June 30, 2007. In the three months ended June 30, 2007, we recognized $15.9 million of debt retirement costs, net. In addition, this decrease is driven by a $11.6 million foreign currency gain due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation, as well as a $4.8 million reduction in net interest expense due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Income Tax Expense.  In the three months ended June 30, 2008, we recorded an income tax expense of $4.3 million reflecting an effective tax rate of 6.2% as compared to an income tax expense of $4.3 million in the three months ended June 30, 2007 reflecting an effective tax rate of 12.0%. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. Our effective tax rate fluctuates principally as the relative amount of income tax and foreign withholding taxes varies across those jurisdictions.

At June 30, 2008, we had U.S. net operating loss carryforwards totaling $390.8 million, which expire at various times through 2028. At June 30, 2008, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including all of our U.S. net operating loss carryforwards, and will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales.  Net sales increased $86.7 million, or 6.7%, to $1,390.2 million for the six months ended June 30, 2008 from $1,303.5 million for the six months ended June 30, 2007. The increase is due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. Our increased sales are primarily attributable to strength in wireless communications products partially offset by a decrease in our traditional leadframe packaging services. Our net sales in the six months ended June 30, 2008 were adversely impacted by production disruptions we experienced as a result of our ERP implementation in the Philippines. We believe that our net sales were negatively impacted by approximately $10 million to $15 million by the ERP disruption.

Packaging Net Sales.  Packaging net sales increased $64.1 million, or 5.5%, to $1,226.7 million in the six months ended June 30, 2008 from $1,162.5 million in the six months ended June 30, 2007 due primarily to increased unit volumes and improved product mix. The improvement in product mix reflected a continued shift to advanced technologies including flip chip and 3D packaging. Packaging unit volume increased to 4.3 billion units in the six months ended June 30, 2008 from 4.1 billion units in the six months ended June 30, 2007.

Test Net Sales.  Test net sales increased $21.7 million, or 15.4%, to $162.9 million in the six months ended June 30, 2008 from $141.2 million in the six months ended June 30, 2007. This increase was primarily due to an increase in the number of units tested in our test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the increase in unit volume. Material costs as a percentage of net sales increased slightly to 38.1% for the six months ended June 30, 2008 from 38.0% for the six months ended June 30, 2007.

As a percentage of net sales, labor costs decreased to 15.6% for the six months ended June 30, 2008 from 16.5% for the six months ended June 30, 2007 due to increased labor utilization and productivity and the depreciation of the Korean Won partially offset by salary and benefits increases.

As a percentage of net sales, other manufacturing costs increased to 22.2% for the six months ended June 30, 2008 from 21.8% for the six months ended June 30, 2007. Other manufacturing costs increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Gross Profit.  Gross profit increased $26.1 million to $335.1 million, or 24.1% of net sales in the six months ended June 30, 2008 from $309.0 million, or 23.7% of net sales, in the six months ended June 30, 2007. The increase in gross profit and gross margin was due to enriched product mix and improved factory performance. This increase was partially offset by lower than anticipated sales in the six months ended June 30, 2008 due to the production disruptions in the Philippines and higher depreciation costs as a result of our capital expenditures.

Packaging Gross Profit.  Gross profit for packaging increased $18.6 million to $283.7 million, or 23.1% of packaging net sales, in the six months ended June 30, 2008 from $265.1 million, or 22.8% of packaging net sales, in the six months ended June 30, 2007. The packaging gross profit increase was primarily due to a decrease in our traditional, lower margin leadframe packages offset by improved product mix, consisting of an increase in our advanced package technologies including flip chip and 3D packages.

Test Gross Profit.  Gross profit for test in the six months ended June 30, 2008 increased $8.5 million to $51.2 million, or 31.4% of test net sales from $42.7 million, or 30.2% of test net sales, in the six months ended June 30, 2007. This increase was primarily due to increased volume partially offset by higher depreciation costs as a result of our capital investments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.7 million, or 3.7%, to $132.9 million for the six months ended June 30, 2008, from $128.1 million for the six months ended June 30, 2007 due primarily to salary and benefit increases and the costs incurred in connection with the implementation and subsequent stabilization of a new ERP system in the Philippines.

Gain on Sale of Real Estate.  In the six months ended June 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect. In the six months ended June 30, 2007, we recognized a gain of $3.1 million in connection with the disposition of real property in Korea used for administrative purposes.

Research and Development.  Research and development activities are currently focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $8.3 million to $29.0 million, or 2.1% of net sales for the six months ended June 30, 2008 from $20.6 million, or 1.6% of net sales for the six months ended June 30, 2007. The increase in our research and development expenses was partially due to specific research and development projects and investments in information technology to support our development efforts.

Other (Income) Expense.  Other expense, net decreased $53.5 million to $35.1 million, or 2.5% of net sales for the six months ended June 30, 2008 from $88.6 million, or 6.8% of net sales in the three months ended June 30, 2007. In the six months ended June 30, 2007, we recognized $15.9 million of debt retirement costs, net. In addition, this decrease is driven by a $21.1 million foreign currency gain primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. In addition, there was a $12.5 million reduction in net interest expense due to reduced debt and the refinancing of certain debt with lower rate instruments.

Income Tax Expense.  In the six months ended June 30, 2008, we recorded an income tax expense of $10.2 million reflecting an effective tax rate of 6.9% as compared to an income tax expense of $8.4 million in the six months ended June 30, 2007 reflecting an effective tax rate of 11.2%. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. Our effective tax rate fluctuates principally as the relative amount of income tax and foreign withholding taxes varies across those jurisdictions.

At June 30, 2008, we had U.S. net operating loss carryforwards totaling $390.8 million, which expire at various times through 2028. At June 30, 2008, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including all of our U.S. net operating loss carryforwards, and will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

We generated net income of $137.2 million and $65.6 million for the six months ended June 30, 2008 and 2007, respectively. Our operating activities provided cash totaling $284.7 million and $254.0 million in the six months ended June 30, 2008 and 2007, respectively. Cash flow from operating activities was sufficient to fully cover cash used for investing activities as well as decrease our debt.

Although we have a significant level of debt, with $1,642.9 million outstanding at June 30, 2008, of which $57.4 million is current, we have continued to strengthen our liquidity by using existing cash to reduce our debt and by refinancing debt with lower interest rates and favorable terms as demonstrated by the following:

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

We were in compliance with all debt covenants at June 30, 2008 and expect to remain in compliance with these covenants for at least the next twelve months. The interest payments required on our debt are significant. For example, in the six months ended June 30, 2008, we paid $63.5 million of interest.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the first six months of 2008, we had capital additions of $217.5 million compared to $114.8 million in the six months ended June 30, 2007. For all of 2008, we expect that our capital additions will be approximately 14% of net sales, of which 60% is expected to be in support of packaging, 20% for test and 20% for research and development, infrastructure and information technology investments. During the three months ended June 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

As part of our ongoing efforts to improve factory performance and manage costs, from time to time we evaluate the need for selective reductions in force. In April 2008, we implemented an early voluntary retirement program with special termination benefits to employees at our Korean subsidiary. The offer was accepted by 62 employees and we accrued $2.3 million of expense for the special termination benefits in the second quarter of 2008. During the three months ended June 30, 2008 we paid $1.8 million in cash for severance plan obligations and $1.5 million for special termination benefits related to this early retirement program. The amount recorded in accrued expenses for severance obligations and special termination benefits was $0.7 and $0.8 million as of June 30, 2008, respectively, which will be paid in the third quarter of 2008. In addition, during the three months ended September 30, 2008, we have commenced employee workforce reductions at certain other locations. We estimate a charge of approximately $9 million related to termination benefits which will be paid in the three months ended September 30, 2008. In addition, we expect to record a curtailment loss from a foreign defined benefit plan related to the reduction in workforce. We currently expect the curtailment loss to be approximately $2 million. We estimate our labor costs will decrease approximately $3 million per quarter after all the reductions take place. However, this estimate does not consider cost increases which will occur from normal hiring activity and wage increases.

The source of funds for our operations, including making capital expenditures, paying termination benefits and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of June 30, 2008, we had cash and cash equivalents of $409.1 million and $99.8 million available under our $100 million first lien senior secured revolving credit facility.

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

Cash flows

Cash provided by operating activities was $284.7 million for the six months ended June 30, 2008 compared to $254.0 million for the six months ended June 30, 2007. Free cash flow (defined below) decreased by $58.0 million to $93.8 million for the six months ended June 30, 2008 compared to $151.8 million for the six months ended June 30, 2007.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2008 and 2007 was as follows:

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)

Operating activities	$284,698	$253,983
Investing activities	(173,938)	(99,115)
Financing activities	(114,312)	(161,329)

Operating activities:  Our cash flow from operating activities for the six months ended June 30, 2008 increased $30.7 million to $284.7 million from $254.0 million for the six months ended June 30, 2007. Our operating income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and adjusted for depreciation and amortization and other operating activities and non-cash items increased $33.6 million largely attributable to increased net sales and the payment of prepayment fees in connection with a refinancing in 2007. Net interest expense for the six months ended June 30, 2008 decreased by $12.5 million as compared with the six months ended June 30, 2007 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows for the six months ended June 30, 2007 were reduced by $9.0 million in prepayment fees in connection with refinancing our second lien term loan. Changes in assets and liabilities decreased operating cash flows by $47.9 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. This is principally due to a reduction in inventories in the six months ended June 30, 2007 as compared to an increase in the six months ended June 30, 2008 reflecting higher material costs. In addition, for the six months ended June 30, 2008 there is a greater reduction in the Korean severance obligation due to the depreciation of the Korean won offset by a greater increase in accounts payable reflecting increased capital expenditures. Foreign currency gains, other income and expenses, taxes and minority interest accounted for $23.5 million of the change in operating cash flows driven by a $21.1 million foreign currency gain primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation.

Investing activities:  Our cash flows used in investing activities for the six months ended June 30, 2008 increased by $74.8 million to $173.9 million from $99.1 million for the six months ended June 30, 2007. This increase was primarily due to a $88.7 million increase in payments for property, plant and equipment from $102.2 million in the six months ended June 30, 2007 to $190.9 million in the six months ended June 30, 2008. Investing activities were higher in 2008 principally as a result of our higher level of capital expenditures driven in part by our increased investments in wafer bump. Investing activities during the six months ended June 30, 2008 included proceeds of $14.3 million from the sale of land and a warehouse in Korea. Investing activities during the six months ended June 30, 2007 included proceeds from the sale of real property used for administrative purposes for $3.6 million in Korea.

Financing activities:  Our net cash used in financing activities for the six months ended June 30, 2008 was $114.3 million, compared with $161.3 million for the six months ended June 30, 2007. The net cash used in financing activities for the six months ended June 30, 2008 was primarily driven by the repayment of the remaining $88.2 million of our 9.25% senior notes at maturity in February 2008. In March 2007, we repaid $142.4 million of our 5% convertible notes at maturity. In June 2007 we redeemed the remaining $21.9 million 2009 10.5% senior subordinated notes. Proceeds from the issuance of stock through our stock compensation plans for the six months ended June 30, 2008 was $9.8 million, compared with $34.5 million for the six months ended June 30, 2007.

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

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$284,698	$253,983
Less purchases of property, plant and equipment	(190,870)	(102,212)

Free cash flow	$93,828	$151,771

Capital Additions and Contractual Obligations

Our capital additions for the six months ended June 30, 2008 were $217.5 million. We expect that our full year 2008 capital additions will be approximately 14% of net sales, as discussed above in the “Overview.” Ultimately, the amount of our 2008 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)

Purchases of property, plant, and equipment	$190,870	$102,212
Net change in related accounts payable and deposits	26,648	12,607

Property, plant and equipment additions	$217,518	$114,819

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, there have been no significant changes in our contractual obligations as reported in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of June 30, 2008. Operating lease commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, there have been no significant changes in our lease commitments as reported in our 2007 Annual Report on Form 10-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to our patent related litigation, securities litigation and other litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, there have been no significant changes in our critical accounting policies as reported in our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant, however, we continue to evaluate the use of hedge instruments to manage market risk. We have not entered into any derivative transactions in the six months ended June 30, 2008 and have no outstanding contracts as of June 30, 2008.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 75% of the net monetary exposure. For the six months ended June 30, 2008, $16.7 million of the $21.1 million foreign currency gain reported in our Consolidated Statements of Income was related to remeasurement of this severance obligation. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2008, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2008, our income before income taxes and minority interests would have been approximately $22.9 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2008, approximately 87% of our net sales are denominated in U.S. dollars and the remaining currency exposure is principally Japanese yen, Korean won and Taiwanese dollars in support of local country sales. For the six months ended June 30, 2008, approximately 53% of our cost of sales and operating expenses are denominated in U.S. dollars and are largely expenditures for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses is principally denominated in the Asian currency where our production facilities are located and are largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, these foreign currency denominated transactions will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2008 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2008 exchange rates of the U.S. dollar compared to all these Asian-based currencies as of June 30, 2008, our operating income would have been approximately $37.9 million lower.

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions results in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the six months ended June 30, 2008 and 2007, was a net foreign translation gain of $23.8 million and a loss of $1.7 million, respectively. The gain or loss was recognized as an adjustment to stockholders’ equity through other comprehensive income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of June 30, 2008, we had a total of $1,642.9 million of debt of which 82.4% was fixed rate debt and 17.6% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of June 30, 2008. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2007, we had a total of $1,764.1 million of debt of which 81.8% was fixed rate debt and 18.2% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of June 30, 2008.

	For the Year Ending December 31,
	2008 - Remaining	2009	2010	2011	2012	Thereafter	Total

Long term debt:
Fixed rate debt (In thousands)	$1,667	$—	$—	$439,237	$—	$912,000	$1,352,904
Average interest rate	4.9%	—	—	5.1%	—	8.2%	7.2%
Variable rate debt (In thousands)	$27,933	$55,559	$55,600	$43,547	$43,036	$64,284	$289,959
Average interest rate	5.3%	5.3%	5.3%	5.6%	5.5%	5.5%	5.4%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing SAP which is our new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the three months ended June 30, 2008, we implemented several significant modules of SAP at our Philippines subsidiary. The implementation of the ERP system represents a change in our internal control over financial reporting. Therefore, as appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal control over financial reporting. Post-implementation reviews are being conducted by management to test whether the internal controls surrounding the system implementation processes, key applications, and the financial close process were properly designed and are operating effectively to prevent or detect material financial statement errors. Although management believes internal controls have been maintained or enhanced by the ERP systems implemented, there is a risk that deficiencies that exist could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete our evaluation and testing of the internal control changes as of December 31, 2008.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 13 to the Consolidated Financial Statements included in this Quarterly Report.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Note 13 to our Consolidated Financial Statements, the complaints in several of our existing litigation matters were subsequently amended to include allegations relating to stock option grants. In addition, the scope of the existing SEC investigation that began in August 2005 has been expanded to include an investigation into our historical stock option grant practices. We cannot assure you that this litigation, the SEC investigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee as disclosed in the 2006 Annual Report. The conduct and resolution of these matters have been and may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As previously disclosed, in July 2006, the Board of Directors established a Special Committee to review our historical stock option practices and informed the SEC of these efforts. The SEC informed us in 2006 that it expanded the scope of its investigation and requested that we provide documentation related to these matters. We have provided the requested documentation and intend to continue to cooperate with the SEC. We cannot predict the outcome of the investigation. In the event that the investigation leads to SEC action against any current or former officer or director of Amkor, or Amkor itself, our business or the trading price of our securities may be adversely impacted. In addition, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

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

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations and loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2008, our total debt balance was $1,642.9 million, of which $57.4 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry.  Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2007, we had capital additions of $294 million and in 2008 we currently anticipate making capital additions in the range of approximately 14% of net sales. In addition, we have a significant level of debt, with $1,642.9 million outstanding at June 30, 2008, $57.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $29.6 million due during the remainder of 2008, $55.6 million due in 2009, $55.6 million due in 2010, $482.8 million due in 2011, $43.0 million due in 2012 and $976.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in the six months ended June 30, 2008, we paid $63.4 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2008, we had cash and cash equivalents of $409.1 million and $99.8 million available under our senior secured revolving credit facility.

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

We sponsor an accrued severance plan in our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. Our severance plan obligation is significant and in the event of a reduction in force or other termination of employment in our Korean facilities, payments under the plan could have a material adverse effect on our financial condition and cash flows. See Note 12 to our Consolidated Financial Statements included in this Quarterly Report.

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

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Because a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, financial condition and cash flows. If customer demand does not materialize as anticipated, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. We are implementing a new enterprise resource planning system to replace many of our existing systems at significant locations. We face risks in connection with our current project to install a new enterprise resource system for our business. These risks include:

•	we may face delays in the design and implementation of that system;

•	the cost of the system may exceed our plans and expectations; and

•	disruptions resulting from the implementation of such system may damage our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition, or harm our control environment.

For example, during the three months ended June 30, 2008, we believe our net sales were negatively impacted by approximately $10 million to $15 million by the disruption in conjunction with the implementation of the new enterprise resource planning system at our Philippines facilities.

Our business could be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to continue to implement a new enterprise resource planning system over a multi-year program on a company-wide basis.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on the Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 49.6%, 47.0% and 43.6% of our net sales in the first six months of 2008, and the years ended December 31, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales in any of these periods.

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

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. In addition, goodwill and other intangible assets with indefinite lives are tested for impairment at least annually. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have a significant adverse impact on our results of operations and financial condition.

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 13 to the Consolidated Financial Statements included in this Quarterly Report. For example, we are engaged in an arbitration proceeding entitled Tessera, Inc. v. Amkor Technology, Inc. We were also named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated). If an unfavorable ruling or outcome were to occur in arbitration or litigation, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial condition and cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We are currently involved in three legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 13 to the Consolidated Financial Statements included in this Quarterly Report. Unfavorable outcomes in one or more of these matters could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of June 30, 2008, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and certain family trusts beneficially owned approximately 44% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 5, 2008, the following proposals were adopted by the margins indicated.

1. Election of a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld

James J. Kim	171,886,937	2,673,745
Roger A. Carolin	172,014,180	2,546,502
Winston J. Churchill	168,290,981	6,269,701
John T. Kim	172,004,463	2,556,219
John F. Osborne	172,016,492	2,544,190
Constantine N. Papadakis	171,121,792	3,438,890
James W. Zug	171,448,835	3,071,847

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008. Votes totaled 174,317,346 for, 159,966 against, and 83,370 abstaining.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

10.1	1998 Stock Plan as amended
10.2	2003 Nonstatutory Inducement Grant Stock Plan as amended
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ JOANNE SOLOMON
Joanne Solomon
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer, Chief
Accounting Officer
and Duly Authorized Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	1998 Stock Plan as amended
10.2	2003 Nonstatutory Inducement Grant Stock Plan as amended
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.