Form 10-Q
period 2008-09-30
AMKOR TECHNOLOGY INC
filed 2008-11-10
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

The number of outstanding shares of the registrant’s Common Stock as of October 31, 2008 was 183,035,405.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net sales	$719,731	$689,083	$2,109,890	$1,992,557
Cost of sales	590,700	519,152	1,645,776	1,513,596

Gross profit	129,031	169,931	464,114	478,961

Operating expenses:
Selling, general and administrative	60,467	64,080	193,357	192,223
Research and development	14,084	10,282	43,035	30,930
Gain on sale of real estate and specialty test operations	—	(1,717)	(9,856)	(4,833)

Total operating expenses	74,551	72,645	226,536	218,320

Operating income	54,480	97,286	237,578	260,641

Other (income) expense:
Interest expense, net	30,119	29,336	83,866	95,610
Interest expense, related party	1,562	1,563	4,687	4,688
Foreign currency (gain) loss	(23,026)	3,399	(44,100)	7,946
Debt retirement costs, net	—	—	—	15,875
Other (income) expense, net	(256)	254	(955)	(964)

Total other expense, net	8,399	34,552	43,498	123,155

Income before income taxes and minority interests	46,081	62,734	194,080	137,486
Income tax expense	16,313	1,194	26,551	9,573

Income before minority interests	29,768	61,540	167,529	127,913
Minority interests, net of tax	(613)	(920)	(1,146)	(1,713)

Net income	$29,155	$60,620	$166,383	$126,200

Net income per common share:
Basic	$0.16	$0.33	$0.91	$0.70

Diluted	$0.15	$0.30	$0.84	$0.65

Shares used in computing net income per common share:
Basic	183,001	181,664	182,633	180,200
Diluted	209,989	209,868	209,848	208,812

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$443,838	$410,070
Restricted cash	2,670	2,609
Accounts receivable:
Trade, net of allowances	390,383	393,493
Other	3,892	4,938
Inventories	156,203	149,014
Other current assets	36,474	27,290

Total current assets	1,033,460	987,414
Property, plant and equipment, net	1,526,180	1,455,111
Goodwill	674,312	673,385
Intangibles, net	13,636	20,321
Restricted cash	1,745	1,725
Other assets	41,539	54,650

Total assets	$3,290,872	$3,192,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$55,764	$152,489
Trade accounts payable	364,269	359,313
Accrued expenses	233,398	165,271

Total current liabilities	653,431	677,073
Long-term debt	1,473,774	1,511,570
Long-term debt, related party	100,000	100,000
Pension and severance obligations	175,801	208,387
Other non-current liabilities	29,156	33,935

Total liabilities	2,432,162	2,530,965

Commitments and contingencies (see Note 13)
Minority interests	8,265	7,022

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,035 in 2008 and 181,799 in 2007	183	182
Additional paid-in capital	1,496,071	1,482,186
Accumulated deficit	(655,143)	(821,526)
Accumulated other comprehensive income (loss)	9,334	(6,223)

Total stockholders’ equity	850,445	654,619

Total liabilities and stockholders’ equity	$3,290,872	$3,192,606

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$166,383	$126,200
Depreciation and amortization	229,501	215,679
Debt retirement costs	—	6,875
Other operating activities and non-cash items	22,093	(1,081)
Changes in assets and liabilities	39,414	66,795

Net cash provided by operating activities	457,391	414,468

Cash flows from investing activities:
Purchases of property, plant and equipment	(317,109)	(159,942)
Proceeds from the sale of property, plant and equipment	15,257	5,130
Proceeds from the sale of investment	2,460	—
Other investing activities	(702)	(1,778)

Net cash used in investing activities	(300,094)	(156,590)

Cash flows from financing activities:
Borrowings under revolving credit facilities	619	80,340
Payments under revolving credit facilities	(633)	(95,398)
Proceeds from issuance of long-term debt	—	300,000
Payments of long-term debt, including redemption premium payment	(135,913)	(486,888)
Payments for debt issuance costs	—	(3,441)
Proceeds from issuance of stock through stock compensation plans	10,201	36,380

Net cash used in financing activities	(125,726)	(169,007)

Effect of exchange rate fluctuations on cash and cash equivalents	2,197	1,390

Net increase in cash and cash equivalents	33,768	90,261
Cash and cash equivalents, beginning of period	410,070	244,694

Cash and cash equivalents, end of period	$443,838	$334,955

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76,048	$89,810
Income taxes	$21,207	$10,523

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2007 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2007 filed on Form 10-K with the SEC on February 25, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three and nine months ended September 30, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We are currently evaluating the impact the application of SFAS No. 157 will have on our financial statements as it relates to the measurement of the funded status of our defined benefit pension plans as of December 31, 2008 and the valuation of our non-financial assets and liabilities, including for the purpose of assessing goodwill impairment and the valuation of property, plant, and equipment when assessing long-lived asset impairment.

Recently Issued Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 seeks to clarify the hierarchy of accounting principles by raising FASB Statements of Accounting Concepts to the same level as FASB Statements of Accounting Standards and directing the Statement of Auditing Standards No. 69 to entities rather than to auditors. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved the Public Company Accounting Oversight Board’s amendment to AU Section 411 on September 18, 2008. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our convertible debt will continue to be accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Warrants (as amended) and the adoption of FSP No. APB 14-1 will have no impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recognized on or after January 1, 2009. We do not expect FSP FAS 142-3 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of September 30, 2008, we have not entered into any derivative transactions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect SFAS No. 160 to have a material impact on our financial statements once adopted.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents stock-based employee compensation expense included in the Consolidated Statements of Income:

Stock Option Plans

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Cost of sales	$212	$332	$732	$1,013
Selling, general, and administrative	778	667	2,422	1,817
Research and development	171	—	531	—

Total stock-based compensation expense	$1,161	$999	$3,685	$2,830

The following is a summary of all option activity for the nine months ended September 30, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2007	11,907,234	$10.24
Granted	575,000	11.46
Exercised	(1,236,199)	8.25
Forfeited or expired	(786,865)	11.11

Outstanding at September 30, 2008	10,459,170	10.47	4.81	$2,073,089

Exercisable at September 30, 2008	8,656,439	10.69	3.92	$1,906,878

Fully vested and expected to vest at September 30, 2008	10,156,636	10.51	4.68	$2,043,505

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three months ended September 2007 and nine months ended September 30, 2008 and 2007. There were no grants during the three months ended September 30, 2008.

	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2007	2008	2007

Expected life (in years)	5	6	5
Risk-free interest rate	4.6%	3.3%	4.6%
Volatility	74%	77%	74%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$6.91	$7.85	$6.91

The intrinsic value of options exercised for the three months ended September 30, 2008 and 2007 was $0.2 million and $1.2 million, respectively. The intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was $4.1 million and $12.0 million, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $11.4 million as of September 30, 2008, which is expected to be recognized over a weighted-average period of 3.5 years beginning October 1, 2008.

For the nine months ended September 30, 2008 and 2007, cash received under all share-based payment arrangements was $10.2 million and $36.4 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

4.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2008 and 2007 is generally attributable to foreign withholding taxes, income taxes at certain of our profitable foreign operations, and changes in valuation allowances. A tax benefit of $1.6 million associated with the utilization of the acquired foreign net operating loss carryforwards was recorded as a credit to goodwill for the nine months ended September 30, 2008.

Our effective tax rate of 13.7% for the nine months ended September 30, 2008, reflects tax holidays in certain foreign jurisdictions and the utilization of foreign net operating loss carryforwards. At September 30, 2008, we had U.S. net operating loss carryforwards totaling $399.6 million, which expire at various times through 2028. Additionally, at September 30, 2008, we had $39.5 million of non-U.S. net operating loss carryforwards, which expire at various times through 2015.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

During the three months ended September 30, 2008, we established a valuation allowance related to certain deferred tax assets in Japan which increased income tax expense by $8.3 million for the three and nine months ended September 30, 2008. Despite a recent history of positive evidence in certain other foreign jurisdictions, it is management’s conclusion that sufficient positive evidence does not exist to release the valuation allowances in these jurisdictions at this time.

The gross amount of unrecognized tax benefits at September 30, 2008 was $14.9 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during the current and prior years increased by $0.1 million and $0.9 million, respectively, during the nine months ended September 30, 2008. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years decreased by $3.4 million during the nine months ended September 30, 2008. The gross amount of unrecognized tax benefits also decreased by $0.4 million as a result of a lapse of applicable statutes of limitations during the nine months ended September 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million and $1.9 million as of September 30, 2008 and December 31, 2007, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $1.7 million.

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

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)

Net income — basic	$29,155	$60,620	$166,383	$126,200
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	1,491	1,491	4,473	3,866
Interest on 6.25% convertible notes due 2013, net of tax	1,592	1,592	4,777	4,717

Net income — diluted	$32,238	$63,703	$175,633	$134,783

Weighted average shares outstanding — basic	183,001	181,664	182,633	180,200
Effect of dilutive securities:
Stock options	614	1,830	841	2,238
2.5% convertible notes due 2011	13,023	13,023	13,023	13,023
6.25% convertible notes due 2013	13,351	13,351	13,351	13,351

Weighted average shares outstanding — diluted	209,989	209,868	209,848	208,812

EPS:
Basic	$0.16	$0.33	$0.91	$0.70
Diluted	$0.15	$0.30	$0.84	$0.65

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Stock options	8,328	4,172	8,214	2,124
5.0% convertible notes due 2007	—	—	—	673

Total potentially dilutive shares	8,328	4,172	8,214	2,797

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Comprehensive Income

The components of comprehensive income are summarized below:

			For the Nine Months
	For the Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$29,155	$60,620	$166,383	$126,200
Change in unrecognized pension costs, net of tax	8,256	129	8,663	380
Foreign currency translation adjustment	(16,872)	2,216	6,894	551
Unrealized loss on investments, net of tax	—	—	(80)	(1,004)
Reclassification adjustment for losses included in
income, net of tax	—	44	80	44

Total comprehensive income	$20,539	$63,009	$181,940	$126,171

The components of accumulated other comprehensive income (loss) consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Unrealized foreign currency translation gains	$15,642	$8,748
Unrecognized pension costs	(6,308)	(14,971)

Total accumulated other comprehensive income (loss)	$9,334	$(6,223)

The unrecognized pension costs are net of deferred income taxes of $0.6 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation gains or losses as foreign earnings are considered permanently invested.

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and purchased components	$116,125	$109,283
Work-in-process	40,078	39,731

Total inventories	$156,203	$149,014

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Land	$105,372	$110,568
Land use rights	19,945	19,945
Buildings and improvements	823,621	800,507
Machinery and equipment	2,426,046	2,221,954
Software and computer equipment	147,727	132,924
Furniture, fixtures and other equipment	27,046	29,382
Construction in progress	17,952	20,441

	3,567,709	3,335,721
Less accumulated depreciation and amortization	(2,041,529)	(1,880,610)

Total property, plant and equipment, net	$1,526,180	$1,455,111

During April 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect. In the nine months ended September 30, 2007, we recognized a gain of $3.1 million in connection with the disposition of real property in Korea used for administrative purposes, and a gain of $1.7 million as a result of an earn-out provision related to our divesture of a specialty test operation in October 2005.

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Purchases of property, plant and equipment	$317,109	$159,942
Net change in related accounts payable and deposits	(7,748)	32,624

Property, plant and equipment additions	$309,361	$192,566

9.	Goodwill and Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2007	$673,385
Pre-acquistion tax benefit adjustment	(1,602)
Translation adjustments	2,529

Balance as of September 30, 2008	$674,312

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the nine months ended September 30, 2008, we recognized a tax benefit of $1.6 million associated with the utilization of acquired foreign net operating loss carryforwards and reduced goodwill.

During the three months ended June 30, 2008, in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, we performed our annual impairment test on goodwill and concluded that goodwill was not impaired.

Intangible assets as of September 30, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,066	$(65,208)	$10,858
Customer relationship and supply agreements	8,858	(6,080)	2,778

Total intangibles	$84,924	$(71,288)	$13,636

Intangible assets as of December 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$75,532	$(59,049)	$16,483
Customer relationship and supply agreements	8,858	(5,020)	3,838

Total intangibles	$84,390	$(64,069)	$20,321

Amortization of identifiable intangible assets for the three months ended September 30, 2008 and 2007 was $2.5 million and $2.4 million, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2008 and 2007 was $7.4 million and $8.0 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2008, amortization for each of the next five years is estimated as follows:

(In thousands)

2008 Remaining	$2,534
2009	4,961
2010	2,760
2011	1,051
2012	923
Thereafter	1,407

Total amortization	$13,636

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Payroll and benefits	$74,611	$68,431
Customer advances and deferred revenue	35,700	31,189
Accrued interest	36,416	21,138
Accrued royalties (Note 13)	50,000	—
Income taxes payable	7,076	9,933
Other accrued expenses	29,595	34,580

Total accrued expenses	$233,398	$165,271

Accrued royalties relate to our estimate for unpaid royalties owed to Tessera as a result of an interim order received from an arbitration panel on October 27, 2008 (see Note 13).

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2008	2007
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Senior notes
7.125% Senior notes due March 2011	249,300	249,112
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
9.25% Senior notes due February 2008	—	88,206
Senior subordinated notes
2.5% Convertible senior subordinated notes due May 2011	190,000	190,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	28,694	33,938
Term loan, bank base rate plus 0.5% due April 2014	246,422	278,564
Secured equipment and property financing	3,122	6,859
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	—	5,380

	1,629,538	1,764,059
Less: Short-term borrowings and current portion of long-term debt	(55,764)	(152,489)

Long-term debt (including related party)	$1,573,774	$1,611,570

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In November 2008 (through November 10, 2008), we repurchased $58 million aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 and $8 million aggregate principal amount of our 7.125% senior notes due March 2011 using $45 million of our cash on hand. We expect to record a pre-tax gain on extinguishment of approximately $20 million (which is net of approximately $1 million of unamortized deferred debt issuance costs) in the three months ended December 31, 2008.

In February 2008, we repaid the remaining balance of $88.2 million of our 9.25% senior notes at the maturity date with cash on hand. With respect to our foreign subsidiaries, we repaid $48.4 million of debt during the nine months ended September 30, 2008.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Income. Interest income for the three months ended September 30, 2008 and 2007 was $2.0 million and $2.8 million, respectively. Interest income for the nine months ended September 30, 2008 and 2007 was $6.8 million and $6.6 million, respectively.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$1,749	$1,597	$5,624	$4,666
Interest cost	1,077	926	3,387	2,688
Expected return on plan assets	(660)	(478)	(2,189)	(1,388)
Amortization of transitional obligation	18	16	55	54
Amortization of prior service cost	18	19	53	55
Recognized actuarial loss	135	102	500	322

Net periodic pension cost	2,337	2,182	7,430	6,397
Curtailments	1,552	—	1,552	—

Total pension expense	$3,889	$2,182	$8,982	$6,397

During the three months ended September 30, 2008, we recognized a net curtailment loss of $1.6 million related to the remeasurement of two defined benefit plans due to certain reduction in force programs (see Note 15).

For the three and nine months ended September 30, 2008, we contributed $0.1 million and $0.3 million to the pension plans, respectively. We expect to contribute an additional $8.7 million during 2008.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The provision recorded for severance benefits for the three months ended September 30, 2008 and 2007 was $5.7 million and $9.7 million, respectively. The provision recorded for severance benefits for the nine months ended September 30, 2008 and 2007 was $12.6 million and $33.1 million, respectively. The balance

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $141.9 million and $170.9 million at September 30, 2008 and December 31, 2007, respectively. In April 2008, we completed an early voluntary retirement program at our Korean subsidiary that resulted in $2.3 million in additional special termination benefits (see Note 15).

13.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility with a letter of credit sub-limit of $25.0 million. As of September 30, 2008, we have outstanding $0.5 million of standby letters of credit and have available an additional $24.5 million for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The arbitration hearing took place from March 31 through April 8, 2008 and final oral argument was held on June 10, 2008. On October 27, 2008, the Arbitration Panel issued an interim order in this matter. While the Panel found that most of the packages accused by Tessera are not subject to the patent royalty provisions of the Agreement, the Panel did find that past royalties are due to Tessera as damages for some infringing packages from March 2002 through March 2008. The Panel ordered that the damages experts for each of the parties calculate the amount of past royalties due for this period based upon the parameters established in the Panel’s interim order, and submit a joint report to the Panel by November 17, 2008. The Panel also denied Tessera’s request to terminate the Agreement. Amkor remains a licensee under the Agreement with the rights and benefits of a licensee along with ongoing obligations to pay royalties for packages subject to the patent royalty provisions.

We have accrued $54 million relating to the Tessera matter in the three months ended September 30, 2008. The accrual includes an estimated $50 million for unpaid royalties through September 30, 2008 and an estimated $4 million of pre-judgment interest from March 2, 2006 (the date of filing the request for arbitration as stipulated by the interim order) through September 30, 2008. Our estimate was prepared based upon the evidence presented in the proceeding, including the testimony of the parties’ respective damages experts, and the parameters set forth in the interim order. We made certain assumptions in calculating our estimate, including the amount of offset we would be entitled to as a result of certain payments made to Tessera by some of our customers as well as which packages to include in the calculation of unpaid royalties. Other assumptions we used to calculate our estimate included but were not limited to the interest rate and method used to calculate interest expense on unpaid royalties. We believe that the assumptions and estimates we have made are reasonable. However, Tessera’s damages experts will estimate the damages owed independently, and therefore their assumptions and estimates may differ from ours. The final award will be determined by the Panel following submission of the joint damages report described above. Although it is not possible to predict the amount of the final award with certainty, we do not expect that any difference between our estimate and the final award to have a material adverse affect on our business, annual results of operations, financial condition or cash flow. We caution, however, that because of the inherent uncertainty in any contested arbitration proceeding, the final award could differ from our estimate and the difference could have a material adverse impact on our quarterly results of operations.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We and Motorola both filed motions for summary judgment on the remaining claims, and on October 6, 2003, the Superior Court of Delaware granted our motion for summary judgment. Motorola filed an appeal in the Supreme Court of Delaware and in May 2004, the Supreme Court reversed the Superior Court’s decision, and remanded for further development of the factual record. The bench trial in this matter was concluded on January 27, 2006 and in November 2007, the Superior Court ruled that the assignment by Citizen to Amkor was effective and that Amkor successfully acquired Citizen’s rights in the License Agreement and ‘133 and ‘278 patents. In December 2007, Motorola appealed the Superior Court’s ruling to the Supreme Court of Delaware. On October 8, 2008, the Supreme Court of Delaware issued a final decision affirming the Superior Court’s ruling that Amkor successfully acquired Citizen’s rights in the License Agreement and ‘133 and ‘278 patents.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Paris Commercial Court.  On March 18, 2002, ABS and its insurer filed suit against us and ASI in the Paris Commercial Court of France, claiming damages of approximately 50.4 million Euros (approximately $72.8 million based on the spot exchange rate at September 30, 2008). We denied all liability associated with this claim. On March 27, 2007, the French Supreme Court (the highest court in the French judicial system) issued a final non-appealable ruling in our favor that the Paris Commercial Court does not have jurisdiction over this matter. Based on this ruling, we do not anticipate any further proceedings in the French courts on this matter.

Arbitration.  In December 2006, ABS filed a demand with the American Arbitration Association (“AAA”) for arbitration in Pennsylvania under the November 1999 agreement, which demand was based on substantially the same claims raised in the French lawsuit described above. The arbitration filed with the AAA in December 2006 remained pending, and was not affected by the French Supreme Court’s final ruling in our favor described above.

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

On October 2, 2008, an agreement was reached among the parties to settle the arbitration matter. As part of this settlement agreement, all claims against us have been released, and all settlement amounts are to be paid by Dongbu pursuant to its indemnity obligations described above.

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

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an initial determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act. We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination that Carsem infringed some of our patent claims and ruled that Carsem violated Section 337 of the Tariff Act. The ITC subsequently authorized the ALJ to reopen the record on certain discovery issues related to third party documents. On February 9, 2006, the ITC

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ordered a delay in issuance of the Final Determination, pending resolution of the third party discovery issues. The discovery issues are the subject of a subpoena enforcement action which is pending appeal in the Court of Appeals for the District of Columbia. The case we filed in 2003 in the Northern District of California remains stayed pending completion of the ITC investigation.

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

	Packaging	Test	Other	Total
	(In thousands)

Three months ended months September 30, 2008
Net sales	$636,427	$83,188	$116	$719,731
Gross profit	105,748	23,326	(43)	129,031
Three months ended months September 30, 2007
Net sales	$616,519	$73,072	$(508)	$689,083
Gross profit	147,767	22,623	(459)	169,931
Nine months ended months September 30, 2008
Net sales	$1,862,981	$246,129	$780	$2,109,890
Gross profit	389,399	74,500	215	464,114
Nine months ended months September 30, 2007
Net sales	$1,779,061	$214,243	$(747)	$1,992,557
Gross profit	412,899	65,337	725	478,961
Gross property, plant and equipment
September 30, 2008	$2,715,692	$715,482	$136,535	$3,567,709
December 31, 2007	2,573,142	643,298	119,281	3,335,721

15.	Reduction in Force

As part of our on going efforts to improve factory performance and manage costs, we regularly evaluate our staffing levels compared to current business needs. During the nine months ended September 30, 2008, we completed voluntary and involuntary reduction in force programs at certain of our foreign locations. The reduction in force programs affected approximately 700 employees. We recorded a charge for special and contractual termination benefits related to these programs of $9.5 million and $11.8 million in the three and nine months ended

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2008, respectively. The amount charged to cost of sales and selling, general and administrative expenses for the three months ended September 30, 2008 was $8.1 million and $1.4 million, respectively. The amount charged to cost of sales and selling, general and administrative expenses for the nine months ended September 30, 2008 was $10.1 million and $1.7 million, respectively. We paid $2.5 million in cash for severance plan obligations (see Note 12) and $8.7 million for special and contractual termination benefits related to our reduction in force programs. The amount recorded in accrued expenses for contractual and special termination benefits was $3.1 million as of September 30, 2008, which is expected to be paid out in the three months ended December 31, 2008

16.	Subsequent Event

We commenced a plan to cease the remaining wafer bumping and die processing operations in our North Carolina facility as part of our ongoing efforts to streamline processes and control costs. The North Carolina facility will focus on research and development activities after the plan is complete. We expect to complete the plan by the middle of 2009. In October 2008, the specific details surrounding the related reduction in force were communicated to the impacted employees at our North Carolina facility. The costs associated with this activity will be accounted for under SFAS No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities. We currently anticipate an aggregate of $2 million in related termination benefits will be charged to cost of sales and selling, general and administrative expenses as employee service is provided through the completion of the plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) our expectations regarding demand for our services, (2) the strategic management of our production lines, (3) allocation of our assets and capacity expansion, (4) the focus and amount of our capital additions, (5) investments in our information systems and cost savings initiatives, (6) our estimates relating to the Tessera arbitration, (7) our expected gain on debt extinguishment, (8) our ability to fund cash requirements for the next twelve months, (9) the payment of dividends and expected use of cash flows, if any in the future, (10) compliance with our covenants, (11) the effect of foreign currency exchange rate exposure on our financial results, (12) the release of valuation allowances related to taxes in the future, (13) the repurchase of outstanding debt, (14) the anticipated effective tax rate for 2008, (15) expected labor cost reductions, and (16) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2008 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission.

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

Our net sales for the three months ended September 30, 2008 and 2007 were $719.7 million and $689.1 million, respectively. In the three months ended September 30, 2008, sales increased $30.6 million or 4.4% from the three months ended September 30, 2007 due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. The strength in these areas was partially offset by a decrease in our traditional leadframe packaging services.

Our business reflects the trends in the worldwide semiconductor industry generally and is affected particularly by levels of consumer spending. Many of our customers are negative on the near term outlook and have reduced their levels of inventory in response to current uncertainties about global economic conditions and reduced demand. Although the current uncertainties about global economic conditions make it very difficult for our customers and us to accurately forecast and plan future business activities, we expect that demand for our services will decline in the fourth quarter of 2008 and that the weakness may continue into 2009.

Gross margin for the three months ended September 30, 2008 was 17.9% compared to 24.7% for the three months ended September 30, 2007. Included in our cost of sales for the three months ended September 30, 2008 was $9.5 million in charges relating to workforce reduction programs. In addition, we accrued an estimate of $50 million relating to an interim order issued by the arbitration panel relating to our license agreement with Tessera, which is included in cost of sales. Based upon updated information provided by our damages experts, we have increased our estimate of accrued and unpaid royalties for Tessera through September 30, 2008 to $50 million from the $45 million previously disclosed in our third quarter earnings release. The $50 million royalty charge for Tessera reduced our gross margin by seven percentage points for the three months ended September 30, 2008.

Net interest expense in the three months ended September 30, 2008 increased $0.8 million compared to the three months ended September 30, 2007. Included in net interest expense in the three months ended September 30, 2008 is $4 million as an estimate of interest owed to Tessera for unpaid royalties. This charge is offset by lower interest expense primarily due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Net income for the three months ended September 30, 2008 was $29.2 million, or $0.15 per diluted share, compared with net income for the three months ended September 30, 2007 of $60.6 million, or $0.30 per diluted share. Net income for the three months ended September 30, 2008 included an estimate of $52.4 million, net of tax, or $0.25 per diluted share, relating to accrued and unpaid royalties and interest owed to Tessera. This decrease in net income is partially offset by a net foreign currency gain from the remeasurement of certain subsidiaries’ balance sheet items. During the three months ended September 30, 2008, we also incurred $11.0 million in charges for termination benefits and a net pension curtailment loss from our workforce reduction programs.

Capital additions during the three months ended September 30, 2008 totaled $91.8 million. We continue to strategically manage our production lines, allocate assets and selectively expand our capacity. We currently expect that our full year 2008 capital additions will be approximately 13% of net sales. Our capital additions are aligned with our advanced product development plans and are focused on expanding our product portfolio capabilities in support of our largest customers. We expect our capital additions in 2008 to be primarily focused on our wafer bump and flip chip packaging capacity, test services and advanced laminate packaging services. In addition, we expect to make investments in our information systems and cost savings initiatives centered on improving manufacturing efficiency.

Cash provided by operating activities increased $42.9 million to $457.4 million for the nine months ended September 30, 2008 as compared to $414.5 million for the nine months ended September 30, 2007. Cash flows from operations during the nine months ended September 30, 2008 funded capital purchases of $317.1 million leaving $140.3 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the changes in our balance sheet and cash flows during the nine months ended September 30, 2008.

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	17.9%	24.7%	22.0%	24.0%
Depreciation and amortization	11.0%	10.8%	10.9%	10.8%
Operating income	7.6%	14.1%	11.3%	13.1%
Income before income taxes and minority interests	6.4%	9.1%	9.2%	6.9%
Net income	4.1%	8.8%	7.9%	6.3%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales.  Net sales increased $30.6 million, or 4.4%, to $719.7 million in the three months ended September 30, 2008 from $689.1 million in the three months ended September 30, 2007. The increase is due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. Our increased sales are primarily attributable to strength in wireless communications products partially offset by a decrease in our traditional leadframe packaging services.

Packaging Net Sales.  Packaging net sales increased $19.9 million, or 3.2%, to $636.4 million in the three months ended September 30, 2008 from $616.5 million in the three months ended September 30, 2007 due primarily to improved product mix. The improvement in product mix reflected a continued shift to advanced technologies including flip chip and 3D packaging. Packaging unit volume was 2.5 billion and 2.3 billion units in the three months ended September 30, 2008 and 2007, respectively.

Test Net Sales.  Test net sales increased $10.1 million, or 13.8%, to $83.2 million in the three months ended September 30, 2008 from $73.1 million in the three months ended September 30, 2007. This increase was primarily due to an increase in wafer probe services which have a higher average selling price.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the increase in unit volume. Material costs as a percentage of net sales increased to 38.0% in the three months ended September 30, 2008 from 37.3% in the three months ended September 30, 2007 due to a change in product mix to packages with higher material content as a percentage of net sales.

Labor costs as a percentage of net sales, decreased to 15.2% in the three months ended September 30, 2008 from 16.4% in the three months ended September 30, 2007 primarily due to the depreciation of the Korean won partially offset by charges incurred for workforce reduction costs.

As a percentage of net sales, other manufacturing costs increased to 28.9% in the three months ended September 30, 2008 from 21.6% in the three months ended September 30, 2007. Included in other manufacturing costs for the three months ended September 30, 2008 is an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. Other manufacturing costs also increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Gross Profit.  Gross profit decreased $40.9 million to $129.0 million, or 17.9% of net sales in the three months ended September 30, 2008 from $169.9 million, or 24.7% of net sales, in the three months ended September 30, 2007. Included in cost of sales for the three months ended September 30, 2008 are charges relating to workforce reduction programs and an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. The $50 million charge for Tessera reduced our gross margin by seven percentage points. This decrease in gross profit and gross margin was partially offset by an increase due primarily to a change in product mix to packages with higher margin, improved factory performance and a favorable foreign currency effect on labor costs due in part to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $42.1 million to $105.7 million, or 16.6% of packaging net sales, in the three months ended September 30, 2008 from $147.8 million, or 24.0% of packaging net sales, in the three months ended September 30, 2007. Included in cost of sales for the three months ended September 30, 2008 are charges relating to workforce reduction programs and an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. The packaging gross profit decrease was partially offset by an increase due to a change in product mix to packages with higher margin, improved factory performance and a favorable foreign currency effect on labor costs due in part to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in the three months ended September 30, 2008 increased $0.7 million to $23.3 million, or 28.0% of test net sales from $22.6 million, or 30.9% of test net sales, in the three months ended September 30, 2007. The decrease in gross margin was primarily due to higher depreciation costs as a result of our capital investments and charges incurred for termination benefits and a net pension curtailment loss from our workforce reduction programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3.6 million, or 5.6%, to $60.5 million in the three months ended September 30, 2008, from $64.1 million in the three months ended September 30, 2007 due primarily to a reduction in legal costs and professional fees offset by charges incurred for termination benefits and a net pension curtailment loss from our workforce reduction programs.

Research and Development.  Research and development activities are focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $3.8 million to $14.1 million, or 2.0% of net sales in the three months ended September 30, 2008 from $10.3 million, or 1.5% of net sales in the three months ended September 30, 2007. The increase in our research and development expenses was primarily due to our decision to have our North Carolina facility focus on research and development activities as well as specific research and development projects and investments in information technology to support our development efforts.

Gain on Sale of Real Estate and Specialty Test Operations.  In the three months ended September 30, 2007, we recognized a gain of $1.7 million as a result of an earn-out provision related to our divesture of a specialty test operation in October 2005.

Other (Income) Expense.  Other expense, net decreased $26.2 million to $8.4 million, or 1.2% of net sales in the three months ended September 30, 2008 from $34.6 million, or 5.0% of net sales in the three months ended September 30, 2007. This decrease is driven by a $23.0 million foreign currency gain primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. Included in the three months ended September 30, 2008 is an estimate of $4.0 million of interest owed to Tessera for unpaid royalties. This charge is offset by lower interest expense due to reduced debt and the refinancing of certain debt with lower interest rate instruments.

Income Tax Expense.  In the three months ended September 30, 2008, we recorded an income tax expense of $16.3 million reflecting an effective tax rate of 35.4% as compared to an income tax expense of $1.2 million in the three months ended September 30, 2007 reflecting an effective tax rate of 1.9%. The increase is primarily attributable to the $54 million accrual of Tessera royalties and interest having only an estimated $1.6 million tax benefit and the establishment of a valuation allowance related to certain deferred tax assets in Japan which increased income tax expense by $8.3 million for the three months ended September 30, 2008. The comparative increase in the effective tax rate also results from the release of a valuation allowance in certain foreign jurisdictions in the three months ended September 30, 2007. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. Our effective tax rate fluctuates principally as the relative amount of income tax and foreign withholding tax varies across those jurisdictions. We anticipate the effective tax rate for the full year 2008 will be approximately 13.5%.

At September 30, 2008, we had U.S. net operating loss carryforwards totaling $399.6 million, which expire at various times through 2028. At September 30, 2008, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including all of our U.S. net operating loss carryforwards, and will release such valuation allowance as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales.  Net sales increased $117.3 million, or 5.9%, to $2,109.9 million for the nine months ended September 30, 2008 from $1,992.6 million for the nine months ended September 30, 2007. The increase is due to growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging, as well as test services. Our increased sales are primarily attributable to strength in wireless communications products partially offset by a decrease in our traditional leadframe packaging services.

Packaging Net Sales.  Packaging net sales increased $83.9 million, or 4.7%, to $1,863.0 million in the nine months ended September 30, 2008 from $1,779.1 million in the nine months ended September 30, 2007 due primarily to increased unit volumes and improved product mix. The improvement in product mix reflected a continued shift to advanced technologies including flip chip and 3D packaging. Packaging unit volume increased to 6.8 billion units in the nine months ended September 30, 2008 from 6.3 billion units in the nine months ended September 30, 2007.

Test Net Sales.  Test net sales increased $31.9 million, or 14.9%, to $246.1 million in the nine months ended September 30, 2008 from $214.2 million in the nine months ended September 30, 2007. This increase was primarily due to an increase in the number of units tested in our test facilities.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Because a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs in absolute dollars increased due to the increase in unit volume. Material costs as a percentage of net sales increased slightly to 38.1% for the nine months ended September 30, 2008 from 37.7% for the nine months ended September 30, 2007 due to change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 15.5% for the nine months ended September 30, 2008 from 16.5% for the nine months ended September 30, 2007 due primarily to a favorable foreign currency effect on labor costs due to the depreciation of the Korean won partially offset by workforce reduction costs.

As a percentage of net sales, other manufacturing costs increased to 24.5% for the nine months ended September 30, 2008 from 21.8% for the nine months ended September 30, 2007. Included in other manufacturing costs for the nine months ended September 30, 2008 is an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. Other manufacturing costs also increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Gross Profit.  Gross profit decreased $14.8 million to $464.1 million, or 22.0% of net sales in the nine months ended September 30, 2008 from $479.0 million, or 24.0% of net sales, in the nine months ended September 30, 2007. Included in cost of sales for the nine months ended September 30, 2008 are charges relating to workforce reduction programs and an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. The decrease in gross profit and gross margin was partially offset by an increase due to enriched product mix, improved factory performance and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $23.5 million to $389.4 million, or 20.9% of packaging net sales, in the nine months ended September 30, 2008 from $412.9 million, or 23.2% of packaging net sales, in the nine months ended September 30, 2007. Included in cost of sales for the nine months ended September 30, 2008 are charges relating to workforce reduction programs and an estimate of $50 million relating to accrued and unpaid royalties owed to Tessera. The packaging gross profit decrease was partially offset by an increase due to improved product mix, consisting of an increase in our advanced package technologies including flip chip and 3D packages and a decrease in our traditional, lower margin leadframe packages as well as a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in the nine months ended September 30, 2008 increased $9.2 million to $74.5 million, or 30.3% of test net sales from $65.3 million, or 30.5% of test net sales, in the nine months ended September 30, 2007. This increase in gross profit was primarily due to increased volume. The decrease in gross margin is due to higher depreciation costs as a result of our capital investments and charges incurred for termination benefits and a net pension curtailment loss from our workforce reduction programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 0.6%, to $193.4 million for the nine months ended September 30, 2008, from $192.2 million for the nine months ended September 30, 2007 due primarily to charges incurred for termination benefits and a net pension curtailment loss from our workforce reduction programs and the costs incurred in connection with the implementation and subsequent stabilization of a new ERP system in the Philippines. These increases are partially offset by lower legal costs.

Gain on Sale of Real Estate and Specialty Test Operations.  In the nine months ended September 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect. In the nine months ended September 30, 2007, we recognized a gain of $3.1 million in connection with the disposition of real property in Korea used for administrative purposes. Also in the nine months ended September 30, 2007, we recognized a gain of $1.7 million as a result of an earn-out provision related to our divesture of a specialty test operation in October 2005.

Research and Development.  Research and development activities are focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $12.1 million to $43.0 million, or 2.0% of net sales for the nine months ended September 30, 2008 from $30.9 million, or 1.6% of net sales for the nine months ended September 30, 2007. The increase in our research and development expenses was primarily due to our decision to have our North Carolina facility focus on research and development activities as well as specific research and development projects and investments in information technology to support our development efforts.

Other (Income) Expense.  Other expense, net decreased $79.7 million to $43.5 million, or 2.1% of net sales for the nine months ended September 30, 2008 from $123.2 million, or 6.2% of net sales in the nine months ended September 30, 2007. In the nine months ended September 30, 2007, we recognized $15.9 million of debt retirement costs, net. In addition, this decrease was driven by a $44.1 million foreign currency gain recorded in the nine months ended September 30, 2008 primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. The $11.7 million reduction in net interest expense is due to reduced debt and the refinancing of certain debt with lower rate instruments offset by an estimate of $4 million of interest owed to Tessera for unpaid royalties.

Income Tax Expense.  In the nine months ended September 30, 2008, we recorded an income tax expense of $26.6 million reflecting an effective tax rate of 13.7% as compared to an income tax expense of $9.6 million in the nine months ended September 30, 2007 reflecting an effective tax rate of 7.0%. The increase is primarily attributable to the $54 million accrual of Tessera royalties and interest having only an estimated $1.6 million tax benefit and the establishment of a valuation allowance related to certain deferred tax assets in Japan which increased income tax expense by $8.3 million for the nine months ended September 30, 2008. The comparative increase in the effective tax rate also results from the release of a valuation allowance in certain foreign jurisdictions in the nine months ended September 30, 2007. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. Income tax expense primarily consists of taxes related to our profitable foreign tax jurisdictions and foreign withholding taxes. Our effective tax rate fluctuates principally as the relative amount of income tax and foreign withholding tax varies across those jurisdictions.

Liquidity and Capital Resources

We generated net income of $166.4 million and $126.2 million for the nine months ended September 30, 2008 and 2007, respectively. Our operating activities provided cash totaling $457.4 million and $414.5 million in the nine months ended September 30, 2008 and 2007, respectively. Cash flow from operating activities was sufficient to fully cover cash used for investing activities as well as decrease our debt.

Although we have a significant level of debt, with $1,629.5 million outstanding at September 30, 2008, of which $55.8 million is current, we have continued to strengthen our liquidity by using existing cash to reduce our debt and by refinancing debt with lower interest rates and favorable terms as demonstrated by the following:

•	In November 2008 (through November 10, 2008), we repurchased $58 million aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 and $8 million aggregate principal amount of our 7.125% senior notes due March 2011 using $45 million of our cash on hand;

•	During the nine months ended September 30, 2008, we repaid with cash on hand $48.4 million of amortizing debt with respect to our foreign subsidiaries;

•	In February 2008, we repaid the remaining balance of $88.2 million of our 9.25% senior notes at the maturity date with cash on hand;

•	In November 2007, we used existing cash resources to repurchase $3.0 million of our 7.75% Senior notes due May 2013 and $10.0 million of our 9.25% senior notes due June 2016;

•	In June 2007, we redeemed the remaining $21.9 million of our 2009 10.5% senior subordinated notes outstanding with cash on hand;

•	In April 2007, we refinanced our $300.0 million second lien term loan due in 2010 with a lower interest secured credit facility that amortizes in 28 equal quarterly payments through April 2014; and

•	In March 2007, we used existing cash resources to retire the remaining $142.4 million in 5% convertible notes at maturity.

We were in compliance with all debt covenants at September 30, 2008 and expect to remain in compliance with these covenants for at least the next twelve months. The interest payments required on our debt are significant. For example, in the nine months ended September 30, 2008, we paid $76.0 million of interest.

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

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2008, we had capital additions of $309.4 million compared to $192.6 million in the nine months ended September 30, 2007. For all of 2008, we expect that our capital additions will be approximately 13% of net sales, of which 60% is expected to be in support of packaging, 24% for test and 16% for research and development, infrastructure and information technology investments. During the nine months ended September 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

As part of our ongoing efforts to improve factory and corporate performance and manage costs, from time to time we evaluate our staffing levels compared to current business needs. In the second and third quarters of 2008, we completed early voluntary retirement programs and involuntary reductions in force programs with special termination benefits to employees at certain of our foreign locations. The early voluntary retirement programs and the involuntary reduction in force programs affected approximately 700 employees. We paid $2.5 million in cash for severance plan obligations and $8.7 million for special and contractual termination benefits related to these programs. The amount recorded in accrued expenses for contractual and special termination benefits was $3.1 million as of September 30, 2008, which is expected to be paid out in the three months ended December 31, 2008. We estimate our labor costs will decrease approximately $4 million per quarter for periods beginning after September 30, 2008. However, this estimate does not consider cost increases which will occur from normal hiring activity and wage increases.

On October 27, 2008, an interim order was issued by the arbitration panel relating to our license agreement with Tessera. Included in accrued expenses is an estimate of $54 million for accrued and unpaid royalties and interest which is expected to be paid out in early 2009. Our estimate was prepared based upon the evidence presented in the proceeding, including the testimony of the parties’ respective damages experts, and the parameters set forth in the interim order. We made certain assumptions in calculating our estimate, including the amount of offset we would be entitled to as a result of certain payments made to Tessera by some of our customers as well as which packages to include in the calculation of unpaid royalties. Other assumptions we used to calculate our estimate included but were not limited to the interest rate and method used to calculate interest expense on unpaid royalties. We believe that the assumptions and estimates we have made are reasonable. However, Tessera’s damages experts will estimate the damages owed independently, and therefore their assumptions and estimates may differ from ours. The final award will be determined by the Panel following submission of a joint damages report. Although it is not possible to predict the amount of the final award with certainty, we do not expect that any difference between our estimate and the final award to have a material adverse affect on our business, annual results of operations, financial condition or cash flow. We caution, however, that because of the inherent uncertainty in any contested arbitration proceeding, the final award could differ from our estimate and the difference could have a material adverse impact on our quarterly results of operations.

The source of funds for our operations, including making capital expenditures, paying termination benefits and servicing principal and interest obligations with respect to our debt, is cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of September 30, 2008, we had cash and cash equivalents of $443.8 million and $99.5 million available under our $100 million first lien senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our first lien senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

Cash flows

Cash provided by operating activities was $457.4 million for the nine months ended September 30, 2008 compared to $414.5 million for the nine months ended September 30, 2007. Free cash flow (defined below) decreased by $114.2 million to $140.3 million for the nine months ended September 30, 2008 compared to $254.5 million for the nine months ended September 30, 2007.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 was as follows:

	For the Nine Months
	Ended
	September 30,
	2008	2007
	(In thousands)

Operating activities	$457,391	$414,468
Investing activities	(300,094)	(156,590)
Financing activities	(125,726)	(169,007)

Operating activities:  Our cash flow from operating activities for the nine months ended September 30, 2008 increased by $42.9 million. Operating income for the nine months ended September 30, 2008 adjusted for depreciation and amortization, other operating activities and non-cash items increased $9.6 million which is largely attributable to increased net sales. Net interest expense for the nine months ended September 30, 2008 decreased by $11.7 million as compared with the nine months ended September 30, 2007 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows for the nine months ended September 30, 2007 were reduced by $9.0 million in prepayment fees in connection with refinancing our second lien term loan. Income tax expense for the nine months ended September 30, 2008 increased by $17.0 million as compared with the nine months ended September 30, 2007 primarily due to the establishment of a valuation allowance related to deferred tax assets of an international location.

Changes in assets and liabilities increased operating cash flows principally due to the $54 million accrual for estimated unpaid royalties and interest relating to the Tessera matter for the nine months ended September 30, 2008. For the nine months ended September 30, 2008 there is a greater reduction in the Korean severance obligation due to the depreciation of the Korean won.

Investing activities:  Our cash flows used in investing activities for the nine months ended September 30, 2008 increased by $143.5 million. This increase was primarily due to a $157.2 million increase in payments for property, plant and equipment from $159.9 million in the nine months ended September 30, 2007 to $317.1 million in the nine months ended September 30, 2008. Investing activities were higher in 2008 principally as a result of our higher level of capital expenditures driven in part by our increased investments in wafer bump. Investing activities during the nine months ended September 30, 2008 included proceeds of $14.3 million from the sale of land and a warehouse in Korea. Investing activities during the nine months ended September 30, 2007 included proceeds from the sale of property, plant and equipment of $5.1 million primarily due to the sale of real property used for administrative purposes in Korea.

Financing activities:  Our net cash used in financing activities for the nine months ended September 30, 2008 was $125.7 million, compared with $169.0 million for the nine months ended September 30, 2007. The net cash used in financing activities for the nine months ended September 30, 2008 was primarily driven by the repayment of the remaining $88.2 million of our 9.25% senior notes at maturity in February 2008. In March 2007, we repaid $142.4 million of our 5% convertible notes at maturity. In June 2007 we redeemed the remaining $21.9 million 2009 10.5% senior subordinated notes. Proceeds from the issuance of stock through our stock compensation plans for the nine months ended September 30, 2008 was $10.2 million, compared with $36.4 million for the nine months ended September 30, 2007.

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

	For the Nine Months
	Ended
	September 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$457,391	$414,468
Less purchases of property, plant and equipment	(317,109)	(159,942)

Free cash flow	$140,282	$254,526

Capital Additions and Contractual Obligations

Our capital additions for the nine months ended September 30, 2008 were $309.4 million. We expect that our full year 2008 capital additions will be approximately 13% of net sales, as discussed above in the “Overview.” Ultimately, the amount of our 2008 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Purchases of property, plant, and equipment	$317,109	$159,942
Net change in related accounts payable and deposits	(7,748)	32,624

Property, plant and equipment additions	$309,361	$192,566

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, there have been no significant changes in our contractual obligations as reported in our 2007 Annual Report on Form 10-K, except for the reduction in debt in 2008 disclosed in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of September 30, 2008. Operating lease commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, there have been no significant changes in our lease commitments as reported in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, there have been no significant changes in our critical accounting policies as reported in our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant, however, we continue to evaluate the use of hedge instruments to manage market risk. We have not entered into any derivative transactions in the nine months ended September 30, 2008 and have no outstanding contracts as of September 30, 2008.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 67% of the net monetary exposure. For the nine months ended September 30, 2008, $32.8 million of the $44.1 million foreign currency gain reported in our Consolidated Statements of Income was related to remeasurement of this severance obligation. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2008, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2008, our income before income taxes and minority interests would have been approximately $23.4 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2008, approximately 87% of our net sales are denominated in U.S. dollars and the remaining currency exposure is principally Japanese yen, Korean won and Taiwanese dollars in support of local country sales. For the nine months ended September 30, 2008, approximately 52% of our cost of sales and operating expenses are denominated in U.S. dollars and are largely expenditures for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses is principally denominated in the Asian currency where our production facilities are located and are largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, these foreign currency denominated transactions will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2008 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2008 exchange rates of the U.S. dollar compared to all these Asian-based currencies as of September 30, 2008, our operating income would have been approximately $57.8 million lower.

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the nine months ended September 30, 2008 and 2007 was a net foreign translation gain of $6.9 million and $0.6 million, respectively. The gain was recognized as an adjustment to stockholders’ equity through other comprehensive income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2008, we had a total of $1,629.5 million of debt of which 83% was fixed rate debt and 17% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of September 30, 2008. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2007, we had a total of $1,764.1 million of debt of which 81.8% was fixed rate debt and 18.2% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of September 30, 2008.

	For the Year Ending December 31,
	2008-Remaining	2009	2010	2011	2012	Thereafter	Total

Long term debt:
Fixed rate debt (In thousands)	$833	$—	$—	$439,300	$—	$912,000	$1,352,133
Average interest rate	4.9%	—	—	5.1%	—	8.2%	7.2%
Variable rate debt (In thousands)	$16,617	$54,939	$54,981	$43,548	$43,036	$64,284	$277,405
Average interest rate	5.1%	5.3%	5.3%	5.6%	5.6%	5.5%	5.4%

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing SAP which is our new enterprise resource planning (“ERP”) system over a multi-year program on a company-wide basis. During the nine months ended September 30, 2008, we implemented several significant modules of SAP at our Philippines subsidiary. The implementation of the ERP system represents a change in our internal control over financial reporting. Therefore, as appropriate, we have modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal control over financial reporting. Post-implementation reviews are being conducted by management to test whether the internal controls surrounding the system implementation processes, key applications, and the financial close process were properly designed and are operating effectively to prevent or detect material financial statement errors. Although management believes internal controls have been maintained or enhanced by the ERP systems implemented, there is a risk that deficiencies that exist could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete our evaluation and testing of the internal control changes as of December 31, 2008.

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

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries and Industry Downturns and the Recent Declines in Global Economic and Financial Conditions Could Harm Our Performance.

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past and the recent financial crisis and declining conditions in the global economy are likely to result in a downturn in the semiconductor industry. Reduced economic activity, concerns about a global recession and inflation and deflation, decreased consumer spending, reduced corporate profits and capital spending and adverse business conditions and liquidity concerns could cause significant decreases in demand for our services, accelerated erosion of prices and make it difficult for us to accurately forecast and plan future business activities.

As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customer’s ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency.

Because our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery and if industry conditions continue to deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, results of operations, financial condition and cash flows.

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. From time to time we have experienced lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services. This can lead to significantly reduced margins during that period. Although our capacity utilization rates at times have been strong, we cannot assure you that we will be able to achieve or maintain relatively high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, results of operations, financial condition and cash flows could be materially adversely affected.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future and these pricing pressures can be expected to increase during a downturn in the semiconductor industry. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, results of operations, financial condition and cash flows could be materially adversely affected.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2008, our total debt balance was $1,629.5 million, of which $55.8 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2007, we had capital additions of $294 million and in 2008 we currently anticipate making capital additions of approximately 13% of net sales. In addition, we have a significant level of debt, with $1,629.5 million outstanding at September 30, 2008, $55.8 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $17.5 million due during the remainder of 2008, $54.9 million due in 2009, $55.0 million due in 2010, $482.8 million due in 2011, $43.0 million due in 2012 and $976.3 million due thereafter. The interest payments required on our debt are also substantial. For example, in the nine months ended September 30, 2008, we paid $76.0 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2008, we had cash and cash equivalents of $443.8 million and $99.5 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our senior secured revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. However, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, the recent financial crisis affecting the worldwide banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets which could make it much more difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

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

We Face Product Return and Liability Risks and the Risk of Negative Publicity if Our Packages Fail.

Our packages are incorporated into a number of end products, and our business is exposed to product return and liability risk and the risk of negative publicity if our packages fail.

In addition, we are exposed to the product liability risk and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs, and our credibility and the market’s acceptance of our packages could be harmed.

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

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines, Singapore and Taiwan. Although we do not derive any revenue from, nor sell any packages in, North Korea, any future increase in tensions between South Korea and North Korea which may occur, for example, an outbreak of military hostilities, could adversely affect our business, financial condition and results of operations. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

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

We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs. Significant price increases may adversely impact our gross margin in future quarters to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 49.3%, 47.0% and 43.6% of our net sales in the nine months ended September 30, 2008, and the years ended December 31, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales in any of these periods.

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. In addition, goodwill and other intangible assets with indefinite lives are tested for impairment at least annually. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have a significant adverse impact on our results of operations and financial condition.

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

Pending SEC Investigation — The Pending SEC Investigation Could Adversely Affect Our Business and the Trading Price of Our Securities.

In August 2005, the SEC issued a formal order of investigation regarding certain activities with respect to Amkor securities. The primary focus of the investigation appears to be activities during the period from June 2003 to July 2004. We believe that the investigation continues to relate primarily to transactions in our securities by certain individuals, and that the investigation may in part relate to whether tipping with respect to trading in our securities occurred. The matters at issue involve activities with respect to Amkor securities during the subject period by certain insiders or former insiders and persons or entities associated with them, including activities by or on behalf of certain current and former members of the Board of Directors and Amkor’s Chief Executive Officer. In October 2007, our former general counsel, whose employment with us terminated in March of 2005, was convicted of violating securities laws for trading in Amkor securities on the basis of material non-public information. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations that were charged in the criminal case.

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

Increased Litigation Incident to Our Business — Our Business May Suffer as a Result of Our Involvement in Various Lawsuits.

We are currently a party to various legal proceedings, including those described in Note 13 to the Consolidated Financial Statements included in this Quarterly Report. For example, we were named as a party in a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al. (and several similar cases which have now been consolidated). If an unfavorable ruling or outcome were to occur in this or future litigation, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial condition and cash flows. An unfavorable ruling or outcome could also have a negative impact on the trading price of our securities.

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

Technological advances also typically lead to rapid and significant price erosion and may make our existing packages less competitive or our existing inventories obsolete. If we cannot achieve advances in package design or obtain access to advanced package designs developed by others, our business could suffer.

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

Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we may in the future have to compete with a number of companies that may enter the market and with companies (including semiconductor foundry companies) that may offer new or emerging technologies that compete with our packages and services.

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

Intellectual Property — We May Become Involved in Intellectual Property Litigation.

We maintain an active program to protect our investment in technology by augmenting and enforcing our intellectual property rights. Intellectual property rights that apply to our various packages and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy and our success as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, the rights granted under the patents will provide us with meaningful protection or any commercial advantage.

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

We may need to enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. We refer you to the matters of Tessera, Inc. v. Amkor Technology, Inc., Amkor Technology, Inc. v. Motorola, Inc., and Amkor Technology, Inc. v. Carsem, et al., which are described in more detail in Note 13 to the Consolidated Financial Statements included in this Quarterly Report. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of September 30, 2008, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and certain family trusts beneficially owned approximately 44% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ JOANNE SOLOMON
Joanne Solomon
Corporate Vice President and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer
and Duly Authorized Officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.