Form 10-K
period 2008-12-31
AMKOR TECHNOLOGY INC
filed 2009-02-24
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $1,002.3 million.

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2009, was as follows: 183,035,405 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” ChipArray®, MicroLeadFrame® , TapeArray® , SuperFC®, FusionQuad®, TMVtm, Unitive®, Amkor® and Amkor Technology® are either trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbols (TM or ®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

PART I

Item 1.	Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This business section contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A of this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

Amkor is one of the world’s leading subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with original equipment manufacturers (“OEMs”), technology providers and our customers, which include many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

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

Our packages are designed for application specific body size and electrical connection requirements to provide optimal electrical connectivity and thermal performance. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications. Increasingly, packages are custom designed for specific chips and specific end-market applications. We are able to provide turnkey packaging and test solutions including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, and test and drop shipment services.

Our customers include, among others: Altera Corporation; Atmel Corporation; Infineon Technologies AG; Intel Corporation; International Business Machines Corporation (“IBM”); LSI Corporation; ST Microelectronics, Pte.; Texas Instruments, Inc.; Toshiba Corporation and Qualcomm Incorporated. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our web site, our Corporate Governance Guidelines, charters of committees of our Board of Directors, code of business conduct and ethical guidelines and other information and materials. The information on Amkor’s web site is not incorporated by reference into this report.

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

Historical trends indicate that semiconductor industry demand appears to be increasingly driven by global consumer spending. There has been a strong correlation between world-wide gross domestic product and semiconductor industry cycles. The recent financial crisis and declining conditions in the global economy have, however, resulted in a downturn in the semiconductor industry. Reduced economic activity and decreased consumer spending have caused significant decreases in demand for our services.

Semiconductor companies outsource their packaging and test services to subcontract providers, such as Amkor, for the following reasons:

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

Leading Technology Innovator

We have been a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package with TMV (Through Mold Via), FusionQuad, FC BGA (Flip Chip Molded Ball Grid Array), conformal shielding and copper pillar bumping and packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and wafer bump-based interconnect solutions. We have been investing in our technology leadership in electroplated wafer bump and wafer level processing. We have also been a leader in developing environmentally friendly (“Green”) integrated circuit packaging, which involves the elimination of lead and certain other materials.

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

We believe that our focus on research and product development will enable us to enter new markets early, capture market share and promote the adoption of our new package designs as industry standards. We collaborate with customers and leading OEMs to develop comprehensive package solutions that make it easier for next-generation semiconductors to be designed into next-generation end products. By collaborating with leading semiconductor companies and OEM electronic companies, we gain access to technology roadmaps for next generation semiconductor designs and obtain the opportunity to develop new packages that satisfy their future requirements.

Broad Offering of Package Design, Packaging and Test Services

Creating successful interconnect solutions for advanced semiconductor devices often poses unique thermal electrical and other design challenges, and Amkor employs a large number of package design engineers to solve these challenges. Amkor produces hundreds of package types which encompass more than 1,000 unique products, representing one of the broadest package offerings in the semiconductor industry. These package solutions are driven by the needs of our customers for more electrical connections, enhanced electrical or thermal performance, smaller package size and lower cost.

We provide customers with a wide array of packaging solutions including leadframe and laminate packages, using wire bond and flip chip formats. We are a leading subcontract provider of:

•	Flip chip and wafer level packages, in which the semiconductor die is connected directly to the package substrate or system board, which deliver improved electrical performance used in high-power and high-speed applications such as graphics processors and microprocessors;

•	Three dimensional (“3D”) such as package-on-package and stacked chip scale packages, in which the individual chips or individual packages are stacked vertically to provide integration of logic and memory, while preserving space on the system board;

•	Advanced leadframe packages such as MicroLeadFrame and FusionQuad which are thinner and smaller packages and have the ability to accommodate more leads and have better thermal and electrical characteristics than traditional leadframe packages;

•	Multi-chip or system-in-package (“SiP”) modules used in mobile phones and other handheld end-products; and

•	Packages for micro-electromechanical system devices, which are used in a variety of end markets including automotive, industrial and consumer electronics.

We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and RF semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to reduce the number of their suppliers.

Geographically Diversified Operational Base

We have a broad geographical base of more than five million square feet of manufacturing space in sixteen sites strategically located in seven countries in many of the world’s important electronics manufacturing regions. Our customers benefit from one of the industry’s most extensive operational footprints. We believe that our scale and scope allow us to provide cost effective solutions to our customers by offering:

•	Capacity to absorb large orders and accommodate quick turn-around times;

•	Favorable pricing on materials and equipment, where possible, by using our size and industry position;

•	Dual site qualifications and capabilities and solutions for specific loading requirements; and

•	Broad range of packaging and test services so that we can provide multiple or turnkey solutions for many packaging needs, including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, strip test, singulated test and drop shipment services to name a few.

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

In addition, as a result of a weakening global economy and reduced customer demand, we have made and are continuing to make reductions in labor costs by lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies. Based on current market conditions and customer demand, we are limiting our capital investments and expect that our 2009 capital additions will be approximately $100 million. We are pursuing other cost reduction initiatives to reflect the lower levels of demand. These actions are being taken as part of our focus on generating cash flow and driving greater factory and administrative efficiencies.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales in millions of dollars and the percentage of such net sales:

	Year Ended December 31,
	2008		2007		2006

Packaging services
Wire bond — leadframe	$753	28.3%	$893	32.6%	$1,015	37.2%
Wire bond — laminate	1,066	40.1%	1,071	39.1%	1,032	37.8%
Flip chip and wafer level processing	526	19.8%	466	17.0%	401	14.7%

Total packaging services	2,345	88.2%	2,430	88.7%	2,448	89.7%
Test services	314	11.8%	309	11.3%	281	10.3%

Total net sales	$2,659	100.0%	$2,739	100.0%	$2,729	100.0%

Packaging Services

We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. Our package services are divided into families: wire bond — leadframe; wire bond — laminate; and flip chip and wafer level processing services.

In response to the increasing demands of today’s high-performance electronic products, semiconductor packages have evolved and are designed based on application specific requirements. The differentiating characteristics of package formats include (1) the size of the package, (2) the number of electrical connections the package can support, (3) the thermal and electrical characteristics of the package and (4) in the case of our system-in-package family of laminate packages and modules, the integration of multiple active and passive components in a single package.

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

Traditional leadframe-based packages support a wide variety of device types and applications. Two of our most popular traditional leadframe package types are small outline integrated circuit and quad flat package, commonly known as “dual” or “quad” products, respectively, based upon the number of sides from which the leads extend. The traditional leadframe package family has evolved from “through hole design,” where the leads are plugged into holes on the circuit board to “surface mount design,” where the leads are soldered to the surface of the circuit board. We offer a wide range of lead counts and body sizes to satisfy variations in the size of customers’ semiconductor devices.

Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, with the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. Two of these advanced leadframe packages are described as follows:

•	One of our most successful advanced leadframe package offerings is the MicroLeadFrame family of QFN, or quad flat no lead packages. This package family is particularly well suited for RF and wireless applications.

•	Our FusionQuad package represents our latest innovation in leadframe packaging. FusionQuad integrates both bottom leads and peripheral leads which significantly reduces the package size. The package targets applications for mobile hard disk drives, notebook computers and consumer electronics such as digital televisions and set top boxes.

Wire bond — Laminate Packages

The laminate family typically employs the ball grid array design, which utilizes a laminate substrate rather than a leadframe substrate, and places the electrical connections on the bottom of the package rather than around the perimeter.

We have also designed a variety of packages, commonly referred to as chip scale packages (“CSP”), which are not much larger than the chip itself. CSPs have become widely adopted as designers and manufacturers of consumer electronics seek to achieve higher levels of performance while shrinking the product size. Some of our CSPs include ChipArray and TapeArray, in which the package is only slightly larger than the chip itself.

Advances in packaging technology now allow the placing of two or more chips on top of each other within an individual package. This concept, known as 3D packaging, permits a higher level of semiconductor density and more functionality. In addition, advanced wafer thinning technology has fostered the creation of extremely thin packages that can be placed on top of each other within standard height restrictions used in microelectronic system boards. Some of our 3D packages include:

•	Stacked CSP, which is similar to our ChipArray, except that Stacked CSP contains two or more chips placed on top of each other, and sometimes up to eight or more, which are ideal for stacking solid state memory for handheld applications such as cell phones and MP3 players; and

•	Package-on-Package, which are extremely thin CSPs that can be stacked on top of each other, enabling the integration of logic and memory in a single package, supporting mobile phone, digital camera or other wireless applications.

Our laminate package service offering also includes SiP modules. SiP modules integrate our new conformal shielding process with various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Our SiP technology is being used to produce a variety of devices including power amplifiers for mobile phones and other portable communication devices, wireless local area network (“WLAN”) modules for networking applications, sensors, such as fingerprint recognition devices and micro electrical mechanical (“MEM”) based microphones.

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

Flip Chip and Wafer Level Processing

Flip chip is an advanced package technology offered to help our customers create smaller and more powerful versions of semiconductor devices. Flip chip technology packages use solder bumps instead of wire to form the electrical interconnect between the device and the package. In order to create the best solutions for our customers, we work collaboratively during the silicon design to enable high performance flip chip solutions. Flip chip packages provide a higher density interconnection capability than wire bond. These packages enable silicon with interconnect requirements from several hundred to many thousands of electrical connections located in an array on the face of the silicon die. Flip chip packaging can usually create a higher performance electrical connection between the silicon and substrate and enables additional miniaturization of portable electronic products, higher performance applications and converging functionality for advanced silicon geometries. Amkor offers several different flip chip package families including: FcBGA, SuperFC, FcCSP, FcSiP and FcMCM. Amkor provides flip chip packages into many markets including: computing, mobile phone, gaming, network infrastructure, PC graphics and wireless networking. We also offer flip chip packaging as part of a multi-service or turnkey solution for our customers that may include: design services, wafer bump, wafer probe, package assembly and final test.

With wafer bumping, inter-connections are formed on an entire wafer prior to dicing, rather than the traditional method of forming the interconnections on a separated die. Wafer bumping has technical and economic advantages over traditional wire bonding. Wafer bumping consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making a good mechanical and electrical connection between the bump and the board. Bumps may be formed or placed on the wafer in many ways, including sputtering, electroplating, stud bumping and direct placement. Wafer bumping is a precursor to flip chip assembly, the direct electrical connection of face-down (“flipped”) electronic components onto substrates, by means of conductive bumps on the chip bond pads. In certain instances, packages are created on the surface of a wafer, for example wafer level chip scale packages, which are used for space constrained applications with low power and low lead count requirements. The process is completed by applying a non-conductive underfill joining the surface of the chip to the substrate.

An increasing number of devices use wafer level packaging. A wafer level package is nearly the same size as the silicon die. A majority of these devices are small in size, with a few thousand to over thirty thousand fabricated on each wafer. Our wafer level chip scale packaging technology allows chip designers to integrate more technology at the wafer level, on a smallest possible footprint, with exceptional performance and reliability. Amkor wafer level package offerings include turnkey packages such as CSP and individual wafer processing services including various types of bumping, creation of interconnect redistribution layer and wafer or die separation services.

Test Services

We are a leading subcontract provider of a broad range of semiconductor integrated circuit test services including wafer probe, final test, strip test, system level test and other test-related services. Our test development centers provide complete test engineering services from test program development to full product functionality. The integrated circuit devices we test encompass nearly all technologies produced in the semiconductor industry today including digital, linear, mixed signal, memory, radio frequency and integrated combinations of these technologies. In 2008, we tested over 4.2 billion units. We tested 49%, 48% and 44% of the units that we packaged in 2008, 2007 and 2006, respectively. Our test operations complement traditional wire bond as well as wafer level chip scale packages, multi-chip SiP modules and flip chip packaging technologies.

We invest in advanced test equipment to continue to provide leading edge test capability. Our test facilities are often co-located with wafer bump and packaging services for fast feedback, lower costs, streamlined logistics and faster cycle time. We have test facilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States. Our testing services include:

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

Final Test

Final test is the process of testing each device after it has been packaged. Final test analyzes the attributes of each device and determines if it meets criteria specified by the customer. We offer test services for many devices including simple digital logic, complex application specific integrated circuits, high speed digital, memory, mixed signal and RF and wireless devices.

For packaging and test segment information, see Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new package solutions, test services and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success differentiators in the semiconductor packaging and test markets. By concentrating our research and development on our customers’ needs for newer and innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we license our leading edge technology, such as MicroLeadFrame and FusionQuad.

Our key areas for research and development are:

•	Wafer level processing;

•	Advanced flip chip packaging;

•	3D packaging;

•	Laminate and leadframe packaging;

•	Advanced substrate technology; and

•	Engineering and characterization tools.

Amkor has key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a profitable return on investment.

As of December 31, 2008, we had more than 300 employees in research and development activities. In 2008, 2007 and 2006, we spent $56.2 million, $41.7 million and $38.7 million, respectively, on research and development.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability; and

•	Collaborating with our customers on continuous quality improvement initiatives.

Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices, and

•	Connect our customers to our sales and marketing personnel world-wide and to our factories.

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half as consumer spending has been typically higher during that time due to the combined effect of holidays in the U.S., Europe and Asia. In addition, semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a decrease in orders for packaging and test services during the first quarter. However, during the three months ended December 31, 2008, we experienced a significant reduction in demand as a result of an economic downturn and weakening economy. Our business is tied to market conditions in the semiconductor industry which is highly cyclical. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. We can not predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

CUSTOMERS

As of December 31, 2008, we had more than 250 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2008 based on net sales:

Altera Corporation	LSI Corporation
Analog Devices, Inc.	NEC Corporation
Atheros Communication, Inc.	NXP Semiconductors
Atmel Corporation	ON Semiconductor Corp.
Avago Technologies Limited	QUALCOMM Incorporated
Broadcom Corporation	RF Micro Devices, Inc.
Conexant Systems, Inc.	Samsung Electronics Co., Ltd.
Entropic Communications Limited	Sony Electronics Inc.
Freescale Semiconductor, Inc.	ST Microelectronics, Pte
Global Unichip Corp.	Texas Instruments Inc.
Infineon Technologies AG	Toshiba Corporation
Intel Corporation	Xilinx, Inc.
International Business Machines Corporation (“IBM”)

Our top 25 customers accounted for 73.5% of our net sales in 2008, and our ten largest customers accounted for approximately 49.8%, 47.0% and 43.6% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales in 2008, 2007 or 2006.

As a result of the recent financial crisis and tightening of the credit markets, our customers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us. With respect to our customer accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers.

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

We work closely with our primary material suppliers to ensure that materials are available and delivered on time. Moreover, utilizing commodity managers to globally manage specific commodities, we also negotiate world-

wide pricing agreements with our major suppliers to take advantage of the scale of our operations. We are not dependent on any one supplier for a substantial portion of our material requirements.

Equipment

Our ability to meet the changing demand for our customers for manufacturing capacity requirements depends upon obtaining packaging and test equipment in a timely manner. We work closely with our main equipment suppliers to coordinate the ordering and delivery of equipment to meet our expected capacity needs.

Packaging Equipment

The primary equipment used in the packaging of products are wire bonders and die bonders. In addition, we maintain a variety of other packaging equipment, including mold, singulation, die attach, ball attach, and wafer backgrind along with numerous other types of manufacturing equipment. A substantial portion of our packaging equipment base can generally be used and adapted to support the manufacture of many of our package families through the use of relatively low cost tooling.

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

We are engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. We currently do not expect that capital expenditures or other costs attributable to compliance with environmental laws and regulations will have a material adverse effect on our business, liquidity, results of operations, financial condition or cash flows.

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

The principal elements of competition in the subcontracted semiconductor packaging market include:

•	technical competence,

•	quality,

•	price,

•	breadth of package offering,

•	new package design and implementation,

•	cycle times,

•	customer service and

•	available capacity.

We believe that we generally compete favorably with respect to each of these elements.

INTELLECTUAL PROPERTY

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various products and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy, as a whole, we are not materially dependent on any one patent or any one technology. We expect to continue to file patent applications when appropriate to protect our proprietary technologies, but we cannot assure you that we will receive patents from pending or future applications. In addition, any patents we obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks. We have promoted and will continue to promote our particular brands through advertising and other marketing techniques.

EMPLOYEES

As of December 31, 2008, we had 20,500 full-time employees. Of the total employee population, 14,900 were engaged in manufacturing services, 3,700 were engaged in manufacturing support, 300 were engaged in research and development, 300 were engaged in marketing and sales and 1,300 were engaged in finance, business management and administration. We expect to reduce our work force by an estimated 1,700 employees during the three months ending March 31, 2009. We believe that our relations with our employees are good, and we have never experienced a work stoppage in any of our factories. Our employees in China, France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain members of our factories in Japan, Korea and Singapore are members of a union and those that are members of a union are subject to collective bargaining agreements.

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

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past, and the recent financial crisis and declining conditions in the global economy have resulted in a downturn in the semiconductor industry. Reduced economic activity, concerns about a global recession and inflation and deflation, decreased consumer spending, reduced corporate profits and capital spending and adverse business conditions and liquidity concerns are negatively impacting demand for our services, creating downward pressure on prices and making it increasingly difficult for us to accurately forecast and plan future business activities.

As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, and if industry conditions continue to deteriorate, we could suffer significant losses, as we have in the past, which could materially impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of current adverse economic conditions, could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services and our ability to manage our capital expenditures in response to market conditions, control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors has resulted in significant declines in our operating results and cash flows as capacity utilization rates have declined.

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

It is often difficult to predict the impact of these factors upon our results for a particular period. The recent downturn in the global economy and the semiconductor industry has increased the risks associated with the foregoing factors as customer forecasts have become more volatile, and there is less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets, and consumer demand. These factors may materially and adversely affect our business, liquidity, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. We are currently experiencing lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services. This can lead to significantly reduced margins during that period. Although our capacity utilization rates at times have been strong, we cannot assure that we will be able to maintain consistently high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected. The recent declines in demand have significantly reduced our margins and we have experienced lower utilization rates in our manufacturing operations.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize during the downturn. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows. Additionally, we could suffer significant losses if current industry conditions continue to deteriorate further, which could materially impact our business, liquidity, results of operations, financial position and cash flows.

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Recent downward volatility in customer forecasts and reduced visibility caused by economic uncertainty and declining global consumer demand has made it particularly difficult to predict future results. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably, and the trading prices of our securities may be adversely impacted.

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future and these pricing pressures can be expected to increase during a downturn in the semiconductor industry. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially adversely affected.

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

Furthermore, to the extent we limit capacity commitments for certain customers, these customers may begin to increase their level of in-house packaging and test capabilities, which could adversely impact our sales and profitability and make it more difficult for us to regain their business when we have available capacity. Any shift or a slowdown in this trend of outsourcing packaging and test services is likely to adversely affect our business, liquidity, results of operations, financial condition and cash flows.

In a downturn in the semiconductor industry, such as the downturn we are currently experiencing, IDMs may respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. This would have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2008, our total debt balance was $1,493.4 million, of which $54.6 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2008, we had capital additions of $341.7 million and in 2009, we expect to make capital additions of approximately $100 million, which is well below 2008 levels. In addition, we have a significant level of debt, with $1,493.4 million outstanding at December 31, 2008, $54.6 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $54.6 million due in 2009, $54.7 million due in 2010, $364.8 million due in 2011, $43.0 million due in 2012, $564.9 million due in 2013 and $411.4 million due thereafter. The interest payments required on our debt are also substantial. For example, in the year ended December 31, 2008, we paid $121.3 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2008, we had cash and cash equivalents of $424.3 million and $86.4 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, the recent financial crisis affecting the worldwide banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets which could make it much more difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

In addition, if we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry, the current economic downturn and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected.

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. The $671.1 million write-off of our goodwill at December 31, 2008 has significantly reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. In addition, our future debt agreements may contain financial covenants and ratios.

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

We sponsor an accrued severance plan in our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. In addition, and in accordance with severance plan regulations in Korea, employers may pay employees earned benefits prior to terminating their employment with us. In January 2009, we paid $31.6 million of such interim benefits using cash on hand. Our severance plan obligation is significant and in the event of a reduction in force or other termination of employment in our Korean facilities, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 12 to our Consolidated Financial Statements included in this Annual Report.

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

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

We Face Product Return and Liability Risks, the Risk of Economic Damage Claims and the Risk of Negative Publicity if Our Packages Fail.

Our packages are incorporated into a number of end products, and our business is exposed to product return and liability risks, the risk of economic damage claims and the risk of negative publicity if our packages fail.

In addition, we are exposed to the product and economic liability risks and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our packages are delivered with impurities or defects, we could incur additional development, repair or replacement costs, suffer other economic losses and our credibility and the market’s acceptance of our packages could be harmed.

Absence of Backlog — The Lack of Contractually Committed Customer Demand May Adversely Affect Our Sales.

Our packaging and test business does not typically operate with any material backlog. Our quarterly net sales from packaging and test services are substantially dependent upon our customers’ demand in that quarter. None of our customers have committed to purchase any significant amount of packaging or test services or to provide us with binding forecasts of demand for packaging and test services for any future period, in any material amount. In addition, our customers often reduce, cancel or delay their purchases of packaging and test services for a variety of reasons including industry-wide, customer-specific and Amkor-related reasons. Since a large portion of our costs is fixed and our expense levels are based in part on our expectations of future revenues, we may not be able to adjust costs in a timely manner to compensate for any sales shortfall. If we are unable to do so, it would adversely affect our margins, operating results, financial condition and cash flows. If the decline in customer demand continues, our business, liquidity, results of operations, financial condition and cash flows will be materially and adversely affected.

Risks Associated With International Operations — We Depend on Our Factories and Operations in China, Japan, Korea, the Philippines, Singapore and Taiwan. Many of Our Customers’ and Vendors’ Operations Are Also Located Outside of the U.S.

We provide packaging and test services through our factories and other operations located in China, Japan, Korea, the Philippines, Singapore and Taiwan. Although we do not derive any revenue from, nor sell any packages in North Korea, any future increase in tensions between South Korea and North Korea which may occur, for example, an outbreak of military hostilities, could adversely affect our business, liquidity, results of operations, financial condition and cash flows. Moreover, many of our customers’ and vendors’ operations are located outside the U.S. The following are some of the risks inherent in doing business internationally:

•	changes in consumer demand resulting from deteriorating conditions in local economies;

•	regulatory limitations imposed by foreign governments, including limitations or taxes imposed on the payment of dividends and other payments by non-U.S. subsidiaries;

•	fluctuations in currency exchange rates;

•	political, military, civil unrest and terrorist risks;

•	disruptions or delays in shipments caused by customs brokers or government agencies;

•	changes in regulatory requirements, tariffs, customs, duties and other restrictive trade barriers or policies;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences resulting from changes in tax laws.

Our Management Information Systems May Prove Inadequate — We Face Risks in Connection With Our Current Project to Install a New Enterprise Resource Planning System For Our Business.

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. We are implementing a new enterprise resource planning system to replace many of our existing systems at significant locations. We face risks in connection with our current project to install a new enterprise resource system for our business. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the system may exceed our plans and expectations; and

•	disruptions resulting from the implementation of the system may damage our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition, or harm our control environment.

Our business could be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to continue to implement a new enterprise resource planning system over a multi-year program on a company-wide basis.

We Face Risks Trying to Attract and Retain Qualified Employees to Support Our Operations.

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

Difficulties Consolidating and Evolving Our Operational Capabilities — We Face Challenges as We Integrate Diverse Operations.

We have experienced, and expect to continue to experience, change in the scope and complexity of our operations primarily through facility consolidations, strategic acquisitions, joint ventures and other partnering arrangements and may continue to engage in such transactions in the future. For example, each business we have acquired had, at the time of acquisition, multiple systems for managing its own production, sales, inventory and other operations. Migrating these businesses to our systems typically is a slow, expensive process requiring us to divert significant amounts of resources from multiple aspects of our operations. These changes have strained our managerial, financial, plant operations and other resources. Future consolidations and expansions may result in inefficiencies as we integrate operations and manage geographically diverse operations.

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

We purchase new packaging and test equipment to maintain and expand our operations. From time to time, increased demand for new equipment may cause lead times to extend beyond those normally required by equipment vendors. For example, in the past, increased demand for equipment caused some equipment suppliers to only partially satisfy our equipment orders in the normal time frame or to increase prices during market upturns for the semiconductor industry. The unavailability of equipment or failures to deliver equipment could delay or impair our ability to meet customer orders. If we are unable to meet customer orders, we could lose potential and existing customers. Generally, we do not enter into binding, long-term equipment purchase agreements and we acquire our equipment on a purchase order basis, which exposes us to substantial risks. For example, changes in foreign currency exchange rates could result in increased prices for equipment purchased by us, which could have a material adverse effect on our results of operations.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 49.8%, 47.0% and 43.6% of our net sales in the years ended December 31, 2008, 2007 and 2006, respectively. No customer accounted for more than 10% of our net sales in any of these years.

The demand for our services from each customer is directly dependent upon that customer’s level of business activity, which could vary significantly from year to year. The loss of a large customer may adversely affect our sales and profitability. Our key customers typically operate in the cyclical semiconductor business and, in the past, order levels have varied significantly from period to period based on a number of factors. Our business is likely to remain subject to this variability in order levels, and we cannot assure you that these key customers or any other customers will continue to place orders with us in the future at the same levels as in past periods. The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement and actively collaborate with IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Capital Additions — We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. The amount of capital additions will depend on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization levels and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies;

•	the current financial crisis affecting the worldwide banking system and financial markets and the going concern threats to investment banks and other financial institutions that have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets; and

•	economic, political and other global conditions.

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

Impairment Charges — Any Impairment Charges Required Under U.S. GAAP May Have a Material Adverse Effect on Our Net Income.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include significant under-performance relative to expected historical or projected future operating results, significant negative industry or economic trends and our market capitalization relative to net book value. As of December 31, 2008, we recorded a charge to earnings of $671.1 million to write-off our goodwill. We may be required in the future to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined. Such charges have had and could have a significant adverse impact on our results of operations.

The Matters Relating to an SEC Investigation, Our Historical Stock Option Granting Practices and the Resultant Restatement of Our Consolidated Financial Statements Resulted in Litigation and Regulatory Proceedings Against Us, Which Could Have a Material Adverse Effect on Us.

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The investigation related initially to transactions in our securities and later to our historical stock option practices. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations that had been charged in a criminal case against him with respect to trading Amkor securities based on material non-public information. The SEC’s civil action against the former general counsel has been settled. While the SEC’s investigation continues and we cannot predict the ultimate scope or final outcome, we believe that the investigation is now limited to certain securities trading by a former non-executive employee. We intend to continue to cooperate with the SEC.

To correct certain accounting errors relating to our historical stock option granting practices, we amended our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate our financial information from 1998 through March 31, 2006. The review of our historical stock option granting practices, related activities and the resulting restatements, required us to incur substantial expenses during 2006 for legal, accounting, tax and other professional services and diverted our management’s attention from our business.

These matters have exposed us to greater risks associated with litigation and regulatory proceedings as described in Note 15 to our Consolidated Financial Statements in this Annual Report which, if adversely determined, could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 15 to the Consolidated Financial Statements included in this Annual Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

Packaging and Test — Packaging and Test Processes Are Complex and Our Production Yields and Customer Relationships May Suffer from Defects in the Services We Provide.

Semiconductor packaging and test services are complex processes that require significant technological and process expertise. The packaging process is complex and involves a number of precise steps. Defective packages primarily result from:

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

These and other factors have, from time to time, contributed to lower production yields. They may also do so in the future, particularly as we adjust our capacity or change our processing steps. In addition, we must continue to expand our offering of packages to be competitive. Our production yields on new packages typically are significantly lower than our production yields on our more established packages.

Our failure to maintain high standards or acceptable production yields, if significant and prolonged, could result in loss of customers, increased costs of production, delays, substantial amounts of returned goods and claims by customers relating thereto. Any of these problems could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Competition — We Compete Against Established Competitors in the Packaging and Test Business as Well as Internal Customer Capabilities.

The subcontracted semiconductor packaging and test market is very competitive. We face substantial competition from established packaging and test service providers primarily located in Asia, including companies with significant processing capacity, financial resources, research and development operations, marketing and other capabilities. These companies also have established relationships with many large semiconductor companies that are our current or potential customers. We also face competition from the internal capabilities and capacity of many of our current and potential IDM customers. In addition, we may in the future have to compete with companies (including semiconductor foundries) that may enter the market or offer new or emerging technologies that compete with our packages and services.

We cannot assure you that we will be able to compete successfully in the future against our existing or potential competitors or that our customers will not rely on internal sources for packaging and test services, or that our business, liquidity, results of operations, financial condition and cash flows will not be adversely affected by such increased competition.

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

Intellectual Property — We May Become Involved in Intellectual Property Litigation.

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various packages and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy, as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. There can be no assurance that other countries in which we market our services will protect our intellectual property rights to the same extent as the U.S.

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

As of December 31, 2008, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and certain family trusts beneficially owned approximately 44% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying our 6.25% convertible subordinated notes due 2013. Mr. James J. Kim’s family, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
	Factory Size
Location	(Square feet)	Services

Korea
Seoul, Korea-K1(1)	698,000	Packaging services Package and process development
Pupyong, Korea-K3(1)	404,000	Packaging and test services
Kwangju, Korea-K4(1)	907,000	Packaging and test services
Philippines
Muntinlupa, Philippines-P1(2)	598,000	Packaging and test services Package and process development
Muntinlupa, Philippines-P2(2)	151,000	Packaging services
Province of Laguna, Philippines-P3(2)	400,000	Packaging services
Province of Laguna, Philippines-P4(2)	225,000	Test services
Taiwan
Lung Tan, Taiwan-T1(1)	350,000	Packaging and test services
Hsinchu, Taiwan-T3(1)	314,000	Packaging and test services
Hsinchu, Taiwan-T5(1)	112,000	Wafer bump services
China
Shanghai, China-C1(3)	170,000	Packaging and test services
Shanghai, China-C3(4)	953,000	Packaging and test services
Japan
Kitakami, Japan(3)	211,000	Packaging and test services
Singapore
Kaki Bukit, Singapore-S1(3)(6)	141,000	Test services
Science Park, Singapore-S3(5)	165,000	Wafer bumping services
United States
Raleigh-Durham, NC(3)	37,000	Package and process development
Chandler, AZ(1)	2,000	Test process development

(1)	Owned facility and land.

(2)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own the buildings at our P1, P3 and P4 facilities and lease the buildings at our P2 facility from one of the aforementioned realty companies.

(3)	Leased facility.

(4)	Owned facility. 450,000 square feet were facilitized with a clean room manufacturing environment and equipment as of December 31, 2008. Land is leased.

(5)	Owned facility. Land is leased.

(6)	As part of our on going efforts to reduce cost, we have begun consolidating our operations and administrative function located at S1 to S3 to be completed in the first half of 2009.

We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of 2008, we experienced lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services. Despite current lower utilization rates, we intend to expand our production capacity as necessary to meet customer demand.

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

	High	Low

2008
First Quarter	$12.38	$6.55
Second Quarter	12.36	8.68
Third Quarter	10.66	6.31
Fourth Quarter	6.22	1.55
2007
First Quarter	$12.98	$9.81
Second Quarter	15.75	12.82
Third Quarter	16.18	9.80
Fourth Quarter	12.27	7.72

There were approximately 186 holders of record of our common stock as of January 31, 2009.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
			Total Principal	Maximum Number (or
			Amount of	Approximate Dollar
			Convertible Notes	Value) of
	Total Principal	Average Price Paid	Purchased as Part	Convertible Notes
	Amount of	Per $1,000	of a Publicly	That May Yet Be
	Convertible Notes	Principal Amount of	Announced Plan or	Purchased Under the
Period	Purchased(1)	Convertible Notes	Program(1)	Plan or Program(1)

October 1 — October 31, 2008	$—	$—	$—	$—
November 1 — November 30, 2008	78,434,000	654.31	—	—
December 1 — December 31, 2008	—	—	—	—

(1)	In November 2008, we repurchased $78.5 million of our outstanding 2.5% Convertible Senior Subordinated Notes due May 2011. All repurchases were made in open market transactions. We do not have a note repurchase plan or program.

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., The S&P 500 Index
And The Philadelphia Semiconductor Index

* $100 invested on December 31, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

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

The following selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our historical Consolidated Financial Statements which are not included in this Annual Report. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, both of which are included in this Annual Report.

The summary consolidated financial data below reflects the following transactions on a historical basis: (i) our 2004 acquisitions of the remaining 40% ownership interest in Amkor Iwate Corporation, certain packaging and test assets from IBM, 60% of Unitive Semiconductor Taiwan (“UST”) and 100% of Unitive, and (ii) our 2006 acquisition of substantially all of the remaining 40% interest in UST.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,658,602	$2,739,445	$2,728,560	$2,099,949	$1,901,279
Cost of sales(a)	2,096,864	2,057,572	2,053,600	1,744,178	1,538,009

Gross profit	561,738	681,873	674,960	355,771	363,270

Operating expenses:
Selling, general and administrative(b)	251,756	254,365	251,142	293,319	224,781
Research and development	56,227	41,650	38,735	37,347	36,707
Goodwill impairment(c)	671,117	—	—	—	—
Gain on sale of real estate and specialty test operations(d)	(9,856)	(4,833)	—	(4,408)	—

Total operating expenses	969,244	291,182	289,877	326,258	261,488

Operating (loss) income	(407,506)	390,691	385,083	29,513	101,782

Other (income) expense:
Interest expense, net	109,980	124,099	154,807	165,351	148,902
Interest expense, related party	6,250	6,250	6,477	521	—
Foreign currency (gain) loss(e)	(61,057)	8,961	13,255	9,318	6,190
(Gain) loss on debt retirement, net(f)	(35,987)	15,876	27,389	(253)	—
Other (income) expense, net(g)	(1,004)	668	661	(191)	(24,444)

Total other expense, net	18,182	155,854	202,589	174,746	130,648

(Loss) income before equity investment losses, income taxes, and minority interests	(425,688)	234,837	182,494	(145,233)	(28,866)
Equity investment losses	—	—	—	(55)	(2)
Income tax expense (benefit)	31,788	12,597	11,208	(5,551)	15,192

(Loss) income before minority interests	(457,476)	222,240	171,286	(139,737)	(44,060)
Minority interests, net of tax	781	(2,376)	(1,202)	2,502	(904)

Net (loss) income	$(456,695)	$219,864	$170,084	$(137,235)	$(44,964)

Net (loss) income per common share:
Basic	$(2.50)	$1.22	$0.96	$(0.78)	$(0.26)

Diluted	$(2.50)	$1.11	$0.90	$(0.78)	$(0.26)

Shares used in computing net (loss) income per common share:
Basic	182,734	180,597	177,682	176,385	175,342
Diluted	182,734	208,767	199,556	176,385	175,342

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Other Financial Data:
Depreciation and amortization	$309,920	$283,267	$273,845	$248,637	$230,344
Purchases of property, plant and equipment	386,239	236,240	315,873	295,943	407,740

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$424,316	$410,070	$244,694	$206,575	$372,284
Working capital	306,174	310,341	215,095	131,362	346,578
Total assets	2,383,993	3,192,606	3,041,264	2,955,091	2,965,368
Total long-term debt	1,438,751	1,611,570	1,819,901	1,956,247	2,040,813
Total debt, including short-term borrowings and current portion of long-term debt	1,493,360	1,764,059	2,005,315	2,140,636	2,092,960
Additional paid-in capital	1,496,976	1,482,186	1,441,194	1,431,543	1,428,368
Accumulated deficit	(1,278,221)	(821,526)	(1,041,390)	(1,211,474)	(1,074,239)
Stockholders’ equity	237,139	654,619	393,920	223,905	369,151

(a)	During 2008, we recorded a charge of $61.4 million for unpaid royalties relating to the resolution of a patent license dispute, of which $49.0 million related to royalties for periods prior to 2008.

(b)	During 2006 and 2005, we recorded $1.0 million and $50.0 million respectively, related to epoxy mold compound litigation.

(c)	At December 31, 2008, we recorded a non-cash charge of $671.1 million to write off our remaining goodwill.

(d)	During 2008, we sold land and a warehouse in Korea and recorded a gain of $9.9 million. In 2007, we recorded a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes. During 2005, we recognized a gain of $4.4 million on the sale of our Wichita, Kansas specialty test operation and in 2007, we recognized an additional $1.7 million gain related to an earn-out provision.

(e)	We recognize foreign currency (gains) losses due to the remeasurement of certain of our foreign currency denominated monetary assets and liabilities. During 2008, the net foreign currency gain of $61.1 million is primarily attributable to the depreciation of the Korean won and the impact on the remeasurement of our Korean severance obligation.

(f)	During 2008, we recorded a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In 2007, we recorded a loss of $15.9 million related to the refinancing of the second lien term loan. During 2006, we recorded a loss of $27.4 million related to the tender offer to purchase $352.3 million principal amount of our 9.25% senior notes due February 2008 and the repurchase of $178.1 million of the 10.5% senior subordinated notes due May 2009.

(g)	During 2008, we sold our entire investment in marketable securities of Dongbu Hitek Co. Ltd. (formerly known as ASI) for $2.5 million in cash and recorded a loss of $0.5 million. During 2004, we sold 10.1 million shares of ASI common stock for approximately $49.7 million and recorded a gain of $21.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) our expectations regarding demand for our services and customer inventory levels, (2) the focus and level of our expected capital investments, (3) investments in our information systems and cost reduction initiatives, (4) our expected gain on debt extinguishment, (5) our ability to fund our operating activities, working capital, capital expenditures and debt service requirements for the next twelve months, (6) the payment of dividends and expected use of cash flows, if any in the future, (7) compliance with our covenants, (8) the effect of foreign currency exchange rate exposure on our financial results, (9) the release of valuation allowances related to taxes in the future, (10) the repurchase of outstanding debt, (11) expected labor cost reductions, workforce reductions and related severance charges and the impact on quarterly cost of sales and operating expenses, (12) our expectations regarding free cash flow, revenue, net loss and gross margin in the first quarter of 2009, and (13) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2008 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Business”, Item 6 “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplemental Data” in this Annual Report as well as other reports we file with the SEC.

Overview

Amkor is one of the world’s leading subcontractors of semiconductor packaging and test services. Packaging and test are integral steps in the process of manufacturing semiconductor devices. The manufacturing process begins with silicon wafers and involves the fabrication of electronic circuitry into complex patterns, thus creating large numbers of individual chips on the wafers. The fabricated wafers are then probe tested to ensure the individual devices meet electrical specifications. The packaging process creates an electrical interconnect between the semiconductor chip and the system board. In packaging, fabricated semiconductor wafers are separated into individual chips. These chips are typically attached through wire bond or wafer bump technologies to a substrate or leadframe and then encased in a protective material. In the case of an advanced wafer level package, the package is assembled on the surface of a wafer.

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

The recent credit crisis and global decline in consumer confidence has resulted in a deteriorating macro-economic environment. As a result, the semiconductor industry is experiencing a significant cyclical downturn. Such a downturn is characterized by decreases in product demand and excess customer inventories. During the three months ended December 31, 2008, we experienced cancellations, deferrals and a significant slowdown in orders. For the three months ended December 31, 2008, our net sales were $548.7 million compared to $746.9 million in the prior year comparable period due to the broad based decline in demand across our packaging and test businesses. Gross margin for the three months ended December 31, 2008 was 17.8%, down from 27.2% in the prior year comparable period. The recent downturn in demand has resulted in significant declines in our operating results and cash flows as capacity utilization rates have declined. Since the end of the third quarter of 2008, we have also experienced a significant and sustained decline in our market capitalization below our carrying value of net assets which, combined with the reduction in demand due to the deteriorating macro-economic environment, resulted in the write off of our remaining goodwill balance of $671.1 million as of December 31, 2008.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, in 2008 and continuing into 2009, we have implemented cost reduction measures that include lowering executive and other employee compensation, reductions in employee and contractor headcount, and shortened work weeks. We have also significantly reduced our expected capital investment levels in 2009 to an estimated $100 million, well below our 2008 levels. We do not expect to be free cash flow positive in the three months ended March 31, 2009 primarily as a result of the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and other employee benefit and separation payments.

While the current outlook is negative, we believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. Other than annual amortizing debt of approximately $54.6 million, we have no significant debt due until 2011 when the remaining $288.6 million 2.5% convertible and 7.125% senior notes become due.

Many of our customers are negative on the near term outlook and have reduced their levels of inventory in response to current uncertainties about global economic conditions and reduced demand. During the three months ended March 31, 2009, we expect our revenue will further decline from our fourth quarter 2008 levels, and we will incur a net loss. It is difficult to predict the timing, strength or duration of this economic slowdown or subsequent economic recovery and the current uncertainties about global economic conditions make it very challenging for our customers and us to accurately forecast and plan future business activities. This has increased the risk that our actual results may differ from our expectations.

Our net sales for 2008 were $2,658.6 million, a decrease of $80.8 million, or 3.0% compared to $2,739.4 million for 2007. For the first nine months of 2008, we had an increase of 5.9% in net sales compared to the prior year comparable period due to the growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging as well as test services. During the three months ended December 31, 2008, we had a decrease in net sales of 26.5% from the prior year comparable period due primarily to the economic downturn described above.

Gross margin for 2008 of 21.1% was down from 24.9% in 2007. Included in our cost of sales for 2008 was a charge of $61.4 million for royalties relating to a resolution of a patent license dispute which reduced our gross margin by two percentage points for 2008. Approximately $49.0 million of the royalty charges related to the period from March 2002 through the end of 2007. In addition, we recorded a charge of $11.5 million relating to workforce reduction programs. We expect continued decline in gross margin for the three months ended March 31, 2009, primarily from the low level of current economic activity.

We recorded a goodwill impairment charge of $671.1 million at December 31, 2008. Our annual goodwill impairment test was done in the second quarter of 2008 with no impairment necessary at that time. During the three months ended December 31, 2008, based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value of net assets and the deteriorating macro-economic environment which resulted in a significant decline in customer demand, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at December 31, 2008. We concluded our goodwill was impaired and recorded a non-cash charge at December 31, 2008.

Net interest expense in 2008 decreased $14.1 million primarily due to our continued focus on strengthening our liquidity by reducing debt as well as refinancing debt with lower interest rate instruments. Included in our net interest expense for 2008 is a charge of approximately $3.3 million of interest paid in 2009 for unpaid royalties related to a resolution of a patent license dispute.

Net loss for 2008 was $456.7 million, or $2.50 loss per share, compared with net income in 2007 of $219.9 million, or $1.11 per diluted share. Included in 2008 net loss was the charge of $671.1 million, or $3.67 per share, for goodwill impairment as well as a $64.7 million charge relating to the accrued and unpaid royalties and interest for the resolution of a patent license dispute. These items were partially offset by a $61.1 million net foreign currency gain from the remeasurement of certain subsidiaries’ balance sheet items and a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011. During 2008, we also incurred $13.8 million in charges for termination benefits and a net pension curtailment loss from our workforce reduction programs.

In 2008, our capital additions totaled $341.7 million or 13% of net sales. Our investments are focused on strategically positioning the company for the future, including our investments in information systems and cost reduction initiatives.

Cash provided by operating activities increased $2.4 million to $605.8 million for the year ended December 31, 2008 as compared to $603.4 million for the year ended December 31, 2007. Cash flow from operations during 2008 funded capital purchases of $386.2 million generating $219.6 million of free cash flow (defined below). Please see the Liquidity and Capital Resources section below for a further analysis of the change in our balance sheet and cash flows during 2008.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Gross profit	21.1%	24.9%	24.7%
Depreciation and amortization	11.7%	10.3%	10.0%
Operating (loss) income	(15.3)%	14.3%	14.1%
(Loss) income before income taxes and minority interests	(16.0)%	8.6%	6.7%
Net (loss) income	(17.2)%	8.0%	6.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.  Net sales decreased $80.8 million, or 3.0%, to $2,658.6 million in 2008 from $2,739.4 million in 2007. For the first nine months of 2008, we had an increase of 5.9% in net sales compared to the prior year comparable period, due to the growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging as well as test services. During the three months ended December 31, 2008, we had a decrease in net sales of 26.5% from the prior year comparable period. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic downturn and weakness in consumer spending experienced during the three months ended December 31, 2008.

Packaging Net Sales.  Packaging net sales decreased $86.9 million, or 3.6%, to $2,343.5 million for 2008 from $2,430.4 million in 2007. For the first nine months of 2008, we had an increase of 4.7% in packaging net sales compared to the prior year comparable period, due to the growth of our advanced packaging solutions and the benefit of our investments in 3D packaging, flip chip and wafer level packaging. During the three months ended December 31, 2008, we had a decrease due to the general decline in demand and inventory management efforts by our customers as a result of the global economic downturn and weakness in consumer spending experienced during the three months ended December 31, 2008. Packaging unit volume decreased in 2008 to 8.6 billion units compared to 8.7 billion units in 2007.

Test Net Sales.  Despite the overall decline in demand due to the global economic downturn, test net sales increased $4.7 million, or 1.5%, to $314.3 million in 2008 from $309.6 million in 2007 principally due to an increase in wafer probe services which have a higher average selling price.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 37.7% for the year ended December 31, 2007 to 38.0% for the year ended December 31, 2008 due to change in mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 15.3% in 2008 compared to 16.0% in 2007. The decrease in labor costs is due primarily to a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies against the U.S. dollar as substantially all of our manufacturing operation workforce is paid in local currencies. In addition, we began to realize savings from our workforce reduction activities and other cost savings initiatives implemented during 2008. These benefits from foreign currency changes and labor cost reduction efforts were partially offset by the severance costs and other charges incurred in connection with workforce reductions in 2008.

As a percentage of net sales, other manufacturing costs increased to 25.6% for the year ended December 31, 2008 from 21.4% for the year ended December 31, 2007. Included in other manufacturing costs for 2008 is a charge of $61.4 million for royalties related to the resolution of a patent license dispute. Other manufacturing costs also increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services.

Stock-based compensation included in cost of sales was $0.8 million for the year ended December 31, 2008 compared to $1.3 million for the year ended December 31, 2007.

Gross Profit.  Gross profit decreased $120.1 million to $561.7 million, or 21.1% of net sales in 2008 from $681.9 million, or 24.9% of net sales, in 2007. Included in cost of sales for 2008 are $61.4 million for royalties related to the resolution of a patent license dispute and $11.5 million of charges for workforce reduction programs. The decrease in gross profit and gross margin was partially offset by improved factory performance and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $104.8 million to $473.0 million, or 20.2% of packaging net sales, in 2008 from $577.8 million, or 23.8% of packaging net sales, in 2007. Included in cost of sales for 2008 are $61.4 million for royalties related to the resolution of a patent license dispute and charges for workforce reduction programs. The packaging gross profit decrease was partially offset by improved product mix, consisting of an increase in our advanced package technologies including flip chip and 3D packages and a decrease in our traditional, lower margin leadframe packages. The decrease was also partially offset by a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in 2008 decreased $14.8 million to $88.6 million, or 28.2% of test net sales from $103.4 million, or 33.4% of test net sales, in 2007. The decrease in gross margin is due to higher depreciation costs as a result of our capital investments, charges incurred for termination benefits and a net pension curtailment loss from our workforce reduction programs attributable to our test business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.6 million, or 1.0%, to $251.8 million for 2008, from $254.4 million for 2007. The decrease was primarily caused by lower legal costs, partially offset by an increase in salaries and benefits in our corporate and sales offices.

Research and Development.  Research and development activities are focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses increased $14.6 million to $56.2 million, or 2.1% of net sales for 2008 from $41.7 million, or 1.5% of net sales in 2007. The increase in our research and development expenses was primarily due to the development of our North Carolina facility as a research and development center, new research and development projects for advanced packaging technologies and investments in information technology to support our technology development efforts.

Goodwill Impairment.  We recorded a goodwill impairment charge in the amount of $671.1 million at December 31, 2008 to write off the entire carrying value of our goodwill. No goodwill impairment was incurred in 2007. This non-cash charge had no impact on liquidity or cash flows from operations.

Gain on Sale of Real Estate and Specialty Test Operations.  During 2008, we sold land and a warehouse in Korea for $14.3 million in cash and recorded a gain of $9.9 million, with no net tax effect. In 2007, we recognized a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes. Also in 2007, we recognized a gain of $1.7 million as a result of an earn-out provision related to our divesture of a specialty test operation in October 2005.

Other (Income) Expense.  Other expense, net decreased $137.7 million to $18.2 million, or 0.7% of net sales for 2008 from $155.9 million, or 5.7% of net sales in 2007. This decrease was driven by a $61.1 million foreign currency gain recorded in 2008 primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. In addition, in 2008 we recognized a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011. In 2007, we recognized $15.9 million of debt retirement costs, net. The $14.1 million reduction in net interest expense is due to reduced debt and the refinancing of certain debt with lower rate instruments. The reduced interest expense was partially offset by $3.3 million of interest related to the resolution of a patent license dispute.

Income Tax Expense.  In 2008, we recorded an income tax expense of $31.8 million as compared to an income tax expense of $12.6 million in 2007. The increase in income tax is primarily attributable to profits in our taxable foreign jurisdictions, the establishment of a valuation allowance in 2008 against certain deferred tax assets in Japan, and the release of a valuation allowance in 2007 at our largest subsidiary in Taiwan. Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory tax rate. In 2008, our effective tax rate also reflects the $671.1 million goodwill impairment.

At December 31, 2008, we had U.S. net operating loss carryforwards totaling $343.2 million, which expire at various times through 2028. At December 31, 2008, we continued to record a valuation allowance on a substantial portion of our deferred tax assets, including our net operating loss carryforwards, and will release such valuation allowance when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

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

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2008. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period.

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

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Net sales	$548,712	$719,731	$690,676	$699,483	$746,888	$689,083	$652,486	$650,988
Cost of sales	451,088	590,700	531,745	523,331	543,976	519,152	490,794	503,650

Gross profit	97,624	129,031	158,931	176,152	202,912	169,931	161,692	147,338

Operating expenses:
Selling, general and administrative	58,399	60,467	67,441	65,449	62,142	64,080	62,360	65,783
Research and development	13,192	14,084	15,095	13,856	10,720	10,282	11,023	9,625
Goodwill impairment	671,117	—	—	—	—	—	—	—
Gain on sale of real estate and specialty test operations	—	—	(9,856)	—	—	(1,717)	—	(3,116)

Total operating expenses	742,708	74,551	72,680	79,305	72,862	72,645	73,383	72,292

Operating (loss) income	(645,084)	54,480	86,251	96,847	130,050	97,286	88,309	75,046
Other (income) expense, net	(25,316)	8,399	16,386	18,713	32,699	34,552	52,581	36,022

(Loss) income before income taxes, and minority interests	(619,768)	46,081	69,865	78,134	97,351	62,734	35,728	39,024
Income tax expense	5,237	16,313	4,298	5,940	3,024	1,194	4,272	4,107

(Loss) income before minority interests	(625,005)	29,768	65,567	72,194	94,327	61,540	31,456	34,917
Minority interests, net of tax	1,927	(613)	(335)	(198)	(663)	(920)	(466)	(327)

Net (loss) income	$(623,078)	$29,155	$65,232	$71,996	$93,664	$60,620	$30,990	$34,590

Net (loss) income per common share:
Basic	$(3.40)	$0.16	$0.36	$0.40	$0.52	$0.33	$0.17	$0.19
Diluted	$(3.40)	$0.15	$0.33	$0.36	$0.46	$0.30	$0.16	$0.18

Liquidity and Capital Resources

The recent credit crisis and global decline in consumer confidence has resulted in a deteriorating macro-economic environment. As a result, the semiconductor industry is experiencing a significant cyclical downturn. During the three months ended December 31, 2008, we experienced cancellations, deferrals and a significant slowdown in orders. For the three months ended December 31, 2008, our net sales were $548.7 million compared to $746.9 million in the prior year comparable period due to the broad based decline in demand across our packaging and test businesses. Gross margin for the three months ended December 31, 2008 was 17.8% down from 27.2% in the prior year comparable period. The recent downturn in demand has resulted in significant declines in our operating results and cash flows as capacity utilization rates have declined.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies in 2008 and continuing into 2009, we have implemented cost reduction measures that include lowering executive and other employee compensation, reductions in employee and contractor headcount, and shortened work weeks. We have also significantly reduced our expected capital investment levels in 2009 to an estimated $100 million, well below our 2008 levels. We do not expect to be free cash flow positive in the three months ended March 31, 2009 primarily as a result of the $64.7 million payment for the resolution of a patent license dispute and other employee benefit and separation payments.

While the current outlook is negative, we believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At December 31, 2008, we had $424.3 million of cash and cash equivalents and other than annual amortizing debt of approximately $54.6 million, we have no significant debt due until 2011 when the remaining $288.6 million 2.5% convertible and 7.125% senior notes become due.

During the three months ended March 31, 2009, we expect our revenue will further decline from our fourth quarter 2008 levels, and we will incur a net loss. We cannot predict the timing, strength or duration of this economic slowdown or subsequent economic recovery. The current uncertainties about global economic conditions make it very difficult for our customers and us to accurately forecast and plan future business activities which has increased the risk that our actual results may differ from our expectations.

We generated a net loss of $456.7 million in 2008 which included a $671.1 million non-cash goodwill impairment charge. We generated net income of $219.9 million and $170.1 million for the years ended December 31, 2007 and 2006, respectively. Our operating activities provided cash totaling $605.8 million in 2008, $603.4 million in 2007 and $523.6 million in 2006. In 2008, 2007 and 2006, cash flow from operating activities was sufficient to finance or pay for our investing activities as well as decrease our debt.

Although we have a significant level of debt, with $1,493.4 million outstanding at December 31, 2008, of which $54.6 million is current, we have continued to use existing cash to reduce our debt and refinance debt with lower interest rates and more favorable terms. To date in 2009 (through the filing date of this Form 10-K), we repurchased an aggregate $33.1 million principal amount due of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011 using $23.8 million of our cash on hand. In November and December 2008, we repurchased an aggregate $118.3 million principal amount due of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011 using $80.7 million of our cash on hand.

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

We were in compliance with all debt covenants at December 31, 2008 and expect to remain in compliance with these covenants for at least the next twelve months. The interest payments required on our debt are substantial. For example, for the year ended December 31, 2008, we paid $121.3 million of interest. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2008, we had capital additions of $341.7 million or 13% of net sales compared to 11% of net sales in 2007. Capital additions in the three months ended December 31, 2008 were lower than planned due to the deferment of purchases into 2009 and, in some cases, cancellations of orders. In 2009, we expect that our capital additions will be approximately $100 million because of the significant reduced level of customer demand. Our capital investments are focused on strategically positioning the company for the future, including our investments in information systems and cost reduction initiatives. During the year ended December 31, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

As part of our ongoing efforts to improve factory and corporate performance and manage costs, from time to time we evaluate our staffing levels compared to current business needs. During 2008, we reduced our headcount through reductions-in-force and attrition by 1,100 employees. We completed early voluntary retirement programs and involuntary reductions-in-force with special termination benefits paid to employees. We paid $2.5 million in cash for severance plan obligations and $12.3 million for special and contractual termination benefits related to these programs. All amounts owed for special and contractual termination benefits were paid as of December 31, 2008. To date in the three months ending March 31, 2009, we have made further reductions in corporate overhead and labor costs by lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies. We are pursuing other cost reduction initiatives in response to lower levels of demand. We expect to reduce our work force by an estimated 1,700 employees during the three months ending March 31, 2009 and record a severance charge estimated at $6 million, of which an estimated $5 million will be charged to cost of sales and an estimated $1 million will be charged to operating expenses. In the aggregate, as compared to the three months ended December 31, 2008, we expect these cost savings initiatives to lower quarterly cost of sales by approximately $15 million and operating expenses by approximately $7 million.

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of December 31, 2008, we had cash and cash equivalents of $424.3 million and $86.4 million available under our $100 million first lien senior secured revolving credit facility which matures in November 2009. We have initiated discussions with lenders to replace the current revolving credit facility. In January 2009, our subsidiary in China entered into a $50 million working capital facility agreement with a China bank maturing in January 2011. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. Amounts borrowed under the facility will bear interest at LIBOR plus 1.7%, payable in semi-annual payments. The facility is collateralized with certain real property and buildings in China.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part I, Item 1A “Risk Factors.”

Many of our debt agreements restrict our ability to pay dividends. The $671.1 million write-off of our goodwill at December 31, 2008 has significantly reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. We have never paid a dividend to our stockholders and we do not currently anticipate doing so. We expect cash flows to be used in the operation and expansion of our business, the repayment or repurchase of debt and for other corporate purposes.

Cash flows

Cash provided by operating activities was $605.8 million for the year ended December 31, 2008 compared to $603.4 million for the year ended December 31, 2007. Free cash flow (which we define as net cash provided by operating activities less purchases of property, plant and equipment) decreased by $147.6 million to $219.6 million for the year ended December 31, 2008 compared to $367.2 million for the year ended December 31, 2007. Our free cash flow for the years ended December 31, 2008 and 2007 was predominantly used to reduce debt. Free cash flow is not a GAAP measure. See “Financing activities” below for a further discussion of free cash flow and a reconciliation to GAAP.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2008 were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities	$605,818	$603,430	$523,630
Investing activities	(371,380)	(231,299)	(314,797)
Financing activities	(223,625)	(208,450)	(169,231)

Operating activities:  Our cash flow from operating activities in 2008 increased by $2.4 million compared to 2007. Operating income for the year ended December 31, 2008 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $87.8 million from 2007, largely as a result of decreased net sales.

Net interest expense for the year ended December 31, 2008 decreased by $14.1 million as compared with the year ended December 31, 2007 as a result of reduced debt levels as well as refinancing debt with lower interest rate instruments. Operating cash flows for the year ended December 31, 2007 were reduced by $9.0 million in prepayment fees in connection with refinancing our second lien term loan. Income tax expense for the year ended December 31, 2008 increased by $19.2 million as compared with the year ended December 31, 2007 primarily attributable to profits in our taxable foreign jurisdictions, the establishment of a valuation allowance in 2008 against certain deferred tax assets in Japan, and the release of a valuation allowance in 2007 at our largest subsidiary in Taiwan.

Changes in assets and liabilities increased operating cash flows during 2008 principally due to the reduction in accounts receivable. Accounts receivable and accounts payable have decreased significantly during 2008 due to decreased consumer spending which has decreased demand for our services. Accrued expenses increased principally due to the $64.7 million charge for unpaid royalties and interest relating to the resolution of a patent license dispute for the year ended December 31, 2008. For the year ended December 31, 2008, there was a reduction in the Korean severance obligation due to the depreciation of the Korean won.

Investing activities:  Our cash flows used in investing activities in 2008 increased by $140.1 million. This increase was primarily due to a $150.0 million increase in purchases of property, plant and equipment from $236.2 million in 2007 to $386.2 million in 2008. Capital expenditures were higher in 2008 due in part to our increased investments in wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services. Investing activities during the year ended December 31, 2008 included proceeds of $14.3 million from the sale of land and a warehouse in Korea. Investing activities during 2007 included increased proceeds from the sale of property, plant and equipment of $5.2 million primarily attributable to a sale of real property in Korea that had been used for administrative purposes and $1.7 million of proceeds received as a result of an earn-out provision in connection with the sale of our specialty test operation.

Financing activities:  Our net cash used in financing activities in 2008 was $223.6 million, compared with $208.5 million in 2007. The net cash used in financing activities during 2008 was primarily driven by the repayment and repurchase of $271.5 million in aggregate principal amount of debt. We paid the remaining $88.2 million of our 9.25% senior notes at maturity in February 2008. In November and December 2008, we repurchased $78.5 million of our 2.5% convertible senior subordinated notes due May 2011 and $39.8 million of our 7.125% senior notes due March 2011 in open market transactions using $80.7 million of our cash on hand. With respect to our foreign subsidiaries, we paid $65.0 million in amortizing debt during 2008. Proceeds from the issuance of stock through our stock compensation plans in 2008 were $10.2 million. The net cash used in financing activities during 2007 consisted primarily of the repayment of $142.4 million of our 5% convertible notes at maturity in March 2007 and the redemption of the remaining $21.9 million of 2009 10.5% senior subordinated notes in June 2007. In 2007 we also repurchased $10.0 million of our 2016 9.25% senior notes and $3.0 million of our 2013 7.75% senior notes in the open market. With respect to our foreign subsidiaries, we repaid $51.5 million of debt during 2007. Proceeds from the issuance of stock through our stock compensation plans in 2007 were $37.1 million.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$605,818	$603,430	$523,630
Less purchases of property, plant and equipment	386,239	236,240	315,873

Free cash flow	$219,579	$367,190	$207,757

We do not expect to be free cash flow positive in the three months ended March 31, 2009, primarily as a result of the $64.7 million payment owed for the resolution of a patent license dispute and employee benefit and separation payments.

Debt Instruments and Related Covenants

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to service payments on our debt. (See table included in “Capital Additions and Contractual Obligations” below). Total debt decreased to $1,493.4 million at December 31, 2008 from $1,764.1 million at December 31, 2007. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all debt covenants contained in our loan agreements at December 31, 2008, and have met all debt payment obligations. Additional information about our debt is available in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Capital Additions and Contractual Obligations

Our capital additions were $341.7 million for 2008. We expect that our 2009 capital additions will be approximately $100 million, as discussed above in the “Overview.” Ultimately, the amount of our 2009 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Purchases of property, plant, and equipment	$386,239	$236,240	$315,873
Net change in related accounts payable and deposits	(44,505)	57,636	(16,850)

Property, plant and equipment additions	$341,734	$293,876	$299,023

The following table summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
				(In thousands)

Total debt	$1,493,360	$54,609	$54,660	$364,766	$43,041	$564,856	$411,428
Scheduled interest payment obligations(1)	534,242	111,029	107,152	89,774	82,194	56,491	87,602
Purchase obligations(2)	38,457	38,457	—	—	—	—	—
Operating lease obligations	52,733	10,736	8,525	6,861	5,447	5,270	15,894
Severance obligations(3)	131,177	35,717	6,775	6,911	7,049	7,190	67,535

Total contractual obligations	$2,249,969	$250,548	$177,112	$468,312	$137,731	$633,807	$582,459

(1)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2008 for variable rate debt.

(2)	Represents capital-related purchase obligations in addition to accounts payable outstanding at December 31, 2008 for 2008 capital additions.

(3)	Represents estimated benefit payments for our Korean subsidiary severance plan of which $31.6 million is classified in accrued expenses in our Consolidated Balance Sheet at December 31, 2008, and was paid out in January 2009.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2008 include:

•	$14.5 million of customer advances which relate to supply agreements with customers that commit capacity in exchange for customer prepayment of services. Generally customers forfeit the prepayment if the capacity is not utilized per contract terms.

•	$17.2 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $8.0 million to the plans during 2009.

•	$20.9 million of unrecognized tax benefits. As discussed in Note 3 to our Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At December 31, 2008, the amount of our liability for unrecognized tax benefits was approximately $10.4 million, which does not generally represent future cash payments because of the interaction with other available tax attributes, such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our FIN 48 liabilities, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities. Because we expect cash outflows with respect to FIN 48 liabilities to occur over an indeterminate number of future years, we believe it is unlikely that the payment of existing liabilities would have a material adverse affect on liquidity in any future period.

Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim our Chairman and Chief Executive Officer, owns approximately 16.2% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms length and on terms consistent with our non-related party vendors. During 2008, 2007 and 2006, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $15.7 million, $18.7 million and $16.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2008 and 2007, were $0.8 million and $1.9 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 100% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2008, 2007 and 2006, purchases from Jesung C&M were $5.3 million, $6.2 million and $6.5 million, respectively. Amounts due to Jesung C&M at December 31, 2008 and 2007 were $0.3 million and $0.5 million, respectively.

Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.1% of Anam Information Technology, Inc., a company that provided computer hardware and software components to ATK. Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim Family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue using Anam Information Technology as a vendor. The services provided by Anam Information Technology were subject to competitive bid. During 2008 and 2007, there were no purchases from Anam Information Technology. Purchases from Anam Information Technology during 2006 were $0.3 million. There were no amounts due to Anam Information Technology at December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of December 31, 2008. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion of our contingencies related to our litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

Revenue Recognition.  We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions; customer advances and invoicing at interim points prior to shipping. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities. Deferred revenue also relates to contractual invoicing at interim points prior to the shipment of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Such policies are consistent with the provisions in Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials. Accordingly, the cost of the customer-supplied materials is not included in the Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience, as well as specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense, classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectability issues.

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

Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. U.S. GAAP requires companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. As a result of net losses experienced in recent years in certain jurisdictions, we have determined that a valuation allowance representing substantially all of our deferred tax assets was appropriate. We will release such valuation allowance as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

Goodwill and Indefinite-lived Intangible Assets.  Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis during the second quarter of each year. We do not have any indefinite-lived intangible assets other than goodwill which was written off at December 31, 2008. We also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

We test goodwill at a reporting unit level, which we have determined to be our Packaging and Test operating segments. We calculate the fair value of each reporting unit using a discounted cash flow model and compare these fair values to the carrying value for each reporting unit. Since separate balance sheets are not maintained for the reporting units, we determine carrying value for each reporting unit by assigning all assets and liabilities based on specific identification where possible and use an allocation method for the remaining items. Determining the fair value of the reporting units requires us to make a number of assumptions and estimates that are highly subjective. Significant assumptions used in the discounted cash flow model include expected future revenue growth rates, internal projections of expected future cash flows, operating plans and a discount rate commensurate with the risk involved. Our discount rate is a weighted average cost of capital which reflects current market conditions. In order to further assess the reasonableness of the fair value estimates prepared utilizing the discounted cash flow valuation model, we compare the combined total reporting unit fair values from our model to our market enterprise value which is determined using the quoted market price of our common stock plus an estimate of the fair value of our outstanding debt, net of cash, and a control premium above the quoted market price of our common stock.

If the carrying amount of a reporting unit exceeds its fair value, then SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142) requires a second step to measure the goodwill impairment loss, if any. This step requires a determination of the fair value of all the reporting unit’s assets and liabilities to determine the residual implied value of goodwill. The difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of that goodwill is recognized as an impairment.

In recent years, all of our goodwill was in our Packaging reporting unit. We completed our annual impairment analysis during the second quarter of 2008 and determined that no impairment existed as of the date of that analysis. During the three months ended December 31, 2008, based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value of net assets and the deteriorating macro-economic environment which resulted in a significant decline in customer demand, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at December 31, 2008. We expensed all $671.1 million of the remaining goodwill as of December 31, 2008.

Other Long-lived Assets.  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Depreciable lives are as follows:

Buildings and improvements	10 to 25 years
Machinery and equipment	3 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	3 to 10 years
Land use rights	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred.

We review other long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability of a long-lived asset group held and used in operations is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Our assessment of required reserves may change in the future due to new developments in each matter. The present legislative and litigation environment is substantially uncertain, and it is possible that our liquidity, results of operations, financial position and cash flows could be materially and adversely affected by an unfavorable outcome or settlement of our pending litigation.

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories for the cost of inventories we estimate is excess and obsolete based on the age of our inventory and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off and disposed.

Inventories are stated at the lower of cost or market. Cost is determined by the weighted moving average method or by standard costing, both of which approximate actual cost. Cost is based on normal capacity utilization, with costs arising from underutilization of capacity expensed when incurred.

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 1 to the Consolidated Financial Statements included within Item 8 of this Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant; however, we continue to evaluate the use of hedging instruments to manage market risk. We have not entered into any derivative transactions during the year ended December 31, 2008 and have no outstanding contracts as of December 31, 2008.

Foreign Currency Risks

We currently do not enter into forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we manage our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 62% of the net monetary exposure. For the year ended December 31, 2008, $45 million of the $61 million foreign currency gain reported in our Consolidated Statements of Operations was related to remeasurement of this severance obligation. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2008, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2008, our loss before income taxes and minority interests would have been approximately $17.9 million higher.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2008, approximately 86% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen, Korean won and Taiwanese dollars as a result of local country sales. For the year ended December 31, 2008, approximately 63% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely as a result of expenditures for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2008 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2008 exchange rates of the U.S. dollar compared to all these Asian-based currencies as of December 31, 2008, our operating loss would have been approximately $76.6 million higher.

We have foreign currency exchange rate exposure in our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for year ended December 31, 2008 and 2007 was a net foreign translation gain of $3.8 million and $3.9 million, respectively. The gain was recognized as an adjustment to stockholders’ equity through other comprehensive income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2008, we had a total of $1,493.4 million of debt of which 82.6% was fixed rate debt and 17.4% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of December 31, 2008. The fixed rate debt consisted of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2007, we had a total of $1,764.1 million of debt of which 81.8% was fixed rate debt and 18.2% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2008.

	Year Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$—	$321,207	$—	$522,000	$390,000	$1,233,207	$730,175
Average interest rate			5.5%		7.5%	9.3%	7.5%
Variable rate debt (In thousands)	$54,609	$54,660	$43,559	$43,041	$42,856	$21,428	$260,153	$176,483
Average interest rate	7.0%	7.0%	7.9%	7.9%	7.9%	7.9%	7.5%

See Note 14 “Fair Value of Financial Instruments” included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion on the fair valuation of our debt instruments.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/   PricewaterhouseCoopers LLP
Phoenix, Arizona
February 24, 2009

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$2,658,602	$2,739,445	$2,728,560
Cost of sales	2,096,864	2,057,572	2,053,600

Gross profit	561,738	681,873	674,960

Operating expenses:
Selling, general and administrative	251,756	254,365	251,142
Research and development	56,227	41,650	38,735
Goodwill impairment	671,117	—	—
Gain on sale of real estate and specialty test operations	(9,856)	(4,833)	—

Total operating expenses	969,244	291,182	289,877

Operating (loss) income	(407,506)	390,691	385,083

Other (income) expense:
Interest expense, net	109,980	124,099	154,807
Interest expense, related party	6,250	6,250	6,477
Foreign currency (gain) loss	(61,057)	8,961	13,255
(Gain) loss on debt retirement, net	(35,987)	15,876	27,389
Other (income) expense, net	(1,004)	668	661

Total other expense, net	18,182	155,854	202,589

(Loss) income before income taxes and minority interests	(425,688)	234,837	182,494
Income tax expense	31,788	12,597	11,208

(Loss) income before minority interests	(457,476)	222,240	171,286
Minority interests, net of tax	781	(2,376)	(1,202)

Net (loss) income	$(456,695)	$219,864	$170,084

Net (loss) income per common share:
Basic	$(2.50)	$1.22	$0.96

Diluted	$(2.50)	$1.11	$0.90

Shares used in computing net (loss) income per common share:
Basic	182,734	180,597	177,682
Diluted	182,734	208,767	199,556

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$424,316	$410,070
Restricted cash	4,880	2,609
Accounts receivable:
Trade, net of allowances	259,630	393,493
Other	14,183	4,938
Inventories	134,045	149,014
Other current assets	23,862	27,290

Total current assets	860,916	987,414
Property, plant and equipment, net	1,473,763	1,455,111
Goodwill	—	673,385
Intangibles, net	11,546	20,321
Investments	—	3,019
Restricted cash	1,696	1,725
Other assets	36,072	51,631

Total assets	$2,383,993	$3,192,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$54,609	$152,489
Trade accounts payable	241,684	359,313
Accrued expenses	258,449	165,271

Total current liabilities	554,742	677,073
Long-term debt	1,338,751	1,511,570
Long-term debt, related party	100,000	100,000
Pension and severance obligations	116,789	208,387
Other non-current liabilities	30,548	33,935

Total liabilities	2,140,830	2,530,965

Commitments and contingencies (see Note 15)
Minority interests	6,024	7,022

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,035 in 2008 and 181,799 in 2007	183	182
Additional paid-in capital	1,496,976	1,482,186
Accumulated deficit	(1,278,221)	(821,526)
Accumulated other comprehensive income (loss)	18,201	(6,223)

Total stockholders’ equity	237,139	654,619

Total liabilities and stockholders’ equity	$2,383,993	$3,192,606

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	In Capital	Deficit	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance at December 31, 2005	176,733	$178	$1,431,543	$(1,211,474)	$3,658	$223,905
Net income	—	—	—	170,084	—	170,084	$170,084
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(1,717)	(1,717)	(1,717)
Reclassification adjustment for losses included in net income	—	—	—	—	2,677	2,677	2,677
Cumulative translation adjustment	—	—	—	—	1,155	1,155	1,155

Comprehensive income							$172,199

Issuance of stock through employee stock purchase plan and stock options	1,376	—	4,976	—	—	4,976
Stock compensation	—	—	4,675	—	—	4,675
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(11,835)	(11,835)

Balance at December 31, 2006	178,109	178	1,441,194	(1,041,390)	(6,062)	393,920
Net income	—	—	—	219,864	—	219,864	$219,864
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(1,004)	(1,004)	(1,004)
Reclassification adjustment for losses included in net income	—	—	—	—	44	44	44
Pension liability adjustments, net of tax	—	—	—	—	(3,136)	(3,136)	(3,136)
Cumulative translation adjustment	—	—	—	—	3,935	3,935	3,935

Comprehensive income							$219,703

Issuance of stock through stock options	3,690	4	37,046	—	—	37,050
Stock compensation	—	—	3,946	—	—	3,946

Balance at December 31, 2007	181,799	182	1,482,186	(821,526)	(6,223)	654,619
Net loss	—	—	—	(456,695)	—	(456,695)	$(456,695)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(80)	(80)	(80)
Reclassification adjustment for losses included in net income	—	—	—	—	80	80	80
Pension liability adjustments, net of tax	—	—	—	—	20,623	20,623	20,623
Cumulative translation adjustment					3,801	3,801	3,801

Comprehensive loss							$(432,271)

Issuance of stock through stock options	1,236	1	10,202	—	—	10,203
Stock compensation	—	—	4,588	—	—	4,588

Balance at December 31, 2008	183,035	$183	$1,496,976	$(1,278,221)	$18,201	$237,139

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(456,695)	$219,864	$170,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	309,920	283,267	273,845
Goodwill impairment	671,117	—	—
Amortization of deferred debt issuance costs and discounts	4,717	5,562	7,558
Provision for accounts receivable	265	(1,251)	(2,585)
Deferred income taxes	8,811	(7,532)	(32)
(Gain) loss on debt retirement, net	(35,987)	6,876	27,389
Loss on disposal of fixed assets and gain on sale of specialty test operations, net	2,887	2,602	8,578
Stock-based compensation	4,588	3,946	4,675
Other, net	462	5,728	3,938
Changes in assets and liabilities:
Accounts receivable	144,942	(9,073)	2,982
Other receivables	(9,070)	1,063	(106)
Inventories	16,696	15,516	(25,483)
Other current assets	6,155	17,042	(3,226)
Other non-current assets	2,922	1,528	2,252
Accounts payable	(81,598)	9,282	(17,397)
Accrued expenses	92,115	18,083	18,984
Other long-term liabilities	(76,429)	30,927	52,174

Net cash provided by operating activities	605,818	603,430	523,630

Cash flows from investing activities:
Purchases of property, plant and equipment	(386,239)	(236,240)	(315,873)
Proceeds from the sale of property, plant and equipment and specialty test operations	15,480	6,909	4,449
Proceeds from sale of securities	2,460	—	—
Other investing activities	(3,081)	(1,968)	(3,373)

Net cash used in investing activities	(371,380)	(231,299)	(314,797)

Cash flows from financing activities:
Borrowings under revolving credit facilities	619	86,150	233,212
Payments under revolving credit facilities	(633)	(109,296)	(237,933)
Proceeds from issuance of long-term debt	—	300,000	590,000
Payments of long-term debt, net of redemption premiums and discounts	(233,814)	(518,913)	(744,392)
Payments for debt issuance costs	—	(3,441)	(15,094)
Proceeds from issuance of stock through stock compensation plans	10,203	37,050	4,976

Net cash used in financing activities	(223,625)	(208,450)	(169,231)

Effect of exchange rate fluctuations on cash and cash equivalents	3,433	1,695	(1,483)

Net increase in cash and cash equivalents	14,246	165,376	38,119
Cash and cash equivalents, beginning of period	410,070	244,694	206,575

Cash and cash equivalents, end of period	$424,316	$410,070	$244,694

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121,297	$135,964	$172,146
Income taxes	21,997	12,837	8,419
Noncash investing and financing activities:
Application of deposit upon closing of acquisition of minority interest	—	—	17,822

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with original equipment manufacturers (“OEMs”), technology providers and our customers, which include many of the world’s leading semiconductor companies;

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

Basis of Presentation

The Consolidated Financial Statements include the accounts of Amkor Technology, Inc. and our subsidiaries (“Amkor”). The Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, our investments in variable interest entities in which we are the primary beneficiary are consolidated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiaries. As of December 31, 2008, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $19.6 million and $0.4 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Operations was not significant and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2008, 2007 or 2006. The creditors of the Philippine realty corporations have no recourse to our general credit.

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

The local currency is the functional currency of our subsidiaries in Japan and Taiwan, and the asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

are translated into U.S. dollars at average exchange rates in effect during the period. The resulting asset and liability translation adjustments are reported as a component of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur.

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. As a result of the recent financial crisis and tightening of the credit markets, our customers may face issues gaining timely access to sufficient credit, which could impair our customer’s ability to make timely payments to us. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2008, our cash and cash equivalents are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the recent global financial crisis including declining conditions in the global economy, dependence on the highly cyclical nature of the semiconductor industry, fluctuations in operating results, high fixed costs, our failure to meet guidance, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, ability to fund liquidity needs, our restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, our management information systems may prove inadequate, attracting and retaining qualified employees, difficulties consolidating and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, our need for significant capital expenditures, impairment charges, historical stock option practices, litigation incident to our business, adverse tax consequences, rapid technological change, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, fire, flood or other calamity and continued control by existing stockholders.

We believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings.

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

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services and foreign trade compliance requirements. Restricted cash, non-current, collateralizes foreign tax obligations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted moving average method or by standard costing, both of which approximate actual cost. Cost is based on normal capacity utilization, with costs arising from underutilization of capacity expensed when incurred. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production or is not saleable, it is written-off and disposed.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets which are as follows:

Buildings and improvements	10 to 25 years
Machinery and equipment	3 to 7 years
Software and computer equipment	3 to 5 years
Furniture, fixtures and other equipment	3 to 10 years
Land use rights	50 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $299.8 million, $272.8 million and $263.3 million for 2008, 2007 and 2006, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of a long-lived asset group to be held and used in operations is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal. Impairment losses included in cost of sales on property, plant and equipment were $12.1 million, $7.2 million and $6.5 million for the years ended 2008, 2007 and 2006, respectively.

Goodwill and Acquired Intangibles

Goodwill is recorded when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is assigned to reporting units which we have determined to be our Packaging and Test operating segments. In recent years, all of our goodwill was in our Packaging reporting unit. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis in the second quarter of each year. We do not have any indefinite-lived intangible assets other than goodwill which was written off at December 31, 2008. We also assess the carrying value of goodwill whenever events or changes in circumstances indicate that the

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

We calculate the fair value of each reporting unit using a discounted cash flow model and compare these fair values to the carrying value for each reporting unit. Since separate balance sheets are not maintained for the reporting units, we determine carrying value for each reporting unit by assigning all assets and liabilities based on specific identification where possible and use an allocation method for the remaining items. Determining the fair value of the reporting units requires us to make a number of assumptions and estimates that are highly subjective. Significant assumptions used in the discounted cash flow model include expected future revenue growth rates, internal projections of expected future cash flows, operating plans and a discount rate commensurate with the risk involved. Our discount rate is a weighted average cost of capital which reflects current market conditions. In order to further assess the reasonableness of the fair value estimates prepared utilizing the discounted cash flow valuation model, we compare the combined total reporting unit fair values from our model to our market enterprise value which is determined using the quoted market price of our common stock plus an estimate of the fair value of our outstanding debt, net of cash, and a control premium above the quoted market price of our common stock.

If the carrying amount of a reporting unit exceeds its fair value, then FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires a second step to measure the goodwill impairment loss, if any. This step requires a determination of the fair value of all the reporting unit’s assets and liabilities to determine the residual implied value of goodwill. The difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of that goodwill is recognized as an impairment.

We completed our annual impairment analysis during the second quarter of 2008 and determined that no impairment existed as of the date of that analysis. However, we concluded that we needed to perform an interim goodwill impairment analysis at December 31, 2008 for the reasons described in Note 8. We expensed all $671.1 million of the remaining goodwill as of December 31, 2008.

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount many not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. Amortization of finite-lived assets was $10.1 million, $10.4 million and $9.6 million for 2008, 2007 and 2006, respectively.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following:

	December 31,
	2008	2007
	(In thousands)

Unrealized foreign currency translation gains	$12,549	$8,748
Unrecognized pension gains (costs)	5,652	(14,971)

Total accumulated other comprehensive income (loss)	$18,201	$(6,223)

The unrecognized pension costs are net of deferred income tax benefits of $0.1 million and $1.0 million at December 31, 2008 and 2007, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Revenue Recognition

We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions; customer advances and invoicing at interim points prior to shipment. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities. Deferred revenue also relates to contractual invoicing at interim points prior to the shipment of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue. Such policies are consistent with the provisions in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements.

We do not take ownership of customer supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer supplied materials is not included in the Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience, as well as specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense, classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectability issues.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are presented in net sales. Costs incurred for shipping and handling are included in cost of sales.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the efficiency and

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In determining the amount of the valuation allowance, we consider all available evidence of realization, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance. At December 31, 2008, we have recorded a valuation allowance for a substantial portion of our deferred tax assets.

We have adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that we recognize in our Consolidated Financial Statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. See Note 3 for more information.

New Accounting Standards

Recently Adopted Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140 and FIN 46(R) to enhance disclosures regarding transfers of financial assets and interests in variable interest entities. We adopted FSP No. FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. The adoption of No. FAS 140-4 and FIN 46(R)-8 increased our disclosures in the financial statements related to our interests in certain Philippine realty corporations that are consolidated in our financial statements.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008, including the measurement of the funded status of our defined benefit pension plans as of December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value our property, plant, and equipment when assessing long-lived asset impairments and SFAS No. 157 will be effective for these fair value assessments as of January 1, 2009.

Recently Issued Standards

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106, to enhance the required disclosures regarding plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocation decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. The disclosure requirement under FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP SFAS No. 132(R)-1 will require additional disclosures in the financial statements related to the assets of our defined benefit pension plans.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not expect FSP FAS 142-3 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of December 31, 2008, we have not entered into any derivative transactions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption in 2009, minority interests currently reported in our Consolidated Balance Sheets will be reported as a component of stockholders’ equity. In addition, earnings or losses attributable to the minority interests will no longer be combined and reported with our operating results in the Consolidated Statements of Operations but rather separately disclosed.

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

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period). We transitioned to SFAS No. 123(R) using the modified prospective method whereby compensation is

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

recognized under SFAS No. 123(R) beginning January 1, 2006 and thereafter, with prior periods’ stock-based compensation still determined pursuant to Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The SEC issued SAB No. 107 (“SAB 107”) relating to SFAS 123(R), and we applied the provisions of SAB 107 in our adoption of SFAS 123(R). Compensation expense is measured and recognized as follows:

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

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of sales	$823	$1,343	$2,470
Selling, general, and administrative	3,087	2,603	2,753
Research and development	678	—	—

Stock-based compensation expense	$4,588	$3,946	$5,223

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

2007 Equity Incentive Plan.  On August 6, 2007, the shareholders approved the 2007 Equity Incentive Plan, (the “2007 Plan”) that provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its parent or subsidiaries. The effective date of this plan was January 1, 2008, and there were originally 17,000,000 shares of our common stock reserved for issuance under the 2007 Equity Incentive Plan.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

A summary of the stock option plans and the respective plan termination dates and shares available for grant as of December 31, 2008 is shown below.

	2007 Equity	2003
Stock Option Plans	Incentive Plan	Inducement Plan

Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2008	16,425,000	421,700

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

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,
	2008	2007	2006

Expected life (in years)	6.0	6.3	5.8
Risk-free interest rate	3.3%	4.1%	4.6%
Volatility	77%	80%	78%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$7.85	$6.46	$4.82

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of all option activity for the year ended December 31, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(Years)	Value

Outstanding at December 31, 2007	11,907,234	$10.24
Granted	575,000	11.46
Exercised	(1,236,699)	8.25
Forfeited or expired	(1,964,070)	11.12

Outstanding at December 31, 2008	9,281,465	10.39	5.06	$—

Exercisable at December 31, 2008	7,570,135	10.57	4.18	$—

Fully vested and expected to vest at December 31, 2008	8,992,807	10.42	4.94	$—

The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $12.2 million and $1.5 million, respectively.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $10.4 million as of December 31, 2008, which is expected to be recognized over a weighted-average period of 3.37 years beginning January 1, 2009.

For the years ended December 31, 2008, 2007 and 2006, cash received under all share-based payment arrangements was $10.2 million, $37.1 million and $5.0 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan (ESPP).  A total of 1,000,000 shares of common stock were available for sale under the ESPP annually until the plan was terminated in April 2006. For the year ended December 31, 2006, we issued 999,981 at an average fair value of $2.78.

We valued our ESPP purchase rights using the Black-Scholes option pricing model, which incorporated the assumptions noted in the table below. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

For the Year
Ended
December 31,
2006

Expected life (in years)	0.5
Risk-free interest rate	4.8%
Volatility	66%
Dividend yield	—

3.	Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$(19,141)	$(4,728)	$(49,187)
Foreign	(406,547)	239,565	231,681

Total income (loss) before income taxes and minority interests	$(425,688)	$234,837	$182,494

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2008	2007	2006

Current
Federal	$272	$(63)	$(406)
State	—	—	—
Foreign	22,705	20,192	11,646

	22,977	20,129	11,240

Deferred
Federal	—	—	—
State	—	—	—
Foreign	8,811	(7,532)	(32)

	8,811	(7,532)	(32)

Total provision	$31,788	$12,597	$11,208

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax provision is as follows:

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)

Expected federal tax at 35%	$(148,951)	$82,176	$63,873
State taxes, net of federal benefit	843	(1,007)	6,077
Foreign income taxed at different rates	10,503	(59,188)	(61,413)
Foreign exchange (gain) loss	(54,238)	(3,898)	3,589
Goodwill impairment	231,185	—	—
Expiration of capital loss carryforward	34,518	51,227	—
Change in valuation allowance	(29,165)	(29,123)	(23,677)
Adjustments related to prior years	(12,555)	(20,689)	(2,066)
Income tax credits generated	(3,312)	(6,537)	(9,388)
Repatriation of foreign earnings and profits	—	—	33,203
Other permanent differences	2,960	(364)	1,010

Total	$31,788	$12,597	$11,208

At December 31, 2008, we recorded a $671.1 million goodwill impairment charge which did not have a significant income tax benefit.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$150,335	$159,915
Capital loss carryforwards	40,934	57,232
Income tax credits	14,337	18,351
Investments	—	18,148
Property, plant and equipment	18,600	13,736
Accrued liabilities	23,355	29,336
Unrealized foreign exchange loss	14,110	6,874
Other	20,833	24,489

Total deferred tax assets	282,504	328,081
Valuation allowance	(261,613)	(291,042)

Total deferred tax assets net of valuation allowance	20,891	37,039

Deferred tax liabilities:
Property, plant and equipment	5,210	8,610
Other	3,005	7,451

Total deferred tax liabilities	8,215	16,061

Net deferred tax assets	$12,676	$20,978

At December 31, 2008 and 2007, current deferred tax assets of $6.4 million and $7.7 million, respectively, are included in other current assets and non-current deferred tax assets of $8.3 million and $16.1 million, respectively, are included in other assets in the Consolidated Balance Sheet. In addition, at December 31, 2008 and 2007, current deferred tax liabilities of $0.3 million and $1.2 million, respectively, are included in other current liabilities and non-current deferred tax liabilities of $1.7 million and $1.6 million, respectively, are included in other non-current liabilities in the Consolidated Balance Sheets.

In 2008, the valuation allowance on our deferred tax assets decreased by $29.4 million primarily as a result of a $34.5 million decrease associated with the expiration of U.S. capital loss carryforwards partially offset by an increase of $8.3 million for a valuation allowance established against certain Japanese deferred tax assets.

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

In 2006, the valuation allowance on our deferred tax assets decreased by $23.9 million, primarily as a result of a $14.5 million benefit relating to the utilization of U.S. net operating loss carryforwards and a $6.4 million benefit relating to the utilization of Taiwanese net operating loss carryforwards. In 2006, current earnings and profits of our

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

wholly-owned subsidiary in the Philippines was considered a deemed dividend for U.S. tax purposes resulting in the use of U.S. net operating loss carryforwards which had no incremental effect on our consolidated provision.

At December 31, 2008 and 2007, the valuation allowance includes approximately $21.4 million and $24.7 million, respectively, relating to the tax benefits of pre-acquisition net operating losses and credits. In 2008, we reduced goodwill by approximately $1.7 million due to the utilization of pre-acquisition net operating losses in a Taiwan subsidiary. After December 31, 2008, the change in valuation allowance as a result of any additional realization of pre-acquisition net operating losses and credits will reduce income tax expense rather than goodwill and non-current intangible assets in accordance with SFAS No. 109, Accounting for Income Taxes, as amended by SFAS No. 141(R).

At December 31, 2008, the valuation allowance includes amounts relating to tax benefits of tax deductions associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount of $7.0 million. As a result of net operating loss carryforwards, we were not able to recognize the windfall tax benefits of stock option deductions in 2008 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced tax rates, and in some cases is exempt from income taxes. In Korea, we have tax holidays resulting from our investment in the Kwangju, Seoul and Pupyong facilities. The Kwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. After the holidays expire we will be subject to the Korean statutory rate which is currently 22.0% for 2010 and beyond. In the Philippines, our operating locations operate in economic zones and in exchange for tax holidays on qualified products, we have committed to certain capital investment levels. For 2005 through 2008, qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2013, while the remaining operations benefited from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. The tax holiday in China commenced on January 1, 2008. In October 2006, we were granted a ten year pioneer incentive award by the Singapore Economic Development Board. Singapore operations will benefit from a 100% tax holiday for up to ten years, beginning on January 1, 2007. We were granted a five year tax holiday on certain product lines in Taiwan beginning January 1, 2007. As a result of the net operating losses incurred by our foreign subsidiaries subject to tax holidays, we did not realize any benefits relating to such tax holidays in 2008, 2007 or 2006 in China, Korea and Singapore. In 2008 and 2007, our Philippines operations recognized $2.6 million and $0.4 million, respectively, in tax benefits and our Taiwan operations recognized $0.2 million and $0.6 million, respectively, in tax benefits as a result of the tax holiday on certain qualifying operations.

At December 31, 2008, we have U.S. and state net operating losses available to be carried forward totaling $343.2 million and $239.6 million, respectively, expiring in varying amounts through 2028. Additionally, as of December 31, 2008, our foreign operations have $83.1 million of net operating losses available for carryforward expiring in varying amounts through 2015. The deferred tax assets associated with $72.6 million of the foreign losses have been reserved with a valuation allowance. We also have U.S. capital loss carryforwards of $102.3 million which will expire in varying amounts in 2009 and 2013. U.S. capital loss carryforwards of $86.3 million and $128.1 million expired as of December 31, 2008 and 2007, respectively. The deferred tax assets associated with our U.S. and state net operating losses and capital losses available for carryforward have been fully reserved with a valuation allowance at December 31, 2008 and 2007. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2008, we have various tax credits available to be carried forward including U.S foreign income tax credits totaling $8.1 million, expiring in 2016 and Taiwanese income tax credits in Unitive

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Semiconductor Taiwan (“UST”) totaling $8.0 million expiring in varying amounts through 2012. The deferred tax assets associated with the U.S. foreign income tax credits and the Taiwanese income tax credits in UST have been reserved with a valuation allowance.

Income taxes have not been provided on the undistributed earnings of our foreign subsidiaries (approximately $569.0 million at December 31, 2008) over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $83.5 million. There would be no U.S. federal income tax because undistributed foreign earnings in excess of our U.S. net operating losses would be offset by foreign tax credits.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. We remain subject to examination for years after 2005 in Japan, for years after 2004 in the U.S. (Federal) and the Philippines, for years after 2003 in China, Singapore, and Taiwan and for years after 2002 in Korea. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We adopted the provisions of FIN 48 on January 1, 2007. We recognized no cumulative effect of the adoption of FIN 48 to the opening balance of retained earnings as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits upon adoption of FIN 48 was $11.8 million. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits for the year ended December 31, 2008 is as follows:

(In thousands)

Balance at January 1, 2008	$17,663
Additions based on tax positions related to the current year	5,341
Additions for tax positions of prior years	1,673
Reductions for tax positions of prior years	(3,341)
Reductions from lapse of statutes of limitations	(416)

Balance at December 31, 2008	$20,920

Our unrecognized tax benefits include amounts that, if recognized, would increase deferred tax assets subject to a valuation allowance. Accordingly, these uncertain tax benefits, if recognized, would not affect the effective tax rate. As of December 31, 2008, our liability for gross unrecognized tax benefits was $20.9 million of which $7.6 million, if recognized, would affect the effective tax rate.

The FIN 48 liability is $10.4 million as of December 31, 2008 and is reported as a component of other non-current liabilities. This liability does not generally represent future cash payments because of the interaction with other tax attributes available such as net operating loss or tax credit carryforwards. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the FIN 48 liability.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $1.7 million.

We have recognized $0.1 million of interest and penalties in the Consolidated Statement of Operations for the year ended December 31, 2008 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in other non-current liabilities in connection with our unrecognized tax benefits is $0.4 million as of December 31, 2008.

Our unrecognized tax benefits are subject to change as examinations of specific tax years are completed in the respective jurisdictions. We believe that any taxes, or related interest and penalties, over the amounts accrued, will not have a material effect on our financial condition, results of operations or cash flows, nor do we expect that

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

examinations to be completed in the near term would have a material favorable impact. However, tax return examinations involve uncertainties and there can be no assurances that the outcome of examinations will be favorable.

4.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and convertible debt. The basic and diluted EPS amounts are the same for the year ended December 31, 2008 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net (loss) income — basic	$(456,695)	$219,864	$170,084
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	—	5,357	2,823
Interest on 6.25% convertible notes due 2013, net of tax	—	6,310	6,477

Net (loss) income — diluted	$(456,695)	$231,531	$179,384

Weighted average shares outstanding — basic	182,734	180,597	177,682
Effect of dilutive securities:
Stock options	—	1,796	674
2.5% convertible notes due 2011	—	13,023	7,849
6.25% convertible notes due 2013	—	13,351	13,351

Weighted average shares outstanding — diluted	182,734	208,767	199,556

Net (loss) income per common share:
Basic	$(2.50)	$1.22	$0.96
Diluted	(2.50)	1.11	0.90

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Stock options	9,281	5,092	13,275
6.25% convertible notes due 2013	13,351	—	—
2.5% convertible notes due 2011	12,238	—	—
5.0% convertible notes due 2007	—	504	2,517
5.75% convertible notes due 2006	—	—	1,571

Total potentially dilutive shares	34,870	5,596	17,363

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	7,230	5,092	13,275

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Accounts Receivable, Trade

Accounts receivable, trade consists of the following:

	December 31,
	2008	2007
	(In thousands)

Accounts receivable	$264,745	$399,032
Allowance for sales credits	(4,281)	(4,863)
Allowance for doubtful accounts	(834)	(676)

Total accounts receivable trade, net of allowances	$259,630	$393,493

6.	Inventories

Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)

Raw materials and purchased components	$110,713	$109,283
Work-in-process	23,332	39,731

Total inventories	$134,045	$149,014

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)

Land	$104,887	$110,568
Land use rights	19,945	19,945
Buildings and improvements	828,108	800,507
Machinery and equipment	2,384,342	2,221,954
Software and computer equipment	150,349	132,924
Furniture, fixtures and other equipment	28,385	29,382
Construction in progress	29,503	20,441

	3,545,519	3,335,721
Less accumulated depreciation and amortization	(2,071,756)	(1,880,610)

Total property, plant and equipment, net	$1,473,763	$1,455,111

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)

Purchases of property, plant and equipment	$386,239	$236,240	$315,873
Net change in related accounts payable and deposits	(44,505)	57,636	(16,850)

Property, plant and equipment additions	$341,734	$293,876	$299,023

8.	Goodwill and Other Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2006	$671,900
Goodwill acquired	782
Translation adjustments	703

Balance as of December 31, 2007	673,385
Pre-acquistion tax benefit adjustment	(1,700)
Translation adjustments	(568)
Impairment	(671,117)

Balance as of December 31, 2008	$—

At December 31, 2008, we recorded a goodwill impairment of $671.1 million. We completed our annual impairment analysis during the second quarter of 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors, including a significant and sustained decline since the end of the third quarter of 2008 in our market capitalization below our carrying value of net assets and the deteriorating macro-economic environment which resulted in a significant decline in our net sales in the three months ended December 31, 2008, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at December 31, 2008. Accordingly, we performed an interim first step of our goodwill impairment test using a discounted cash flow model and determined that the carrying value of the packaging reporting unit exceeded its fair value, indicating a goodwill impairment existed.

We then performed a second step of the impairment assessment to determine the implied fair value of goodwill. The result of our valuation indicated that there was no remaining implied value attributable to goodwill in our packaging segment and accordingly, we expensed all $671.1 million of the remaining goodwill as of December 31, 2008. As part of our goodwill impairment testing, we engaged a third party to provide valuation consulting services to assist us in validating our analysis.

In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to an earn-out provision in connection with our investment in UST. During 2008, we recognized a tax benefit of $1.7 million associated with the utilization of acquired foreign net operating loss carryforwards and reduced goodwill.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangibles as of December 31, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$76,246	$(67,304)	$8,942
Supply agreements	8,858	(6,254)	2,604

Total intangibles	$85,104	$(73,558)	$11,546

Intangibles as of December 31, 2007 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$75,532	$(59,049)	$16,483
Supply agreements	8,858	(5,020)	3,838

Total intangibles	$84,390	$(64,069)	$20,321

Amortization of identifiable intangible assets was $10.1 million, $10.4 million and $9.6 million in 2008, 2007 and 2006, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2008, amortization for each of the next five fiscal years is estimated as follows:

(In thousands)

2009	$5,120
2010	2,789
2011	1,032
2012	889
2013	763
Thereafter	953

Total amortization	$11,546

9.	Investments

We sold our entire investment in marketable securities of Dongbu Hitek Co., Ltd. (ownership of less than 1% at December 31, 2007) in April 2008 for $2.5 million in cash. Upon sale we recognized a charge of $0.5 million, which is included in other (income) expense, net. We also recognized impairment charges of $2.7 million and $3.2 million related to our Dongbu Hitek investment in 2007 and 2006, respectively. These impairment charges are included in other (income) expense, net and were recognized as we believed the related decline in value, determined by quoted prices in active markets, was other than temporary.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)

Payroll and benefits	$70,897	$73,169
Accrued royalties (Note 15)	61,381	—
Accrued severance plan obligations (Note 12)	31,584	—
Customer advances and deferred revenue	28,672	31,189
Accrued interest	20,354	21,138
Income taxes payable	9,287	9,933
Other accrued expenses	36,274	29,842

Total accrued expenses	$258,449	$165,271

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

In accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. As a result of a weakening global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. To mitigate the impact on our employees in Korea and reduce our long-term commitments, we paid $31.6 million of interim benefits in January 2009 using cash on hand. (See Note 12).

Accrued royalties represent unpaid royalties owed for the resolution of a patent license dispute which was paid in February 2009 (see Note 15).

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2008	2007
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Senior notes:
7.125% Senior notes due March 2011	209,641	249,112
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
9.25% Senior notes due February 2008	—	88,206
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	111,566	190,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	22,310	33,938
Term loan, bank base rate plus 0.5% due April 2014	235,708	278,564
Secured equipment and property financing	2,135	6,859
Term loan, Taiwan 90-Day Commercial Paper secondary market rate plus 2.25% due June 20, 2008	—	5,380

	1,493,360	1,764,059
Less: Short-term borrowings and current portion of long-term debt	(54,609)	(152,489)

Long-term debt (including related party)	$1,438,751	$1,611,570

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In November 2005, we entered into a $100.0 million first lien revolving credit facility available through November 2009, with a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 0.0% to 0.5% for base rate revolving loans, or LIBOR plus 1.5% to 2.25% for LIBOR revolving loans. The LIBOR-based

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

interest rate at December 31, 2008 was 2.93%; however, no borrowings were outstanding on this credit facility. As of December 31, 2008, we had utilized $0.5 million of the available letter of credit sub-limit. The borrowing base for the revolving credit facility is based on the valuation of our eligible accounts receivable. Due to a decline on our eligible accounts receivable as of December 31, 2008, the amount available under this facility was $86.4 million. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.25% to 0.50%, based on our liquidity. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

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

Senior and Senior Subordinated Notes

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium. In 2008, we repurchased in open market transactions an aggregate principal amount of $39.8 million of these notes with $29.4 million of cash on hand. We recorded a gain on extinguishment of $10.5 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.3 million. In 2009 (through the filing date of this Form 10-K), we repurchased in open market transactions an aggregate amount of $32.1 million of these notes with $23.2 million of cash on hand. We expect to record a gain on extinguishment of $8.9 million which will be partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million.

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes were not redeemable at our option until May 2008, whereupon the notes become redeemable at specified prices. In November 2007, we repurchased in an open market transaction $3.0 million of these notes with cash on hand. We recorded a gain on extinguishment of $0.2 million which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of less than $0.1 million.

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In addition, prior to June 1, 2009, we may redeem up to 35% of the 2016 Notes at a specified price with the proceeds of certain equity offerings. After deducting fees to the underwriter, the net proceeds were used to purchase a portion of the 2008 Notes (described below) and to pay respective accrued interest and tender premiums. In November 2007, we repurchased in an open market transaction $10.0 million of these notes with cash on hand. We recorded a gain on extinguishment of less than $0.1 million which was more than offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million.

In February 2001, we issued $500.0 million of 9.25% Senior Notes due February 2008 (the “2008 Notes”). As of December 31, 2005, we had purchased $29.5 million of these notes. In January 2006, we purchased an additional $30.0 million of these notes and recorded a gain on extinguishment of $0.7 million which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. In April 2006, we announced

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

a tender offer for the 2008 Notes. We used the net proceeds from the 2016 Notes to purchase $352.3 million in notes tendered. We recorded a $20.2 million loss on extinguishment related to premiums paid for the purchase of the 2008 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. On February 15, 2008, we repaid the remaining balance of $88.2 million at the maturity date with cash on hand.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2006, we used the proceeds from the May 2011 Notes (described below) in connection with a partial call of the 2009 Notes for which $178.1 million of the 2009 Notes were repurchased. We recorded a $3.1 million loss on extinguishment related to premiums paid for the purchase of the 2009 Notes and a $2.2 million charge for the associated unamortized deferred debt issuance costs. In June 2007, we redeemed the remaining $21.9 million of the 2009 Notes outstanding with cash on hand and the indenture was terminated. We recorded a charge of $0.2 million to write-off the unamortized deferred debt issuance costs in June 2007.

The senior notes contain a number of affirmative and negative covenants, which could restrict our operations.

Senior Subordinated and Subordinated Convertible Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due May 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time, prior to the maturity date, into our common stock at a price of $14.59 per share, subject to adjustment. The May 2011 Notes are subordinate to the prior payment in full of all of our senior debt. After deducting fees to the underwriter, the net proceeds from the issuance of the May 2011 Notes were used to repurchase a portion of the 2009 Notes, pay respective accrued interest and call premiums. In 2008, we repurchased in open market transactions $78.5 million principal amount of these notes with $51.3 million of cash on hand. We recorded a gain on extinguishment of $27.1 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $1.3 million. In 2009 (through the filing date of this Form 10-K), we repurchased in an open market transaction $1.0 million of these notes with cash on hand. We expect to record a gain on extinguishment of $0.4 million partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of less than $0.1 million. The senior subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

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

Debt of Subsidiaries

Secured Term Loans

In April 2007, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300.0 million, 7-year secured term loan (“Term Loan”) with Woori Bank in Korea. The Term Loan is guaranteed on an unsecured basis by Amkor Technology, Inc (“Amkor”). The Term Loan is secured by substantially all the land, factories and

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

equipment located at our ATK facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (7.85% and 6.58% as of December 31, 2008 and December 31, 2007, respectively) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance Amkor’s existing $300.0 million second lien term loan, due October 2010 (see above). We incurred $3.4 million in debt issuance costs in connection with the Woori loan, which amount was funded from cash on hand.

In November 2005, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary, entered into a NT$1.8 billion (approximately $53.5 million) term loan due November 2010 (the “Taiwan Term Loan”), which accrues interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2% (3.83% and 4.11% as of December 31, 2008 and December 31, 2007, respectively). Interest payments are due quarterly and principal payments are due semi-annually. Amkor has guaranteed the repayment of this loan. The agreement governing the Taiwan Term Loan includes a number of affirmative, negative and financial covenants, which could restrict our operations. If we were to default under the facility, the lenders could accelerate our obligation to pay all outstanding amounts.

In June 2005, UST, a Taiwanese subsidiary, entered into a New Taiwan Dollar (“NT$”) 400.0 million (approximately $12.2 million) term loan due June 20, 2008 (the “UST Note”), which accrued interest at the Taiwan 90-Day Commercial Paper Secondary Market rate plus 2.25% (4.79% as of December 31, 2007). Interest payments were due monthly and principal payments due quarterly. The proceeds of the UST Note were used to satisfy notes previously held by Unitive Semiconductor Taiwan. In June 2008, we repaid the remaining balance at the maturity date with cash on hand.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2008 and December 31, 2007, was 8.22% and 6.73%, respectively. Our credit facility in Japan provided for equipment financing on a three-year basis for each piece of equipment purchased. The Japanese facility accrued interest at 3.59% on all outstanding balances and had maturities at various times between 2006 and 2008. We repaid the remaining balance at maturity in November 2008 with cash on hand. In December 2005, our Singaporean subsidiary entered into a loan with a finance company for $10.0 million, which accrued interest at 4.86% and was due December 2008. We repaid the remaining balance at the maturity date with cash on hand. Our Chinese subsidiary’s financing agreement contains affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations, the lender could accelerate our obligation to repay amounts borrowed under such facilities.

Revolving and Working Capital Credit Facilities

On January 20, 2009, our Chinese subsidiary entered into a $50 million (U.S. dollar) working capital facility agreement with a China bank maturing in January 2011. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. All principal and interest must be repaid by January 2011. Amounts borrowed under the facility will bear interest at LIBOR plus 1.7%, payable in semi-annual payments. The facility is collateralized with certain real property and buildings in China.

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $27.6 million) that was renewed and extended to September 2009. The line of credit accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at December 31, 2008 and 2007 was 1.22% and 1.27%, respectively. There were no amounts drawn on the line of credit as of December 31, 2008 and 2007.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $3.3 million) that was renewed and extended to June 2009. The line of credit accrues interest at TIBOR plus

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

0.5%. The interest rate at December 31, 2008 and 2007 was 1.20% and 1.25%, respectively. There were no amounts outstanding as of December 31, 2008 and 2007.

Unitive Semiconductor Taiwan had a revolving line of credit with a Taiwan bank for NT$20.0 million (approximately $0.6 million) that matured in June 2008 and was not renewed. The line of credit accrued interest at a variable interest rate, and the negotiated interest rate as of December 31, 2007 was 4.45%. There were no amounts drawn on the line of credit during 2008, and there were no amounts outstanding at December 31, 2007.

These lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these lines of credit, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Operations. Interest income for the years ended December 31, 2008, 2007 and 2006 was $8.7 million, $9.8 million and $6.9 million, respectively.

Compliance with Debt Covenants

Our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. We were in compliance with all of our covenants as of December 31, 2008, 2007 and 2006.

Maturities

Total Debt
(In thousands)

Payments due for the year ending December 31,
2009	$54,609
2010	54,660
2011	364,766
2012	43,041
2013	564,856
Thereafter	411,428

Total debt	$1,493,360

12.	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum on an annual basis. The expense for this plan was $1.8 million, $1.9 million and $1.9 in 2008, 2007 and 2006, respectively.

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $1.4 million, $1.4 million and $1.6 million in 2008, 2007 and 2006, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Korean Severance Plans

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. In addition and in accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date.

Our contributions to the National Pension Plan of the Republic of Korea are deducted from accrued severance benefit liabilities.

During 2008 and 2006, we completed early voluntary retirement programs at our Korean subsidiary that resulted in $2.3 million and $5.4 million in additional special termination benefits, respectively (see Note 19). We also reclassified $31.6 million to current liabilities in December 2008 for voluntary interim accrued severance plan benefits that were paid out to approximately 750 current eligible employees in January 2009. In accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. As a result of a weakening global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. The interim accrued severance plan benefits are intended to help mitigate the impact on our employees and reduce our long-term commitments. The changes to our Korean severance accrual are as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Balance at the beginning of year	$172,325	$143,822	$117,911
Provision of severance benefits	17,213	40,972	29,393
Severance payments	(12,672)	(10,605)	(14,474)
Reclassified to accrued expense	(31,584)	—	—
(Gain) loss on foreign currency	(44,728)	(1,864)	10,992

	100,554	172,325	143,822
Payments remaining with the Korean National Pension Fund	(961)	(1,401)	(1,500)

Balance at the end of year	$99,593	$170,924	$142,322

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2008 and 2007.

	December 31,
	2008	2007
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$76,184	$56,248
Service cost	7,064	6,360
Interest cost	4,339	3,670
Benefits paid	(3,165)	(990)
Actuarial (gains) losses	(23,900)	726
Effects of curtailment	(232)	—
Settlement	(8,955)	—
Foreign exchange (gain) loss	(4,358)	10,170

Projected benefit obligation at end of year	46,977	76,184

Change in plan assets:
Fair value of plan assets at beginning of year	39,753	29,071
Actual loss on plan assets	(1,002)	(996)
Employer contributions	8,366	7,380
Settlement	(8,955)	—
Benefits paid	(3,165)	(990)
Foreign exchange gain (loss)	(3,992)	5,288

Fair value of plan assets at end of year	31,005	39,753

Funded status of the Plans at end of year	$(15,972)	$(36,431)

	December 31,
	2008	2007
	(In thousands)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$1,133	$1,000
Accrued benefit liability (included in pension and severance obligations)	(17,105)	(37,431)

Net amount recognized at year end	$(15,972)	$(36,431)

The accumulated benefit obligation as of December 31, 2008 and 2007 was $31.2 million and $38.9 million, respectively.

In connection with reduction-in-force programs at our Philippine and Japanese subsidiaries, we recorded a net curtailment loss of approximately $1.6 million and paid out settlement benefits of approximately $9.0 during 2008.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive gain (loss) related to our Plans:

	Initial Net	Prior Service	Actuarial Net
	Obligation	Cost	(Loss) Gain	Total
		(In thousands)

Balance at December 31, 2007, net of tax ($1.0 million)	$(215)	$(702)	$(14,054)	$(14,971)

Amortization included in net periodic pension cost, net of tax (less than $0.1 million)	73	66	487	626
Net gain arising during period, net of tax ($0.8 million)	—	—	19,997	19,997

Pension liability adjustments included in other comprehensive loss, net of tax ($0.9 million)	73	66	20,484	20,623

Balance at December 31, 2008, net of tax ($0.1 million)	$(142)	$(636)	$6,430	$5,652

Estimated amortization of (cost) gain to be included in 2009 net periodic pension cost	$(7)	$(60)	$230	$163

The $20.6 million, net, unrealized gain included in other comprehensive loss is primarily a result of an increase in the discount rate related to our Philippines plan. The increase in the discount rate is due to increases in the yield of high quality fixed income instruments in the Philippines.

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$42,159	$71,767	$51,505
Aggregate fair value of plan assets	25,054	34,335	24,072
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	9,510	6,782	4,945
Aggregate fair value of plan assets	294	250	325

The following table sets forth the net periodic pension costs for each of the three years ended December 31, 2008.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$7,064	$6,360	$4,364
Interest cost	4,339	3,670	2,805
Expected return on plan assets	(2,655)	(1,893)	(1,597)
Amortization of transitional obligation	73	78	71
Amortization of prior service cost	66	61	69
Recognized actuarial loss	539	467	—

Net periodic pension cost	9,426	8,743	5,712
Curtailments	1,552	—	—

Total pension expense	$10,978	$8,743	$5,712

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31,
	2008	2007	2006

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	6.2%	6.1%	8.1%
Discount rate for determining benefit obligations at year end	7.9%	6.2%	6.1%
Rate of compensation increase for determining net periodic pension cost	7.1%	7.0%	6.5%
Rate of compensation increase for determining benefit obligations at year end	6.1%	7.1%	7.0%
Expected rate of return on plan assets for determining net periodic pension cost	5.6%	6.0%	6.0%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets an asset allocation strategy for our Philippine plan assets of 20% to 75% emerging market debt, 10% to 30% international equities (primarily U.S. and Europe) and 0% to 5% international fixed-income securities. The remainder of the portfolio will contain other investments such as short-term investments. At December 31, 2008, 2007 and 2006, Philippine plan assets included $0.2 million and $0.9 million and $0.9 million, respectively, of Amkor common stock.

The weighted average asset allocations for the Plans, by asset category, are as follows:

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents	27.1%	20.0%
Equity securities	25.8%	39.5%
Debt securities	24.0%	23.1%
Foreign currency denominated government bonds	22.1%	13.9%
Other	1.0%	3.5%

	100.0%	100.0%

We contributed $8.6 million, $7.4 million and $4.5 million to the Plans during 2008, 2007 and 2006, respectively, and we expect to contribute $8.0 million during 2009. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2009	$3,299
2010	3,589
2011	3,406
2012	3,691
2013	4,176
2014 to 2018	30,391

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)

Customer advances and deferred revenue	$15,654	$20,395
Other non-current liabilities	14,894	13,540

Total other non-current liabilities	$30,548	$33,935

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

14.	Fair Value of Financial Instruments

As discussed in Note 1, we adopted SFAS No. 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis effective January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact our Consolidated Financial Statements, we are now required to provide additional disclosures in our financial statements. In accordance with FSP 157-2, we deferred adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements which enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires assets and liabilities carried at fair value to be classified and disclosed in a three-tier fair value hierarchy. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds are fair valued at quoted market prices in active markets for identical assets as summarized in the following table:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$102,158	$—	$—	$102,158

Long-term debt.  The carrying amount reported in the Consolidated Balance Sheet as of December 31, 2008 for long-term debt was $1,493.4 million and the fair value was $906.7 million. The fair value of our fixed rate debt (excluding our related party debt) as of December 31, 2008 was $730.2 million, which is based on the publicly quoted trading price of the notes. The fair value of our variable rate debt and related party debt incorporates market based assumptions using current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile. The fair value of our variable rate debt and related party debt as of December 31, 2008 was $176.5 million. The carrying amount as of December 31, 2007 for long-term debt was $1,764.1 million and the fair value was estimated to be $1,746.5 million based upon available market quotes.

15.	Commitments and Contingencies

As of December 31, 2008, we have outstanding $0.5 million of standby letters of credit and have available an additional $24.5 million. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“Agreement”) entered into between Tessera and our predecessor in 1996. The Agreement pertains to certain patents and know-how relating to semiconductor packaging. In its Request, Tessera alleged breach of contract and asserted that Amkor owed Tessera royalties under the

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Agreement for semiconductor packages assembled by us. Tessera identified a total of six United States patents (U.S. Patent Nos. 5,679,977, 5,852,326, 5,861,666, 6,133,627, 6,433,419 and 6,465,893), and unspecified know-how as the basis for its claim that royalties were owed under the Agreement. In our Answer and Counterclaim, we denied that any royalties were owed, and asserted, among other defenses, that we are not using any of the licensed Tessera patents or know-how.

On October 27, 2008, an Arbitration Panel (the “Panel”) issued an interim order in this matter. While the Panel found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the Agreement, the Panel did find that past royalties were due to Tessera as damages for some infringing packages from March 2002 through March 2008. The Panel also denied Tessera’s request to terminate the Agreement. On January 9, 2009, the Panel issued the final damage award in this matter. The Panel awarded Tessera $60.6 million in damages for past royalties due under the Agreement. The award is for the period March 2, 2002 through December 1, 2008. As of December 31, 2008, we accrued $61.4 million in royalties owed to Tessera of which $49.0 million relates to periods prior to 2008. The Panel also found that Tessera was entitled to 3% simple interest for unpaid royalties calculated for the periods set by the final award. As of December 31, 2008, we accrued $3.3 million in interest for this settlement. The final award, plus interest, was paid when due, in February 2009. Amkor remains a licensee under the Agreement with the rights and benefits of a licensee along with ongoing obligations to pay royalties for packages subject to the patent royalty provisions.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. The plaintiffs amended the complaint to add additional officer, director and former director defendants and alleged improprieties in certain option grants. The amended complaint further alleged that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint seeks certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed an appeal from the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

On December 10, 2008, the parties entered into a memorandum of understanding to settle this case. Under the terms of the proposed settlement, Amkor and the other defendants will receive a full and complete release of all claims in the litigation in exchange for payment of an aggregate amount of $11.3 million. Our directors and officers liability insurance carrier will pay $9.0 million of the settlement amount and we will pay $2.3 million. At December 31, 2008, we have accrued the full amounts of the proposed settlement and insurance recovery. The settlement is subject to review and approval by the court.

We do not expect the outcome in this case to have a material adverse affect on our liquidity, results of operations, financial condition or cash flows. We caution, however, that due to the inherent uncertainty of any litigation, if the court does not approve the settlement, an adverse outcome in this matter could result in material liabilities and could have a material adverse effect on our liquidity, results of operations, financial condition and cash flows.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The investigation related initially to transactions in our securities and was later expanded to include our historical stock option practices. In April 2007, the SEC filed a civil action against our former general counsel based on substantially the same allegations that had been charged in a criminal case against him with respect to trading Amkor securities based on material non-public information. The SEC’s civil action against the former general counsel has been settled. While the SEC’s investigation continues and we cannot predict the outcome, we believe that the investigation is now limited to certain securities trading by a former non-executive employee. We have fully cooperated with the SEC throughout this investigation, and intend to continue to do so.

Amkor Technology, Inc. v. Motorola, Inc.

In August 2002, we filed a complaint against Motorola, Inc. (“Motorola”) in the Superior Court of Delaware seeking declaratory judgment relating to a controversy between us and Motorola concerning, among other matters, the assignment by Citizen Watch Co., Ltd. (“Citizen”) to us of a Patent License Agreement dated January 25, 1996 between Motorola and Citizen (the “License Agreement”) and concurrent assignment by Citizen to us of Citizen’s interest in U.S. Patents 5,241,133 and 5,216,278 (the “’133 and ’278 Patents”), which patents relate to ball grid array packages. On October 8, 2008, the Supreme Court of Delaware issued a final decision affirming the Superior Court’s ruling that Amkor successfully acquired Citizen’s rights in the License Agreement and ‘133 and ‘278 patents.

Alcatel Business Systems v. Amkor Technology, Inc., Anam Semiconductor, Inc.

On November 5, 1999, we agreed to sell certain semiconductor parts to Alcatel Microelectronics, N.V. (“AME”), a subsidiary of Alcatel S.A. The parts were manufactured for us by Anam Semiconductor, Inc. (“ASI”), a predecessor to Dongbu Hitek Co., Ltd. (“Dongbu”), and delivered to AME. AME transferred the parts to another Alcatel subsidiary, Alcatel Business Systems (“ABS”), which incorporated the parts into mobile phone products. In early 2001, a dispute arose as to whether the parts sold by us were defective. In December 2006, ABS filed a demand with the American Arbitration Association (“AAA”) for arbitration in Pennsylvania under the November 1999 agreement, claiming damages arising from the dispute described above.

On October 2, 2008, an agreement was reached among the parties to settle the arbitration matter. As part of the settlement agreement, all claims against us were released, and all settlement amounts are to be paid by Dongbu pursuant to an indemnification agreement between us and Dongbu.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2009	$10,736
2010	8,525
2011	6,861
2012	5,447
2013	5,270
Thereafter	15,894

Total (net of minimum sublease income of $0.4 million)	$52,733

Rent expense amounted to $19.7 million, $19.4 million and $16.7 million for 2008, 2007 and 2006, respectively.

16.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim our Chairman and Chief Executive Officer, owns approximately 16.2% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms length and on terms consistent with our non-related party vendors. During 2008, 2007 and 2006, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $15.7 million, $18.7 million and $16.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2008 and 2007, were $0.8 million and $1.9 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Chairman and Chief Executive Officer. Mr. JooHo Kim, together with his wife and children, own 100% of Jesung C&M, a company that provides cafeteria services to Amkor Technology Korea, Inc. The services provided by Jesung C&M are subject to competitive bid. During 2008, 2007 and 2006, purchases from Jesung C&M were $5.3 million, $6.2 million and $6.5 million, respectively. Amounts due to Jesung C&M at December 31, 2008 and 2007 were $0.3 million and $0.5 million, respectively.

Previously, Mr. JooHo Kim owned with his children and other Kim Family members 58.1% of Anam Information Technology, Inc., a company that provided computer hardware and software components to ATK. Mr. JooHo Kim sold all of his shares in the fourth quarter of 2006. Other Kim Family members owned 48.3% as of December 31, 2006. As of September 30, 2006, a decision was made to discontinue using Anam Information Technology as a vendor. The services provided by Anam Information Technology were subject to competitive bid. During 2008 and 2007, there were no purchases from Anam Information Technology. Purchases from Anam

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Information Technology during 2006 were $0.3 million. There were no amounts due to Anam Information Technology at December 31, 2008 and 2007.

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

	Packaging	Test	Other	Total
		(In thousands)

Year Ended December 31, 2008
Net sales	$2,343,514	$314,299	$789	$2,658,602
Gross profit	472,986	88,645	107	561,738
Year Ended December 31, 2007
Net sales	$2,430,387	$309,633	$(575)	$2,739,445
Gross profit	577,841	103,411	621	681,873
Year Ended December 31, 2006
Net sales	$2,449,461	$279,921	$(822)	$2,728,560
Gross profit	586,381	89,531	(952)	674,960
Gross Property, plant and Equipment
December 31, 2008	$2,664,712	$741,860	$138,947	$3,545,519
December 31, 2007	$2,573,142	$643,298	$119,281	$3,335,721

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales by country based on the location of our customer:

	Net Sales
	2008	2007	2006
		(In thousands)

China (including Hong Kong)	$85,666	$147,156	$138,255
Japan	240,756	267,648	262,066
Korea	126,618	145,999	149,401
Singapore	657,573	650,037	573,072
Taiwan	194,305	206,149	207,962
Other foreign countries	379,381	363,008	404,925

Total foreign countries	1,684,299	1,779,997	1,735,681
United States	974,303	959,448	992,879

Total net sales	$2,658,602	$2,739,445	$2,728,560

No customer exceeded 10% of consolidated net sales in 2008, 2007 or 2006.

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, net
	2008	2007	2006
		(In thousands)

China	$239,734	$211,315	$201,223
Japan	17,603	18,462	23,302
Korea	593,202	576,666	559,083
Philippines	261,741	262,915	271,903
Singapore	90,620	105,804	107,267
Taiwan	219,592	217,230	227,019
Other foreign countries	146	156	166

Total foreign countries	1,422,638	1,392,548	1,389,963
United States	51,125	62,563	53,640

Total property, plant and equipment, net	$1,473,763	$1,455,111	$1,443,603

18.	Acquisitions

Acquisition of Unitive Semiconductor Taiwan Corporation

In 2004, we acquired approximately 60% of the capital stock of UST, a Taiwan-based venture. In January 2006, we acquired additional capital stock and our combined ownership of UST is approximately 99.9% at December 31, 2008. UST is a provider of wafer level technologies and services for flip chip and wafer level packaging applications.

The original transaction included a provision for a contingent, performance-based earn-out which could increase the value of the transaction. The earn-out was based on the performance of that subsidiary for the twelve month period ended January 31, 2007. In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to the UST earn-out provision. As of December 31, 2008, 2007 and 2006, we reflect as a minority interest the percentage of UST which we do not own in our Consolidated Financial Statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

19.	Restructuring and Reduction in Force

As part of our on going efforts to improve factory performance and manage costs, we regularly evaluate our staffing levels compared to current business needs. During 2008, we reduced our headcount through reductions-in-force and attrition by 1,100 employees. We completed voluntary and involuntary reductions-in-force programs in the U.S and at certain foreign locations. We recorded a charge for special and contractual termination benefits related to our reductions-in-force of $12.3 million, of which $10.1 million and $2.2 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2008. In addition, we paid out $2.5 million in cash with respect to our severance plan obligations (see Note 12) as a result of a reduction-in-force program in Korea. Subsequent to December 31, 2008, we commenced additional employee workforce reductions impacting approximately 1,700 employees. For the three months ended March 31, 2009, we currently estimate that we will incur $6 million in charges for special termination benefits, including a pension plan curtailment gain. Approximately $5 million of the charge is expected to be recorded in cost of sales with the remainder recorded in selling, general and administrative expenses.

During 2007, we announced a phased transition of wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan, and that the North Carolina facility would primarily focus on research and development activities after the transition was complete. During 2008, we announced all wafer level processing production will cease at our North Carolina Facility by mid-year 2009. Our research and development activities are expected to continue after production ceases in June 2009. The costs associated with these activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended). We recorded charges for termination benefits during 2008 and 2007 of $1.0 million and $0.9 million, respectively. With respect to the charges recognized during 2008, $0.7 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. The charges of $0.9 million recognized during 2007 were primarily recorded in cost of sales. The amount recorded in accrued expenses for termination benefits was $0.8 million and $0.5 million as of December 31, 2008 and 2007, respectively. We currently anticipate that an additional $1.0 million related to termination benefits will be expensed over the remaining employment service period through June 2009, of which $0.8 million and $0.2 million is expected to be recognized in cost of sales and selling, general and administrative expenses, respectively. We anticipate total termination benefits of $2.9 million will be paid through June 2009.

During 2006, we implemented an early voluntary retirement program with special termination benefits to employees at our Korean subsidiary. We recorded a charge for the special termination benefits of $5.4 million, including $4.7 million charged to cost of sales and $0.7 million charged to selling, general and administrative expenses. All of these amounts were paid as of December 31, 2006.

20.	Gain on Sale of Real Estate and Specialty Test Operations

During 2008, we sold land and a warehouse in Korea for $14.3 million in cash and recorded a gain of $9.9 million, with no tax effect.

During 2007, we recognized a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes, and a gain of $1.7 million as a result of an earn-out provision related to our divesture of a specialty test operation in 2005.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning of	to		(a)	Balance at
	Period	Expense	Write-offs	Other	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$4,947	(2,584)	(128)	—	$2,235
Year ended December 31, 2007	$2,235	(1,239)	(320)	—	$676
Year ended December 31, 2008	$676	291	(133)	—	$834
Deferred tax asset valuation allowance:
Year ended December 31, 2006	$351,952	(18,437)	(5,240)	(192)	$328,083
Year ended December 31, 2007	$328,083	25,408	(54,532)	(7,917)	$291,042
Year ended December 31, 2008	$291,042	3,005	(32,170)	(264)	$261,613

(a)	Column represents adjustments to the deferred tax asset valuation allowance as a result of business acquisitions. In addition, this column represents the sale of available for sale securities and stock option transactions in which the valuation allowance is adjusted directly through stockholders’ equity. For the year ended December 31, 2007, this column also includes a $7.6 million reduction in the valuation allowance associated with the adoption of FIN 48.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a company-wide basis. During 2008, we implemented several significant modules of the ERP system at our Philippines subsidiary. The implementation of the ERP system represents a change in our internal control over financial reporting. Therefore, as appropriate, we modified the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal control over financial reporting. We finalized the design, documentation and testing of internal control processes and procedures relating to the new system relative to our evaluation of our internal control over financial reporting as of December 31, 2008. The implementation of the ERP system at our Philippines subsidiary resulted in changes that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting during the three months ended December 31, 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct and Ethical Guidelines as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2009 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct and Ethical Guidelines, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee are available and maintained on our web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2009 Annual Meeting of Stockholders.

The following table summarizes our equity compensation plans as of December 31, 2008:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a)]

Equity compensation plans approved by stockholders	9,231,665	$10.35	16,425,000	(1)
Equity compensation plans not approved by stockholders	49,800	17.23	421,700	(2)

Total equity compensation plans	9,281,465		16,846,700

(1)	As of December 31, 2008, a total of 16,425,000 shares were reserved for issuance under the 2007 Equity Incentive Plan.

(2)	As of December 31, 2008, a total of 421,700 shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision for an annual replenishment to bring the number of shares of common stock reserved for issuance under the plan up to 300,000 as of each January 1. On January 1, 2009, no additional shares were made available pursuant to the annual replenishment provision.

PART IV

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2009 Annual Meeting of Stockholders.

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

The exhibits required by Item 601 of Regulation S-K which are filed with this report or incorporated by reference herein, are set forth in the Exhibit Index. Management contracts or compensatory plans or arrangements are identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ James J. Kim
James J. Kim
Chairman and Chief Executive Officer

Date: February 24, 2009

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

Name	Title	Date

/s/ James J. Kim James J. Kim	Chief Executive Officer and Chairman	February 24, 2009

/s/ Joanne Solomon Joanne Solomon	Corporate Vice President and Chief Financial Officer	February 24, 2009

/s/ Roger A. Carolin Roger A. Carolin	Director	February 24, 2009

/s/ Winston J. Churchill Winston J. Churchill	Director	February 24, 2009

/s/ John T. Kim John T. Kim	Director	February 24, 2009

John F. Osborne	Director

/s/ Constantine N. Papadakis Constantine N. Papadakis	Director	February 24, 2009

/s/ James W. Zug James W. Zug	Director	February 24, 2009

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of July 19, 2004, by and among Amkor Technology, Inc., Unitive, Inc., Certain of the Stockholders of Unitive, Inc., Certain Option Holders of Unitive, Inc., Onex American Holdings II LLC as the Onex Stockholder Representative, David Rizzo as the MCNC Stockholder Representative, Thomas Egolf as the TAT Stockholder Representative, Kenneth Donahue as the Additional Indemnifying Stockholder Representative, and, with respect to Article VIII and Article X thereof only, U.S. Bank National Association.(9)
2.2	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(9)
2.3	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Technology Singapore Pte. Ltd. and IBM Singapore Pte Ltd.(8)
2.4	Asset Purchase Agreement dated as of May 17, 2004 by and among Amkor Assembly & Test (Shanghai) Co., Ltd. and IBM Interconnect Packaging Solutions (Shanghai) Co., Ltd.(8)
2.5	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(8)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws.(20)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(4)
4.3	Registration Rights Agreement dated as of May 8, 2003, between Amkor Technology, Inc. and Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. relating to the 7.75% Senior Notes due May 15, 2013.(5)
4.4	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(7)
4.5	Registration Rights Agreement dated as of March 12, 2004 by and among Amkor Technology, Inc., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. relating to the 7.125% Senior Notes due March 15, 2011.(7)
4.6	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(13)
4.7	Investor Rights Agreement, dated November 18, 2005, between Amkor Technology, Inc. and the Investors named therein.(13)
4.8	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(15)
4.9	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(15)
4.10	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(16)
4.11	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(16)
4.12	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(16)

4.13	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(10)
4.14	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(10)
4.15	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(10)
4.16	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(10)
4.17	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(11)
4.18	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(11)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(22)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.*
10.4	Form of Tax Indemnification Agreement between Amkor Technology, Inc., Amkor Electronics, Inc. and certain stockholders of Amkor Technology, Inc.(2)
10.5	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.6	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.7	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.8	1998 Director Option Plan and form of agreement thereunder.(2)*
10.9	1998 Employee Stock Purchase Plan.(2)*
10.10	Purchase Agreement, Amkor Technology, Inc. $425 million 7.75% Senior Notes Due May 15, 2013.(4)
10.11	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(22)*
10.12	2007 Equity Incentive Plan.(19)*
10.13	Form of Stock Option Agreement under the 2007 Equity Incentive Plan.(21)*
10.14	2007 Executive Incentive Bonus Plan.(19)*
10.15	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(18)
10.16	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(18)
10.17	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(18)
10.18	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(18)
10.19	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(18)
10.20	Second Amendment to Loan and Security Agreement, dated as of March 28, 2007, among Amkor Technology, Inc. and its subsidiaries party thereto, the Lenders party to the Loan and Security Agreement dated November 28, 2005 (as amended), and Bank of America, N.A. as administrative agent for the Lenders.(18)

10.21	Loan and Security Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., as Borrowers, Wachovia Capital Finance Corporation (Western) as Documentation Agent and Bank of America, N.A., as Administrative Agent.(12)
10.22	Guaranty Agreement, dated as of November 28, 2005 delivered by Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc. to Bank of America as Administrative Agent.(12)
10.23	Intercreditor Agreement, dated as of November 28, 2005, among Amkor Technology, Inc., Unitive, Inc. and Unitive Electronics, Inc., Bank of America, N.A., as Administrative Agent for the Senior Parties, and Citicorp North America, Inc., as Administrative Agent for the Junior Parties and as Collateral Agent for the Junior Parties.(12)
10.24	Syndicated Loan Agreement, dated as of November 30, 2005, among Amkor Technology Taiwan, Ltd., as Borrower, the banks and banking institutions party thereto, Chinatrust Commercial Bank Co., Ltd. and Ta Chong Commercial Bank Co., Ltd., as Coordinating Arrangers, and Chinatrust Commercial Bank Co., Ltd., as Facility Agent and Security Agent.(12)
10.25	Letter of Guaranty, dated as of November 30, 2005, delivered by Amkor Technology, Inc. to Chinatrust Commercial Bank, Ltd., as Facility Agent.(12)
10.26	Note Purchase Agreement between Amkor Technology, Inc. and the Investors named therein, dated November 14, 2005.(13)
10.27	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(13)
10.28	First Amendment to Loan and Security Agreement, dated as of May 5, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party to the Loan and Security Agreement, and Bank of America, N.A., as administrative agent for the Lenders.(14)
10.29	Limited Waiver of Loan and Security Agreement, dated as of September 25, 2006, among Amkor Technology, Inc. and its Subsidiaries party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.(17)
10.30	Retirement Separation Agreement and Release dated December 22, 2005, between Amkor and John N. Boruch.(13)
12.1	Computation of Ratio of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(6)
14.2	Amkor Technology, Inc. Director Code of Ethics.(6)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on July 10, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed March 4, 2004.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 11, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2006.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2008.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 7, 2008.