Form 10-Q
period 2009-03-31
AMKOR TECHNOLOGY INC
filed 2009-05-06
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-29472

AMKOR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-1722724 (I.R.S. Employer Identification Number)

1900 South Price Road
Chandler, AZ 85286
(Address of principal executive offices and zip code)

(480) 821-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2009 was 183,035,405.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands,
	except per share data)

Net sales	$388,776	$699,483
Cost of sales	340,737	523,331

Gross profit	48,039	176,152

Operating expenses:
Selling, general and administrative	50,068	65,449
Research and development	10,147	13,856

Total operating expenses	60,215	79,305

Operating (loss) income	(12,176)	96,847

Other expense (income):
Interest expense, net	26,145	27,433
Interest expense, related party	1,562	1,563
Foreign currency gain	(12,068)	(9,477)
Gain on debt retirement, net	(8,996)	—
Other expense (income), net	59	(806)

Total other expense, net	6,702	18,713

(Loss) income before income taxes	(18,878)	78,134
Income tax expense	3,081	5,940

Net (loss) income	(21,959)	72,194
Net income attributable to noncontrolling interests	133	198

Net (loss) income attributable to Amkor	$(22,092)	$71,996

Net (loss) income attributable to Amkor per common share:
Basic	$(0.12)	$0.40

Diluted	$(0.12)	$0.36

Shares used in computing per common share amounts:
Basic	183,035	182,134
Diluted	183,035	209,396

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$291,479	$424,316
Restricted cash	2,677	4,880
Accounts receivable:
Trade, net of allowances	214,475	259,630
Other	17,755	14,183
Inventories	110,377	134,045
Other current assets	30,463	23,862

Total current assets	667,226	860,916
Property, plant and equipment, net	1,415,144	1,473,763
Intangibles, net	14,433	11,546
Restricted cash	1,657	1,696
Other assets	37,593	36,072

Total assets	$2,136,053	$2,383,993

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$69,364	$54,609
Trade accounts payable	176,939	241,684
Accrued expenses	138,790	258,449

Total current liabilities	385,093	554,742
Long-term debt	1,294,656	1,338,751
Long-term debt, related party	100,000	100,000
Pension and severance obligations	116,903	116,789
Other non-current liabilities	29,283	30,548

Total liabilities	1,925,935	2,140,830

Commitments and contingencies (see Note 13)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,035 in 2009 and 2008	183	183
Additional paid-in capital	1,497,755	1,496,976
Accumulated deficit	(1,300,313)	(1,278,221)
Accumulated other comprehensive income	6,518	18,201

Total Amkor stockholders’ equity	204,143	237,139
Noncontrolling interests in subsidiaries	5,975	6,024

Total equity	210,118	243,163

Total liabilities and equity	$2,136,053	$2,383,993

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(21,959)	$72,194
Depreciation and amortization	79,949	73,517
Gain on debt retirement, net	(8,996)	—
Other operating activities and non-cash items	2,943	3,600
Changes in assets and liabilities	(115,131)	31,905

Net cash (used in) provided by operating activities	(63,194)	181,216

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,821)	(88,839)
Proceeds from the sale of property, plant and equipment	144	339
Other investing activities	(3,635)	(277)

Net cash used in investing activities	(46,312)	(88,777)

Cash flows from financing activities:
Borrowings under revolving credit facilities	—	619
Proceeds from issuance of short-term debt	15,000	—
Payments of long-term debt, net of discount	(34,725)	(101,086)
Payments for debt issuance costs	(2,572)	—
Proceeds from issuance of stock through stock compensation plans	—	6,088

Net cash used in financing activities	(22,297)	(94,379)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,034)	3,583

Net (decrease) increase in cash and cash equivalents	(132,837)	1,643
Cash and cash equivalents, beginning of period	424,316	410,070

Cash and cash equivalents, end of period	$291,479	$411,713

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,888	$18,125
Income taxes	$1,422	$2,945

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2008 Consolidated Balance Sheet data was derived from audited financial statements, (other than as it relates to the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160 as described below), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2008 filed on Form 10-K with the SEC on February 24, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries.

Effective at the beginning of the first quarter of 2009, we adopted SFAS No. 160 as described in Note 2. As required by this Standard, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Consolidated Balance Sheets to be reflected as a component of total stockholders’ equity and on the Consolidated Statements of Operations to be a specific allocation of net income (loss). Note 6 also allocates comprehensive (loss) income between Amkor and noncontrolling interests. Amounts reported or included in prior periods have not changed but have been reclassified to conform with the current period presentation. Earnings per share continue to be based on earnings attributable to Amkor.

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

Recently Adopted Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Issuers of convertible debt instruments subject to the provisions of FSP No. APB 14-1 should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our convertible debt instruments do not contain the features of the instruments covered by this FSP and will continue to be accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Warrants (as amended). Accordingly, our adoption of the provisions of FSP No. APB 14-1 on January 1, 2009, did not have an impact on our financial statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. Our adoption of the provisions of FSP FAS 142-3 on January 1, 2009, did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires (1) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (2) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (3) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 160 on January 1, 2009 and, as required, we have adjusted the prior periods for comparative purposes. Minority interests reported in our December 31, 2008 Consolidated Balance Sheet were retrospectively adjusted to comply with SFAS No. 160 and are now reported as a component of equity identified as noncontrolling interests. The caption “Net (loss) income” in our Consolidated Statements of Operations represents the consolidated operating results for Amkor including the noncontrolling interests. In addition, earnings or losses attributable to the minority interests are separately disclosed on the face of the Consolidated Statements of Operations for all periods presented in the manner prescribed by SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as amended by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (collectively “SFAS No. 141(R)”). SFAS No. 141(R) has significantly changed the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on our financial statements. The adoption of the provisions of SFAS No. 157 on January 1, 2009 with respect to non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, did not have an adoption date impact on our consolidated financial statements but will apply to measurements of fair value of non-financial assets and liabilities when a fair value measurement is required. See Note 15 for additional SFAS No. 157 information and disclosure for financial assets and liabilities.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009 with early adoption permitted. We elected to early adopt all three FSPs for our March 31, 2009 interim financial statements. The adoption of FSP FAS 157-4 and FSP FAS 115-2 did not have any impact on our consolidated financial statements. The adoption of FSP FAS 107-1 is disclosure-only in nature (see Note 15).

Recently Issued Standards

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”). FSP FAS No. 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106, to enhance the required disclosures regarding plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocation decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. The disclosure requirement under FSP FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS No. 132(R)-1 will require additional disclosures in the financial statements related to the assets of our foreign defined benefit pension plans and will not impact our financial results.

3.	Stock Compensation Plans

We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Cost of sales	$56	$296
Selling, general, and administrative	607	867
Research and development	116	190

Stock-based compensation expense	$779	$1,353

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a summary of all common stock option activity for the three months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2008	9,282	$10.39
Granted	20	1.90
Exercised	—	—
Forfeited or expired	(137)	10.16

Outstanding at March 31, 2009	9,165	10.38	4.76	$18

Exercisable at March 31, 2009	7,584	10.56	3.97	$2

Fully vested and expected to vest at March 31, 2009	8,975	10.40	4.68	$16

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008

Expected life (in years)	5.9	6.3
Risk-free interest rate	2.3%	3.3%
Volatility	84%	80%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$1.36	$8.06

The intrinsic value of options exercised for the three months ended March 31, 2008 was $3.0 million. There were no options exercised during the three months ended March 31, 2009.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $9.6 million as of March 31, 2009, which is expected to be recognized over a weighted-average period of 3.2 years beginning April 1, 2009.

For the three months ended March 31, 2008, we received $6.1 million in cash under all share-based payment arrangements, while no cash was received in the three months ended March 31, 2009. There was no tax benefit realized. The 2008 cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

4.	Income Taxes

Our income tax expense of $3.1 million reflects income taxes at certain of our profitable foreign operations, foreign withholding taxes, minimum taxes at certain of our operations, and valuation allowances, all of which offset the tax benefits generated on the net losses incurred for the three months ended March 31, 2009. At March 31, 2009, we had U.S. net operating loss carryforwards totaling $291.5 million, which expire at various times through 2028. Additionally, at March 31, 2009, we had $105.7 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Our liability for gross unrecognized tax benefits increased from $20.9 million at December 31, 2008 to $21.5 million as of March 31, 2009 primarily because of changes to estimates related to tax positions taken in prior years. Of the March 31, 2009 balance, $8.2 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months due to statutes of limitations expiring in certain jurisdictions which would decrease our unrecognized tax benefits related to revenue attribution by up to $1.6 million.

Our unrecognized tax benefits are subject to change as examinations of tax years are completed. We believe that any change in taxes or any related interest and penalties, over the amounts accrued, will not have a material effect on our financial condition, results of operations or cash flows. However, tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

5.	Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net (loss) income attributable to Amkor by the weighted average number of common shares outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands)

Net (loss) income attributable to Amkor — basic	$(22,092)	$71,996
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	—	1,491
Interest on 6.25% convertible notes due 2013, net of tax	—	1,592

Net (loss) income attributable to Amkor — diluted	$(22,092)	$75,079

Weighted average shares outstanding — basic	183,035	182,134
Effect of dilutive securities:
Stock options	—	888
2.5% convertible notes due 2011	—	13,023
6.25% convertible notes due 2013	—	13,351

Weighted average shares outstanding — diluted	183,035	209,396

Net (loss) income attributable to Amkor per common share:
Basic	$(0.12)	$0.40
Diluted	(0.12)	0.36

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Stock options	9,165	8,840
6.25% convertible notes due 2013	13,351	—
2.5% convertible notes due 2011	7,589	—

Total potentially dilutive shares	30,105	8,840

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	9,163	8,840

In April 2009, we issued $250.0 million of our 6.0% Convertible Senior Subordinated Notes due April 2014. The conversion rate for each $1,000 aggregate principal amount of notes is initially 330.6332 shares of our common stock or approximately $3.02 per share. The potential dilutive effect of this convertible note will be 82.8 million shares of common stock. The corresponding interest expense, net of tax, would also be an adjustment to net income for dilutive EPS.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Equity and Comprehensive (Loss) Income

The following table reflects the changes in equity and comprehensive (loss) income attributable to both Amkor and the noncontrolling interests.

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive (loss) income:
Net (loss) income	(22,092)	133	(21,959)
Other comprehensive loss:
Pension liablility adjustment, net of tax	(4,434)	—	(4,434)
Cumulative translation adjustment	(7,249)	(182)	(7,431)

Total other comprehensive loss	(11,683)	(182)	(11,865)

Comprehensive loss	(33,775)	(49)	(33,824)
Stock compensation expense	779	—	779

Equity at March 31, 2009	$204,143	$5,975	$210,118

Equity at December 31, 2007	$654,619	$7,022	$661,641
Comprehensive (loss) income:
Net income	71,996	198	72,194
Other comprehensive income (loss):
Unrealized loss on available for sale investments, net of tax	(80)	—	(80)
Pension liablility adjustment, net of tax	203	—	203
Cumulative translation adjustment	30,491	725	31,216

Total other comprehensive income	30,614	725	31,339

Comprehensive income	102,610	923	103,533
Issuance of stock through stock options	6,088	—	6,088
Stock compensation expense	1,353	—	1,353

Equity at March 31, 2008	$764,670	$7,945	$772,615

7.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased components	$88,233	$110,713
Work-in-process	22,144	23,332

Total inventories	$110,377	$134,045

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Land	$106,009	$104,887
Land use rights	19,945	19,945
Buildings and improvements	833,758	828,108
Machinery and equipment	2,380,068	2,384,342
Software and computer equipment	152,696	150,349
Furniture, fixtures and other equipment	27,598	28,385
Construction in progress	7,194	29,503

	3,527,268	3,545,519
Less accumulated depreciation and amortization	(2,112,124)	(2,071,756)

Total property, plant and equipment, net	$1,415,144	$1,473,763

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three
	Months Ended
	March 31,
	2009	2008

Purchases of property, plant and equipment	$42,821	$88,839
Net change in related accounts payable and deposits	(18,529)	6,324

Property, plant and equipment additions	$24,292	$95,163

9.	Intangible Assets

Acquired intangibles as of March 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,461	$(69,534)	$6,927
Supply agreements	14,483	(6,977)	7,506

Total intangibles	$90,944	$(76,511)	$14,433

In January 2009, we purchased from a customer certain machinery and equipment and entered into a three year supply agreement in exchange for $9.9 million in cash. The fair value assigned to the supply agreement was $5.6 million.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Acquired intangibles as of December 31, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,246	$(67,304)	$8,942
Supply agreements	8,858	(6,254)	2,604

Total intangibles	$85,104	$(73,558)	$11,546

Amortization of identifiable intangible assets for the three months ended March 31, 2009 and 2008 was $2.8 million and $2.4 million, respectively. Based on the amortizing assets recognized in our balance sheet at March 31, 2009, amortization for each of the next five years is estimated as follows:

(In thousands)

2009 Remaining	$4,076
2010	4,567
2011	2,934
2012	1,071
2013	785
Thereafter	1,000

Total amortization	$14,433

10.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Payroll and benefits	$33,550	$70,897
Accrued interest	31,651	17,033
Customer advances and deferred revenue	22,841	28,672
Income taxes payable	11,336	9,287
Accrual for patent license dispute, including interest (Note 13)	—	64,702
Accrued severance plan obligations (Note 12)	—	31,584
Other accrued expenses	39,412	36,274

Total accrued expenses	$138,790	$258,449

In accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. As a result of a weakening global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. To mitigate the impact on our employees in Korea and reduce our long-term commitments, we paid $31.6 million of interim benefits in January 2009 using cash on hand (see Note 12).

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2009	2008
	(In thousands)

Debt of Amkor
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 1.5% — 2.25%, due November 2009	$—	$—
Senior notes:
7.125% Senior notes due March 2011	177,674	209,641
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	110,566	111,566
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Working capital term loan, LIBOR + 1.7%, due February-March 2010	15,000	—
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	21,796	22,310
Term loan, bank base rate plus 0.5% due April 2014	224,994	235,708
Secured equipment and property financing	1,990	2,135

	1,464,020	1,493,360
Less: Short-term borrowings and current portion of long-term debt	(69,364)	(54,609)

Long-term debt (including related party)	$1,394,656	$1,438,751

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 2.0% to 2.5% for base rate revolving loans, or LIBOR plus 3.5% to 4.0% for LIBOR revolving loans. The LIBOR-based interest rate effective in April 2009 was 3.9%. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable.

In April 2009, we issued $250.0 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and Mr. James J. Kim, Amkor’s Chairman and Chief Executive Officer and largest shareholder, and an entity controlled by Mr. Kim. Mr. Kim and his affiliate purchased $150.0 million of the 2014 Notes. We received approximately $244.5 million in net proceeds which we expect to use to reduce debt and for general corporate purposes. We incurred $2.6 million of debt issuance costs in connection with the issuance of the 2014 Notes in the three months ended March 31, 2009, and we expect to record approximately $3 million of additional debt issuance costs in the three months ended June 30, 2009.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the three months ended March 31, 2009, we repurchased in open market transactions $32.1 million in aggregate principal amount of our 7.125% senior notes due March 2011, and $1.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $23.9 million of cash on hand. We recorded a gain on extinguishment of $9.2 million offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million. In April 2009, we repurchased in an open market transaction $35.0 million principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $29.1 million of the proceeds from the issuance of the 2014 Notes. We expect to record a gain on extinguishment in the three months ending June 30, 2009 of $5.9 million. This gain is expected to be partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of approximately $0.5 million.

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd., a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. All principal and interest must be repaid by January 2011. Amounts borrowed under the facility during the three months ended March 31, 2009, were $15.0 million. The working capital facility bears interest at LIBOR plus 1.7% (3.43% as of March 31, 2009), which is payable in semi-annual payments. The facility is collateralized with certain real property and buildings in China.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Operations. Interest income for the three months ended March 31, 2009 and 2008 was $0.4 million and $2.8 million, respectively.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,121	$1,954
Interest cost	774	1,176
Expected return on plan assets	(379)	(779)
Amortization of transitional obligation	17	18
Amortization of prior service cost	16	17
Recognized actuarial (gain) loss	(23)	183

Net periodic pension cost	1,526	2,569
Curtailment gain	(1,109)	—

Total pension expense	$417	$2,569

During the three months ended March 31, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 16). Due to the reduction in our workforce, our service cost and interest cost recognized in the three months ended March 31, 2009 has decreased when compared to the three months ended March 31, 2008.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months ended March 31, 2009, we contributed $0.1 million to the pension plans, and we expect to contribute an additional $6.9 million during 2009.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. In addition and in accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The provision recorded for severance benefits for the three months ended March 31, 2009 and 2008 was $2.3 million and $3.5 million, respectively. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $95.5 million and $99.6 million at March 31, 2009 and December 31, 2008, respectively. In December 2008, we reclassified $31.6 million to current liabilities for voluntary interim accrued severance plan benefits that were paid out in January 2009 to approximately 750 eligible employees. As a result of a weakening global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. The interim accrued severance plan benefit payments were intended to help mitigate the impact of reduced compensation on our employees and lower our long-term commitments.

13.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility, which was amended in April 2009, with a letter of credit sub-limit of $25.0 million. As of March 31, 2009, we have outstanding $0.5 million of standby letters of credit and have available an additional $24.5 million for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“the Agreement”) entered into between Tessera and our predecessor in 1996.

On January 9, 2009, the Arbitration Panel issued the final damage award in this matter. The final award, plus interest, of $64.7 million was paid when due, in February 2009. Amkor remains a licensee under the Agreement with the rights and benefits of a licensee along with ongoing obligations to pay royalties for packages subject to the patent royalty provisions.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On December 10, 2008, the parties entered into a memorandum of understanding to settle this case. Under the terms of the proposed settlement, Amkor and the other defendants will receive a full and complete release of all claims in the litigation in exchange for payment of an aggregate amount of $11.3 million. Our directors and officers liability insurance carrier will pay $9.0 million of the settlement amount and we will pay $2.3 million. The full amounts of the proposed settlement and insurance recovery were accrued as of December 31, 2008. The parties are in the process of finalizing formal settlement documentation. The settlement is subject to review and approval by the court.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an Initial Determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, that we have a domestic industry in our patents, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of the Tariff Act.

We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination on remand finding that Carsem infringed some of our patent claims, and that Carsem had violated Section 337 of the Tariff Act.

On remand, the ITC had also authorized the ALJ to reopen the record on certain discovery issues related to a subpoena of documents from a third party. Following findings by the ALJ, on November 17, 2005, the Commission filed a second petition in the United Sates District Court for the District of Columbia to enforce the subpoena issued to the third party. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination pending resolution of that enforcement action. An order by the District Court enforcing the subpoena became final on January 9, 2009, and the third party has now produced documents pursuant to the subpoena.

On January 28, 2009 the Commission extended the target date for completion of the investigation to May 1, 2009. On April 20, 2009, Carsem filed a renewed motion to extend the target date and to remand the investigation. On April 28, 2009 the Commission extended the target date to July 1, 2009 for completion of the investigation.

In November 2003, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages, treble damages due to willful infringement plus interest, costs and attorney’s fees. This District Court action has been stayed pending resolution of the ITC case.

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

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months March 31, 2009
Net sales	$338,939	49,875	(38)	$388,776
Gross profit	$43,869	4,381	(211)	$48,039
Three Months Ended Months March 31, 2008
Net sales	$617,944	81,255	284	$699,483
Gross profit	$149,336	26,679	137	$176,152
Gross Property, Plant and Equipment
March 31, 2009	$2,663,619	725,726	137,923	$3,527,268
December 31, 2008	$2,664,712	741,860	138,947	$3,545,519

15.	Fair Value of Financial Instruments

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

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are fair valued at quoted market prices in active markets for identical assets as summarized in the following table:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$46,414	$—	$—	$46,414
Restricted cash	2,677	—	—	2,677

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The carrying values of long term debt reported in our Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 along with the related fair value amounts are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Carrying value	$1,464,020	$1,493,360

Fair value:
Publicly quoted trading prices	$885,768	$730,175
Market based assumptions	337,405	176,483

Total fair value	$1,223,173	$906,658

Market based assumptions include current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

16.	Reduction in Force

As part of our on going efforts to improve factory performance and manage costs, we regularly evaluate our staffing levels compared to current business needs. During the three months ended March 31, 2009, we reduced our headcount through reductions-in-force programs by 1,750 employees in certain foreign locations. We recorded a charge for special and contractual termination benefits related to our reductions-in-force of $7.4 million, of which $6.8 million and $0.6 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

During 2007 and 2008, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production will cease at our North Carolina facility by June 2009 and the North Carolina facility will focus on research and development activities after the transition is complete. The costs associated with these activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (as amended). We recorded charges for termination benefits during 2008 and 2007 of $1.0 million and $0.9 million, respectively. During the three months ended March 31, 2009, we recorded charges for termination benefits of $0.6 million, of which $0.5 million and $0.1 million were charged to cost of sales and selling, general, and administrative expenses, respectively. The amount recorded in accrued expenses for termination benefits was $0.8 million as of March 31, 2009 and December 31, 2008. We currently anticipate that an additional $0.4 million related to termination benefits will be expensed over the remaining employment service period through June 2009, of which $0.3 million and $0.1 million is expected to be recognized in cost of sales and selling, general and administrative expenses, respectively. We anticipate total termination benefits of $2.9 million will be paid through June 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) our expectations regarding demand for our services and customer inventory levels, (2) the focus and level of our expected capital investments, (3) investments in technology advancements and cost reduction programs, (4) our expected gain on debt extinguishment, (5) our ability to fund our operating activities, working capital, capital expenditures and debt service requirements for the next twelve months, (6) the payment of dividends and expected use of cash flows, if any in the future, (7) compliance with our covenants, (8) the effect of foreign currency exchange rate exposure on our financial results, (9) the release of valuation allowances related to taxes in the future, (10) the repurchase of outstanding debt, (11) expected labor cost reductions, workforce reductions and related severance charges and the impact on quarterly cost of sales and operating expenses, and (12) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2009 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission.

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

The recent credit crisis and global decline in consumer demand has resulted in a deteriorating macro-economic environment. As a result, the semiconductor industry is experiencing a significant cyclical downturn. Such a downturn is characterized by decreases in product demand and excess customer inventories. During the three months ended March 31, 2009, we experienced a significant slowdown in orders. For the three months ended March 31, 2009, our net sales were $388.8 million compared to $699.5 million in the prior year comparable period due to the broad-based decline in demand across our packaging and test businesses. Gross margin for the three months ended March 31, 2009 was 12.4%, down from 25.2% in the prior year comparable period. The recent downturn in demand has resulted in significant declines in our operating results and cash flows as our capacity utilization rates have declined.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, beginning in 2008 and continuing into 2009, we have implemented cost reduction measures that include lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. We have also significantly reduced our expected capital investment levels in 2009 to an estimated $100 million, well below our 2008 levels. We were free cash flow negative in the three months ended March 31, 2009 primarily as a result of approximately $103.7 million of payments relating to the resolution of a patent license dispute and employee benefit and separation payments. Cash used in operating activities was $63.2 million for the three months ended March 31, 2009, as compared with cash provided by operating activities of $181.2 million for the three months ended March 31, 2008. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first three months of 2009.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. In April 2009, we amended our $100.0 million first lien revolving credit facility which, among other things, extended the maturity date from November 2009 to April 2013. Also, in April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014 (the “2014 Notes”). In the three months ended March 31, 2009, we repurchased in open market transactions $32.1 million in aggregate principal amount of our 7.125% senior notes due March 2011, and $1.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $23.9 million of cash on hand. In April 2009, we repurchased in an open market transaction $35.0 million principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $29.1 million of the proceeds from the issuance of the 2014 Notes. At April 30, 2009, our cash and cash equivalents totaled approximately $500 million with an aggregate of $112.9 million of debt due through the end of 2010. In 2011, the remaining $253.6 million aggregate amount of our 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

Our net sales for the three months ended March 31, 2009 and 2008 were $388.8 million and $699.5 million, respectively. In the three months ended March 31, 2009, sales decreased $310.7 million, or 44.4%, from the three months ended March 31, 2008 primarily due to the general decline in demand and inventory management efforts by our customers as a result of the global economic downturn described above and continued weakness in consumer spending experienced during the three months ended March 31, 2009. We experienced a broad based decline in product demand across our packaging and test businesses during the three months ended March 31, 2009.

Gross margin for the three months ended March 31, 2009 and 2008 was 12.4% and 25.2%, respectively. We experienced a decline in gross margin for the three months ended March 31, 2009 primarily due to the lower levels of demand, which have significantly decreased our capacity utilization rates. In addition, cost of sales for the three months ended March 31, 2009 included a charge of $6.8 million for special termination benefits. This charge was partially offset by a pension curtailment gain of $1.0 million relating to workforce reductions. Gross margin for the three months ended March 31, 2009 benefitted from cost reduction initiatives and the strength of the U.S. dollar against certain foreign currencies.

Amkor’s net loss for the three months ended March 31, 2009 was $22.1 million, or $0.12 loss per share, compared with Amkor’s net income of $72.0 million, or $0.36 per diluted share, for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 includes a $12.1 million net foreign currency gain primarily due to the depreciation of the Korean won against the U.S. dollar and the remeasurement of our Korean won denominated severance plan obligation, and a gain of $9.0 million related to the repurchase of an aggregate $32.1 million principal amount of our 7.125% senior notes and $1.0 million principal amount of our 2.5% convertible senior subordinated notes due in 2011. Also included in the net loss for the three months ended March 31, 2009 is a $7.4 million charge for termination benefits that was partially offset by a $1.1 million pension curtailment gain relating to our workforce reduction programs.

Our capital additions totaled $24.3 million in the three months ended March 31, 2009. Because of the significantly reduced level of consumer demand, capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31,
	2009	2008

Net sales	100.0%	100.0%
Gross profit	12.4%	25.2%
Depreciation and amortization	20.6%	10.5%
Operating (loss) income	(3.1)%	13.8%
(Loss) income before income taxes	(4.9)%	11.2%
Net (loss) income	(5.6)%	10.3%
Net (loss) income attributable to Amkor	(5.7)%	10.3%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales.  Net sales decreased $310.7 million, or 44.4%, to $388.8 million in the three months ended March 31, 2009 from $699.5 million in the three months ended March 31, 2008. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic downturn and continued weakness in consumer spending experienced during the three months ended March 31, 2009. As a result, we experienced a broad-based decline in product demand across our packaging and test businesses.

Packaging Net Sales.  Packaging net sales decreased $279.0 million, or 45.2%, to $338.9 million in the three months ended March 31, 2009 from $617.9 million in the three months ended March 31, 2008 because of the broad-based decline in product demand across our package offerings. Packaging unit volume decreased in the three months ended March 31, 2009 to 1.2 billion units compared to 2.2 billion units in the three months ended March 31, 2008.

Test Net Sales.  Test net sales decreased $31.4 million, or 38.6%, to $49.9 million in the three months ended March 31, 2009 from $81.3 million in the three months ended March 31, 2008 due to the overall decline in demand due to the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 37.1% for the three months ended March 31, 2008 to 39.2% for the three months ended March 31, 2009 due to a change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs increased to 16.5% in the three months ended March 31, 2009 compared to 15.8% in the three months ended March 31, 2008. The increase in labor costs includes $6.8 million of termination benefits incurred in the three months ended March 31, 2009 due to workforce reductions, which is partially offset by a pension curtailment gain of $1.0 million. Labor costs benefitted by a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies and savings realized from our workforce reduction and other cost savings initiatives.

As a percentage of net sales, other manufacturing costs increased to 31.9% in the three months ended March 31, 2009 from 22.0% in the three months ended March 31, 2008. Other manufacturing costs in absolute dollars increased due to higher depreciation costs as a result of our capital expenditures, which are focused on increasing our wafer bump and flip chip packaging capacity, advanced laminate packaging services and test services. These costs increases were offset by reduced costs associated with lower volumes, including utilities and supplies.

Gross Profit.  Gross profit decreased $128.2 million to $48.0 million, or 12.4% of net sales, in the three months ended March 31, 2009 from $176.2 million, or 25.2% of net sales, in the three months ended March 31, 2008. We experienced a decline in gross margin in the three months ended March 31, 2009 primarily due to the lower levels of demand, which have significantly decreased our capacity utilization rates. In addition, included in our cost of sales in the three months ended March 31, 2009 is a charge of $6.8 million for special termination benefits that was partially offset by a pension curtailment gain of $1.0 million relating to workforce reductions. The decrease in gross profit and gross margin was partially offset by improved factory performance due to cost reduction initiatives and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $105.4 million to $43.9 million, or 13.0% of packaging net sales, in the three months ended March 31, 2009 from $149.3 million, or 24.2% of packaging net sales, in the three months ended March 31, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates. In addition, cost of sales for the three months ended March 31, 2009 included a charge for termination benefits that was partially offset by a pension curtailment gain. The decrease was partially offset by improved factory performance due to cost reduction initiatives and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in the three months ended March 31, 2009 decreased $22.3 million to $4.4 million, or 8.8% of test net sales, from $26.7 million, or 32.8% of test net sales, in the three months ended March 31, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates and higher depreciation costs as a result of our capital investments. In addition, we recorded a charge in the three months ended March 31, 2009 for termination benefits which was partially offset by a pension curtailment gain attributable to our test business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $15.3 million, or 23.5%, to $50.1 million in the three months ended March 31,2009, from $65.4 million in the three months ended March 31, 2008. The decrease was primarily due to lower salaries and benefits in our corporate and sales offices and professional fees. These reductions were partially offset by enterprise resource planning implementation costs and termination benefits.

Research and Development.  Despite the global economic downturn, during the three months ended March 31, 2009 we continued to invest in research and development activities, focusing on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $3.8 million to $10.1 million, or 2.6% of net sales in the three months ended March 31, 2009 from $13.9 million, or 2.0% of net sales in the three months ended March 31, 2008. The decrease in our research and development expenses was primarily due to lower salaries and benefits.

Other Expense (Income), Net.  Other expense, net decreased $12.0 million to $6.7 million, or 1.7% of net sales, in the three months ended March 31, 2009 from $18.7 million, or 2.7% of net sales in the three months ended March 31, 2008. This decrease was driven by a net gain of $9.0 million related to the repurchase of an aggregate $33.1 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011. In addition, there was a $1.3 million reduction in net interest expense due to reduced debt, and an increase of $2.6 million in net foreign currency gains primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance plan obligation.

Income Tax Expense.  In the three months ended March 31, 2009, we recorded an income tax expense of $3.1 million as compared to an income tax expense of $5.9 million in the three months ended March 31, 2008. The decrease in income tax expense is primarily attributable to a decline in profits in our taxable foreign jurisdictions. Our income tax expense for the three months ended March 31, 2009 is attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes, minimum taxes of our operations incurring losses, and valuation allowances, all of which offset the tax benefits generated on the net losses incurred for the period.

At March 31, 2009, we had U.S. net operating loss carryforwards totaling $291.5 million, which expire at various times through 2028. Additionally, at March 31, 2009, we had $105.7 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

The recent credit crisis and global decline in consumer demand has resulted in a deteriorating macro-economic environment. As a result, the semiconductor industry is experiencing a significant cyclical downturn. During the three months ended March 31, 2009, we experienced a significant slowdown in orders. For the three months ended March 31, 2009, our net sales were $388.8 million compared to $699.5 million in the prior year comparable period due to the broad-based decline in demand across our packaging and test businesses. Gross margin for the three months ended March 31, 2009 was 12.4% down from 25.2% in the prior year comparable period. The downturn in demand has resulted in significant declines in our operating results and cash flows as our capacity utilization rates have declined. We were free cash flow negative by $106.0 million primarily as a result of the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and $39.0 million in other employee benefit and separation payments.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, we have implemented cost reduction measures that include lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. In the three months ended March 31, 2009, we reduced our work force by approximately 1,750 employees and recorded a severance charge, net of a pension curtailment gain, of $6.3 million. As part of our ongoing efforts to improve performance and manage costs, we continue to evaluate our staffing levels compared to current business needs.

In response to the lower levels of demand and to preserve cash, we have also significantly reduced our expected capital investment levels in 2009 to an estimated $100 million, compared to our 2008 capital additions of $341.7 million. During the first three months of 2009, we had capital additions of $24.3 million compared to $95.2 million in the three months ended March 31, 2008. We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. Because of the significantly reduced level of consumer demand, 2009 capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

We have a significant level of debt, with $1,464.0 million outstanding at March 31, 2009, of which $69.4 million is current. In April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014. We expect to use the $244.5 million of net proceeds to reduce other indebtedness and for general corporate purposes.

In the three months ended March 31, 2009, we repurchased in open market transactions $32.1 million in aggregate principal amount of our 7.125% senior notes due March 2011, and $1.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $23.9 million of cash on hand. In April 2009, we repurchased in an open market transaction $35.0 million principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $29.1 million of the proceeds from the issuance of the 2014 Notes. Subsequent to the April 2009 repurchase transactions described above, we have an aggregate of $112.9 million of debt coming due through the end of 2010, and in 2011 the remaining $253.6 million 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transactions are subject to the terms of our indentures and other debt agreements, market conditions and other factors.

The interest payments required on our debt are substantial. For example, we paid $15.9 million of interest in the three months ended March 31, 2009. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

The source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of March 31, 2009, we had cash and cash equivalents of $291.5 million and availability of $99.5 million under our $100.0 million first lien senior secured revolving credit facility.

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

We were in compliance with all debt covenants at March 31, 2009 and expect to remain in compliance with these covenants for at least the next twelve months.

Cash Flows

Cash used in operating activities was $63.2 million for the three months ended March 31, 2009 compared to cash provided by operating activities of $181.2 million for the three months ended March 31, 2008. We were free cash flow negative for the three months ended March 31, 2009. Free cash flow decreased by $198.4 million to $(106.0) million for the three months ended March 31, 2009 compared to $92.4 million for the three months ended March 31, 2008.

Net cash (used in) provided by operating, investing and financing activities for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands)

Operating activities	$(63,194)	$181,216
Investing activities	(46,312)	(88,777)
Financing activities	(22,297)	(94,379)

Operating activities:  Our cash flow from operating activities for the three months ended March 31, 2009 decreased by $244.4 million. Operating income for the three months ended March 31, 2009 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $103.2 million which is largely attributable to decreased net sales. Net interest expense for the three months ended March 31, 2009 decreased by $1.3 million, as compared with the three months ended March 31, 2008 as a result of reduced debt levels.

Changes in assets and liabilities decreased operating cash flow principally due to the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and $39.0 million in other employee benefit and separation payments for the three months ended March 31, 2009. Inventory and accounts payable have decreased more in the three months ended March 31, 2009 compared to the comparable period in 2008 reflecting lower demand due to the economic downturn.

Investing activities:  Our cash flows used in investing activities for the three months ended March 31, 2009 decreased by $42.5 million. This decrease was primarily due to a $46.0 million decrease in payments for property, plant and equipment from $88.8 million in the three months ended March 31, 2008 to $42.8 million in the three months ended March 31, 2009. Investing activities during the three months ended March 31, 2009 includes the purchase of certain equipment and a three year supply agreement from a customer in exchange for $9.9 million in cash. Investing activities were higher in 2008 principally as a result of our higher level of capital expenditures driven in part by our increased investments in wafer bump equipment.

Financing activities:  Our net cash used in financing activities for the three months ended March 31, 2009 was $22.3 million, compared with $94.4 million for the three months ended March 31, 2008. The net cash used in financing activities for the three months ended March 31, 2009 was primarily driven by the repurchase of an aggregate $33.1 million principal amount due of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011 using $23.9 million of our cash on hand partially offset by proceeds of $15.0 million received from our working capital facility in China. In the three months ended March 31, 2009 we also incurred $2.6 million in debt issuance costs related to the April 2009 issuance of the $250.0 million 6.0% convertible senior subordinated notes due April 2014. In February 2008, we repaid the remaining $88.2 million of our 9.25% senior notes at maturity. We received $6.1 million in proceeds from the issuance of stock through our stock compensation plans in the three months ended March 31, 2008.

We provide the following supplemental data to assist our investors and analysts in understanding our liquidity and capital resources. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. GAAP and our definition of free cash flow may not be comparable to similar companies and should not be considered a substitute for cash flow measures in accordance with U.S. GAAP. We believe free cash flow provides our investors and analysts useful information to analyze our liquidity and capital resources.

	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands)

Net cash (used in) provided by operating activities	$(63,194)	$181,216
Purchases of property, plant and equipment	(42,821)	(88,839)

Free cash flow	$(106,015)	$92,377

Capital Additions and Contractual Obligations

Our capital additions for the three months ended March 31, 2009 were $24.3 million. We expect that our full year 2009 capital additions will be approximately $100 million, as discussed above in the “Overview.” Ultimately, the amount of our 2009 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands)

Purchases of property, plant, and equipment	$42,821	$88,839
Net change in related accounts payable and deposits	(18,529)	6,324

Property, plant and equipment additions	$24,292	$95,163

The following table summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2009-Remaining	2010	2011	2012	2013	Thereafter
	(In thousands)

Total debt(1)	$1,464,020	$43,493	$69,403	$331,799	$43,041	$564,856	$411,428
Scheduled interest payment obligations(2)	519,366	105,718	102,205	87,303	80,843	55,775	87,522
Purchase obligations(3)	17,627	17,627	—	—	—	—	—
Operating lease obligations	50,566	8,011	8,702	6,996	5,582	5,402	15,873
Severance obligations(4)	95,529	5,962	6,916	7,054	7,195	7,339	61,063

Total contractual obligations	$2,147,108	$180,811	$187,226	$433,152	$136,661	$633,372	$575,886

(1)	The decrease in our total debt from the Annual Report on Form 10-K as of December 31, 2008, is due to the repurchase of an aggregate $33.1 million principal amount due of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011 using $23.9 million of our cash on hand and the repayment of $10.9 million of annual amortizing debt. The total debt and related interest do not include amounts related to the issuance of $250.0 million of our 6.0% convertible senior subordinated notes in April 2009, or the repurchase in April 2009 of $35.0 million principal amount of our 2.5% convertible senior subordinated notes due May 2011.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2009 for variable rate debt.

(3)	Represents capital-related purchase obligations in addition to accounts payable outstanding at March 31, 2009 for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2009 include:

•	$21.4 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $6.9 million to the defined benefit pension plans during the remainder of 2009.

•	$14.5 million of customer advances which relate to supply agreements with customers that commit to capacity in exchange for customer prepayment of services. Generally, customers forfeit the prepayment if our capacity is not utilized per contract terms.

•	$21.5 million of unrecognized tax benefits. At March 31, 2009, the amount of our liability for unrecognized tax benefits was approximately $10.4 million, which does not generally represent future cash payments because of the interaction with other available tax attributes, such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities. Because we expect cash outflows to occur over an indeterminate number of future years, we believe it is unlikely that the payment of existing liabilities would have a material adverse affect on liquidity in any future period.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or other off-balance sheet arrangements as of March 31, 2009. Operating lease commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, there have been no significant changes in our lease commitments as reported in our 2008 Annual Report on Form 10-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to our securities litigation and other litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, there have been no significant changes in our critical accounting policies as reported in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage market risk. We have not entered into any derivative transactions in the three months ended March 31, 2009 and have no outstanding contracts as of March 31, 2009.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 73% of the net monetary exposure. For the three months ended March 31, 2009, $6.1 million of the $12.1 million net foreign currency gain reported in our Consolidated Statements of Operations was related to remeasurement of this severance obligation. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2009, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2009, our loss before income taxes would have been approximately $14.5 million higher.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2009, approximately 76% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen, Korean won and Taiwanese dollars for local country sales. For the three months ended March 31, 2009, approximately 55% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2009 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2009 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2009, our operating loss would have been approximately $12.2 million higher.

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the three months ended March 31, 2009 and 2008 was a net foreign translation loss of $7.2 million and a gain of $30.5 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of March 31, 2009, we had a total of $1,464.0 million of debt of which 82.0% was fixed rate debt and 18.0% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of March 31, 2009. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2008, we had a total of $1,493.4 million of debt of which 82.6% was fixed rate debt and 17.4% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of March 31, 2009.

	2009-							Fair
	Remaining	2010	2011	2012	2013	Thereafter	Total	Value

Long term debt:
Fixed rate debt (In thousands)	$—	$—	$288,240	$—	$522,000	$390,000	$1,200,240	$966,768
Average interest rate	0.0%	0.0%	5.4%	0.0%	7.5%	9.3%	7.5%
Variable rate debt (In thousands)	$43,493	$69,403	$43,559	$43,041	$42,856	$21,428	$263,780	$256,405
Average interest rate	5.5%	5.2%	6.4%	6.4%	6.4%	6.4%	5.9%

For information regarding the fair value of our long-term debt, see Note 15 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a company-wide basis. We do not expect to have any changes in our internal control over financial reporting with respect to this ERP implementation until 2010 when the next phase of modules will be implemented.

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

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past, and the recent financial crisis and declining conditions in the global economy have resulted in a downturn in the semiconductor industry. Reduced economic activity due to the global recession and decreased consumer spending, reduced corporate profits and capital spending, adverse business conditions and liquidity and concerns about inflation and deflation are negatively impacting demand for our services, creating downward pressure on prices and have made it difficult for us to accurately forecast and plan future business activities.

As a result of the deteriorating global economic conditions and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any significant downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, and if industry conditions continue to deteriorate, we could suffer significant losses, as we have in the past, which could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of current adverse economic conditions, could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors has resulted in significant declines in our operating results and cash flows as our capacity utilization rates have declined.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations and loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during those periods. We are currently experiencing lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services, which have significantly reduced our gross margin during the period. Although our capacity utilization rates at times have been strong, we cannot assure that we will be able to achieve consistently high capacity utilization rates, and if we fail to do so, our gross margins may decrease. If our gross margin continues at low levels or decreases further, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected. The recent declines in demand have significantly reduced our gross margin and we have experienced lower utilization rates in our manufacturing operations.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize during the downturn. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows. Additionally, we could suffer significant losses if current industry conditions continue to deteriorate further, which could materially and adversely impact our business, liquidity, results of operations, financial position and cash flows.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We expect general downward pressure on average selling prices for our packaging and test services in the future and these pricing pressures can be expected to increase during a downturn in the semiconductor industry. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

In a downturn in the semiconductor industry, such as the downturn we are currently experiencing, IDMs have responded by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. If this trend continues, this may have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of March 31, 2009, our total debt balance was $1,464.0 million, of which $69.4 million was classified as a current liability. In April 2009, we increased our debt by issuing $250.0 million of our 2014 Notes. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the three months ended March 31, 2009, we had capital additions of $24.3 million and for the full year 2009 we expect to make capital additions of approximately $100 million, which is well below 2008 levels.

In addition, we have a significant level of debt, with $1,464.0 million outstanding at March 31, 2009, $69.4 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $43.5 million due during the remainder of 2009, $69.4 million due in 2010, $331.8 million due in 2011, $43.0 million due in 2012, $564.9 million due in 2013 and $411.4 million due thereafter. The interest payments required on our debt are also substantial. For example, in the three months ended March 31, 2009, we paid $15.9 million of interest. The source of funding for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2009, we had cash and cash equivalents of $291.5 million and $99.5 million available under our senior secured revolving credit facility.

In April 2009, we issued $250.0 million of 2014 Notes and received net proceeds of approximately $244.5 million. We expect to use the net proceeds to reduce other indebtedness and for general corporate purposes.

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

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Current Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us. For example, we currently have a $100.0 million revolving credit facility with three banks in the U.S. and a $50.0 million working capital facility with a Chinese bank. If any of these banks are adversely affected by the current capital market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. The $671.1 million write-off of our goodwill at December 31, 2008 has significantly reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. In addition, our future debt agreements may contain financial covenants and ratios.

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

Loss of Customers — The Loss of Certain Customers or Reduced Orders From Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 50.9%, 49.8% and 47.0% of our net sales in the three months ended March 31, 2009, and the years ended December 31, 2008 and 2007, respectively.

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

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2010 with IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. Another example relates to the fact that some of our customers are suppliers to the automotive industry which is currently experiencing significant financial pressure resulting from dealer consolidations, closings and bankruptcies. Some of our customers may be impacted by reduced orders as a result of the automotive industry downturn, which could have a material adverse effect on our operations and financial results.

Capital Additions — We Make Substantial Capital Additions To Support the Demand Of Our Customers, Which May Adversely Affect Our Business If the Demand Of Our Customers Does Not Develop As We Expect or Is Adversely Affected.

We make significant capital additions in order to service the demand of our customers. The amount of capital additions will depend on several factors, including the performance of our business, our assessment of future industry and customer demand, our capacity utilization rates and availability, our liquidity position and the availability of financing. Our ongoing capital addition requirements may strain our cash and short-term asset balances, and, in periods when we are expanding our capital base, we expect that depreciation expense and factory operating expenses associated with our capital additions to increase production capacity will put downward pressure on our gross margin, at least over the near term.

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

The lead time needed to order, install and put into service various capital additions is often significant, and as a result we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additions for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

These matters have exposed us to greater risks associated with litigation and regulatory proceedings as described in Note 13 to our Consolidated Financial Statements in this Quarterly Report which, if adversely determined, could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 13 to the Consolidated Financial Statements included in this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

We conduct our packaging and test operations at a limited number of facilities. Significant damage or other impediments to any of these facilities, whether as a result of fire, weather, the outbreak of infectious diseases (such as SARS or the flu), civil strife, industrial strikes, breakdowns of equipment, difficulties or delays in obtaining materials and equipment, natural disasters, terrorist incidents, industrial accidents or other causes could temporarily disrupt or even shut down our operations, which would have a material adverse effect on our business, financial condition and results of operations. In the event of such a disruption or shutdown, we may be unable to reallocate production to other facilities in a timely or cost-effective manner (if at all) and may not have sufficient capacity to service customer demands in our other facilities. For example, our operations in Asia are vulnerable to regional typhoons that can bring with them destructive winds and torrential rains, which could in turn cause plant closures and transportation interruptions. In addition, some of the processes that we utilize in our operations place us at risk of fire and other damage. For example, highly flammable gases are used in the preparation of wafers holding semiconductor devices for flip chip packaging. While we maintain insurance policies for various types of property, casualty and other risks, we do not carry insurance for all the above referred risks and with regard to the insurance we do maintain, we cannot assure you that it would be sufficient to cover all of our potential losses.

Continued Control By Existing Stockholders — Mr. James J. Kim and Members of His Family Can Substantially Control The Outcome of All Matters Requiring Stockholder Approval.

As of April 1, 2009, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100.0 million of our 6.25% convertible subordinated notes due 2013 and $150 million of our 6.0% convertible senior subordinated notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ JOANNE SOLOMON
Joanne Solomon
Corporate Vice President and
Chief Financial Officer
(Principal Financial Officer,
Chief Accounting Officer and Duly
Authorized Officer)

Date: May 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Working Capital Facility Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. And Amkor Assembly and Test (Shanghai) Co., Ltd.
10.2	Real Property Mortgage Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. and Amkor Assembly and Test (Shanghai) Co., Ltd.
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.