Form 10-Q
period 2009-06-30
AMKOR TECHNOLOGY INC
filed 2009-08-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2009 was 183,048,266.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net sales	$506,516	$690,676	$895,292	$1,390,159
Cost of sales	404,129	531,745	744,866	1,055,076

Gross profit	102,387	158,931	150,426	335,083

Operating expenses:
Selling, general and administrative	52,445	67,441	102,513	132,890
Research and development	10,035	15,095	20,182	28,951
Gain on sale of real estate	—	(9,856)	—	(9,856)

Total operating expenses	62,480	72,680	122,695	151,985

Operating income	39,907	86,251	27,731	183,098

Other (income) expense:
Interest expense, net	26,826	26,314	52,971	53,747
Interest expense, related party	3,812	1,562	5,374	3,125
Foreign currency loss (gain)	5,970	(11,597)	(6,098)	(21,074)
Gain on debt retirement, net	(7,888)	—	(16,884)	—
Other (income)expense, net	(10)	107	49	(699)

Total other expense, net	28,710	16,386	35,412	35,099

Income (loss) before income taxes	11,197	69,865	(7,681)	147,999
Income tax expense	1,833	4,298	4,914	10,238

Net income (loss)	9,364	65,567	(12,595)	137,761
Net income attributable to noncontrolling interests	141	335	274	533

Net income (loss) attributable to Amkor	$9,223	$65,232	$(12,869)	$137,228

Net income (loss) attributable to Amkor per common share:
Basic	$0.05	$0.36	$(0.07)	$0.75

Diluted	$0.05	$0.33	$(0.07)	$0.68

Shares used in computing per common share amounts:
Basic	183,036	182,759	183,036	182,446
Diluted	265,846	210,138	183,036	209,785

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$455,294	$424,316
Restricted cash	2,678	4,880
Accounts receivable:
Trade, net of allowances	264,440	259,630
Other	16,924	14,183
Inventories	118,072	134,045
Other current assets	25,483	23,862

Total current assets	882,891	860,916
Property, plant and equipment, net	1,371,177	1,473,763
Intangibles, net	12,970	11,546
Restricted cash	1,001	1,696
Other assets	39,700	36,072

Total assets	$2,307,739	$2,383,993

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$69,670	$54,609
Trade accounts payable	230,617	241,684
Accrued expenses	137,914	258,449

Total current liabilities	438,201	554,742
Long-term debt	1,234,505	1,338,751
Long-term debt, related party	250,000	100,000
Pension and severance obligations	126,217	116,789
Other non-current liabilities	32,845	30,548

Total liabilities	2,081,768	2,140,830

Commitments and contingencies (see Note 13)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,039 in 2009 and 183,035 in 2008	183	183
Additional paid-in capital	1,498,331	1,496,976
Accumulated deficit	(1,291,090)	(1,278,221)
Accumulated other comprehensive income	12,231	18,201

Total Amkor stockholders’ equity	219,655	237,139
Noncontrolling interests in subsidiaries	6,316	6,024

Total equity	225,971	243,163

Total liabilities and equity	$2,307,739	$2,383,993

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(12,595)	$137,761
Depreciation and amortization	156,507	150,543
Gain on debt retirement, net	(16,884)	—
Other operating activities and non-cash items	5,407	7,694
Changes in assets and liabilities	(99,077)	(11,300)

Net cash provided by operating activities	33,358	284,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(69,955)	(190,870)
Proceeds from the sale of property, plant and equipment	687	14,968
Proceeds from sale of investment	—	2,460
Other investing activities	(3,086)	(496)

Net cash used in investing activities	(72,354)	(173,938)

Cash flows from financing activities:
Borrowings under revolving credit facilities	—	619
Payments under revolving credit facilities	—	(633)
Proceeds from issuance of short-term debt	15,000	—
Proceeds from issuance of long-term debt	100,000	—
Proceeds from issuance of long-term debt, related party	150,000	—
Payments of long-term debt	(186,156)	(124,074)
Payments for debt issuance costs	(8,539)	—
Proceeds from issuance of stock through stock compensation plans	15	9,776

Net cash provided by (used in) financing activities	70,320	(114,312)

Effect of exchange rate fluctuations on cash and cash equivalents	(346)	2,594

Net increase (decrease) in cash and cash equivalents	30,978	(958)
Cash and cash equivalents, beginning of period	424,316	410,070

Cash and cash equivalents, end of period	$455,294	$409,112

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,297	$63,541
Income taxes	$1,327	$13,194

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2008 Consolidated Balance Sheet data was derived from audited financial statements (other than as it relates to the revised presentation of noncontrolling interests, previously referred to as minority interests, as described in Note 2), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2008 filed on Form 10-K with the SEC on February 24, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries.

Subsequent events have been evaluated up to and including August 5, 2009, which is the date these financial statements were issued.

Use of Estimates.  The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

2.	New Accounting Standards

Recently Adopted Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires that (1) noncontrolling (minority) interests be reported as a component of stockholders’ equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 160 on January 1, 2009 and, as required, we have adjusted prior periods for comparative purposes. Minority interests reported in our December 31, 2008 Consolidated Balance Sheet were retrospectively adjusted to comply with SFAS No. 160 and are now reported as a component of equity identified as noncontrolling interests. The caption “Net income (loss)” in our Consolidated Statements of Operations represents the consolidated operating results for Amkor including noncontrolling interests. In addition, earnings or losses attributable to the minority interests are separately disclosed on the face of the Consolidated Statements of Operations for all periods presented in the manner prescribed by SFAS No. 160. See Note 6 for disclosure of the changes in equity and comprehensive (loss) income attributable to Amkor and our noncontrolling interests.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009 with early adoption permitted. We elected to early adopt all three FSPs for our March 31, 2009 interim financial statements. The adoption of FSP FAS 157-4 and FSP FAS 115-2 did not have any impact on our consolidated financial statements. The adoption of FSP FAS 107-1 is disclosure-only in nature (see Note 15).

Recently Issued Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 officially makes the Accounting Standards Codification (“ASC”) the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC and its staff are not included in the ASC but will continue to apply to SEC registrants. SFAS No. 168 is the final numbered standard to be issued by the FASB under the old numbering system. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the ASC will not have an effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective for fiscal years beginning after November 15, 2009. We are assessing the potential impact of adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in FASB Statement No. 140, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. We are assessing the potential impact of adoption.

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

All of our share-based payments to employees, including grants of employee stock options, are measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Cost of sales	$38	$224	$94	$520
Selling, general, and administrative	438	777	1,045	1,643
Research and development	83	170	199	361

Stock-based compensation expense	$559	$1,171	$1,338	$2,524

The following is a summary of all common stock option activity for the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2008	9,282	$10.39
Granted	120	4.07
Exercised	(4)	4.09
Forfeited or expired	(502)	10.01

Outstanding at June 30, 2009	8,896	10.33	4.68	$343

Exercisable at June 30, 2009	7,359	10.58	3.86	$265

Fully vested and expected to vest at June 30, 2009	8,726	10.35	4.60	$334

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three and six months ended June 30, 2009 and 2008.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected life (in years)	6.0	5.3	5.9	6.0
Risk-free interest rate	2.3%	3.3%	2.3%	3.3%
Volatility	74%	71%	76%	77%
Dividend yield	—	—	—	—
Weighted average grant date fair value per option granted	$2.96	$7.34	$2.70	$7.85

The intrinsic value of options exercised for the three and six months ended June 30, 2009 was negligible. The intrinsic value of options exercised for the three and six months ended June 30, 2008 was $1.0 million and $3.9 million, respectively.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $7.7 million as of June 30, 2009, which is expected to be recognized over a weighted-average period of 3.0 years beginning July 1, 2009.

For the six months ended June 30, 2008, we received $9.8 million in cash under all share-based payment arrangements, while a nominal amount of cash was received in the six months ended June 30, 2009. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

4.	Income Taxes

Our income tax expense of $4.9 million for the six months ended June 30, 2009 reflects income taxes at certain of our profitable foreign operations, foreign withholding taxes, minimum taxes at certain of our operations, and changes in valuation allowances which offset the tax benefits generated on net losses incurred. At June 30, 2009, we had U.S. net operating loss carryforwards totaling $314.2 million, which expire at various times through 2029. Additionally, at June 30, 2009, we had $100.7 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019.

We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. Such valuation allowances are released as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

Our gross unrecognized tax benefits increased from $20.9 million at December 31, 2008 to $22.9 million as of June 30, 2009 primarily because of changes to estimates related to tax positions taken in prior years. Of the June 30, 2009 balance, $9.5 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $2.6 million within the next twelve months due to the expiration of statutes of limitations related to revenue attribution as well as eligibility for certain tax incentives.

Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

5.	Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Amkor by the weighted average number of common shares outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options and convertible debt. The basic and diluted EPS amounts are the same for the six months ended June 30, 2009 as a result of the potentially dilutive securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income (loss) attributable to Amkor — basic	$9,223	$65,232	$(12,869)	$137,228
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	—	1,491	—	2,982
Interest on 6.25% convertible notes due 2013, net of tax	—	1,593	—	3,185
Interest on 6.0% convertible notes due 2014, net of tax	4,032	—	—	—

Net income (loss) attributable to Amkor — diluted	$13,255	$68,316	$(12,869)	$143,395

Weighted average shares outstanding — basic	183,036	182,759	183,036	182,446
Effect of dilutive securities:
Stock options	29	1,005	—	965
2.5% convertible notes due 2011	—	13,023	—	13,023
6.25% convertible notes due 2013	—	13,351	—	13,351
6.0% convertible notes due 2014	82,781	—	—	—

Weighted average shares outstanding — diluted	265,846	210,138	183,036	209,785

Net income (loss) attributable to Amkor per common share:
Basic	$0.05	$0.36	$(0.07)	$0.75
Diluted	0.05	0.33	(0.07)	0.68

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Stock options	8,652	8,295	8,896	8,338
2.5% convertible notes due 2011	4,355	—	6,142	—
6.25% convertible notes due 2013	13,351	—	13,351	—
6.0% convertible notes due 2014	—	—	41,620	—

Total potentially dilutive shares	26,358	8,295	70,009	8,338

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	8,652	8,295	8,869	8,338

6.	Equity and Comprehensive (Loss) Income

The following table reflects the changes in equity and comprehensive (loss) income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total
		(In thousands)

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive (loss) income:
Net (loss) income	(12,869)	274	(12,595)
Other comprehensive (loss) income:
Pension liability adjustment, net of tax	(4,389)	—	(4,389)
Cumulative translation adjustment	(1,581)	18	(1,563)

Total other comprehensive (loss) income	(5,970)	18	(5,952)

Comprehensive (loss) income	(18,839)	292	(18,547)
Issuance of stock through stock options	15	—	15
Stock compensation expense	1,340	—	1,340

Equity at June 30, 2009	$219,655	$6,316	$225,971

Equity at December 31, 2007	$654,619	$7,022	$661,641
Comprehensive (loss) income:
Net income	137,228	533	137,761
Other comprehensive income (loss):
Unrealized loss on available for sale investments, net of tax	(80)	—	(80)
Reclassification adjustment for losses included in income, net of tax	80	—	80
Pension liability adjustment, net of tax	407	—	407
Cumulative translation adjustment	23,766	639	24,405

Total other comprehensive income	24,173	639	24,812

Comprehensive income	161,401	1,172	162,573
Issuance of stock through stock options	9,776	—	9,776
Stock compensation expense	2,524	—	2,524

Equity at June 30, 2008	$828,320	$8,194	$836,514

7.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased components	$90,715	$110,713
Work-in-process	27,357	23,332

Total inventories	$118,072	$134,045

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Land	$106,082	$104,887
Land use rights	19,945	19,945
Buildings and improvements	838,599	828,108
Machinery and equipment	2,380,169	2,384,342
Software and computer equipment	152,559	150,349
Furniture, fixtures and other equipment	26,981	28,385
Construction in progress	16,690	29,503

	3,541,025	3,545,519
Less accumulated depreciation and amortization	(2,169,848)	(2,071,756)

Total property, plant and equipment, net	$1,371,177	$1,473,763

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six
	Months Ended
	June 30,
	2009	2008
	(In thousands)

Purchases of property, plant and equipment	$69,955	$190,870
Net change in related accounts payable and deposits	(18,306)	26,648

Property, plant and equipment additions	$51,649	$217,518

9.	Intangible Assets

Acquired intangibles as of June 30, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
		(In thousands)

Patents and technology rights	$76,604	(70,358)	$6,246
Supply agreements	14,483	(7,759)	$6,724

Total intangibles	$91,087	$(78,117)	$12,970

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

Amortization of identifiable intangible assets for the three months ended June 30, 2009 and 2008 was $1.7 million and $2.5 million, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2009 and 2008 was $4.5 million and $4.9 million, respectively. Based on the amortizing assets recognized in our balance sheet at June 30, 2009, amortization for each of the next five years is estimated as follows:

(In thousands)

2009 Remaining	$2,478
2010	4,618
2011	2,959
2012	1,096
2013	807
Thereafter	1,012

Total amortization	$12,970

10.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Payroll and benefits	$37,201	$70,897
Customer advances and deferred revenue	25,040	28,672
Accrued interest	17,208	17,033
Income taxes payable	9,078	9,287
Accrual for patent license dispute, including interest	—	64,702
Accrued severance plan obligations (Note 12)	—	31,584
Other accrued expenses	49,387	36,274

Total accrued expenses	$137,914	$258,449

In February 2009, we paid $64.7 million in connection with the resolution of a patent license dispute.

In accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. As a result of a weakened global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. To mitigate the impact on our employees in Korea and reduce our long-term commitments, we paid $31.6 million of interim benefits in January 2009 using cash on hand (see Note 12).

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	June 30,	December 31,
	2009	2008
	(In thousands)

Debt of Amkor:
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 3.5% — 4.0%, due April 2013	$—	$—
Senior notes:
7.125% Senior notes due March 2011	101,709	209,641
7.75% Senior notes due May 2013	422,000	422,000
9.25% Senior notes due June 2016	390,000	390,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	111,566
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	—
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Working capital term loan, LIBOR + 1.7%, due February-March 2010	15,000	—
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	16,770	22,310
Term loan, bank base rate plus 0.5% due April 2014	214,280	235,708
Secured equipment and property financing	1,837	2,135

	1,554,175	1,493,360
Less: Short-term borrowings and current portion of long-term debt	(69,670)	(54,609)

Long-term debt (including related party)	$1,484,505	$1,438,751

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended its term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 2.0% to 2.5% for base rate revolving loans, or LIBOR plus 3.5% to 4.0% for LIBOR revolving loans. The LIBOR-based interest rate at June 30, 2009 was 3.8%. There have been no borrowings under this credit facility as of June 30, 2009. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of June 30, 2009. In connection with amending and extending our $100.0 million facility, we incurred $3.0 million of debt issuance costs in the three and six months ended June 30, 2009.

In April 2009, we issued $250.0 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and Mr. James J. Kim, Amkor’s Chairman and Chief Executive Officer and largest shareholder, and an entity controlled by Mr. Kim. Mr. Kim and his affiliate purchased $150.0 million of the 2014 Notes. The net proceeds received of $244.5 million are being used to reduce debt and for general corporate purposes. In connection with the issuance of the 2014 Notes, we incurred $2.9 million and $5.5 million of debt issuance costs in the three and six months ended June 30, 2009, respectively.

In the three and six months ended June 30, 2009, we repurchased in open market transactions $76.2 million and $108.3 million, respectively, in aggregate principal amount of our 7.125% senior notes due March 2011. We recorded a gain on extinguishment of $0.1 million and $8.9 million during the three and six months ended June 30, 2009, respectively, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.4 million and $0.7 million, respectively.

In the three and six months ended June 30, 2009, we repurchased in open market transactions $68.0 million and $69.0 million, respectively, in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011. We recorded a gain on extinguishment of $9.1 million and $9.5 million during the three and six months ended June 30, 2009, respectively, which was partially offset during the three and six months ended June 30, 2009, by the write-off of a proportionate amount of our deferred debt issuance costs of $0.9 million.

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd., a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. All principal and interest must be repaid by January 2011. The working capital facility bears interest at LIBOR plus 1.7% (3.43% as of June 30, 2009), which is payable in semi-annual payments. The facility is collateralized with certain real property and buildings in China.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Operations. Interest income for the three months ended June 30, 2009 and 2008 was $0.6 million and $2.0 million, respectively. Interest income for the six months ended June 30, 2009 and 2008 was $1.0 million and $4.8 million, respectively.

12.	Pension and Severance Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Components of net periodic pension cost:
Service cost	$1,069	$1,921	$2,190	$3,875
Interest cost	724	1,134	1,498	2,310
Expected return on plan assets	(322)	(750)	(701)	(1,529)
Amortization of transitional obligation	17	19	34	37
Amortization of prior service cost	16	17	32	35
Recognized actuarial (gain) loss	—	183	(23)	365

Net periodic pension cost	1,504	2,524	3,030	5,093
Curtailment gain	—	—	(1,109)	—

Total pension expense	$1,504	$2,524	$1,921	$5,093

During the three months ended March 31, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 16). Due to the reduction in our workforce, our service cost and interest cost recognized in the three and six months ended June 30, 2009 has decreased when compared to the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2009, we contributed $0.1 million and $0.2 million to the pension plans, respectively, and we expect to contribute an additional $6.8 million during 2009.

Our Korean subsidiary participates in an accrued severance plan that covers employees and directors with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service, seniority and average monthly wages at the time of termination. In addition and in accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. Accrued severance benefits are estimated assuming all eligible employees were to terminate their employment at the balance sheet date. The provision recorded for severance benefits for the three months ended June 30, 2009 and 2008 was $4.6 million and $3.4 million, respectively. The provision recorded for severance benefits for the six months ended June 30, 2009 and 2008 was $6.9 million. The balance recorded in long-term pension and severance obligations for accrued severance at our Korean subsidiary was $103.2 million and $99.6 million at June 30, 2009 and December 31, 2008, respectively. At December 31, 2008, there was an additional $31.6 million classified in current liabilities for voluntary interim accrued severance plan benefits that were paid out in January 2009 to approximately 750 eligible employees. As a result of a weakened global economy, we have made reductions in labor costs by lowering compensation and shortening work weeks. The interim accrued severance plan benefit payments were intended to help mitigate the impact of reduced compensation on our employees and lower our long-term commitments.

13.	Commitments and Contingencies

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. As of June 30, 2009, we have outstanding $0.4 million of standby letters of credit and have available an additional $24.6 million for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

We generally warrant that our services will be performed in a professional and workmanlike manner and in compliance with our customers’ specifications. We accrue costs for known warranty issues. Historically, our warranty costs have been immaterial.

Legal Proceedings

We are involved in claims and legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, we currently believe that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact to us. Our evaluation of the potential impact of these claims and legal proceedings on our business, liquidity, results of operations, financial condition or cash flows could change in the future. We currently are party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

Tessera, Inc. v. Amkor Technology, Inc.

On March 2, 2006, Tessera, Inc. filed a Request for Arbitration (the “Request”) with the International Court of Arbitration of the International Chamber of Commerce, captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“Agreement”) entered into between Tessera and our predecessor in 1996.

On October 27, 2008, an Arbitration Panel (the “Panel”) issued an interim order in this matter. While the Panel found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the Agreement, the Panel did find that past royalties were due to Tessera as damages for some infringing packages. The Panel also denied Tessera’s request to terminate the Agreement.

On January 9, 2009, the Panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the Agreement. The award is for the period March 2, 2002 through December 1, 2008. The final award, plus interest, and the royalties for December 2008, were paid when due in February 2009.

We are calculating royalties under the Agreement for periods subsequent to December 1, 2008 using the same methodology specified in the Panel’s interim order for calculating damages for past royalties. Although our royalty payment for the six month period ended June 30, 2009 is not due until August 14, 2009, Tessera has recently advised us that Tessera believes we are in breach of the royalty provisions of the Agreement. Tessera has requested an audit pursuant to the Agreement which is not yet scheduled. We have informed Tessera that we are in full compliance with the Agreement and that we intend to make the royalty payments when due under the Agreement.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. The plaintiffs amended the complaint to add additional officer, director and former director defendants and alleged improprieties in certain option grants. The amended complaint further alleged that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint requested certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed an appeal from the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

On December 10, 2008, the parties entered into a memorandum of understanding to settle this case. Under the terms of the proposed settlement, Amkor and the other defendants will receive a full and complete release of all claims in the litigation in exchange for payment of an aggregate amount of $11.3 million. Our directors and officers liability insurance carrier will pay $9.0 million of the settlement amount and we will pay $2.3 million. The full amounts of the proposed settlement and insurance recovery were accrued as of December 31, 2008. The parties have finalized and filed formal settlement documentation with the court. The settlement is subject to review and approval by the court.

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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking, under Section 337 of the Tariff Act of 1930, an exclusionary order barring the importation by Carsem of infringing products. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Package, Carsem has infringed on one or more of our MicroLeadFrame packaging technology claims in the Amkor Patents.

The ITC Administrative Law Judge (“ALJ”) conducted an evidentiary hearing during July and August of 2004 in Washington D.C. and issued an Initial Determination that Carsem infringed some of our patent claims relating to our MicroLeadFrame package technology, that some of our 21 asserted patent claims are valid, that we have a domestic industry in our patents, and that all of our asserted patent claims are enforceable. However, the ALJ did not find a statutory violation of Section 337 of the Tariff Act.

We filed a petition in November 2004 to have the ALJ’s ruling reviewed by the full International Trade Commission. The ITC ordered a new claims construction related to various disputed claim terms and remanded the case to the ALJ for further proceedings. On November 9, 2005, the ALJ issued an Initial Determination on remand finding that Carsem infringed some of our patent claims and that Carsem had violated Section 337 of the Tariff Act.

On remand, the ITC had also authorized the ALJ to reopen the record on certain discovery issues related to a subpoena of documents from a third party. Following findings by the ALJ, on November 17, 2005, the Commission filed a second petition in the United States District Court for the District of Columbia to enforce the subpoena issued to the third party. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination pending resolution of that enforcement action. An order by the District Court enforcing the subpoena became final on January 9, 2009, and the third party has now produced documents pursuant to the subpoena.

On January 28, 2009, the Commission extended the target date for completion of the investigation to May 1, 2009. On April 20, 2009, Carsem filed a renewed motion to extend the target date and to remand the investigation. On April 28, 2009, the Commission extended the target date to July 1, 2009 for completion of the investigation. On July 1, 2009, the Commission remanded the investigation for a second time to the ALJ to reopen the record to admit into evidence documents and related discovery obtained from the enforcement of the above-referenced third-party subpoena. On July 23, 2009, the ALJ issued the procedural schedule, which includes a two-day hearing that starts on September 10, 2009 and sets the deadline for the issuance of the ALJ’s Initial Determination on this second remand for November 2, 2009. The ALJ also extended the target date to February 2, 2010 for completion of the investigation.

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

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column reflects other corporate adjustments to net sales and gross profit and the property, plant and equipment of our sales and corporate offices. For the three and six months ended June 30, 2009, “other” gross profit includes exit costs associated with contractual obligations for the Singapore land and building leases as well as abandoned leasehold improvements (see Note 16).

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended June 30, 2009
Net sales	$448,335	58,152	29	$506,516
Gross profit	$94,161	13,456	(5,230)	$102,387
Three Months Ended June 30, 2008
Net sales	$608,611	81,686	379	$690,676
Gross profit	$134,315	24,495	121	$158,931
Six Months Ended June 30, 2009
Net sales	$787,274	108,027	(9)	$895,292
Gross profit	$138,030	17,837	(5,441)	$150,426
Six Months Ended June 30, 2008
Net sales	$1,226,555	162,941	663	$1,390,159
Gross profit	283,651	51,174	258	$335,083
Gross Property, Plant and Equipment
June 30, 2009	$2,686,141	717,728	137,156	$3,541,025
December 31, 2008	$2,664,712	741,860	138,947	$3,545,519

15.	Fair Value of Financial Instruments

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$186,754	$—	$—	$186,754
Restricted cash	2,678	—	—	2,678

The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(In thousands)

Carrying value of debt	$1,554,175	$1,493,360

Fair value of debt:
Publicly quoted trading prices	$1,293,937	$730,175
Market based assumptions	334,940	176,483

Total fair value of debt	$1,628,877	$906,658

Publicly quoted trading prices are based on the prices reported on June 30, 2009 and December 31, 2008, respectively. Market based assumptions include current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

16.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to current business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these activities as of June 30, 2009. “Charges” represents the initial charge related to the exit activity. “Adjustments” represent revisions of estimates. “Cash payments” and “non-cash amounts” consist of the utilization of the charge.

	Accrual at					Accrual at
	December 31,			Cash	Non-Cash	June 30,
	2008	Charges	Adjustments	Payments	Amounts	2009
	(In thousands)

Singapore manufacturing operation:(1)
Employee separation costs	$—	$1,771	$—	$—	$—	$1,771
Contractual obligations	—	4,668	—	(197)	—	4,471
Asset impairments	—	556	—	—	(556)	—
Other	—	186	—	—	(186)	—
Reduction in force:(2)
Employee separation costs, net of curtailment gain	—	6,331	—	(7,436)	1,105	—
North Carolina manufacturing operation:(3)
Employee separation costs	782	1,060	(135)	(1,623)	—	84

Total	$782	$14,572	$(135)	$(9,256)	$363	$6,326

Current portion	$782					$4,090
Long-term portion	—					2,236

Total	$782					$6,326

(1)	In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We expect to exit before the end of 2010. This affects approximately 600 employees and enables us to improve our cost structure by consolidating factories. Machinery and equipment will be relocated to and utilized in other factories. Employee separation costs recognized as a liability at June 30, 2009 consist primarily of contractual involuntary termination benefits for all employees to be separated and one-time termination benefits for those employees that have separated in July 2009 within the minimum retention period. Approximately $1.3 million and $0.5 million of the employee separation costs are included in cost of goods sold and selling, general and administrative expenses, respectively. No payments of employee separation costs will be made until the employees are terminated, which began in July 2009. Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. Contractual obligation costs represent the estimated fair value of remaining obligations under land and building leases on a facility which was vacated in June 2009. Asset impairments relate primarily to abandoned building improvements at the leased facility.

The liability for one-time involuntary termination benefits for employees that will provide service beyond a minimum retention period will be recognized over the future service period. As of June 30, 2009, we expect to incur approximately $5.4 million of additional employee separation costs over the next twelve months.

(2)	During the three months ended March 31, 2009, we reduced our headcount through reductions-in-force programs by 1,750 employees in certain foreign locations. We recorded a charge for one-time and contractual termination benefits, net of a pension curtailment gain, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

(3)	During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now used for research and development activities. During the six months ended June 30, 2009, we recorded charges for termination benefits of $1.1 million, of which $0.9 million and $0.2 million were charges to cost of sales and selling, general, and administrative expenses, respectively. No additional charges related to termination benefits are expected to be recognized.

2008 Activities

During April 2008, we implemented an early voluntary retirement program with one-time termination benefits to employees at our Korean subsidiary. The offer was accepted by 62 employees. We recorded a charge in the three months ended June 30, 2008 for the one-time termination benefits of $2.3 million, including $2.0 million charged to cost of sales and $0.3 million charged to selling, general and administrative expenses. All amounts were paid prior to September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) our plan to exit manufacturing operations in Singapore, (2) the focus of our expected capital additions on customer requirements, investments in technology advancements and cost reduction programs, (3) the release of valuation allowances related to taxes in the future, (4) our ability to fund our operating activities, working capital, capital expenditures and debt service requirements for the next twelve months, (5) the expected use of cash flows, if any in the future, (6) expected workforce reductions and related severance charges, (7) our repurchase of outstanding debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to defined benefit pension plans, (11) expectations regarding liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, and (13) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2009 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

The semiconductor industry is experiencing a significant cyclical downturn. Despite the challenging global economy and weakness in consumer demand, we were profitable in the three months ended June 30, 2009, and unit demand and utilization increased during the three months ended June 30, 2009 compared to the previous quarter, although lower than the prior year comparable period.

Our net sales for the three months ended June 30, 2009 and 2008 were $506.5 million and $690.7 million, respectively. In the three months ended June 30, 2009, sales decreased $184.2 million, or 26.7%, from the three months ended June 30, 2008 primarily due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. The downturn in demand has resulted in declines in our operating results and cash flows as our capacity utilization rates have declined.

Gross margin for the three months ended June 30, 2009 and 2008 was 20.2% and 23.0%, respectively. We experienced a decline in gross margin for the three months ended June 30, 2009 primarily due to the lower levels of demand, which have significantly decreased our capacity utilization rates. In addition, cost of sales for the three months ended June 30, 2009 included a charge of $6.7 million for termination benefits, contractual obligations and other exit costs related to management’s decision to wind-down and exit manufacturing operations in Singapore. Gross margin for the three months ended June 30, 2009 benefitted from other cost reduction initiatives and the strength of the U.S. dollar against certain foreign currencies.

Amkor’s net income for the three months ended June 30, 2009 was $9.2 million, or $0.05 per diluted share, compared with Amkor’s net income of $65.2 million, or $0.33 per diluted share, for the three months ended June 30, 2008. The net income for the three months ended June 30, 2009 includes a $6.0 million net foreign currency loss from the remeasurement of certain subsidiaries’ balance sheet items compared to an $11.6 million net foreign currency gain in the three months ended June 30, 2008. The net income for the three months ended June 30, 2009 also includes a gain of $7.9 million related to the repurchase of an aggregate $76.2 million principal amount of our 7.125% senior notes and $68.0 million principal amount of our 2.5% convertible senior subordinated notes due in 2011. Also reflected in the net income for the three months ended June 30, 2009 is a $7.2 million charge in connection with the plan to exit manufacturing operations in Singapore.

Our capital additions totaled $27.4 million in the three months ended June 30, 2009. Because of the significantly reduced level of consumer demand, capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, beginning in 2008 and continuing into 2009, we have implemented cost reduction measures that include lowering executive and certain other employee compensation, reducing employee and contractor headcount, and shortening work weeks. Some costs previously reduced through cost reduction measures have increased as demand increased in the three months ended June 30, 2009. We have also reduced our expected levels of capital additions in 2009 to an estimated $150 million, which is below our 2008 levels. We generated $69.4 million of free cash flow in the three months ended June 30, 2009, but we experienced negative free cash flow in the six months ended June 30, 2009 primarily as a result of approximately $103.8 million of payments made in the three months ended March 31, 2009 relating to the resolution of a patent license dispute and employee benefit and separation payments. Cash provided by operating activities was $33.4 million for the six months ended June 30, 2009, as compared with $284.7 million for the six months ended June 30, 2008. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first six months of 2009.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. In April 2009, we amended our $100.0 million first lien revolving credit facility which, among other things, extended the maturity date from November 2009 to April 2013. Also, in April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014 (the “2014 Notes”). In the six months ended June 30, 2009, we repurchased in open market transactions $108.3 million in aggregate principal amount of our 7.125% senior notes due March 2011, and $69.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 using $158.8 million of cash on hand. At June 30, 2009, our cash and cash equivalents totaled approximately $455.3 million with an aggregate of $97.0 million of debt due through the end of 2010. In 2011, the remaining $144.3 million aggregate amount of our 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	20.2%	23.0%	16.8%	24.1%
Depreciation and amortization	15.1%	11.2%	17.5%	10.8%
Operating income	7.9%	12.5%	3.1%	13.2%
Income (loss) before income taxes	2.2%	10.1%	(0.9)%	10.6%
Net income (loss)	1.8%	9.5%	(1.4)%	9.9%
Net income (loss) attributable to Amkor	1.8%	9.4%	(1.4)%	9.9%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales.  Net sales decreased $184.2 million, or 26.7%, to $506.5 million in the three months ended June 30, 2009 from $690.7 million in the three months ended June 30, 2008. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. As a result, we experienced a broad-based decline in product demand across our packaging and test businesses.

Packaging Net Sales.  Packaging net sales decreased $160.3 million, or 26.3%, to $448.3 million in the three months ended June 30, 2009 from $608.6 million in the three months ended June 30, 2008 because of the broad-based decline in product demand across our package offerings. Packaging unit volume decreased in the three months ended June 30, 2009 to 1.7 billion units compared to 2.1 billion units in the three months ended June 30, 2008.

Test Net Sales.  Test net sales decreased $23.5 million, or 28.8%, to $58.2 million in the three months ended June 30, 2009 from $81.7 million in the three months ended June 30, 2008 due to the overall decline in demand due to the global economic recession.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 39.1% for the three months ended June 30, 2008 to 40.4% for the three months ended June 30, 2009 due to a change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 13.1% in the three months ended June 30, 2009 compared to 15.5% in the three months ended June 30, 2008. Labor costs benefitted by a favorable foreign currency effect resulting from the depreciation of the Korean won and other currencies and savings realized from our workforce reduction and other cost savings initiatives. Labor costs include $1.7 million and $2.0 million of termination benefits related to workforce reductions in the three months ended June 30, 2009 and 2008, respectively.

As a percentage of net sales, other manufacturing costs increased to 26.3% in the three months ended June 30, 2009 from 22.4% in the three months ended June 30, 2008. Other manufacturing costs in absolute dollars decreased due to reduced costs associated with lower volumes, including utilities and supplies. Other manufacturing costs also benefitted by a favorable foreign currency effect resulting from the depreciation of the Korean won and other currencies. These savings are partially offset by $5.2 million related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit.  Gross profit decreased $56.5 million to $102.4 million, or 20.2% of net sales, in the three months ended June 30, 2009 from $158.9 million, or 23.0% of net sales, in the three months ended June 30, 2008. We experienced a decline in gross margin in the three months ended June 30, 2009 primarily due to the lower levels of demand, which have significantly decreased our capacity utilization rates. In addition, included in our cost of sales in the three months ended June 30, 2009 is a charge of $7.1 million for exit activities primarily related to the wind-down and exit of manufacturing operations in Singapore. The decrease in gross profit and gross margin was partially offset by improved factory performance due to cost reduction initiatives and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won and other currencies.

Packaging Gross Profit.  Gross profit for packaging decreased $40.1 million to $94.2 million, or 21.0% of packaging net sales, in the three months ended June 30, 2009 from $134.3 million, or 22.1% of packaging net sales, in the three months ended June 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates. The decrease was partially offset by improved factory performance due to cost reduction initiatives and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in the three months ended June 30, 2009 decreased $11.0 million to $13.5 million, 23.2% of test net sales, from $24.5 million, or 30.0% of test net sales, in the three months ended June 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates and higher depreciation costs as a result of our capital additions. In addition, we recorded a charge in the three months ended June 30, 2009 for termination benefits.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $15.0 million, or 22.2%, to $52.4 million in the three months ended June 30, 2009, from $67.4 million in the three months ended June 30, 2008. The decrease was primarily due to lower salaries and benefits in our corporate and sales offices and professional fees. These reductions were partially offset by enterprise resource planning implementation costs.

Gain on Sale of Real Estate.  In the three months ended June 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

Research and Development.  Despite the global economic recession, during the three months ended June 30, 2009 we continued to invest in research and development activities, focusing on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $5.1 million to $10.0 million, or 2.0% of net sales in the three months ended June 30, 2009 from $15.1 million, or 2.2% of net sales in the three months ended June 30, 2008. The decrease in our research and development expenses was primarily due to lower salaries and benefits.

Other (Income) Expense, Net.  Other expense, net increased $12.3 million to $28.7 million, or 5.7% of net sales, in the three months ended June 30, 2009 from $16.4 million, or 2.4% of net sales in the three months ended June 30, 2008. This increase was driven by a $6.0 million foreign currency loss in the three months ended June 30, 2009 compared to an $11.6 million foreign currency gain in the three months ended June 30, 2008. The fluctuation in foreign currency is primarily due to the change in the Korean won and the remeasurement of the Korean won denominated severance plan obligation. In addition, there was a $2.8 million increase in net interest expense due to increased debt. The increase was partially offset by a net gain of $7.9 million related to the repurchase of an aggregate $144.2 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011.

Income Tax Expense.  In the three months ended June 30, 2009, we recorded income tax expense of $1.8 million as compared to income tax expense of $4.3 million in the three months ended June 30, 2008. The decrease in income tax expense is primarily attributable to a decline in profits in our taxable foreign jurisdictions. Our income tax expense for the three months ended June 30, 2009 is attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes, minimum taxes of our operations incurring losses, and changes in valuation allowances.

At June 30, 2009, we had U.S. net operating loss carryforwards totaling $314.2 million, which expire at various times through 2029. Additionally, at June 30, 2009, we had $100.7 million of non-U.S. net operating loss carryforwards, which expire at various times through 2019. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales.  Net sales decreased $494.9 million, or 35.6%, to $895.3 million in the six months ended June 30, 2009 from $1,390.2 million in the six months ended June 30, 2008. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. As a result, we experienced a broad-based decline in product demand across our packaging and test businesses.

Packaging Net Sales.  Packaging net sales decreased $439.3 million, or 35.8%, to $787.3 million in the six months ended June 30, 2009 from $1,226.7 million in the six months ended June 30, 2008 because of the broad-based decline in product demand across our package offerings. Packaging unit volume decreased in the six months ended June 30, 2009 to 2.9 billion units compared to 4.3 billion units in the six months ended June 30, 2008.

Test Net Sales.  Test net sales decreased $54.9 million, or 33.7%, to $108.0 million in the six months ended June 30, 2009 from $162.9 million in the six months ended June 30, 2008 due to the overall decline in demand due to the global economic recession.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 38.1% for the six months ended June 30, 2008 to 39.9% for the six months ended June 30, 2009 due to a change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 14.6% in the six months ended June 30, 2009 compared to 15.6% in the six months ended June 30, 2008. Labor costs benefitted by a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies and savings realized from our workforce reduction and other cost savings initiatives. These savings are partially offset by $8.0 million of termination benefits, net of a pension curtailment gain of $1.0 million, incurred in the six months ended June 30, 2009 due to workforce reductions. The six months ended June 30, 2008 include $2.0 million in termination benefits related to workforce reductions.

As a percentage of net sales, other manufacturing costs increased to 28.7% in the six months ended June 30, 2009 from 22.2% in the six months ended June 30, 2008. Other manufacturing costs in absolute dollars decreased due to reduced costs associated with lower volumes, including utilities and supplies. Other manufacturing costs include $5.2 million related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit.  Gross profit decreased $184.7 million to $150.4 million, or 16.8% of net sales, in the six months ended June 30, 2009 from $335.1 million, or 24.1% of net sales, in the six months ended June 30, 2008. We experienced a decline in gross margin in the six months ended June 30, 2009 primarily due to the lower levels of demand, which have significantly decreased our capacity utilization rates. In addition, included in our cost of sales in the six months ended June 30, 2009 is a net charge of $13.4 million, related to workforce reduction programs and the exit of manufacturing operations in Singapore. The decrease in gross profit and gross margin was partially offset by improved factory performance due to cost reduction initiatives and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $145.7 million to $138.0 million, or 17.5% of packaging net sales, in the six months ended June 30, 2009 from $283.7 million, or 23.1% of packaging net sales, in the six months ended June 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates. In addition, cost of sales for the six months ended June 30, 2009 included a charge for termination benefits that were partially offset by a pension curtailment gain. The decrease in gross margin was partially offset by improved factory performance due to cost reduction initiatives and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test in the six months ended June 30, 2009 decreased $33.4 million to $17.8 million, or 16.5% of test net sales, from $51.2 million, or 31.4% of test net sales, in the six months ended June 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates and higher depreciation costs as a result of our capital additions. In addition, we recorded a charge in the six months ended June 30, 2009 for termination benefits which was partially offset by a pension curtailment gain attributable to our test business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $30.4 million, or 22.9%, to $102.5 million in the six months ended June 30, 2009, from $132.9 million in the six months ended June 30, 2008. The decrease was primarily due to lower salaries and benefits in our corporate and sales offices and professional fees. These reductions were partially offset by enterprise resource planning implementation costs and termination benefits.

Gain on Sale of Real Estate.  In the six months ended June 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

Research and Development.  Despite the global economic recession, during the six months ended June 30, 2009 we continued to invest in research and development activities, focusing on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $8.8 million to $20.2 million, or 2.3% of net sales in the six months ended June 30, 2009 from $29.0 million, or 2.1% of net sales in the six months ended June 30, 2008. The decrease in our research and development expenses was primarily due to lower salaries and benefits.

Other (Income) Expense, Net.  Other expense, net increased $0.3 million to $35.4 million, or 4.0% of net sales, in the six months ended June 30, 2009 from $35.1 million, or 2.5% of net sales in the six months ended June 30, 2008. This increase was driven by a decrease of $15.0 million in net foreign currency gains primarily due to the fluctuation of the Korean won and the remeasurement of the Korean won denominated severance plan obligation. In addition, there was a $2.2 million increase in related party interest expense due to increased debt. The increase was partially offset by a net gain of $16.9 million related to the repurchase of an aggregate $177.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011.

Income Tax Expense.  In the six months ended June 30, 2009, we recorded income tax expense of $4.9 million as compared to income tax expense of $10.2 million in the six months ended June 30, 2008. The decrease in income tax expense is primarily attributable to a decline in profits in our taxable foreign jurisdictions. Our income tax expense for the six months ended June 30, 2009 is attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes, minimum taxes of our operations incurring losses, and changes in valuation allowances, all of which offset the tax benefits generated on the net losses incurred for the period.

Liquidity and Capital Resources

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, volatility in the global economy and credit markets, the performance of our business, our capital expenditure levels and our ability to either repay debt out of operating cash flow or refinance debt at or prior to maturity with the proceeds of debt or equity offerings. There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part II, Item 1A “Risk Factors.”

Our primary source of cash and the source of funds for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of June 30, 2009, we had cash and cash equivalents of $455.3 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, the repayment or repurchase of debt and for other corporate purposes.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, we have implemented cost reduction measures that include lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. In the six months ended June 30, 2009, we reduced our work force by approximately 1,750 employees. We expect to reduce our workforce by an additional 600 employees in connection with the plan to wind-down and exit our manufacturing operations in Singapore, which will require approximately $7 million in termination benefit payouts over the next twelve months. As part of our ongoing efforts to improve performance and manage costs, we continue to evaluate our staffing levels compared to current business needs.

In response to the lower levels of demand and to preserve cash, we have reduced our expected levels of capital additions in 2009 to an estimated $150 million, compared to our 2008 capital additions of $341.7 million. During the first six months of 2009, we had capital additions of $51.6 million compared to $217.5 million in the six months ended June 30, 2008. We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. Our capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

We have a significant level of debt, with $1,554.2 million outstanding at June 30, 2009, of which $69.7 million is current. In April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014, and amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. We have used $135.0 million of the $244.5 million of net proceeds to reduce other indebtedness and expect to use the remaining proceeds to further reduce other indebtedness and for general corporate purposes.

In the six months ended June 30, 2009, we repurchased in open market transactions $108.3 million in aggregate principal amount of our 7.125% senior notes due March 2011, and $69.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011, using $158.8 million of cash on hand and proceeds from the issuance of the 2014 Notes. At June 30, 2009, we have an aggregate of $97.0 million of debt coming due through the end of 2010, and in 2011 the remaining $144.3 million 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transactions are subject to the terms of our indentures and other debt agreements, market conditions and other factors.

The interest payments required on our debt are substantial. For example, we paid $60.3 million of interest in the six months ended June 30, 2009. (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.)

Many of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. The $671.1 million write-off of our goodwill at December 31, 2008 impacted these restrictions, which has reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. We have never paid a dividend to our stockholders, and we do not currently anticipate doing so.

We were in compliance with all debt covenants at June 30, 2009 and expect to remain in compliance with these covenants for at least the next twelve months.

Cash Flows

Cash provided by operating activities was $33.4 million for the six months ended June 30, 2009 compared to $284.7 million for the six months ended June 30, 2008. We experienced negative free cash flow of $36.6 million for the six months ended June 30, 2009 primarily as a result of the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and $39.1 million in other employee benefit and separation payments. In comparison, free cash flow for the six months ended June 30, 2008 was $93.8 million.

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2008 were as follows:

	For the Six
	Months Ended
	June 30,
	2009	2008
	(In thousands)

Operating activities	$33,358	$284,698
Investing activities	(72,354)	(173,938)
Financing activities	70,320	(114,312)

Operating activities:  Our cash flow from operating activities for the six months ended June 30, 2009 decreased by $251.3 million. Operating income for the six months ended June 30, 2009 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $151.7 million which is largely attributable to decreased net sales and the related decrease in net income. Net interest expense for the six months ended June 30, 2009 increased by $1.5 million, as compared with the six months ended June 30, 2008 as a result of increased interest rates on debt.

Changes in assets and liabilities decreased operating cash flow principally due to the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and $39.1 million in other employee benefit and separation payments for the six months ended June 30, 2009. Inventory has decreased more in the six months ended June 30, 2009 compared to the comparable period in 2008 reflecting lower demand due to the economic recession.

Investing activities:  Our cash flows used in investing activities for the six months ended June 30, 2009 were lower by $101.6 million. This decrease was primarily due to reduced levels of capital additions in 2009 and the $120.9 million decrease in payments for property, plant and equipment.

Financing activities:  Our net cash provided by financing activities for the six months ended June 30, 2009 was $70.3 million, compared with net cash used of $114.3 million for the six months ended June 30, 2008. The net cash provided by financing activities for the six months ended June 30, 2009 was primarily due to the issuance of the $250.0 million 6.0% convertible senior subordinated notes due April 2014 and $15.0 million received from our working capital facility in China. We used $158.8 million in cash, $135.0 million of which was from debt proceeds, to repurchase an aggregate $177.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In the six months ended June 30, 2009 we also incurred $8.5 million in debt issuance costs related to the issuance of convertible notes and the amendment and extension of our $100.0 million first lien revolving credit facility to April 2013. In February 2008, we repaid the remaining $88.2 million of our 9.25% senior notes at maturity. We received $9.8 million in proceeds from the issuance of stock through our stock compensation plans in the six months ended June 30, 2008.

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

	For the Six
	Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$33,358	$284,698
Purchases of property, plant and equipment	(69,955)	(190,870)

Free cash flow	$(36,597)	$93,828

Capital Additions and Contractual Obligations

Our capital additions for the six months ended June 30, 2009 were $51.6 million. We expect that our full year 2009 capital additions will be approximately $150 million, as discussed above in the “Overview.” Ultimately, the amount of our 2009 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Six
	Months Ended
	June 30,
	2009	2008
	(In thousands)

Purchases of property, plant, and equipment	$69,955	$190,870
Net change in related accounts payable and deposits	(18,306)	26,648

Property, plant and equipment additions	$51,649	$217,518

The following table summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due For Year Ending December 31,
	Total	2009 — Remaining	2010	2011	2012	2013	Thereafter
	(In thousands)

Total debt(1)	$1,554,175	$27,318	$69,684	$187,848	$43,041	$564,856	$661,428
Scheduled interest payment obligations(2)	524,883	58,935	108,839	99,595	95,211	70,443	91,860
Purchase obligations(3)	26,192	26,192	—	—	—	—	—
Operating lease obligations	48,677	5,272	9,704	6,959	5,282	5,396	16,064
Severance obligations(4)	103,194	3,726	7,260	7,405	7,553	7,704	69,546

Total contractual obligations	$2,257,121	$121,443	$195,487	$301,807	$151,087	$648,399	$838,898

(1)	The increase in our total debt from the Annual Report on Form 10-K as of December 31, 2008, is primarily due to the issuance of $250.0 million of our 6.0% convertible senior subordinated notes in April 2009, which is partially offset by the repurchase of an aggregate $177.3 million principal amount due of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011 and the repayment of $27.2 million of annual amortizing debt.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2009 for variable rate debt.

(3)	Represents capital-related purchase obligations in addition to accounts payable outstanding at June 30, 2009 for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at June 30, 2009 include:

•	$23.0 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $6.8 million to the defined benefit pension plans during the remainder of 2009.

•	$13.9 million of customer advances which relate to supply agreements with customers that commit to capacity in exchange for customer prepayment of services. Generally, customers forfeit the prepayment if our capacity is not utilized per contract terms.

•	$11.7 million net liability associated with $22.9 million of gross unrecognized tax benefits, which does not generally represent future cash payments because of the interaction with other available tax attributes, such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases. During the six months ended June 30, 2009, there have been no significant changes in our lease commitments as reported in our 2008 Annual Report on Form 10-K.

Contingencies, Indemnifications and Guarantees

We refer you to Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to our securities litigation and other litigation and legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2009, there have been no significant changes in our critical accounting policies as reported in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We have not entered into any derivative transactions in the six months ended June 30, 2009 and have no outstanding contracts as of June 30, 2009.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China and Singapore. For our subsidiaries in Japan and Taiwan, the local currency is the functional currency. We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 76% of the net monetary exposure. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2009, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of June 30, 2009, our loss before income taxes would have been approximately $15.2 million higher.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the six months ended June 30, 2009, approximately 73% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen, Korean won and Taiwanese dollars for local country sales. For the six months ended June 30, 2009, approximately 53% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of June 30, 2009 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the six months ended June 30, 2009 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of June 30, 2009, our operating loss would have been approximately $24.6 million higher.

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries in Japan and Taiwan where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen and the Taiwanese dollar, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen and the Taiwanese dollar. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the six months ended June 30, 2009 and 2008 was a net foreign translation loss of $1.6 million and a gain of $23.8 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

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

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of June 30, 2009, we had a total of $1,544.2 million of debt of which 84.1% was fixed rate debt and 15.9% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of June 30, 2009. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2008, we had a total of $1,493.4 million of debt of which 82.6% was fixed rate debt and 17.4% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of June 30, 2009:

	2009 - Remaining	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$—	$144,288	$—	$522,000	$640,000	$1,306,288	$1,388,937
Average interest rate	0.0%	0.0%	5.8%	0.0%	7.5%	8.0%	7.5%
Variable rate debt (In thousands)	$27,318	$69,684	$43,560	$43,041	$42,856	$21,428	$247,887	$239,940
Average interest rate	5.1%	4.7%	5.7%	5.7%	5.7%	5.7%	5.3%

For information regarding the fair value of our long-term debt, see Note 15 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Equity Price Risks

We have convertible notes that are convertible into our common stock. We currently intend to repay our remaining convertible notes upon maturity, unless converted, repurchased or refinanced. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would increase. If we paid a premium to induce such conversion, our earnings could include an additional charge.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dependence on the Highly Cyclical Semiconductor and Electronic Products Industries — We Operate in Volatile Industries and Industry Downturns and Declines in Global Economic and Financial Conditions Could Harm Our Performance.

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past, and the recent financial crisis and adverse conditions in the global economy have resulted in a downturn in the semiconductor industry. Reduced economic activity due to the global recession and decreased consumer spending, reduced corporate profits and capital spending, adverse business conditions and liquidity and concerns about inflation and deflation are adversely impacting demand for our services, creating downward pressure on prices and have made it more difficult for us to accurately forecast and plan future business activities.

As a result of the current weak global economic conditions and uncertainty in the credit markets, our customers and suppliers may face liquidity issues and difficulty gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any significant downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, and if industry conditions deteriorate further, we could suffer significant losses, as we have in the past, which could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of current adverse economic conditions, could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors has resulted in declines in our operating results and cash flows as our capacity utilization rates have declined.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	labor force impact and travel restrictions resulting from pandemic illnesses;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations and loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry has increased the risks associated with the foregoing factors as customer forecasts have become more volatile, and there is less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets, and consumer demand. Although we are seeing signs of recovery in recent increases in customer demand and capacity utilization, it is uncertain whether these increases will be sustained. These factors may materially and adversely affect our business, liquidity, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. We have recently experienced lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services which have reduced our gross margin. Although our capacity utilization rates at times have been strong, we cannot assure that we will be able to achieve consistently high capacity utilization rates, and if we fail to do so, our gross margin may decrease. If our gross margin decreases, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected. The lower levels of demand we have experienced in the current recession have significantly lowered utilization rates in our manufacturing operations and reduced our gross margin.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows. Additionally, we could suffer significant losses if industry conditions deteriorate further, which could materially and adversely impact our business, liquidity, results of operations, financial position and cash flows.

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

Declining Average Selling Prices — The Semiconductor Industry Places Downward Pressure on the Prices of Our Packaging and Test Services.

Prices for packaging and test services have generally declined over time. Historically, we have been able to partially offset the effect of price declines by successfully developing and marketing new packages with higher prices, such as advanced leadframe and laminate packages, by negotiating lower prices with our material vendors, recovering material cost increases from our customers, and by driving engineering and technological changes in our packaging and test processes which resulted in reduced manufacturing costs. We are experiencing general downward pressure on average selling prices for our packaging and test services. If we are unable to offset a decline in average selling prices, including developing and marketing new packages with higher prices, reducing our purchasing costs, recovering more of our material cost increases from our customers and reducing our manufacturing costs, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

In a downturn in the semiconductor industry, IDMs could respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. During the current recession we have experienced some lower demand from IDMs. If we experience a significant loss of IDM business as a result of a prolonged industry downturn, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of June 30, 2009, our total debt balance was $1,554.2 million, of which $69.7 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the six months ended June 30, 2009, we had capital additions of $51.6 million and for the full year 2009 we expect to make capital additions of approximately $150 million.

In addition, we have a significant level of debt, with $1,554.2 million outstanding at June 30, 2009, $69.7 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $27.3 million due during the remainder of 2009, $69.7 million due in 2010, $187.9 million due in 2011, $43.0 million due in 2012, $564.9 million due in 2013 and $661.4 million due thereafter. The interest payments required on our debt are also substantial. For example, in the six months ended June 30, 2009, we paid $60.3 million of interest. The source of funding for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of June 30, 2009, we had cash and cash equivalents of $455.3 million and $99.6 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, a global economic recession has adversely affected the worldwide banking system and financial markets and resulted in uncertainty in the credit markets, a low level of liquidity in financial markets, and volatility in fixed income, credit and equity markets which could make it difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

In addition, if we fail to generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry, the current economic recession and the other factors discussed in this “Risk Factors” section, our liquidity would be adversely affected.

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us. For example, we currently have a $100.0 million revolving credit facility with three banks in the U.S. and a $50.0 million working capital facility with a Chinese bank. If any of these banks are adversely affected by capital market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. The $671.1 million write-off of our goodwill at December 31, 2008 has significantly reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes, due to defined calculations which include net income. In addition, our future debt agreements may contain financial covenants and ratios.

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

Changes in the U.S. Tax Law Regarding Earnings of Our Subsidiaries Located Outside of the U.S. Could Materially Affect Our Future Results.

There have been proposals to change U.S. tax laws that would significantly impact how U.S. corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

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

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 52.2%, 49.8% and 47.0% of our net sales in the six months ended June 30, 2009, and the years ended December 31, 2008 and 2007, respectively. In addition, a single customer accounted for greater than 10% of our net sales for the six months ended June 30, 2009.

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

The loss of a one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2010 with IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. Some of our customers may be impacted by reduced orders as a result of the automotive industry downturn, which could have a material adverse effect on our operations and financial results.

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

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies;

•	the recent financial crisis affecting the worldwide banking system and financial markets and the going concern threats to investment banks and other financial institutions that have resulted in uncertainty in the credit markets, a low level of liquidity in many financial markets, and volatility in fixed income, credit and equity markets; and

•	economic, political and other global conditions.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 13 to the Consolidated Financial Statements included in this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in current or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of June 30, 2009, Mr. James J. Kim, our Chief Executive Officer and Chairman of the Board, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100.0 million of our 6.25% convertible subordinated notes due 2013 and $150 million of our 6.0% convertible senior subordinated notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 4, 2009, the following proposals were adopted by the margins indicated.

1. Election of a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
	Voted for	Withheld

James J. Kim	165,990,635	2,592,015
Roger A. Carolin	146,970,912	21,611,738
Winston J. Churchill	164,995,646	3,587,004
John T. Kim	166,581,301	2,001,349
John F. Osborne	147,016,759	21,565,891
Stephen G. Newberry	167,138,131	1,444,519
James W. Zug	166,439,952	2,142,698

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009. Votes totaled 167,917,779 for, 568,535 against, and 96,336 abstaining.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K which are filed with this report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMKOR TECHNOLOGY, INC.

By:	/s/ JOANNE SOLOMON
Joanne Solomon
Corporate Vice President and Chief
Financial Officer
(Principal Financial Officer, Chief
Accounting Officer
and Duly Authorized Officer)

Date: August 5, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Bylaws, as amended on June 25, 2009.
4.1	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee.(1)
4.2	Form of Note for Amkor Technology, Inc.’s 6.00% Convertible Senior Subordinated Notes due 2014.(1)
10.1	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(1)
10.2	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(1)
10.3	Amended and Restated Loan and Security Agreement, dated as of April 16, 2009, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(2)
31.1	Certification of James J. Kim, Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009.