Form 10-Q
period 2009-09-30
AMKOR TECHNOLOGY INC
filed 2009-11-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

The number of outstanding shares of the registrant’s Common Stock as of October 30, 2009 was 183,114,424.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net sales	$616,205	$719,731	$1,511,497	$2,109,890
Cost of sales	461,589	590,700	1,206,455	1,645,776

Gross profit	154,616	129,031	305,042	464,114

Operating expenses:
Selling, general and administrative	53,619	60,467	156,132	193,357
Research and development	13,364	14,084	33,546	43,035
Gain on sale of real estate	(146)	—	(146)	(9,856)

Total operating expenses	66,837	74,551	189,532	226,536

Operating income	87,779	54,480	115,510	237,578

Other (income) expense:
Interest expense, net	24,465	30,119	77,436	83,866
Interest expense, related party	3,813	1,562	9,187	4,687
Foreign currency loss (gain)	8,259	(23,026)	2,161	(44,100)
Loss (gain) on debt retirement, net	1,226	—	(15,658)	—
Other income, net	(126)	(256)	(77)	(955)

Total other expense, net	37,637	8,399	73,049	43,498

Income before income taxes	50,142	46,081	42,461	194,080
Income tax (benefit) expense	(30,854)	16,313	(25,940)	26,551

Net income	80,996	29,768	68,401	167,529
Net income attributable to noncontrolling interests	133	613	407	1,146

Net income attributable to Amkor	$80,863	$29,155	$67,994	$166,383

Net income attributable to Amkor per common share:
Basic	$0.44	$0.16	$0.37	$0.91

Diluted	$0.31	$0.15	$0.32	$0.84

Shares used in computing per common share amounts:
Basic	183,060	183,001	183,048	182,633
Diluted	282,356	209,989	238,568	209,848

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$446,716	$424,316
Restricted cash	2,679	4,880
Accounts receivable:
Trade, net of allowances	341,677	259,630
Other	5,171	14,183
Inventories	142,264	134,045
Other current assets	42,316	23,862

Total current assets	980,823	860,916
Property, plant and equipment, net	1,372,578	1,473,763
Intangibles, net	11,650	11,546
Restricted cash	6,317	1,696
Other assets	58,141	36,072

Total assets	$2,429,509	$2,383,993

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$69,834	$54,609
Trade accounts payable	324,981	241,684
Accrued expenses	220,349	258,449

Total current liabilities	615,164	554,742
Long-term debt	1,149,300	1,338,751
Long-term debt, related party	250,000	100,000
Pension and severance obligations	94,812	116,789
Other non-current liabilities	9,813	30,548

Total liabilities	2,119,089	2,140,830

Commitments and contingencies (see Note 14)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued
and outstanding of 183,102 in 2009 and 183,035 in 2008	183	183
Additional paid-in capital	1,499,299	1,496,976
Accumulated deficit	(1,210,227)	(1,278,221)
Accumulated other comprehensive income	14,606	18,201

Total Amkor stockholders’ equity	303,861	237,139
Noncontrolling interests in subsidiaries	6,559	6,024

Total equity	310,420	243,163

Total liabilities and equity	$2,429,509	$2,383,993

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$68,401	$167,529
Depreciation and amortization	230,887	229,501
Gain on debt retirement, net	(15,658)	—
Other operating activities and non-cash items	(12,080)	20,947
Changes in assets and liabilities	(114,740)	39,414

Net cash provided by operating activities	156,810	457,391

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,929)	(317,109)
Proceeds from the sale of property, plant and equipment	1,570	15,257
Proceeds from sale of investment	—	2,460
Other investing activities	(8,573)	(702)

Net cash used in investing activities	(118,932)	(300,094)

Cash flows from financing activities:
Borrowings under revolving credit facilities	—	619
Payments under revolving credit facilities	—	(633)
Proceeds from issuance of short-term debt	15,000	—
Proceeds from issuance of long-term debt	100,000	—
Proceeds from issuance of long-term debt, related party	150,000	—
Payments of long-term debt, net of redemption premiums and discounts	(272,214)	(135,913)
Payments for debt issuance costs	(8,479)	—
Proceeds from issuance of stock through stock compensation plans	348	10,201

Net cash used in financing activities	(15,345)	(125,726)

Effect of exchange rate fluctuations on cash and cash equivalents	(133)	2,197

Net increase in cash and cash equivalents	22,400	33,768
Cash and cash equivalents, beginning of period	424,316	410,070

Cash and cash equivalents, end of period	$446,716	$443,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68,313	$76,048
Income taxes	$8,752	$21,207

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2008 Consolidated Balance Sheet data was derived from audited financial statements (other than as it relates to the revised presentation of noncontrolling interests, previously referred to as minority interests, as described in Note 2), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2008 filed on Form 10-K with the SEC on February 24, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries. Effective July 1, 2009, we changed the functional currency for our Taiwanese operations to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at June 30, 2009 became the historical accounting basis for those assets and liabilities at July 1, 2009. The change in functional currency in Taiwan did not have a material effect on our consolidated results of operations for the three months ended September 30, 2009 or our financial condition at September 30, 2009. For our subsidiaries in Japan, the local currency continues to be the functional currency.

Subsequent events have been evaluated up to and including November 5, 2009, which is the date these financial statements were issued.

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

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The issued guidance establishes the Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC and its staff are not included in the ASC but will continue to apply to SEC registrants. The guidance, which is now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC Topic 105”), is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of ASC Topic 105 did not have any impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued amended disclosure requirements for noncontrolling interests in consolidated financial statements, which has been codified as ASC Topic 810, Consolidation. ASC Topic 810

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

requires that (1) noncontrolling (minority) interests be reported as a component of stockholders’ equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of ASC Topic 810 on January 1, 2009 and, as required, we have adjusted prior periods for comparative purposes. Minority interests reported in our December 31, 2008 Consolidated Balance Sheet were retrospectively adjusted to comply with ASC Topic 810 and are now reported as a component of equity identified as noncontrolling interests. The caption “Net income (loss)” in our Consolidated Statements of Operations represents the consolidated operating results for Amkor including noncontrolling interests. In addition, earnings or losses attributable to the minority interests are separately disclosed on the face of the Consolidated Statements of Operations for all periods presented in the manner prescribed by ASC Topic 810. See Note 6 for disclosure of the changes in equity and comprehensive (loss) income attributable to Amkor and our noncontrolling interests.

Recently Issued Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends ASC Topic 820, Fair Value Measurements. ASU 2009-05 clarifies the application of certain valuation techniques in circumstances when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU is effective for us beginning October 1, 2009. We do not expect ASU 2009-05 to have a material impact on our financial statements once adopted.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which has not yet been reflected in ASC. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and will affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 167 to have a material impact on our financial statements once adopted.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which has not yet been reflected in ASC. SFAS No. 166 amends the derecognition guidance in FASB Statement No. 140, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. We do not expect SFAS No. 166 to have a material impact on our financial statements once adopted.

In December 2008, the FASB issued amended disclosure requirements for postretirement benefit plan assets, which has been codified at ASC Topic 715-20-65, Compensation — Retirement Benefits. ASC Topic 715-20-65 amends the required disclosures regarding plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocation decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. The disclosure requirements are effective for fiscal years ending after December 15, 2009. The adoption of ASC Topic 715-20-65 will require additional disclosures in the financial statements related to the assets of our foreign defined benefit pension plans and will not impact our financial results.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Stock Compensation Plans

All of our share-based payments to employees, including grants of employee stock options, are measured at fair value and expensed over the service period (generally the vesting period).

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Cost of sales	$20	$212	$114	$732
Selling, general, and administrative	518	778	1,563	2,422
Research and development	99	171	298	531

Stock-based compensation expense	$637	$1,161	$1,975	$3,685

The following is a summary of all common stock option activity for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2008	9,282	$10.39
Granted	120	4.07
Exercised	(67)	5.22
Forfeited or expired	(661)	10.29

Outstanding at September 30, 2009	8,674		4.43	$2,875

Exercisable at September 30, 2009	7,231		3.64	$2,536

Fully vested and expected to vest at September 30, 2009	8,534		4.37	$2,838

There were no option grants during the three months ended September 30, 2009 and 2008. The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended
	September 30,
	2009	2008

Expected life (in years)	5.9	6.0
Risk-free interest rate	2.3%	3.3%
Volatility	76%	77%
Dividend yield	—	—
Weighted average grant date fair value per option granted	$2.70	$7.85

The intrinsic value of options exercised for the three months ended September 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively. The intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was $0.1 million and $4.1 million, respectively.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $6.8 million as of September 30, 2009, which is expected to be recognized over a weighted-average period of 2.8 years beginning October 1, 2009.

For the nine months ended September 30, 2009 and 2008, cash received under all share-based payment arrangements was $0.3 million and $10.2 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

4.	Income Taxes

Our income tax benefit of $25.9 million for the nine months ended September 30, 2009 reflects the release of a $28.1 million valuation allowance on net deferred tax assets of our subsidiary in Korea, offset by $2.2 million of expense primarily related to income taxes at certain of our profitable foreign operations, foreign withholding taxes and minimum taxes. At September 30, 2009, we had U.S. net operating loss carryforwards totaling $311.7 million, which expire at various times through 2029. Additionally, at September 30, 2009, we had $64.9 million of non-U.S. net operating loss carryforwards, which expire at various times through 2017.

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

The release of the valuation allowance at our subsidiary in Korea was primarily the result of sustained profitability through the most recent economic downturn which provided sufficient positive evidence it was more likely than not the deferred tax assets would be realized in the future. In Korea, we have tax holidays which begin to phase-out in 2011. We have deductible temporary differences, primarily related to accruals for our severance plan in Korea and depreciation differences, which we expect to reverse in periods beyond 2010 where we do not have a 100% tax exemption. Partially offsetting these deferred tax assets are taxable temporary differences which will also reverse in future periods. The positive evidence considered included: (i) the taxable income reported by our Korean subsidiary in 2008 and for the first nine months of 2009 during a period of global economic weakness; (ii) the cumulative profitability of our Korean subsidiary since 2002 through two economic downturns in the semiconductor industry; and (iii) the ability of management to forecast taxable income for all of 2009 based on visibility of customer demand obtained during the third quarter of 2009. The negative evidence considered included: (i) the decline in operating results of the subsidiary in the fourth quarter of 2008 and the first quarter of 2009; (ii) the reduction in customer demand in the fourth quarter of 2008 and the first quarter of 2009; and (iii) the worldwide economic downturn and its potential negative impact on the subsidiary’s future operating results.

Our gross unrecognized tax benefits decreased from $20.9 million at December 31, 2008 to $17.4 million as of September 30, 2009 primarily because of changes to estimates related to tax positions taken in prior years. Of the September 30, 2009 balance, $5.3 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $10.8 million within the next twelve months due to the expiration of statutes of limitations related to revenue attribution and eligibility for certain tax incentives. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amkor by the weighted average number of common shares outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options and convertible debt. The following table summarizes the computation of basic and diluted EPS:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income attributable to Amkor — basic	$80,863	$29,155	$67,994	$166,383
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	329	1,491	—	4,473
Interest on 6.25% convertible notes due 2013, net of tax	1,592	1,592	—	4,777
Interest on 6.0% convertible notes due 2014, net of tax	4,028	—	8,060	—

Net income attributable to Amkor — diluted	$86,812	$32,238	$76,054	$175,633

Weighted average shares outstanding — basic	183,060	183,001	183,048	182,633
Effect of dilutive securities:
Stock options	245	614	29	841
2.5% convertible notes due 2011	2,919	13,023	—	13,023
6.25% convertible notes due 2013	13,351	13,351	—	13,351
6.0% convertible notes due 2014	82,781	—	55,491	—

Weighted average shares outstanding — diluted	282,356	209,989	238,568	209,848

Net income attributable to Amkor per common share:
Basic	$0.44	$0.16	$0.37	$0.91
Diluted	0.31	0.15	0.32	0.84

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Stock options	7,311	8,328	8,429	8,214
2.5% convertible notes due 2011	—	—	5,067	—
6.25% convertible notes due 2013	—	—	13,351	—
6.0% convertible notes due 2014	—	—	—	—

Total potentially dilutive shares	7,311	8,328	26,847	8,214

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive income:
Net income	67,994	407	68,401
Other comprehensive (loss) income:
Pension liablility adjustment, net of tax	(4,359)		(4,359)
Cumulative translation adjustment	764	128	892

Total other comprehensive (loss) income	(3,595)	128	(3,467)

Comprehensive income	64,399	535	64,934
Issuance of stock through stock options	348	—	348
Stock compensation expense	1,975	—	1,975

Equity at September 30, 2009	$303,861	$6,559	$310,420

Equity at December 31, 2007	$654,619	$7,022	$661,641
Comprehensive income:
Net income	166,383	1,146	167,529
Other comprehensive income (loss):
Unrealized loss on available for sale investments, net of tax	(80)	—	(80)
Reclassification adjustment for losses included in income, net of tax	80	—	80
Pension liablility adjustment, net of tax	8,663	—	8,663
Cumulative translation adjustment	6,894	97	6,991

Total other comprehensive income	15,557	97	15,654

Comprehensive income	181,940	1,243	183,183
Issuance of stock through stock options	10,201	—	10,201
Stock compensation expense	3,685	—	3,685

Equity at September 30, 2008	$850,445	$8,265	$858,710

7.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased components	$103,932	$110,713
Work-in-process	38,332	23,332

Total inventories	$142,264	$134,045

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Land	$106,314	$104,887
Land use rights	19,945	19,945
Buildings and improvements	839,056	828,108
Machinery and equipment	2,424,943	2,384,342
Software and computer equipment	152,881	150,349
Furniture, fixtures and other equipment	27,790	28,385
Construction in progress	32,009	29,503

	3,602,938	3,545,519
Less accumulated depreciation and amortization	(2,230,360)	(2,071,756)

Total property, plant and equipment, net	$1,372,578	$1,473,763

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Nine
	Months Ended
	September 30,
	2009	2008
	(In thousands)

Purchases of property, plant and equipment	$111,929	$317,109
Net change in related accounts payable and deposits	17,053	(7,748)

Property, plant and equipment additions	$128,982	$309,361

9.	Intangible Assets

Acquired intangibles as of September 30, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,299	(70,606)	$5,693
Supply agreements	14,483	(8,526)	5,957

Total intangibles	$90,782	$(79,132)	$11,650

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

Amortization of identifiable intangible assets for the three months ended September 30, 2009 and 2008 was $1.3 million and $2.5 million, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2009 and 2008 was $5.8 million and $7.4 million, respectively. Based on the amortizing assets recognized in our balance sheet at September 30, 2009, amortization for each of the next five years is estimated as follows:

(In thousands)

2009 Remaining	$1,214
2010	4,641
2011	2,932
2012	1,068
2013	776
Thereafter	1,019

Total amortization	$11,650

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Payroll and benefits	$47,743	$70,897
Customer advances and deferred revenue	36,243	28,672
Accrued interest	36,017	17,033
Income taxes payable	1,479	9,287
Accrual for patent license dispute, including interest	—	64,702
Accrued severance plan obligations (Note 12)	46,147	31,584
Other accrued expenses	52,720	36,274

Total accrued expenses	$220,349	$258,449

In February 2009, we paid $64.7 million in connection with the resolution of a patent license dispute.

In accordance with Korean severance plan regulations, employers may pay employees earned benefits prior to terminating their employment. In January 2009, we paid $31.6 million of voluntary interim benefits using cash on hand which was accrued as of December 31, 2008. The September 30, 2009 accrued severance plan obligation reported as a current liability includes an estimated $40 million for voluntary interim benefits which we expect to pay during the three months ended December 31, 2009 (see Note 12). The amount of the voluntary interim benefit payment in the three months ended December 31, 2009 may vary depending upon employee response.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Debt

Following is a summary of short-term borrowings and long-term debt:

	September 30,	December 31,
	2009	2008
	(In thousands)

Debt of Amkor:
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 3.5% — 4.0%, due April 2013	$—	$—
Senior notes:
7.125% Senior notes due March 2011	76,461	209,641
7.75% Senior notes due May 2013	372,845	422,000
9.25% Senior notes due June 2016	390,000	390,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	111,566
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	—
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured term loans:
Working capital term loan, LIBOR + 1.7%, due February-March 2010	15,000	—
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	17,001	22,310
Term loan, bank base rate plus 0.5% due April 2014	203,566	235,708
Secured equipment and property financing	1,682	2,135

	1,469,134	1,493,360
Less: Short-term borrowings and current portion of long-term debt	(69,834)	(54,609)

Long-term debt (including related party)	$1,399,300	$1,438,751

In the three months ended September 30, 2009, we repurchased in open market transactions $49.2 million aggregate principal amount of our 7.75% senior notes due May 2013. We recorded a loss on extinguishment of $0.4 million for premiums paid related to the repurchase of the senior notes during the three months ended September 30, 2009, and wrote-off a proportionate amount of our deferred debt issuance costs of $0.4 million. Both charges are included in debt retirement, net in the Consolidated Statements of Operations.

In the three months ended September 30, 2009, we repurchased in open market transactions $25.3 million aggregate principal amount of our 7.125% senior notes due March 2011. We recorded a loss on extinguishment of $0.3 million for premiums paid and wrote-off a proportionate amount of our deferred debt issuance costs of $0.1 million in the three months ended September 30, 2009. In the nine months ended September 30, 2009, we repurchased in open market transactions $133.6 million aggregate principal amount of our 7.125% senior notes due March 2011. We recorded a gain on extinguishment of $8.6 million and wrote-off a proportionate amount of our

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

deferred debt issuance costs of $0.8 million in the nine months ended September 30, 2009. All amounts are included in debt retirement, net in the Consolidated Statements of Operations.

In the nine months ended September 30, 2009, we repurchased in open market transactions $69.0 million aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011. We recorded a gain on extinguishment of $9.5 million during the nine months ended September 30, 2009, which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.9 million. All amounts are included in debt retirement, net in the Consolidated Statements of Operations.

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended its term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 2.0% to 2.5% for base rate revolving loans, or LIBOR plus 3.5% to 4.0% for LIBOR revolving loans. The LIBOR-based interest rate at September 30, 2009 was 3.75%. There have been no borrowings under this credit facility as of September 30, 2009. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of September 30, 2009. In connection with amending and extending our $100.0 million facility, we incurred $3.0 million of debt issuance costs in the nine months ended September 30, 2009.

In April 2009, we issued $250.0 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and Mr. James J. Kim, Amkor’s Executive Chairman of the Board of Directors and largest shareholder, and an entity controlled by Mr. Kim. Mr. Kim and his affiliate purchased $150.0 million of the 2014 Notes. The net proceeds received of $244.5 million are being used to reduce debt and for general corporate purposes. In connection with the issuance of the 2014 Notes, we incurred $5.5 million of debt issuance costs in the nine months ended September 30, 2009.

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd., a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. The facility is collateralized with certain real property and buildings in China. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. All principal and interest must be repaid by January 2011. The working capital facility bears interest at LIBOR plus 1.7% which is payable in semi-annual payments. The borrowings outstanding as of September 30, 2009 were $15.0 million. At September 30, 2009, the interest rate ranged from 2.38% to 2.59% based on the dates of borrowing.

Interest expense related to short-term borrowings and long-term debt is presented net of interest income in the accompanying Consolidated Statements of Operations. Interest income for the three months ended September 30, 2009 and 2008 was $0.5 million and $2.0 million, respectively. Interest income for the nine months ended September 30, 2009 and 2008 was $1.5 million and $6.8 million, respectively.

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

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Components of net periodic pension cost:
Service cost	$1,076	$1,749	$3,266	$5,624
Interest cost	722	1,077	2,220	3,387
Expected return on plan assets	(321)	(660)	(1,022)	(2,189)
Amortization of transitional obligation	17	18	51	55
Amortization of prior service cost	16	18	48	53
Recognized actuarial loss (gain)	—	135	(23)	500

Net periodic pension cost	1,510	2,337	4,540	7,430
Curtailment loss (gain)	—	1,552	(1,109)	1,552

Total pension expense	$1,510	$3,889	$3,431	$8,982

During the three months ended March 31, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 17). Due to the reduction in our workforce, our service cost and interest cost recognized in the three and nine months ended September 30, 2009 has decreased when compared to the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, we contributed $0.1 million and $0.3 million to the pension plans, respectively, and we expect to contribute an additional $6.8 million during 2009.

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

The provision recorded for severance benefits for the three months ended September 30, 2009 and 2008 was $5.8 million and $5.7 million, respectively. The provision recorded for severance benefits for the nine months ended September 30, 2009 and 2008 was $12.6 million. The balance recorded in pension and severance obligations for accrued severance at our Korean subsidiary was $69.5 million and $99.6 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, there was an additional $46.1 million and $31.6 million classified in accrued expenses, respectively. In January 2009, we paid out $31.6 million for voluntary interim benefits to approximately 750 eligible employees, and we expect to pay out $40 million in voluntary interim benefits during the three months ended December 31, 2009. The amount of the voluntary interim benefit payment in the three months ended December 31, 2009 may vary depending upon employee response. The voluntary interim benefit payments are being made to lower our long-term commitments.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Customer advances and deferred revenue	$2,280	$15,654
Other non-current liabilities	7,533	14,894

Total other non-current liabilities	$9,813	$30,548

Customer advances relate to supply agreements with customers where we commit capacity in exchange for a customer’s prepayment of services. At September 30, 2009, $12.0 million in customer advances has been classified in current liabilities since they are expected to be paid out within the next twelve months.

14.	Commitments and Contingencies

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. As of September 30, 2009, we have $0.4 million of standby letters of credit outstanding and have an additional $24.6 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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

Arbitration Proceedings with Tessera, Inc.

On March 2, 2006, Tessera, Inc. filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (the “ICC”), captioned Tessera, Inc. v. Amkor Technology, Inc. The subject matter of the arbitration was a license agreement (“License Agreement”) entered into between Tessera and our predecessor in 1996.

On October 27, 2008, the arbitration panel in that proceeding issued an interim order in this matter. While the panel found that most of the packages accused by Tessera were not subject to the patent royalty provisions of the License Agreement, the panel did find that past royalties were due to Tessera as damages for some infringing packages. The panel also denied Tessera’s request to terminate the License Agreement.

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 1, 2008. The final award, plus interest, and the royalties for December 2008, were paid when due in February 2009.

We have been calculating, accruing and paying royalties under the License Agreement for periods subsequent to December 1, 2008 using the same methodology specified in the panel’s interim order for calculating damages for past royalties. Tessera has made repeated statements to customers and others claiming that we are in breach of the royalty provisions of the License Agreement. We informed Tessera that we are in full compliance with the License Agreement and of our intent to continue making the royalty payments when due in accordance with the terms of the License Agreement.

On August 7, 2009, we filed a request for arbitration in the ICC against Tessera, captioned Amkor Technology, Inc. v. Tessera, Inc. We have instituted this action in order to obtain declaratory relief confirming that we are a licensee in good standing under our 1996 License Agreement with Tessera and that the License Agreement remains in effect. We are also seeking damages and injunctive relief regarding Tessera’s tortious interference with our contractual relations and prospective economic advantage, including Tessera’s false and misleading statements questioning our status as a licensee under the License Agreement.

On November 2, 2009, Tessera filed an answer to our request for arbitration and counterclaims in the ICC. In the answer and counterclaims, Tessera denies Amkor’s claims. Tessera also alleges breach of contract, seeking termination of the License Agreement and asserting that Amkor owes Tessera additional royalties under the License Agreement, including royalties for use of thirteen U.S. and six foreign patents that Tessera did not assert in the previous arbitration. Tessera also alleges that Amkor has tortiously interfered with Tessera’s prospective business relationships and seeks damages. Tessera claims that the amount in dispute is approximately $100 million. We expect to file our response to Tessera’s counterclaims in early December, 2009.

In connection with the new arbitration proceeding, we deposited $5.1 million in an escrow account, which is classified as restricted cash in non-current assets. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owe on packages assembled by us for one of our customers for the period from December 2, 2008 through June 30, 2009. We do not believe that the funds held in escrow are owed to Tessera and these funds may only be distributed upon the order of the panel in the current arbitration proceeding.

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

On December 10, 2008, the parties entered into a memorandum of understanding to settle this case. The parties have finalized and filed formal settlement documentation with the court, under which Amkor and the other defendants will receive a full and complete release of all claims in the litigation in exchange for payment of an

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

aggregate amount of $11.3 million. The directors and officers liability insurance carrier and Amkor paid $9.0 million and $2.3 million, respectively, into a settlement fund during the three months ended September 30, 2009. The settlement is subject to review and approval by the court.

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

Amkor Technology, Inc. v. Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc.

In November 2003, we filed a complaint against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc. (collectively “Carsem”) with the International Trade Commission (“ITC”) in Washington, D.C., alleging infringement of our United States Patent Nos. 6,433,277; 6,455,356 and 6,630,728 (collectively the “Amkor Patents”) and seeking, under Section 337 of the Tariff Act of 1930, an exclusion order barring the importation by Carsem of infringing products. We allege that by making, using, selling, offering for sale, or importing into the U.S. the Carsem Dual and Quad Flat No-Lead Packages, Carsem has infringed on one or more of our MicroLeadFrame packaging technology claims in the Amkor Patents.

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

On remand, the ITC had also authorized the ALJ to reopen the record on certain discovery issues related to a subpoena of documents from a third party. Following findings by the ALJ, on November 17, 2005, the Commission filed a second petition in the United States District Court for the District of Columbia to enforce the subpoena issued to the third party. On February 9, 2006, the ITC ordered a delay in issuance of the Final Determination pending resolution of that enforcement action. An order by the District Court enforcing the subpoena became final on January 9, 2009, and the third party has produced documents pursuant to the subpoena.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On September 10, 2009, a two-day hearing was held by the ALJ and on October 30, 2009, the ALJ issued an Initial Determination reaffirming his prior ruling that the Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame package technology, that all of Amkor’s asserted patent claims are valid, and that Carsem violated Section 337 of the Tariff Act. We will now be taking steps under ITC procedures for a ruling by the Commission upholding or adopting the ALJ’s decision and issuing an exclusion order that would prohibit Carsem from importing its infringing Dual and Quad Flat No-Lead Packages into the United States. The ALJ has set February 2, 2010 as the target date for completion of the investigation.

In November 2003, we filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages, treble damages due to willful infringement plus interest, costs and attorney’s fees. This District Court action has been stayed pending resolution of the ITC case.

15.	Business Segments

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

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. The “other” column reflects other corporate adjustments to net sales and gross profit and the property, plant and equipment of our sales and corporate offices. For the three and nine months ended September 30, 2009, “other” gross profit includes exit costs associated with contractual obligations for the Singapore land and building leases as well as abandoned leasehold improvements and asset impairments (see Note 17).

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended September 30, 2009
Net sales	$549,265	66,826	114	$616,205
Gross profit	$136,645	18,902	(931)	$154,616
Three Months Ended September 30, 2008
Net sales	$636,427	83,188	116	$719,731
Gross profit	$105,748	23,326	(43)	$129,031
Nine Months Ended September 30, 2009
Net sales	$1,336,539	174,853	105	$1,511,497
Gross profit	$274,675	36,739	(6,372)	$305,042
Nine Months Ended September 30, 2008
Net sales	$1,862,981	246,129	780	$2,109,890
Gross profit	$389,399	74,500	215	$464,114
Gross Property, Plant and Equipment
September 30, 2009	$2,709,705	749,171	144,062	$3,602,938
December 31, 2008	$2,664,712	741,860	138,947	$3,545,519

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Fair Value of Financial Instruments

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

Our financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts, which are due on demand or carry a maturity date of less than three months when purchased. No restrictions have been imposed on us regarding withdrawal of balances with respect to our cash and cash equivalents as a result of liquidity or other credit market issues affecting the money market funds we invest in or the counterparty financial institutions holding our deposits. Money market funds and restricted cash are valued using quoted market prices in active markets for identical assets as summarized in the following table:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$119,541	$—	$—	$119,541
Restricted cash	7,735	—	—	7,735

The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(In thousands)

Carrying value of debt	$1,469,134	$1,493,360

Fair value of debt:
Publicly quoted trading prices	$1,492,186	$730,175
Market based assumptions	350,145	176,483

Total fair value of debt	$1,842,331	$906,658

Publicly quoted trading prices are based on the prices reported on September 30, 2009 and December 31, 2008, respectively. Market based assumptions include current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to current business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these activities as of September 30,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2009. “Charges” represents the initial charge related to the exit activity. “Adjustments” represent revisions of estimates. “Cash Payments” and “Non-cash Amounts” consist of the utilization of “Charges”.

	Accrual at					Accrual at
	December 31,			Cash	Non-cash	September 30,
	2008	Charges	Adjustments	Payments	Amounts	2009
	(In thousands)

Singapore manufacturing operation:(1)
Employee separation costs	$—	$3,140	$—	$(499)	$—	$2,641
Contractual obligations	—	4,687	(468)	(775)	1,093	4,537
Asset impairments	—	2,041	—	—	(2,041)	—
Other	—	186	—	—	(186)	—
Reduction in force:(2)
Employee separation costs, net of curtailment gain	—	6,331		(7,436)	1,105	—
North Carolina manufacturing operation:(3)
Employee separation costs	782	1,148	(135)	(1,695)		100

Total	$782	$17,533	$(603)	$(10,405)	$(29)	$7,278

Current portion	$782					$7,278
Long-term portion	—					—

Total	$782					$7,278

(1)	In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We expect to exit before the end of 2010. This affects approximately 600 employees and enables us to improve our cost structure by consolidating factories. The majority of the machinery and equipment will be relocated to and utilized in other factories. Employee separation costs recognized as a liability at September 30, 2009 consist primarily of contractual involuntary termination benefits for all employees to be separated. Approximately $2.2 million and $0.8 million of the employee separation costs are included in cost of goods sold and selling, general and administrative expenses, respectively.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. On October 5, 2009, we entered into a pre-termination agreement with the lessor of our facility that was vacated in June 2009. This agreement requires us to make specified payments through January 2010 in exchange for early termination and relief from our existing $1.1 million asset retirement obligations. As a result of remeasuring our liabilities, we reduced our liability by $0.5 million during the three months ended September 30, 2009. Asset impairments relate to non-transferable machinery and equipment as well as abandoned building improvements at the leased facility.

The liability for one-time involuntary termination benefits for employees that will provide service beyond a minimum retention period will be recognized over the future service period. As of September 30, 2009, we expect to incur approximately $4.1 million of additional employee separation costs over the next twelve months.

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

(3)	During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. During the nine months ended September 30, 2009,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

we recorded charges for termination benefits of $1.1 million, of which $0.9 million and $0.2 million were charges to cost of sales and selling, general and administrative expenses, respectively.

2008 Activities

During the nine months ended September 30, 2008, we completed voluntary and involuntary reduction in force programs at certain of our foreign locations. The reduction in force programs affected approximately 700 employees. We recorded a charge for special and contractual termination benefits related to these programs of $9.5 million and $11.8 million in the three and nine months ended September 30, 2008, respectively. The amounts charged to cost of sales and selling, general and administrative expenses for the three months ended September 30, 2008 were $8.1 million and $1.4 million, respectively. The amounts charged to cost of sales and selling, general and administrative expenses for the nine months ended September 30, 2008 were $10.1 million and $1.7 million, respectively. The amount recorded in accrued expenses for contractual and special termination benefits was $3.1 million as of September 30, 2008.

18.	Subsequent Event

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) forming a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices Corporation (“J-Devices”). J-Devices has also entered into a supply agreement, license agreement, support services agreements, employee secondment agreements and various other agreements with Toshiba. Amkor invested 1.5 billion JPY (approximately $17 million) for its 30% equity interest, purchased 4.0 billion JPY (approximately $45 million) of assembly and test equipment from Toshiba and leased such equipment to J-Devices. In addition, Amkor will have the right, at its discretion, to acquire a majority interest in J-Devices beginning in 2012. We expect to account for the initial investment in J-Devices using the equity method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) our plan to exit manufacturing operations in Singapore and related costs, (2) the amount of our expected capital additions and focus on customer requirements, investments in technology advancements and cost reduction programs, (3) the release of valuation allowances related to taxes in the future, (4) our ability to fund our operating activities, working capital, capital expenditures and debt service requirements for the next twelve months, (5) the expected use of cash flows, if any in the future, (6) expected workforce reductions and related severance charges, (7) our repurchase of outstanding debt in the future, (8) payment of dividends, (9) compliance with our covenants, (10) expected contributions to, and interim payouts from, defined benefit pension plans, (11) liability for unrecognized tax benefits, (12) the effect of foreign currency exchange rate exposure on our financial results, (13) improvement in the semiconductor industry, (14) the effect of capacity utilization rates on our costs and gross margin, and (15) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2009 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

The semiconductor industry is showing signs of improvement from the recent cyclical downturn. Our unit demand and utilization increased during the three months ended September 30, 2009 compared to the previous quarter, although lower than the prior year comparable period.

Our net sales for the three months ended September 30, 2009 and 2008 were $616.2 million and $719.7 million, respectively. In the three months ended September 30, 2009, sales decreased $103.5 million, or 14.4%, from the three months ended September 30, 2008 primarily due to the general decline in wirebond packaging services and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. In addition, our flip chip packaging sales decreased for the three months ended September 30,

2009 compared to the three months ended September 30, 2008 primarily due to lower unit demand for gaming systems.

Gross margin for the three months ended September 30, 2009 and 2008 was 25.1% and 17.9%, respectively. Cost of sales for the three months ended September 30, 2008 included a charge of $50.0 million for royalties related to a patent license dispute. The $50.0 million charge reduced our gross margin by seven percentage points for the three months ended September 30, 2008.

Amkor’s net income for the three months ended September 30, 2009 was $80.9 million, or $0.31 per diluted share, compared with Amkor’s net income of $29.2 million, or $0.15 per diluted share, for the three months ended September 30, 2008. The net income for the three months ended September 30, 2009 includes an income tax benefit of $30.9 million primarily from the release of a tax valuation allowance at our subsidiary in Korea (See Note 4 “Income Taxes” to our Consolidated Financial Statements in Part I Item I of this Quarterly Report). The net income for the three months ended September 30, 2009 also includes a net foreign currency loss of $8.3 million from the remeasurement of certain subsidiaries’ balance sheet items compared to a $23.0 million net foreign currency gain in the three months ended September 30, 2008. Net income for the three months ended September 20, 2008 included a $52.4 million charge, net of tax, or $0.25 per diluted share, relating to the accrued and unpaid royalties and interest for a patent license dispute.

Our capital additions totaled $77.3 million in the three months ended September 30, 2009. We have increased our expected capital additions for the full year 2009 to $200 million, or approximately 9% of expected net sales for the year, in response to higher than anticipated customer demand. Capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, beginning in 2008 and continuing into 2009, we implemented cost reduction measures that include lowering executive and certain other employee compensation, reducing employee and contractor headcount, and shortening work weeks. Some costs previously reduced through cost reduction measures, such as labor and other overhead costs, have increased in the three months ended September 30, 2009 and will continue to increase in order to align with customer demand.

We generated $81.5 million of free cash flow in the three months ended September 30, 2009, and $44.9 million of free cash flow in the nine months ended September 30, 2009. Cash provided by operating activities was $156.8 million for the nine months ended September 30, 2009, as compared with $457.4 million for the nine months ended September 30, 2008. Free cash flow for the nine months ended September 30, 2009 decreased $95.4 million from the prior year comparable period primarily due to reduced business levels due to the recession and approximately $104.9 million of payments made relating to the resolution of a patent license dispute and employee benefit and separation payments partially offset by decreased capital additions. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first nine months of 2009.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. In April 2009, we amended our $100.0 million first lien revolving credit facility which, among other things, extended the maturity date from November 2009 to April 2013. Also, in April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014 (the “2014 Notes”). In the nine months ended September 30, 2009, we repurchased in open market transactions $133.6 million in aggregate principal amount of our 7.125% senior notes due March 2011, $69.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011, and $49.2 million in aggregate principal amount of our 7.75% senior notes due May 2013 using $210.1 million of net proceeds from issuance of the 2014 Notes and $23.9 million of cash on hand. At September 30, 2009, our cash and cash equivalents totaled approximately $446.7 million with an aggregate of $86.4 million of debt due through the end of 2010. In 2011, the remaining $119.1 million aggregate principal amount of our 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.1%	17.9%	20.2%	22.0%
Depreciation and amortization	12.1%	11.0%	15.3%	10.9%
Operating income	14.2%	7.6%	7.6%	11.3%
Income before income taxes	8.1%	6.4%	2.8%	9.2%
Net income	13.1%	4.1%	4.5%	7.9%
Net income attributable to Amkor	13.1%	4.1%	4.5%	7.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales.  Net sales decreased $103.5 million, or 14.4%, to $616.2 million in the three months ended September 30, 2009 from $719.7 million in the three months ended September 30, 2008. This decline in net sales was primarily due to the general decline in wirebond packaging services and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. In addition, our flip chip packaging services decreased 29% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to lower unit demand for gaming systems.

Packaging Net Sales.  Packaging net sales decreased $87.1 million, or 13.7%, to $549.3 million in the three months ended September 30, 2009 from $636.4 million in the three months ended September 30, 2008 because of the broad-based decline in product demand across our package offerings. Packaging unit volume decreased in the three months ended September 30, 2009 to 2.3 billion units compared to 2.5 billion units in the three months ended September 30, 2008.

Test Net Sales.  Test net sales decreased $16.4 million, or 19.7%, to $66.8 million in the three months ended September 30, 2009 from $83.2 million in the three months ended September 30, 2008 primarily due to the overall decline in demand due to the global economic recession.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 38.0% for the three months ended September 30, 2008 to 39.3% for the three months ended September 30, 2009 due to increasing commodity prices and a change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 13.0% in the three months ended September 30, 2009 compared to 15.2% in the three months ended September 30, 2008. Labor costs benefitted by a favorable foreign currency effect resulting from the depreciation of the Korean won and other currencies and savings realized from our workforce reduction and other cost savings initiatives. Labor costs include $1.0 million and $9.5 million of termination benefits and charges related to workforce reductions in the three months ended September 30, 2009 and 2008, respectively.

As a percentage of net sales, other manufacturing costs decreased to 22.6% in the three months ended September 30, 2009 from 28.9% in the three months ended September 30, 2008. Included in other manufacturing costs for the three months ended September 30, 2008 is a charge of $50.0 million for royalties related to a patent license dispute. Excluding the effect of the $50.0 million charge, other manufacturing costs in absolute dollars decreased due to reduced costs associated with lower volumes, including utilities and supplies and other cost savings initiatives. Other manufacturing costs also benefitted by a favorable foreign currency effect resulting from the depreciation of the Korean won and other currencies. These savings are partially offset by $1.0 million of charges related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit.  Gross profit increased $25.6 million to $154.6 million, or 25.1% of net sales, in the three months ended September 30, 2009 from $129.0 million, or 17.9% of net sales, in the three months ended September 30, 2008. Cost of sales for the three months ended September 30, 2008 included a charge of $50.0 million related to a patent license dispute, which reduced our gross margin by seven percentage points. Also included in cost of sales in the three months ended September 30, 2008 are charges related to workforce reduction programs of $9.5 million. The three months ended September 30, 2009 includes $2.0 million in cost of sales related to the wind-down and exit of manufacturing operations in Singapore.

Packaging Gross Profit.  Gross profit for packaging increased $30.9 million to $136.6 million, or 24.9% of packaging net sales, in the three months ended September 30, 2009 from $105.7 million, or 16.6% of packaging net sales, in the three months ended September 30, 2008. Included in cost of sales for the three months ended September 30, 2008 is $50.0 million for royalties related to a patent license dispute.

Test Gross Profit.  Gross profit for test in the three months ended September 30, 2009 decreased in absolute dollars by $4.4 million to $18.9 million from $23.3 million in the three months ended September 30, 2008, while maintaining a consistent gross margin of approximately 28%. The decrease in gross profit is primarily attributable to overall decline in demand due to the global economic recession.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $6.8 million, or 11.3%, to $53.6 million in the three months ended September 30, 2009, from $60.5 million in the three months ended September 30, 2008. The decrease was primarily due to lower salaries and benefits in our corporate and sales offices that were offset by an increase in enterprise resource implementation costs and professional fees.

Research and Development.  Despite the global economic recession, during the three months ended September 30, 2009 we continued to invest in research and development activities, focusing on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $0.7 million to $13.4 million, or 2.2% of net sales in the three months ended September 30, 2009 from $14.1 million, or 2.0% of net sales in the three months ended September 30, 2008. The decrease in our research and development expenses was primarily due to lower salaries and benefits offset by a $2.6 million impairment charge in connection with our research and development equipment in North Carolina that was sold in October 2009. We still maintain a research and development presence in North Carolina but now operate using an asset-light model to save costs.

Gain on Sale of Real Estate.  In the three months ended September 30, 2009, we sold land and dormitory buildings in Korea for $0.6 million in cash and reported a gain of $0.1 million, with no net tax effect.

Other (Income) Expense, Net.  Other expense, net increased $29.2 million to $37.6 million, or 6.1% of net sales, in the three months ended September 30, 2009 from $8.4 million, or 1.2% of net sales in the three months ended September 30, 2008. This increase was driven by an $8.3 million foreign currency loss in the three months ended September 30, 2009 compared to a $23.0 million foreign currency gain in the three months ended September 30, 2008. The fluctuation in foreign currency was primarily due to the change in the Korean won and the remeasurement of the Korean won denominated severance plan obligation. In addition, there was a loss of $1.2 million related to the repurchase of an aggregate $74.5 million principal amount of our 7.125% senior notes due in 2011 and our 7.75% senior notes due in 2013. Included in the three months ended September 30, 2008 was a charge of $4.0 million of interest related to a patent license dispute.

Income Tax Benefit.  In the three months ended September 30, 2009, we recorded an income tax benefit of $30.9 million as compared to income tax expense of $16.3 million in the three months ended September 30, 2008. The three months ended September 30, 2009 includes a $28.1 million income tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary. The three months ended September 30, 2009 also includes an income tax benefit of $5.8 million related to changes in estimates of our uncertain tax positions partially offset by $3.0 million of income tax expense attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes and minimum taxes. The three months ended September 30, 2008 includes $8.3 million of income tax expense for the establishment of a valuation allowance related to certain deferred tax assets in Japan. The remaining 2008 income tax expense is attributable to profits in certain of our taxable foreign jurisdictions and changes in estimates of our uncertain tax positions.

At September 30, 2009, we had U.S. net operating loss carryforwards totaling $311.7 million, which expire at various times through 2029. Additionally, at September 30, 2009, we had $64.9 million of non-U.S. net operating loss carryforwards, which expire at various times through 2017. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales.  Net sales decreased $598.4 million, or 28.4%, to $1,511.5 million in the nine months ended September 30, 2009 from $2,109.9 million in the nine months ended September 30, 2008. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. As a result, we experienced a broad-based decline in product demand across our packaging and test businesses.

Packaging Net Sales.  Packaging net sales decreased $526.5 million, or 28.3%, to $1,336.5 million in the nine months ended September 30, 2009 from $1,863.0 million in the nine months ended September 30, 2008 because of the broad-based decline in product demand across our package offerings. Packaging unit volume decreased in the nine months ended September 30, 2009 to 5.2 billion units compared to 6.8 billion units in the nine months ended September 30, 2008.

Test Net Sales.  Test net sales decreased $71.2 million, or 28.9%, to $174.9 million in the nine months ended September 30, 2009 from $246.1 million in the nine months ended September 30, 2008 due to the overall decline in demand due to the global economic recession.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased from 38.1% for the nine months ended September 30, 2008 to 39.6% for the nine months ended September 30, 2009 due to a change in product mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 13.9% in the nine months ended September 30, 2009 compared to 15.5% in the nine months ended September 30, 2008. Labor costs benefited by a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies and savings realized from our workforce reduction and other cost savings initiatives. These savings are partially offset by $8.9 million of termination benefits, net of a pension curtailment gain of $1.0 million, incurred in the nine months ended September 30, 2009 due to workforce reductions. The nine months ended September 30, 2008 included $11.5 million in termination benefits related to workforce reductions.

As a percentage of net sales, other manufacturing costs increased to 26.2% in the nine months ended September 30, 2009 from 24.5% in the nine months ended September 30, 2008. Other manufacturing costs as a percentage of net sales increased due to higher depreciation costs as a result of our capital expenditures. Other manufacturing costs in absolute dollars decreased $119.6 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Included in other manufacturing costs for the three months ended September 30, 2008 is a charge of $50 million made in connection with a patent license dispute. After considering the effect of the $50.0 million charge, the remaining decrease in absolute dollars of other manufacturing costs is due to reduced costs associated with lower volumes, including utilities and supplies and other cost savings initiatives. These savings are partially offset by $6.5 million in charges related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit.  Gross profit decreased $159.1 million to $305.0 million, or 20.2% of net sales, in the nine months ended September 30, 2009 from $464.1 million, or 22.0% of net sales, in the nine months ended

September 30, 2008. We experienced a decline in gross margin in the nine months ended September 30, 2009 primarily due to the lower levels of demand, which have decreased our capacity utilization rates. In addition, included in our cost of sales in the nine months ended September 30, 2009 is a net charge of $15.4 million related to workforce reduction programs and the exit of manufacturing operations in Singapore. The decrease in gross profit and gross margin was partially offset by improved factory performance due to cost reduction initiatives and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won. Included in cost of sales for the nine months ended September 30, 2008 is a $50.0 million charge made in connection with a patent license dispute and $11.5 million in termination benefits related to workforce reductions.

Packaging Gross Profit.  Gross profit for packaging decreased $114.7 million to $274.7 million, or 20.6% of packaging net sales, in the nine months ended September 30, 2009 from $389.4 million, or 20.9% of packaging net sales, in the nine months ended September 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates. The decrease in gross margin was partially offset by improved factory performance due to cost reduction initiatives and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won. Included in cost of sales for the nine months ended September 30, 2008 is a $50.0 million charge made in connection with a patent license dispute.

Test Gross Profit.  Gross profit for test in the nine months ended September 30, 2009 decreased $37.8 million to $36.7 million, or 21.0% of test net sales, from $74.5 million, or 30.3% of test net sales, in the nine months ended September 30, 2008. The decrease in gross margin is primarily attributable to lower capacity utilization rates and higher depreciation costs as a result of our capital additions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $37.2 million, or 19.3%, to $156.1 million in the nine months ended September 30, 2009, from $193.4 million in the nine months ended September 30, 2008. The decrease was primarily due to lower salaries and benefits in our corporate and sales offices and lower legal fees. These reductions were partially offset by enterprise resource planning implementation costs and termination benefits.

Research and Development.  Despite the global economic recession, during the nine months ended September 30, 2009 we continued to invest in research and development activities, focusing on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $9.5 million to $33.5 million, or 2.2% of net sales in the nine months ended September 30, 2009 from $43.0 million, or 2.0% of net sales in the nine months ended September 30, 2008. The decrease in our research and development expenses was primarily due to lower salaries and benefits offset by a $2.6 million charge in connection with our research and development equipment in North Carolina that was sold in October 2009. We still maintain a research and development presence in North Carolina but now operate using an asset-light model to save costs.

Gain on Sale of Real Estate In the nine months ended September 30, 2009, we sold land and dormitory buildings in Korea for $0.6 million in cash and reported a gain of $0.1 million, with no net tax effect. In the nine months ended September 30, 2008, we sold land and a warehouse in Korea for $14.3 million in cash and reported a gain of $9.9 million, with no net tax effect.

Other (Income) Expense, Net.  Other expense, net increased $29.6 million to $73.0 million, or 4.8% of net sales, in the nine months ended September 30, 2009 from $43.5 million, or 2.1% of net sales in the nine months ended September 30, 2008. This increase was driven by a $2.2 million foreign currency loss in the nine months ended September 30, 2009 compared to a $44.1 million foreign currency gain in the nine months ended September 30, 2008. The fluctuation in foreign currency is primarily due to the change in the Korean won and the remeasurement of the Korean won denominated severance plan obligation. The increase was partially offset by a net gain of $15.7 million related to the repurchase of an aggregate $251.7 million principal amount of our 7.125% senior notes due in 2011, 2.5% convertible senior subordinated notes due in 2011 and 7.75% senior notes due in 2013.

Income Tax Benefit.  In the nine months ended September 30, 2009, we recorded an income tax benefit of $25.9 million as compared to income tax expense of $26.6 million in the nine months ended September 30, 2008. The nine months ended September 30, 2009 includes a $28.1 million income tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary. The nine months ended September 30, 2009 also includes an income tax benefit of $4.3 million related to changes in estimates of our uncertain tax positions partially offset by $6.5 million of income tax expense attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes and minimum taxes. The nine months ended September 30, 2008 includes $8.3 million of income tax expense for the establishment of a valuation allowance related to certain deferred tax assets in Japan. The remaining 2008 income tax expense is attributable to profits in certain of our taxable foreign jurisdictions and changes in estimates of our uncertain tax positions.

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

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of September 30, 2009, we had cash and cash equivalents of $446.7 million and availability of $99.6 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, servicing principal and interest obligations and for other corporate purposes.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, we implemented cost reduction measures including lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. We expect that some of these costs will increase as capacity utilization rates increase. For the three months ended September 30, 2009, we have experienced increased labor and other overhead costs as a result of increased customer demand. Beginning October 1, 2009, we have restored executive and other employee compensation to previous levels.

From time to time, we evaluate our staffing levels compared to current business needs and changes in demand in order to manage costs and improve performance. In the nine months ended September 30, 2009, we reduced our work force by approximately 1,900 employees. We expect to reduce our workforce by an additional 500 employees in connection with the plan to wind-down and exit our manufacturing operations in Singapore, which will require approximately $4.1 million in termination benefit payouts over the next twelve months. In connection with the plan for our Singapore manufacturing operations, we expect to refund approximately $12 million of customer advances using cash on hand in the beginning of 2010.

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation forming a joint venture to provide semiconductor assembly and final testing services in Japan. Amkor invested 1.5 billion JPY (approximately $17 million) for our 30% equity interest, purchased 4.0 billion JPY (approximately $45 million) of assembly and test equipment from Toshiba and leased such equipment to J-Devices.

We have increased our planned capital additions for the full year 2009 to an estimated $200 million, or approximately 9% of expected net sales for the year, in response to higher than anticipated customer demand. Nevertheless, our expected 2009 levels are still lower than our 2008 capital additions of $341.7 million as a result of the decline in sales due to the recession. During the first nine months of 2009, we had capital additions of $129.0 million compared to $309.4 million in the nine months ended September 30, 2008. We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. Our capital additions are focused on specific customer requirements, technology advancements and cost reduction programs.

We have a significant level of debt, with $1,469.1 million outstanding at September 30, 2009, of which $69.8 million is current. In April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014, and amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. We have used $210.1 million of the $244.5 million of net proceeds to reduce other indebtedness and expect to use the remaining proceeds to further reduce other indebtedness and for general corporate purposes.

In the nine months ended September 30, 2009, we repurchased in open market transactions $133.6 million in aggregate principal amount of our 7.125% senior notes due March 2011, $69.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011 and $49.2 million in aggregate principal amount of our 7.75% senior notes due May 2013 using $210.1 million of proceeds from the issuance of the 2014 Notes and $23.9 million of cash on hand. At September 30, 2009, we have an aggregate of $86.4 million of debt coming due through the end of 2010, and in 2011 the remaining $119.1 million 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

In order to reduce leverage and future cash interest payments, we may from time to time repurchase our outstanding notes for cash or exchange shares of our common stock for our outstanding notes. Any such transactions are subject to the terms of our indentures and other debt agreements, market conditions and other factors.

The interest payments required on our debt are substantial. For example, we paid $68.3 million of interest in the nine months ended September 30, 2009 (See “Capital Additions and Contractual Obligations” below for a summary of principal and interest payments.).

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

We were in compliance with all debt covenants at September 30, 2009 and expect to remain in compliance with these covenants for at least the next twelve months.

Cash Flows

Cash provided by operating activities was $156.8 million for the nine months ended September 30, 2009 compared to $457.4 million for the nine months ended September 30, 2008. We experienced positive free cash flow of $44.9 million for the nine months ended September 30, 2009, which decreased $95.4 million from the prior year comparable period primarily due to reduced business levels as a result of the recession, as well as approximately $104.9 million of payments made relating to the resolution of a patent license dispute and employee benefit and separation payments partially offset by reduced capital additions.

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 were as follows:

	For the Nine
	Months Ended
	September 30,
	2009	2008
	(In thousands)

Operating activities	$156,810	$457,391
Investing activities	(118,932)	(300,094)
Financing activities	(15,345)	(125,726)

Operating activities:  Our cash flow from operating activities for the nine months ended September 30, 2009 decreased by $300.6 million. Operating income for the nine months ended September 30, 2009 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $153.7 million which is largely attributable to decreased net sales and the related decrease in net income.

Changes in assets and liabilities decreased operating cash flow principally due to the $64.7 million payment made in February 2009 in connection with the resolution of a patent license dispute and $40.2 million in other employee benefit and separation payments for the nine months ended September 30, 2009. Accounts receivable increased in the nine months ended September 30, 2009 compared to the comparable period in 2008 reflecting the sequential increase in sales as demand recovered from earlier lows during the economic recession.

Investing activities:  Our cash flows used in investing activities for the nine months ended September 30, 2009 were lower by $181.2 million. This decrease was primarily due to reduced levels of capital additions in 2009 and the $205.2 million decrease in payments for property, plant and equipment.

Financing activities:  Our net cash used in financing activities for the nine months ended September 30, 2009 was $15.3 million, compared with net cash used of $125.7 million for the nine months ended September 30, 2008. Cash provided by financing activities for the nine months ended September 30, 2009 included the issuance of the $250.0 million 6.0% convertible senior subordinated notes due April 2014 and $15.0 million received from our working capital facility in China. We used $234.0 million in cash, $210.1 million of which was from debt proceeds, to repurchase an aggregate $251.7 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In the nine months ended September 30, 2009 we also incurred $8.5 million in debt issuance costs related to the issuance of convertible notes and the amendment and extension of our $100.0 million first lien revolving credit facility to April 2013. In February 2008, we repaid the remaining $88.2 million of our 9.25% senior notes at maturity. We received $10.2 million in proceeds from the issuance of stock through our stock compensation plans in the nine months ended September 30, 2008.

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

	For the Nine
	Months Ended
	September 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$156,810	$457,391
Less purchases of property, plant and equipment	(111,929)	(317,109)

Free cash flow	$44,881	$140,282

Capital Additions and Contractual Obligations

Our capital additions for the nine months ended September 30, 2009 were $129.0 million. We expect that our full year 2009 capital additions will be approximately $200 million, or 9% of net sales, as discussed above in the “Overview.” Ultimately, the amount of our 2009 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Nine
	Months Ended
	September 30,
	2009	2008
	(In thousands)

Purchases of property, plant, and equipment	$111,929	$317,109
Net change in related accounts payable and deposits	17,053	(7,748)

Property, plant and equipment additions	$128,982	$309,361

The following table summarizes our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due for year ending December 31,
		2009 -
	Total	Remaining	2010	2011	2012	2013	Thereafter
	(In thousands)

Total debt(1)	$1,469,134	$16,539	$69,843	$162,588	$43,035	$515,701	$661,428
Scheduled interest payment obligations(2)	477,348	26,302	103,202	95,409	91,402	69,173	91,860
Purchase obligations(3)	42,573	42,573	—	—	—	—	—
Operating lease obligations	46,365	2,701	10,211	5,693	5,507	6,037	16,216
Severance obligations(4)	115,625	42,961	4,249	4,286	3,900	3,382	56,847

Total contractual obligations	$2,151,045	$131,076	$187,505	$267,976	$143,844	$594,293	$826,351

(1)	Total debt decreased $24.2 million from the Annual Report on Form 10-K as of December 31, 2008. We issued $250.0 million of our 6.0% convertible senior subordinated notes in April 2009. We repurchased an aggregate $251.7 million principal amount due of our 7.125% senior notes due 2011, 2.5% convertible senior subordinated notes due 2011 and 7.75% senior notes due May 2013. We repaid $37.9 million of annual amortizing debt during 2009.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at September 30, 2009 for variable rate debt.

(3)	Represents capital-related purchase obligations in addition to accounts payable outstanding at September 30, 2009 for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan, including an estimated $40 million for a voluntary interim severance payout in the three months ending December 31, 2009. The voluntary interim benefit payment in the three months ending December 31, 2009 may vary depending upon employee response.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at September 30, 2009 include:

•	$25.3 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $6.8 million to the defined benefit pension plans during the remainder of 2009.

•	$5.1 million net liability associated with $17.4 million of gross unrecognized tax benefits, which does not generally represent future cash payments because of the interaction with other available tax attributes, such as net operating loss or tax credit carryforwards. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases.

Contingencies, Indemnifications and Guarantees

We refer you to Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the nine months ended September 30, 2009, there have been no significant changes in our critical accounting policies as reported in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We have not entered into any derivative transactions in the nine months ended September 30, 2009 and have no outstanding contracts as of September 30, 2009.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in Taiwan, China and Singapore. Effective July 1, 2009, we changed the functional currency for our Taiwanese operations to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at June 30, 2009 became the historical accounting basis for those assets and liabilities at July 1, 2009. For our subsidiaries in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligations which represent approximately 81% of the net monetary exposure. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2009, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of September 30, 2009, our income before income taxes would have been approximately $15.9 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the nine months ended September 30, 2009, approximately 88% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the nine months ended September 30, 2009, approximately 52% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of September 30, 2009 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the nine months ended September 30, 2009 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of September 30, 2009, our operating income would have been approximately $45.7 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the nine months ended September 30, 2009 and 2008 was a net foreign translation gain of $0.8 million and $6.9 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of September 30, 2009, we had a total of $1,469.1 million of debt of which 83.9% was fixed rate debt and 16.1% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of September 30, 2009. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2008, we had a total of $1,493.4 million of debt of which 82.6% was fixed rate debt and 17.4% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of September 30, 2009:

	2009 -
	Remaining	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$—	$119,040	$—	$472,845	$640,000	$1,231,885	$1,610,186
Average interest rate			5.5%		7.4%	8.0%	7.5%
Variable rate debt (In thousands)	$16,539	$69,843	$43,548	$43,035	$42,856	$21,428	$237,249	$232,145
Average interest rate	4.1%	3.9%	4.8%	4.8%	4.8%	4.8%	4.5%

For information regarding the fair value of our long-term debt, see Note 16 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past, and the recent financial crisis and adverse conditions in the global economy have resulted in a downturn in the semiconductor industry. Reduced economic activity due to the global recession and decreased consumer spending, reduced corporate profits and capital spending. Adverse business conditions and liquidity and concerns about inflation and deflation have adversely impacted demand for our services, creating downward pressure on prices, and have made it more difficult for us to accurately forecast and plan future business activities.

As a result of the current weak global economic conditions and uncertainty in the credit markets, our customers and suppliers may face liquidity issues and difficulty gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency.

Since our business is, and will continue to be, dependent on the requirements of semiconductor companies for subcontracted packaging and test services, any significant downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices, could have a material adverse effect on our business and operating results. It is difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, and if industry conditions deteriorate, we could suffer significant losses, as we have in the past, which could materially and adversely impact our business, liquidity, results of operations, financial condition and cash flows.

Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control.

Many factors, including the impact of adverse economic conditions, could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors has resulted in declines in our operating results and cash flows.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	labor force impact and travel restrictions resulting from pandemic illnesses;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

It is often difficult to predict the impact of these factors upon our results for a particular period. The recent downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets, and consumer demand. Although we are seeing signs of recovery in recent increases in customer demand and capacity utilization, it is uncertain whether these increases will be sustained. These factors may materially and adversely affect our business, liquidity, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization rates for our packaging and test equipment, commonly referred to as “capacity utilization rates.” In particular, increases or decreases in our capacity utilization rates can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization rates in our operations, which lead to reduced margins during that period. During the recent downturn in the global economy we experienced lower than optimum utilization rates in our operations due to a decline in world-wide demand for our packaging and test services which reduced our gross margin. Although our capacity utilization rates at times have been strong, we cannot assure that we will be able to achieve consistently high capacity utilization rates, and if we fail to do so, our gross margin may decrease. If our gross margin decreases, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

In addition, our fixed operating costs have increased in recent years in part as a result of our efforts to expand our capacity through significant capital additions. Forecasted customer demand for which we have made capital investments may not materialize. As a result, our sales may not adequately cover our substantial fixed costs resulting in reduced profit levels or causing significant losses, both of which may adversely impact our liquidity, results of operations, financial condition and cash flows. Additionally, we could suffer significant losses if industry conditions deteriorate, which could materially and adversely impact our business, liquidity, results of operations, financial position and cash flows.

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

In a downturn in the semiconductor industry, IDMs could respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. During the recent downturn in the global economy and the semiconductor industry, we experienced some lower demand from IDMs. If we experience a significant loss of IDM business as a result of a prolonged industry downturn, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of September 30, 2009, our total debt balance was $1,469.1 million, of which $69.8 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry.  Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the nine months ended September 30, 2009, we had capital additions of $129.0 million and for the full year 2009 we expect to make capital additions of approximately $200 million.

In addition, we have a significant level of debt, with $1,469.1 million outstanding at September 30, 2009, $69.8 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $16.5 million due during the remainder of 2009, $69.9 million due in 2010, $162.6 million due in 2011, $43.0 million due in 2012, $515.7 million due in 2013 and $661.4 million due thereafter. The interest payments required on our debt are also substantial. For example, in the nine months ended September 30, 2009, we paid $68.3 million of interest. The source of funding for our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of September 30, 2009, we had cash and cash equivalents of $446.7 million and $99.6 million available under our senior secured revolving credit facility.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, a global economic recession could adversely affect the worldwide banking system and financial markets and result in uncertainty in the credit markets, a low level of liquidity in financial markets, and volatility in fixed income, credit and equity markets which could make it difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

We sponsor an accrued severance plan in our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. In addition, and in accordance with severance plan regulations in Korea, employers may pay employees earned benefits prior to terminating their employment with us. In January 2009, we paid $31.6 million of such interim benefits using cash on hand and we expect to pay an additional $40 million in the three months ended December 31, 2009. Our severance plan obligation is significant and in the event of a reduction in force or other termination of employment in our Korean facilities, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. See Note 12 to our Consolidated Financial Statements included in this Quarterly Report.

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

Changes in the U.S. Tax Law Regarding Earnings Of Our Subsidiaries Located Outside of the U.S Could Materially Affect Our Future Results.

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

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have over 200 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 52.9%, 49.8% and 47.0% of our net sales in the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007, respectively. In addition, a single customer accounted for greater than 10% of our net sales for the nine months ended September 30, 2009.

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

These matters have exposed us to greater risks associated with litigation and regulatory proceedings as described in Note 14 to our Consolidated Financial Statements in this Quarterly Report which, if adversely determined, could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 14 to the Consolidated Financial Statements included in this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in current or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances Directive imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In response to this directive, and similar laws and developing legislation in countries like China, Japan and Korea, we have implemented changes in a number of our manufacturing processes in an effort to achieve compliance across all of our package types. Complying with existing and future environmental regulations may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, subject us to liability or cause us to curtail our operations.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding we recently filed against Tessera, Inc., which is described in more detail in Note 14 to the Consolidated Financial Statements. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of September 30, 2009, Mr. James J. Kim, our Chairman of the Board, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100 million of our 6.25% convertible subordinated notes due 2013 and $150 million of our 6.0% convertible senior subordinated notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

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
Joanne Solomon
Corporate Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

Date: November 5, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of Kenneth T. Joyce, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Joanne Solomon, Corporate Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002