Form 10-K
period 2009-12-31
AMKOR TECHNOLOGY INC
filed 2010-02-24
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the common stock as reported by the NASDAQ Global Select Market on that date, was approximately $511.2 million.

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 29, 2010, was as follows: 183,230,953 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report where indicated.

All references in this Annual Report to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and its subsidiaries. We refer to the Republic of Korea, which is also commonly known as South Korea, as “Korea.” Amkor®, Amkor Technology®, ChipArray®, FlipStacktm, FusionQuad®, MicroLeadFrame®, TMVtm, and Unitive® are either trademarks or registered trademarks of Amkor Technology, Inc. All other trademarks appearing herein are held by their respective owners. Subsequent use of the above trademarks in this report may occur without the respective superscript symbols (TM or ®) in order to facilitate the readability of the report and are not a waiver of any rights that may be associated with the relevant trademarks.

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

OVERVIEW

Amkor is one of the world’s leading subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor corporation in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies and collaborating with original equipment manufactures (“OEMs”);

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

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

Our customers include, among others: Altera Corporation; Atmel Corporation; Broadcom Corporation; Infineon Technologies AG; International Business Machines Corporation (“IBM”); LSI Corporation; Qualcomm Incorporated; ST Microelectronics, Pte.; Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

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

Amkor’s web site is http://www.amkor.com. Amkor makes available free of charge through its web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, free of charge, through our web site, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and Ethical Guidelines, our Code of Ethics for Directors and other information and materials. The information on Amkor’s web site is not incorporated by reference into this report.

INDUSTRY BACKGROUND

Semiconductor devices are the essential building blocks used in most electronic products. As semiconductor devices have evolved, there have been several important consequences, including: (1) an increase in demand for mobile phones, consumer electronics, computers and networking equipment; (2) the proliferation of semiconductor devices into diverse end products such as automotive systems; and (3) an increase in the semiconductor content within electronic products in order to provide greater functionality and higher levels of performance. These consequences have fueled the growth of the overall semiconductor industry, as well as the market for outsourced semiconductor packaging and test services.

Historical trends indicate that semiconductor industry demand appears to be increasingly driven by global consumer spending. There has been a strong correlation between world-wide gross domestic product and semiconductor industry cycles. The recent financial crisis and global recession resulted in a downturn in the semiconductor industry. Reduced economic activity and decreased consumer spending during the first half of 2009 caused significant decreases in demand for our services. During the second half of 2009, the semiconductor industry showed signs of improvement from this downturn resulting in recent increases in demand for our services and improved utilization of our capacity.

Semiconductor companies outsource their packaging and test services to subcontract providers, such as Amkor, for the following reasons:

Subcontract providers have developed expertise in advanced packaging and test technologies.

Semiconductor companies face increasing demands for miniaturization, increased functionality and improved thermal and electrical performance in semiconductor devices. This trend, along with greater complexity in the design of semiconductor devices and the increased customization of interconnect packages, has led many semiconductor companies to view packaging and test as an enabling technology requiring sophisticated expertise and technological innovation. As packaging and test technology becomes more advanced, many semiconductor companies are relying on subcontract providers of packaging and test services as a key source of new package design, thereby enabling them to reduce their internal research and development costs.

Subcontract providers offer a cost effective solution in a highly cyclical, capital intensive industry.

Semiconductor packaging is a complex process requiring substantial investment in specialized equipment, factories and human resources. As a result of the large investments required, manufacturing facilities must operate at a high capacity level for an extended period of time to be cost effective. Shorter product life cycles, coupled with the need to update or replace packaging equipment to accommodate new package types, makes it more difficult for semiconductor companies to maintain cost effective utilization of their packaging and test assets throughout semiconductor industry cycles. Subcontract providers of packaging and test services, on the other hand, can typically use their assets to support a broad range of customers, potentially generating more efficient use of their production assets and a more cost effective solution.

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

Leading Technology Innovator

We are a leader in developing advanced semiconductor packaging and test solutions. We have designed and developed several state-of-the-art package formats and technologies including our Package-on-Package with TMV (Through Mold Via), FusionQuad, fcBGA (Flip Chip Ball Grid Array), conformal shielding and copper pillar bumping and packaging technologies. In addition, we believe that as semiconductor technology continues to achieve smaller device geometries with higher levels of speed and performance, packages will increasingly require flip chip and wafer bump-based interconnect solutions. We have been investing in our technology leadership in electroplated and other wafer bump and wafer level processing. We have also been a leader in developing environmentally friendly (“Green”) integrated circuit packaging, which involves the elimination of lead and certain other materials.

We provide a complete range of test engineering services for radio frequency mixed signal, logic and memory devices, from test program development to full product characterization. Amkor is a major provider of radio frequency test services and a leader in strip test, an innovative parallel test solution that offers customers low cost, faster index time and improved yields.

We have approximately 400 employees engaged in research and development focusing on the design and development of new semiconductor packaging and test technologies.

Long-Standing Relationships and Collaboration with Prominent Semiconductor Companies

Our customers include most of the world’s largest semiconductor companies and over the last four decades, Amkor has developed long-standing relationships with many of these companies. We believe that our production excellence has been a key factor in our success in attracting and retaining customers. We work with our customers and our suppliers to develop proprietary process technologies to enhance our existing capabilities, reduce time-to-market, increase quality and lower our costs.

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

We provide customers with a wide array of packaging solutions including leadframe and laminate packages, using gold and copper wire bond and flip chip formats. We are a leading subcontract provider of:

•	Flip chip and wafer level packages, in which the semiconductor die is connected directly to the package substrate or system board, which deliver improved electrical performance used in high-power and high-speed applications such as graphics processors and microprocessors;

•	Three dimensional (“3D”) such as package-on-package and stacked chip scale packages, in which the individual chips or individual packages are stacked vertically to provide integration of logic and memory, while preserving space on the system board;

•	Stacked chip scale packages which include high density memory die stacks, typically with wire bond connections and flip chip plus wire bond stacks called FlipStack that integrate a wire bond die on top of a flip chip die;

•	Advanced leadframe packages such as MicroLeadFrame and FusionQuad which are thinner and smaller packages and have the ability to accommodate more leads and have better thermal and electrical characteristics than traditional leadframe packages;

•	Multi-chip or system-in-package (“SiP”) modules used in mobile phones and other handheld end-products; and

•	Packages for micro-electromechanical system devices, which are used in a variety of end markets including automotive, industrial and consumer electronics.

We are expanding our copper wire capabilities in support of both advanced and commodity packages, as some customers are migrating to copper wire bond to mitigate their exposure to gold prices. We also offer an extensive line of advanced probe and final test services for analog, digital, logic, mixed signal and radio frequency semiconductor devices. We believe that the breadth of our design, packaging and test services is important to customers seeking to limit the number of their suppliers.

Geographically Diversified Operational Base

We have a broad geographical base of more than five million square feet of manufacturing space strategically located in seven countries in many of the world’s important electronics manufacturing regions.

Our customers benefit from one of the industry’s most extensive operational footprints. We believe that our scale and scope allow us to provide cost effective solutions to our customers by offering:

•	Capacity to absorb large orders and accommodate quick turn-around times;

•	Favorable pricing on materials and equipment, where possible, by using our purchasing power and industry position;

•	Dual site qualifications and capabilities and solutions for specific loading requirements and risk mitigation; and

•	Broad range of packaging and test services so that we can provide multiple or turnkey solutions for many packaging needs, including semiconductor wafer bump, wafer probe, wafer backgrind, package design, assembly, strip test, singulated test and drop shipment services to name a few.

Competitive Cost Structure

We believe that a competitive cost structure and disciplined capital investment decisions are key factors for achieving profitability and generating free cash flow. There has been a continuous push throughout the entire semiconductor supply chain for lower cost solutions. Some of our cost control efforts have included: (1) increasing strip densities to drive higher throughput on a single substrate strip; (2) developing smaller gold wire diameter solutions; and (3) increasing labor productivity.

We operate in a cyclical industry. During an industry downturn, similar to the downturn in the second half of 2008 and the first half of 2009, we take actions to reduce our costs to focus on generating cash flow and driving greater factory and administrative efficiencies. Cost control efforts can include reducing labor costs by temporarily lowering compensation, reducing employee and contractor headcount, shortening work weeks and obtaining labor-related foreign government subsidies. We may also limit our capital additions as we did in 2009.

PACKAGING AND TEST SERVICES

The following table sets forth, for the periods indicated, the amount of packaging and test net sales in millions of dollars and the percentage of such net sales:

	Year Ended December 31,
	2009		2008		2007

Packaging services
Chip scale package	$695	31.9%	$697	26.2%	$647	23.6%
Ball grid array	500	23.0%	751	28.3%	722	26.4%
Leadframe	587	26.9%	753	28.3%	893	32.6%
Other packaging	152	7.0%	144	5.4%	168	6.1%

Total packaging services	1,934	88.8%	2,345	88.2%	2,430	88.7%
Test services	245	11.2%	314	11.8%	309	11.3%

Total net sales	$2,179	100.0%	$2,659	100.0%	$2,739	100.0%

Packaging Services

We offer a broad range of package formats and services designed to provide our customers with a full array of packaging solutions. Our package services are divided into families: chip scale package, ball grid array, leadframe and other packaging services.

In response to the increasing demands of today’s high-performance electronic products, semiconductor packages have evolved and are designed based on application specific requirements. The differentiating characteristics of package formats can include: (1) size, (2) number of electrical connections, (3) thermal and electrical characteristics, (4) number of semiconductor devices incorporated and (5) integration of active and passive components.

Evolving semiconductor process technology and computer aided simulation toolsets have allowed integrated circuit designers to optimize the level of performance and functionality in electronic systems. The resultant integrated circuits, commonly referred to as system-on-chip solutions, often drive a higher number of electrical connections. The high number of electrical connections can be accommodated using a number of interconnect technologies, including flip chip and wire bond interconnect or a combination of both, commonly referred to as a hybrid interconnect. Flip chip packages provide a higher density interconnection capability than wire bond, as wire bond interconnect is limited to the perimeter of the semiconductor device, whereas flip chip can use the entire surface area of the semiconductor device.

Flip chip assembly is the direct electrical connection of a face-down semiconductor device (or flipped) onto a substrate. The connection is made through a conductive medium (or bump) on the semiconductor device, then subsequently joined to the surface of the substrate. Advantages of flip chip technology include enhanced thermal-electrical performance as well as thinner and smaller form factors.

Chip Scale Packages

We have designed a variety of chip scale packages where the package size is not much larger than the chip itself. The size advantage provided by a chip scale package has made this the package of choice for a number of end applications in the consumer electronics market that have very small form factors, such as smart phones, MP3 players and mobile internet devices. Some of our chip scale packages include ChipArray, wafer level chip scale package and flip chip chip scale package. In wafer level chip scale packaging, the semiconductor device becomes the package as the interconnect is constructed using various wafer bumping technologies. The bumped wafer is subsequently singulated (or diced) creating individually bumped semiconductor devices, which are then put into tape and reel for future printed circuit board assembly.

Advances in packaging technology now allow the placement of two or more semiconductor devices on top of each other within an individual package. This concept, known as 3D packaging, permits a higher level of semiconductor density and greater functionality. Some of our 3D packages include:

•	Stacked chip scale package (“SCSP”), which contains two or more chips placed on top of each other. SCSP structures can include up to eight or more stacked semiconductor devices, which are ideal for solid state memory applications supporting mobile phones, MP3 players and other data storage consumer electronic systems.

•	Package-on-package, which is an extremely thin chip scale package that can be stacked on top of each other, enabling the integration of logic and memory in a single footprint, supporting smart phones, digital camera or other handheld applications.

Our chip scale package family also includes system-in-package modules. System-in-package modules integrate various system elements into a single-function block, thus enabling space and power efficiency, high performance and lower production costs. Our system-in-package technology is being used in a variety of devices including: power amplifiers for mobile phones and other portable communication devices; wireless local area network modules for networking applications; and sensors, such as fingerprint recognition devices and micro-electromechanical system based microphones.

Ball Grid Array Packages

The ball grid array format was developed to facilitate the higher number of interconnections required by many advanced semiconductor devices. The close proximity of an increasing number of leads resulted in higher incidence of shorting and other electrical challenges. Higher lead counts also drove the development of more sophisticated and costly circuit boards to accommodate the high number of leads. Ball grid array solves these problems by effectively creating interconnects on the bottom of the package in the form of small bumps or balls that can be evenly distributed across the entire bottom surface of the package, allowing greater distance between the individual electrical connections. Examples of ball grid array package families are:

•	Flip chip BGA (“fcBGA”) incorporates a face down chip onto a substrate using a ball grid array format and is increasingly being used in advanced silicon nodes enabling our customers to implement more powerful new applications and smaller devices. The fcBGA package is used for networking and storage, gaming and computer applications; and

•	Plastic ball grid array (“PBGA”) packages use wire bond technology in applications requiring higher electrical interconnect counts or higher thermal performance. PBGA packages are typically used in an application residing between smaller body chip scale packages, such as handheld mobile applications, and the very high pin-count or large body size fcBGA packages are typically used in high-end networking and gaming applications. Common PBGA applications include laptop computers, video cameras, gaming systems and digital televisions.

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

Through a process of continuous engineering and customization, we have designed several advanced leadframe package types that are thinner and smaller than traditional leadframe packages, with the ability to accommodate more leads on the perimeter of the package. These advanced leadframe packages typically have superior thermal and electrical characteristics, which allow them to dissipate heat generated by high-powered semiconductor devices while providing enhanced electrical connectivity. We plan to continue to develop increasingly smaller versions of these packages to keep pace with continually shrinking semiconductor device sizes and demand for miniaturization of portable electronic products. Two of these advanced leadframe packages are described as follows:

•	One of our most successful advanced leadframe package offerings is the MicroLeadFrame family of QFN, or quad flat no lead packages. This package family is particularly well suited for radio frequency and wireless applications.

•	FusionQuad integrates both bottom leads and peripheral leads, which significantly reduce the package size. The package targets applications for mobile hard disk drives, notebook computers and consumer electronics such as digital televisions and set top boxes.

Other Packaging Services

The other category of packaging services is largely comprised of wafer bumping services that support chip scale packaging and ball grid array product offerings. With wafer bumping, inter-connections are formed on an entire wafer prior to dicing, rather than the traditional method of forming the interconnections on a separated die. Wafer bumping has technical and economic advantages over traditional wire bonding. Wafer bumping consists of preparing the wafer for bumping and forming or placing the bumps. Preparation may include cleaning, removing insulating oxides, and providing a pad metallurgy that will protect the interconnections while making a good mechanical and electrical connection between the bump and the board. Bumps may be formed or placed on the wafer in many ways, including sputtering, electroplating, stud bumping and direct placement. Wafer bumping is a precursor to flip chip assembly. In certain instances, packages are created on the surface of a wafer, for example wafer level chip scale packages, which are used for space constrained applications with low power and low lead count requirements.

Test Services

We are a leading subcontract provider of a broad range of semiconductor integrated circuit test services including wafer probe, final test, strip test, system level test and other test-related services. Our test development centers provide complete test engineering services from test program development to full product functionality. The integrated circuit devices we test encompass nearly all technologies produced in the semiconductor industry today including digital, linear, mixed signal, memory, radio frequency and integrated combinations of these technologies. In 2009, we tested 3.7 billion units. We tested 48%, 49% and 48% of the units that we packaged in 2009, 2008 and 2007, respectively. Our test operations complement traditional wire bond as well as wafer level chip scale packages, multi-chip SiP modules and flip chip packaging technologies.

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

For packaging and test segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RESEARCH AND DEVELOPMENT

Our research efforts focus on developing new package solutions, test services and improving the efficiency and capabilities of our existing production processes. We believe that technology development is one of the key success differentiators in the semiconductor packaging and test markets. By concentrating our research and development on our customers’ needs for innovative packages, increased performance and lower cost, we gain opportunities to enter markets early, capture market share and promote our new package offerings as industry standards. In addition, we leverage our research and development by licensing our leading edge technology, such as MicroLeadFrame, Fine Pitch Copper Pillar, Through Mold Via, Lead Free Bumping and FusionQuad.

Our key areas for research and development are:

•	3D packaging;

•	Advanced flip chip packaging;

•	Advanced micro-electromechanical system packaging;

•	Copper Pillar bumping and packaging;

•	Copper wire interconnects;

•	Engineering and characterization tools;

•	Laminate and leadframe packaging;

•	Manufacturing cost reduction;

•	Through Mold Via technology;

•	Through Silicon Via technology;

•	Wafer Level Fan Out technology; and

•	Wafer level processing.

We have key development partners within our customer and supplier base. We work with our partners and allocate our resources to develop applications that have promising potential for a profitable return on investment.

As of December 31, 2009, we had approximately 400 employees engaged in research and development activities. In 2009, 2008 and 2007, we spent $44.5 million, $56.2 million and $41.7 million, respectively, on research and development.

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

Our direct support teams are further supported by an extended staff of product, process, quality and reliability engineers, as well as marketing and advertising specialists, information systems technicians and factory personnel. Together, these direct and extended support teams deliver an array of services to our customers. These services include:

•	Managing and coordinating ongoing manufacturing activity;

•	Providing information and expert advice on our portfolio of packaging and test solutions and related trends;

•	Managing the start-up of specific packaging and test programs to improve our customers’ time-to-market;

•	Providing a continuous flow of information to our customers regarding products and programs in process;

•	Partnering with customers on design solutions;

•	Researching and assisting in the resolution of technical and logistical issues;

•	Aligning our technologies and research and development activities with the needs of our customers and OEMs;

•	Providing guidance and solutions to customers in managing their supply chains;

•	Driving industry standards;

•	Providing design and simulation services to ensure package reliability; and

•	Collaborating with our customers on continuous quality improvement initiatives.

Further, we implement direct electronic links with our customers to:

•	Achieve near real time and automated communications of order fulfillment information, such as inventory control, production schedules and engineering data, including production yields, device specifications and quality indices; and

•	Connect our customers to our sales and marketing personnel world-wide and to our factories.

SEASONALITY

Our sales have generally been higher in the second half of the year than in the first half due to the effect of consumer buying patterns in the U.S., Europe and Asia. In addition, semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a decrease in units for packaging and test services during the first quarter. Our business is tied to market conditions in the semiconductor industry which is highly cyclical. The semiconductor industry has experienced significant and sometimes prolonged cyclical downturns in the past. We can not predict the timing, strength or duration of any economic slowdown or subsequent economic recovery.

CUSTOMERS

As of December 31, 2009, we had approximately 250 customers, including many of the largest semiconductor companies in the world. The table below lists our top 25 customers in 2009 based on net sales:

Altera Corporation	Micron Technology, Inc.
Analog Devices, Inc.	NEC Corporation
Atheros Communication, Inc.	NXP Semiconductors
Atmel Corporation	ON Semiconductor Corp.
Avago Technologies Limited	Qualcomm Incorporated
Broadcom Corporation	Shanghai Hong Ri International Electronics Co., Ltd.
Conexant Systems, Inc.	PMC — Sierra, Inc.
Entropic Communications Limited	Sony Electronics Inc.
Global Unichip Corp.	ST Microelectronics, Pte
Infineon Technologies AG	Texas Instruments Inc.
Intel Corporation	Toshiba Corporation
International Business Machines Corporation (“IBM”)	Xilinx, Inc.
LSI Corporation

Our top 25 customers accounted for 76.0% of our net sales in 2009, and our ten largest customers accounted for approximately 53.4%, 49.8% and 47.0% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Qualcomm Incorporated accounted for more than 10% of our consolidated net sales in 2009. No customer accounted for more than 10% of our consolidated net sales in 2008 or 2007.

For segment information, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

MATERIALS AND EQUIPMENT

Materials

Our materials are used primarily for packaging activities. Our packaging operations depend upon obtaining adequate supplies of materials on a timely basis. The principal materials used in our packaging process are leadframes, laminate substrates, gold and copper wire, mold compound, epoxy, tubes and trays. The silicon wafer is generally consigned from the customer. We do not take ownership of the customer consigned wafer and title and risk of loss remains with the customer for these materials. Test materials constitute a very small portion of our total test cost. We purchase materials based on customer forecasts and our customers are generally responsible for any unused materials which we purchased based on such forecasts.

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

We purchase wafer bumping equipment to facilitate the manufacture of our flip chip and wafer level packaging lines. Wafer bump equipment includes sputter and spin coaters, electroplating equipment and reflow ovens and tends to have longer lead times for order and installation than other packaging equipment and is sold in relatively larger increments of capacity.

Test Equipment

The primary equipment used in the testing process includes tester, handler and probe equipment. Handlers are used to transfer individual or small groups of packaged integrated circuits to a tester. Testers are generally a more capital intensive portion of the process and tend to have longer delivery lead times than most other types of packaging equipment. We focus our capital additions on standardized tester platforms in order to maximize test equipment utilization.

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

Such companies also have developed relationships with most of the world’s largest semiconductor companies, including current or potential customers of Amkor. We also compete with the internal semiconductor packaging and test capabilities of many of our customers. Our integrated device manufacturer customers continually evaluate the outsourced services against their own in-house package and test services and at times decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

The principal elements of competition in the subcontracted semiconductor packaging market include:

•	technical competence;

•	quality;

•	price;

•	breadth of package offering;

•	new package design and implementation;

•	cycle times;

•	customer service; and

•	available capacity.

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

We also protect certain details about our processes, products and strategies as trade secrets, maintaining the confidentiality of the information we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. Further, to distinguish our products from our competitors’ products, we have obtained certain trademarks and service marks. We have promoted and will continue to promote our particular brands through advertising and other marketing techniques.

EMPLOYEES

As of December 31, 2009, we had 18,200 full-time employees. Of the total employee population, 13,200 were engaged in manufacturing services, 3,000 were engaged in manufacturing support, 400 were engaged in research and development, 200 were engaged in marketing and sales and 1,400 were engaged in administration, business management and finance. We believe that our relations with our employees are good, and we have never experienced a work stoppage in any of our factories. Our employees in China, France, the Philippines, Taiwan and the U.S. are not represented by any union. Certain members of our factories in Japan and Korea are members of a union, and those that are members of a union are subject to collective bargaining agreements.

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

Our business reflects the market conditions in the semiconductor industry, which is cyclical by nature. The semiconductor industry has experienced significant and sometimes prolonged downturns in the past. For example, the recent financial crisis and global recession resulted in a downturn in the semiconductor industry that adversely affected our business and results of operations in late 2008 and in 2009.

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

Many factors, including the impact of adverse economic conditions, could materially and adversely affect our net sales, gross profit, operating results and cash flows, or lead to significant variability of quarterly or annual operating results. Our profitability and ability to generate cash from operations is principally dependent upon demand for semiconductors, the utilization of our capacity, semiconductor package mix, the average selling price of our services, our ability to manage our capital expenditures in response to market conditions and our ability to control our costs including labor, material, overhead and financing costs. The recent downturn in demand for semiconductors resulted in significant declines in our operating results and cash flows as capacity utilization declined.

Our operating results and cash flows have varied significantly from period to period. Our net sales, gross margins, operating income and cash flows have historically fluctuated significantly as a result of many of the following factors, over which we have little or no control and which we expect to continue to impact our business:

•	fluctuation in demand for semiconductors and conditions in the semiconductor industry;

•	changes in our capacity utilization rates;

•	changes in average selling prices;

•	changes in the mix of semiconductor packages;

•	evolving package and test technology;

•	absence of backlog and the short-term nature of our customers’ commitments and the impact of these factors on the timing and volume of orders relative to our production capacity;

•	changes in costs, availability and delivery times of raw materials and components;

•	changes in labor costs to perform our services;

•	wage and commodity price inflation, including precious metals;

•	the timing of expenditures in anticipation of future orders;

•	changes in effective tax rates;

•	the availability and cost of financing;

•	intellectual property transactions and disputes;

•	high leverage and restrictive covenants;

•	warranty and product liability claims and the impact of quality excursions and customer disputes and returns;

•	costs associated with litigation judgments, indemnification claims and settlements;

•	international events, political instability, civil disturbances or environmental or natural events, such as earthquakes, that impact our operations;

•	pandemic illnesses that may impact our labor force and our ability to travel;

•	difficulties integrating acquisitions;

•	our ability to attract and retain qualified employees to support our global operations;

•	loss of key personnel or the shortage of available skilled workers;

•	fluctuations in foreign exchange rates;

•	delay, rescheduling and cancellation of large orders; and

•	fluctuations in our manufacturing yields.

It is often difficult to predict the impact of these factors upon our results for a particular period. The downturn in the global economy and the semiconductor industry increased the risks associated with the foregoing factors as customer forecasts became more volatile, and there was less visibility regarding future demand and significantly increased uncertainty regarding the economy, credit markets, and consumer demand. These factors may materially and adversely affect our business, liquidity, results of operations, financial condition and cash flows, or lead to significant variability of quarterly or annual operating results. In addition, these factors may adversely affect our credit ratings which could make it more difficult and expensive for us to raise capital and could adversely affect the price of our securities.

High Fixed Costs — Due to Our High Percentage of Fixed Costs, We Will Be Unable to Maintain Our Gross Margin at Past Levels if We Are Unable to Achieve Relatively High Capacity Utilization Rates.

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization of our human resources and packaging and test equipment. In particular, increases or decreases in our capacity utilization can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization in our operations, which lead to reduced margins during that period. For example, we experienced lower than optimum utilization in the three months ended December 31, 2008 and the first half of 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Although our capacity utilization at times have been strong, we cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

Guidance — Our Failure to Meet Our Guidance or Analyst Projections Could Adversely Impact the Trading Prices of Our Securities.

We periodically provide guidance to investors with respect to certain financial information for future periods. Securities analysts also periodically publish their own projections with respect to our future operating results. As discussed above under “Fluctuations in Operating Results and Cash Flows — Our Operating Results and Cash Flows Have Varied and May Vary Significantly as a Result of Factors That We Cannot Control,” our operating results and cash flows vary significantly and are difficult to accurately predict. Volatility in customer forecasts and reduced visibility caused by economic uncertainty and fluctuations in global consumer demand make it particularly difficult to predict future results. To the extent we fail to meet or exceed our own guidance or the analyst projections for any reason, the trading prices of our securities may be adversely impacted. Moreover, even if we do meet or exceed that guidance or those projections, the analysts and investors may not react favorably, and the trading prices of our securities may be adversely impacted.

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

Decisions by Our Integrated Device Manufacturer Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers (“IDMs”). Our IDM customers continually evaluate the outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

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

In a downturn in the semiconductor industry, IDMs could respond by shifting some outsourced packaging and test services to internally serviced capacity on a short term basis. If we experience a significant loss of IDM business, it could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows especially during a prolonged industry downturn.

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of December 31, 2009, our total debt balance was $1,434.2 million, of which $88.9 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under our indentures to purchase notes tendered as a result of a change in control of Amkor;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Ability to Fund Liquidity Needs.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During 2009, we had capital additions of $197.7 million and in 2010, we expect to make capital additions of approximately 14% of net sales.

In addition, we have a significant level of debt, with $1,434.2 million outstanding at December 31, 2009, $88.9 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $88.9 million due in 2010, $139.6 million due in 2011, $43.1 million due in 2012, $501.2 million due in 2013, $271.4 million due in 2014 and $390.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in the year ended December 31, 2009, we paid $116.2 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2009, we had cash and cash equivalents of $395.4 million and $96.5 million available under our senior secured revolving credit facility which matures in April 2013.

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Based on this assessment, we believe that our cash flow from operating activities together with existing cash and cash equivalents will be sufficient to fund our working capital, capital expenditure and debt service requirements for at least the next twelve months. Thereafter, our liquidity will continue to be affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flow or refinance the debt with the proceeds of debt or equity offerings at or prior to maturity. Moreover, the health of the worldwide banking system and financial markets affects the liquidity in the global economic environment. Volatility in fixed income, credit and equity markets could make it difficult for us to maintain our existing credit facilities or refinance our debt. If our performance or access to the capital markets differs materially from our expectations, our liquidity may be adversely impacted.

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

Our Ability To Draw On Our Current Loan Facilities May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under their credit commitments to us. For example, we currently have a $100.0 million revolving credit facility with three banks in the U.S. If any of these banks are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Restrictive Covenants in the Indentures and Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. The $671.1 million write-off of our goodwill at December 31, 2008 significantly reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes, due to defined calculations which include net income. In addition, our future debt agreements may contain financial covenants and ratios.

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

We sponsor an accrued severance plan for our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements included in this Annual Report.

If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report Financial Results or Prevent Fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and our independent registered public accounting firm to assess the effectiveness of internal control over financial reporting. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

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

Changes in the U.S. Tax Law Regarding Earnings Of Our Subsidiaries Located Outside the U.S. Could Materially Affect Our Future Results.

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

We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers, and this software may not be easily integrated with other software and systems. We are making a significant investment to implement a new enterprise resource planning system to replace many of our existing systems. We face risks in connection with our current project to install a new enterprise resource system for our business. These risks include:

•	we may face delays in the design and implementation of the system;

•	the cost of the system may exceed our plans and expectations; and

•	disruptions resulting from the implementation of the system may impact our ability to process transactions and delay shipments to customers, impact our results of operations or financial condition, or harm our control environment.

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

We are a large buyer of gold and other commodity materials including substrates and copper. The prices of gold and other commodities used in our business fluctuate. Historically, we have been able to partially offset the effect of commodity price increases through price adjustments to some customers and changes in our product designs, such as shorter, thinner, gold wire and migration to copper wire. Significant price increases may adversely impact our gross margin in future quarters to the extent we are unable to pass along past or future commodity price increases to our customers.

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 53.4%, 49.8% and 47.0% of our net sales in the years ended December 31, 2009, 2008 and 2007, respectively. In addition, a single customer accounted for greater than 10% of our net sales during 2009. No customer accounted for more than 10% of our net sales during 2008 or 2007.

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

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2010 with IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies;

•	volatility in fixed income, credit and equity markets; and

•	economic, political and other global conditions.

The lead time needed to order, install and put into service various capital additions is often significant, and, as a result, we often need to commit to capital additions in advance of our receipt of firm orders or advance deposits based on our view of anticipated future demand with only very limited visibility. Although we seek to limit our exposure in this regard, in the past we have from time to time expended significant capital for additions for which the anticipated demand did not materialize for a variety of reasons, many of which were outside of our control. To the extent this occurs in the future, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

In addition, during periods where customer demand exceeds our capacity, customers may transfer some or all of their business to other suppliers who are able to support their needs. To the extent this occurs, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 16 to the Consolidated Financial Statements included in this Annual Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

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

Environmental Regulations — Future Environmental Regulations Could Place Additional Burdens on Our Manufacturing Operations.

The semiconductor packaging process uses chemicals, materials and gases and generates byproducts that are subject to extensive governmental regulations. For example, at our foreign facilities we produce liquid waste when semiconductor wafers are diced into chips with the aid of diamond saws, then cooled with running water. In addition, semiconductor packages have historically utilized metallic alloys containing lead (Pb) within the interconnect terminals typically referred to as leads, pins or balls. Federal, state and local regulations in the U.S., as well as international environmental regulations, impose various controls on the storage, handling, discharge and disposal of chemicals used in our production processes and on the factories we occupy and are increasingly imposing restrictions on the materials contained in semiconductor products. We may become liable under environmental laws for the cost of clean up of any disposal or release of hazardous materials arising out of our former or current operations, or otherwise as a result of the existence of hazardous materials on our properties. In such an event, we could be held liable for damages, including fines, penalties and the cost of remedial actions, and could also be subject to revocation of permits negatively affecting our operations.

Public attention has focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations and to the materials contained in semiconductor products. For example, the European Union’s Restriction of Use of Certain Hazardous Substances Directive imposes strict restrictions on the use of lead and other hazardous substances in electrical and electronic equipment. In response to this directive, and similar laws and developing legislation in countries like China, Japan and Korea, we have implemented changes in a number of our manufacturing processes in an effort to achieve compliance across all of our package types. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations.

Intellectual Property — We May Become Involved in Intellectual Property Litigation.

We maintain an active program to protect and derive value from our investment in technology and the associated intellectual property rights. Intellectual property rights that apply to our various packages and services include patents, copyrights, trade secrets and trademarks. We have filed and obtained a number of patents in the U.S. and abroad the duration of which varies depending on the jurisdiction in which the patent is filed. While our patents are an important element of our intellectual property strategy, as a whole, we are not materially dependent on any one patent or any one technology. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Any patents we do obtain may be challenged, invalidated or circumvented and may not provide meaningful protection or other commercial advantage to us.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc., which is described in more detail in Note 16 to the Consolidated Financial Statements. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this report on our results of operations, financial condition and cash flows could change in the future.

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

As of December 31, 2009, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100 million of our 6.25% convertible subordinated notes due 2013 and $150 million of our 6.0% convertible senior subordinated notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We provide packaging and test services through our factories in China, Japan, Korea, the Philippines, Singapore, Taiwan and the U.S. The size, location and manufacturing services provided by each of our factories are set forth in the table below.

	Approximate
	Factory Size
Location	(Square Feet)	Services

Korea
Seoul, Korea(1)	698,000	Packaging services; package and process development
Pupyong, Korea(1)	404,000	Packaging and test services
Kwangju, Korea(1)	907,000	Packaging and test services
Philippines
Muntinlupa, Philippines(2)	749,000	Packaging and test services; package and process development
Province of Laguna, Philippines(2)	625,000	Packaging and test services
Taiwan
Lung Tan, Taiwan(1)	417,500	Packaging and test services
Hsinchu, Taiwan(1)	426,000	Packaging and test services; wafer bump services
China
Shanghai, China(3)	1,123,000	Packaging and test services
Japan
Kitakami, Japan(4)	211,000	Packaging and test services
Singapore
Science Park, Singapore(5)	165,000	Test services
United States
Chandler, AZ(1)	2,000	Test process development

(1)	Owned facility and land.

(2)	As a result of foreign ownership restrictions in the Philippines, the land associated with our Philippine factories is leased from realty companies in which we own a 40% interest. We own buildings comprising 1,223,000 square feet and lease the remaining 151,000 square feet from one of the aforementioned realty companies.

(3)	We own buildings comprising 953,000 square feet, of which approximately 450,000 square feet were facilitized with a clean room manufacturing environment and equipment as of December 31, 2009. The remaining 170,000 square feet and all land is leased.

(4)	Leased facility.

(5)	Owned facility. Land is leased. The Singapore bump and test services are being consolidated into our other facilities through 2010. See Note 20 to our Consolidated Financial Statements included in this Annual Report.

We believe that our existing properties are in good condition and suitable for the conduct of our business.

Our principal executive office and operational headquarters is located in Chandler, Arizona. In addition to executive staff, the Chandler, Arizona campus houses sales and customer service for the southwest region, product management, finance, information systems, planning and marketing. Our marketing and sales office locations include sites in the U.S. (Chandler, Arizona; Irvine, San Diego and Santa Clara, California; Boston, Massachusetts; Greensboro, North Carolina; and Dallas, Texas), China, France, Japan, Korea, the Philippines, Singapore and Taiwan. We also perform research and development activities in Raleigh-Durham, North Carolina.

Item 3.	Legal Proceedings

For a discussion of “Legal Proceedings,” see Note 16 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LISTING ON THE NASDAQ GLOBAL SELECT MARKET

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AMKR.” The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low

2009
First Quarter	$3.11	$1.60
Second Quarter	4.97	2.82
Third Quarter	7.47	4.27
Fourth Quarter	7.62	5.48
2008
First Quarter	$12.38	$6.55
Second Quarter	12.36	8.68
Third Quarter	10.66	6.31
Fourth Quarter	6.22	1.55

There were approximately 173 holders of record of our common stock as of January 29, 2010.

DIVIDEND POLICY

Since our public offering in 1998, we have never paid a dividend to our stockholders and we do not have any present plans for doing so. In addition, our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. Refer to the Liquidity and Capital Resources Section in Item 7 “Management’s Discussion and Analysis.”

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

None.

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Amkor Technology, Inc., The S&P 500 Index
And The PHLX Semiconductor Index

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

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

The following selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited Consolidated Financial Statements included in this Annual Report. The following selected consolidated financial data for the years ended December, 31, 2006 and 2005, and as of December 31, 2007, 2006 and 2005, have been derived from audited financial statements not included herein and, where applicable, such data was recast for the retrospective application of new accounting guidance for noncontrolling interests in a consolidated subsidiary, which we became subject to beginning January 1, 2009. You should read the selected consolidated financial data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, both of which are included in this Annual Report.

The summary consolidated financial data below reflects on a historical basis our 2006 acquisition of substantially all of the remaining 40% interest in Unitive Semiconductor Taiwan (“UST”) that we did not previously own.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$2,179,109	$2,658,602	$2,739,445	$2,728,560	$2,099,949
Cost of sales(a)	1,698,713	2,096,864	2,057,572	2,053,600	1,744,178

Gross profit	480,396	561,738	681,873	674,960	355,771

Operating expenses:
Selling, general and administrative(b)	210,907	251,756	254,365	251,142	293,319
Research and development	44,453	56,227	41,650	38,735	37,347
Goodwill impairment(c)	—	671,117	—	—	—
Gain on sale of real estate and specialty test operations(d)	(281)	(9,856)	(4,833)	—	(4,408)

Total operating expenses	255,079	969,244	291,182	289,877	326,258

Operating income (loss)	225,317	(407,506)	390,691	385,083	29,513

Other expense:
Interest expense	102,396	118,729	133,896	161,682	170,608
Interest expense, related party	13,000	6,250	6,250	6,477	521
Interest income	(2,367)	(8,749)	(9,797)	(6,875)	(5,257)
Foreign currency loss (gain)(e)	3,339	(61,057)	8,961	13,255	9,318
(Gain) loss on debt retirement, net(f)	(15,088)	(35,987)	15,876	27,389	(253)
Equity in (earnings) losses of unconsolidated affiliates(g)	(2,373)	—	—	—	55
Other (income) expense, net	(113)	(1,004)	668	661	(191)

Total other expense, net	98,794	18,182	155,854	202,589	174,801

Income (loss) before income taxes	126,523	(425,688)	234,837	182,494	(145,288)
Income tax (benefit) expense(h)	(29,760)	31,788	12,597	11,208	(5,551)

Net income (loss)	156,283	(457,476)	222,240	171,286	(139,737)
Net (income) loss attributable to noncontrolling interests	(303)	781	(2,376)	(1,202)	2,502

Net income (loss) attributable to Amkor	$155,980	$(456,695)	$219,864	$170,084	$(137,235)

Net income (loss) attributable to Amkor per common share:
Basic	$0.85	$(2.50)	$1.22	$0.96	$(0.78)

Diluted	$0.67	$(2.50)	$1.11	$0.90	$(0.78)

Shares used in computing per common share amounts:
Basic	183,067	182,734	180,597	177,682	176,385
Diluted	263,379	182,734	208,767	199,556	176,385

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Other Financial Data:
Depreciation and amortization	$305,510	$309,920	$283,267	$273,845	$248,637
Purchases of property, plant and equipment	173,496	386,239	236,240	315,873	295,943

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$395,406	$424,316	$410,070	$244,694	$206,575
Working capital	327,088	306,174	310,341	215,095	131,362
Total assets	2,432,909	2,383,993	3,192,606	3,041,264	2,955,091
Total long-term debt	1,345,241	1,438,751	1,611,570	1,819,901	1,956,247
Total debt, including short-term borrowings and current portion of long-term debt	1,434,185	1,493,360	1,764,059	2,005,315	2,140,636
Additional paid-in capital	1,500,246	1,496,976	1,482,186	1,441,194	1,431,543
Accumulated deficit	(1,122,241)	(1,278,221)	(821,526)	(1,041,390)	(1,211,474)
Total Amkor stockholders’ equity	383,209	237,139	654,619	393,920	223,905

(a)	During 2008, we recorded a charge of $61.4 million for unpaid royalties relating to the resolution of a patent license dispute, of which $49.0 million related to royalties for periods prior to 2008.

(b)	During 2006 and 2005, we recorded $1.0 million and $50.0 million respectively, related to epoxy mold compound litigation.

(c)	At December 31, 2008, we recorded a non-cash charge of $671.1 million to write off our remaining goodwill.

(d)	During 2009, we sold land and dormitory buildings in Korea and recorded a gain of $0.3 million. During 2008, we sold land and a warehouse in Korea and recorded a gain of $9.9 million. In 2007, we recorded a gain of $3.1 million in connection with the sale of real property in Korea used for administrative purposes. During 2005, we recognized a gain of $4.4 million on the sale of our Wichita, Kansas specialty test operation and in 2007, we recognized an additional $1.7 million gain related to an earn-out provision.

(e)	We recognize foreign currency (gains) losses due to the remeasurement of certain of our foreign currency denominated monetary assets and liabilities. During 2008, the net foreign currency gain of $61.1 million is primarily attributable to the significant depreciation of the Korean won and the impact on the remeasurement of our Korean severance obligation.

(f)	During 2009, we recorded a net gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes and 2.5% Convertible Senior Subordinated Notes due in 2011 and our 7.75% Senior Notes due in 2013. During 2008, we recorded a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In 2007, we recorded a loss of $15.9 million related to the refinancing of a second lien term loan. During 2006, we recorded a loss of $27.4 million related to the tender offer to purchase $352.3 million principal amount of our 9.25% senior notes due February 2008 and the repurchase of $178.1 million of our 10.5% senior subordinated notes due May 2009.

(g)	During 2009, we made a 30% equity investment in J-Devices, which is accounted for using the equity method, and recognized equity in earnings of $2.4 million.

(h)	Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. In 2009, a $25.6 million benefit for the release of a valuation allowance in Korea is included in the income tax benefit. In 2008, the $671.1 million goodwill impairment charge did not have a significant income tax benefit. Also, the 2008 income tax provision included a charge of $8.3 million for the establishment of a valuation allowance in Japan.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount and timing of our expected capital investments and focus on customer requirements, investments in technology advancements and cost reduction programs, (2) expectations regarding increased labor and other manufacturing costs in support of higher customer demand, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates on our costs and gross margin, (5) the expiration of tax holidays in foreign jurisdictions in which we operate and expectations regarding our effective tax rate, (6) the release of valuation allowances related to taxes in the future, (7) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (8) expected workforce reductions and related severance charges in connection with our plan to exit manufacturing operations in Singapore, (9) our repurchase of outstanding debt in the future, (10) payment of dividends, (11) compliance with our covenants, (12) expected contributions to defined benefit pension plans, (13) liability for unrecognized tax benefits, (14) sufficiency of accruals for potential additional taxes or related interest in connection with examination by tax authorities, (15) the effect of changes in the mix of income from foreign sales, expiration of tax holidays and changes in tax laws on future tax rates, (16) the effect of foreign currency exchange rate exposure on our financial results, and (17) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Item 1A “Risk Factors” of this Annual Report. The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2009 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Business”, Item 6 “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplemental Data” in this Annual Report as well as other reports we file with the SEC.

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

The financial crisis and global recession that began in 2008 caused a significant decrease in demand for our services during the first half of 2009. During the second half of 2009, the semiconductor industry began to recover from the recent cyclical downturn. Our unit demand increased to 2.4 billion units during the three months ended December 31, 2009 compared to 2.3 billion units during the three months ended September 30, 2009 and 1.7 billion units during the three months ended December 31, 2008 principally driven by strength of leadframe wire bond packaging services.

Our annual net sales decreased $479.5 million or 18.0% to $2,179.1 million in 2009 from $2,658.6 million in 2008, primarily due to the general decline in demand for our services and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending.

Gross margin for 2009 of 22.0% was up from 21.1% in 2008. Included in our cost of sales for 2008 was a charge of $61.4 million for royalties relating to a resolution of a patent license dispute which reduced our gross margin by two percentage points for 2008. In addition, during 2009 we recorded a charge of $16.9 million relating to workforce reduction programs compared to $12.2 million during 2008.

Net income for 2009 was $156.0 million, or $0.67 per diluted share, compared with a net loss in 2008 of $456.7 million, or $2.50 per share. Included in the 2008 net loss was the charge of $671.1 million, or $3.67 per share, for goodwill impairment as well as a $64.7 million charge relating to the accrued and unpaid royalties and interest for the resolution of a patent license dispute. The net loss for 2008 includes $61.1 million net foreign currency gain from the remeasurement of certain subsidiaries’ balance sheet items compared to a net foreign currency loss of $3.3 million for 2009. The income tax benefit of $29.8 million for 2009 is primarily attributable to the release of a tax valuation allowance at our subsidiary in Korea compared to income tax expense of $31.8 million in 2008 attributable to profits in our taxable foreign jurisdictions as well as the establishment of a valuation allowance against certain deferred tax assets in Japan.

In 2009, our capital additions totaled $197.7 million or 9% of net sales. Our 2009 capital additions are lower than our 2008 capital additions of $341.7 million as a result of the decline in sales due to the recession. We expect our 2010 capital additions to be approximately 14% of net sales. Capital additions are generally focused on specific customer requirements, technology advancements and cost reduction programs and in 2010 we are planning to expand our capacity in support of customer demand for a number of advanced packaging and test areas, including flip chip and wire bond chip scale packaging and wafer bumping.

As part of our focus on generating cash flow and driving greater factory and administrative efficiencies, beginning in 2008 and continuing into 2009, we implemented cost reduction measures that included lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. Some costs previously reduced through cost reduction measures, such as labor and other manufacturing costs, have increased in the three months ended December 31, 2009 and are expected to increase in support of higher levels of customer demand.

We generated $88.2 million of free cash flow in the year ended December 31, 2009, decreasing $131.4 million from the prior year. Cash provided by operating activities was $261.7 million for the year ended December 31, 2009, as compared with $605.8 million for the year ended December 31, 2008. The decrease in 2009 is primarily due to reduced business levels due to the recession and approximately $160.8 million of payments made relating to the resolution of a patent license dispute and employee benefit and separation payments. This decrease in cash provided by operating activities is partially offset by decreased capital additions. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the year ended December 31, 2009.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. In April 2009, we amended our $100.0 million first lien revolving credit facility which, among other things, extended the maturity date from November 2009 to April 2013. Also in April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014 (the “2014 Notes”). In the year ended December 31, 2009, we repurchased in open market transactions $156.6 million in aggregate principal amount of our 7.125% senior notes due March 2011, $69.0 million in aggregate principal amount of our 2.5% convertible senior subordinated notes due May 2011, and $63.7 million in aggregate principal amount of our 7.75% senior notes due May 2013 using $244.5 million of net proceeds from issuance of the 2014 Notes and $27.4 million of cash on hand. At December 31, 2009, our cash and cash equivalents totaled approximately $395.4 million with an aggregate of $88.9 million of debt due through the end of 2010. In 2011, the remaining $96.1 million aggregate principal amount of our 2.5% convertible senior subordinated notes and 7.125% senior notes mature.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Gross profit	22.0%	21.1%	24.9%
Depreciation and amortization	14.0%	11.7%	10.3%
Operating income (loss)	10.3%	(15.3)%	14.3%
Income (loss) before income taxes	5.8%	(16.0)%	8.6%
Net income (loss) attributable to Amkor	7.2%	(17.2)%	8.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales.  Net sales decreased $479.5 million, or 18.0%, to $2,179.1 million in 2009 from $2,658.6 million in 2008. This decline in net sales was due to the general decline in demand and inventory management efforts by our customers as a result of the global economic recession and weakness in consumer spending. As a result, we experienced a broad-based decline in demand across our packaging and test business.

Packaging Net Sales.  Packaging net sales decreased $409.9 million, or 17.5%, to $1,933.6 million for 2009 from $2,343.5 million in 2008 because of the broad-based decline in demand across our package offerings. Packaging unit volume decreased in 2009 to 7.7 billion units compared to 8.6 billion units in 2008 due to the same broad-based decline in demand.

Test Net Sales.  Test net sales decreased $69.1 million, or 22.0%, to $245.2 million in 2009 from $314.3 million in 2008 due to the overall decline in demand due to the global economic recession.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 39.7% in 2009 from 38.0% in 2008 due to change in mix to packages with higher material content as a percentage of net sales.

As a percentage of net sales, labor costs decreased to 13.5% in 2009 from 15.3% in 2008. The decrease in labor costs was due primarily to savings from our workforce reduction activities and other cost savings initiatives implemented during 2008 and 2009. We had a favorable foreign currency effect on labor costs resulting from the depreciation of the Korean won and other currencies against the U.S. dollar as substantially all of our manufacturing operation workforce is paid in local currencies. In addition, labor costs in 2009 included a charge of $10.1 million related to workforce reduction programs and the wind-down and exit of manufacturing operations in Singapore compared to $12.2 million in 2008 for workforce reduction programs.

As a percentage of net sales, other manufacturing costs decreased to 24.7% in 2009 from 25.6% in 2008. In 2009, we had reductions in other manufacturing costs due to cost savings initiatives and lower volumes such as a decrease in factory supplies and repair and maintenance expenses. Included in other manufacturing costs for 2008 is a charge of $61.4 million for royalties related to the resolution of a patent license dispute. Asset impairment charges included in 2009 were $6.0 million compared to $12.1 million in 2008. In 2009, other manufacturing costs also includes a charge of $6.8 million related to the wind-down and exit of manufacturing operations in Singapore.

Gross Profit.  Gross profit decreased $81.3 million to $480.4 million in 2009 from $561.7 million in 2008. Gross profit as a percentage of net sales increased to 22.0% in 2009 from 21.1% in 2008. Included in cost of sales for 2008 are $61.4 million for royalties related to the resolution of a patent license dispute. Gross profit in 2009 included $16.9 million related to workforce reduction programs and the wind-down and exit of manufacturing operations in Singapore compared to $12.2 million in 2008 for workforce reduction programs. The decrease in gross profit due to lower volumes was partially mitigated by cost control and the favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Packaging Gross Profit.  Gross profit for packaging decreased $43.7 million to $429.3 million in 2009 from $473.0 million in 2008. Packaging gross profit as a percentage of packaging net sales increased to 22.2% in 2009 from 20.2% in 2008. Included in cost of sales for 2008 are $61.4 million for royalties related to the resolution of a patent license dispute. The packaging gross profit decrease was due to the broad-based decline in product demand across our package offerings partially offset by cost control and a favorable foreign currency effect on labor costs due to the depreciation of the Korean won.

Test Gross Profit.  Gross profit for test decreased $30.9 million to $57.7 million, or 23.5% of test net sales in 2009 from $88.6 million, or 28.2% of test net sales, in 2008. The decrease in gross margin is due to lower net sales due to reduced demand partially offset by labor savings from our workforce reduction activities and cost control initiatives.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $40.8 million, or 16.2%, to $210.9 million in 2009, from $251.8 million in 2008. The decrease was primarily caused by lower salaries and benefits in both our factories and corporate offices and other cost reduction initiatives.

Research and Development.  Despite the global economic recession, during 2009 we continued to invest in research and development activities which are focused on advanced laminate, flip chip and wafer level packaging services. Research and development expenses decreased $11.8 million to $44.5 million, or 2.0% of net sales in 2009 from $56.2 million, or 2.1% of net sales in 2008. The decrease was primarily due to lower salaries and benefits partially offset by a $2.6 million impairment charge in 2009 related to certain research and development equipment.

Goodwill Impairment.  We recorded a goodwill impairment charge in the amount of $671.1 million in 2008 to write off the entire carrying value of our goodwill. This non-cash charge had no impact on liquidity or cash flows from operations.

Gain on Sale of Real Estate and Specialty Test Operations.  During 2009, we sold land and dormitory buildings in Korea for $0.8 million in proceeds and reported a gain of $0.3 million, with no net tax effect. During 2008, we sold land and a warehouse in Korea for $14.3 million in cash and recorded a gain of $9.9 million, with no net tax effect.

Other (Income) Expense.  Other expense, net increased $80.6 million to $98.8 million, or 4.5% of net sales in 2009 from $18.2 million, or 0.7% of net sales in 2008. This increase was primarily the result of a $3.3 million foreign currency loss recorded in 2009 from the remeasurement of certain subsidiaries’ balance sheet items compared to a $61.1 million foreign currency gain recorded in 2008. In addition, in 2009, we recognized a gain of $15.1 million related to the repurchase of an aggregate $289.3 million principal amount of our 7.125% Senior Notes due in 2011, our 2.5% Convertible Senior Subordinated Notes due in 2011 and our 7.75% Senior Notes due in 2013, compared to a gain of $36.0 million on debt repurchases in 2008. The $9.6 million reduction in interest expense in 2009, including related party interest expense, is due to reduced debt and the refinancing of certain debt with lower rate instruments. Interest expense in 2008 also included $3.3 million of interest related to the resolution of a patent license dispute that did not recur in 2009.

Income Tax Benefit.  Generally, our effective tax rate is substantially below the U.S. federal tax rate of 35% because we have experienced taxable losses in the U.S. and our income is taxed in foreign jurisdictions where we benefit from tax holidays or tax rates lower than the U.S. statutory rate. We recorded an income tax benefit of $29.8 million in 2009 as compared to an income tax expense of $31.8 million in 2008. The income tax benefit for 2009 included a $25.6 million income tax benefit for the release of a valuation allowance on the net deferred tax assets of our Korean subsidiary, $9.4 million of income tax credits, and an income tax benefit of $3.0 million related to changes in estimates of our uncertain tax positions. These benefits were partially offset by $6.2 million of income tax expense attributable to income taxes in certain profitable foreign jurisdictions, foreign withholding taxes and minimum taxes. Income tax expense in 2008 is attributable to profits in certain of our taxable foreign jurisdictions and changes in estimates of our uncertain tax positions, as well as the establishment of a valuation allowance related to certain deferred tax assets in Japan.

During 2009, our subsidiaries in China, Korea, the Philippines, Singapore and Taiwan operate under the tax holidays which will expire in whole or in part at various dates through 2015. We expect our effective tax rate to increase as the tax holidays expire and income from these jurisdictions is subject to the higher statutory income tax rates. See Note 4 to our Consolidated Financial Statements for a further discussion of income tax holidays.

At December 31, 2009, we had U.S. net operating loss carryforwards totaling $365.5 million which expire at various times through 2029. Additionally, at December 31, 2009, we had $53.1 million of non-U.S. net operating loss carryforwards, which expire at various times through 2017. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards, and on deferred tax assets in certain foreign jurisdictions. We will release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Other (Income) Expense.  Other expense, net decreased $137.7 million to $18.2 million, or 0.7% of net sales for 2008 from $155.9 million, or 5.7% of net sales in 2007. This decrease was driven by a $61.1 million foreign currency gain recorded in 2008 primarily due to the depreciation of the Korean won and the remeasurement of the Korean won denominated severance obligation. In addition, in 2008 we recognized a gain of $36.0 million related to the repurchase of an aggregate $118.3 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011. In 2007, we recognized $15.9 million of debt retirement costs, net. The $15.2 million reduction in interest expense is due to reduced debt and the refinancing of certain debt with lower rate instruments. The reduced interest expense was partially offset by $3.3 million of interest related to the resolution of a patent license dispute.

Income Tax Expense.  In 2008, we recorded an income tax expense of $31.8 million as compared to an income tax expense of $12.6 million in 2007. The increase in income tax is primarily attributable to profits in our taxable foreign jurisdictions, the establishment of a valuation allowance in 2008 against certain deferred tax assets in Japan, and the release of a valuation allowance in 2007 at our largest subsidiary in Taiwan. In 2008, our effective tax rate also reflects the $671.1 million goodwill impairment charge which did not have a significant income tax benefit.

Quarterly Results

The following table sets forth our unaudited consolidated financial data for the last eight quarters ended December 31, 2009. Our results of operations have varied and may continue to vary from quarter to quarter and are not necessarily indicative of the results of any future period. During the fourth quarter of 2008, we experienced a significant reduction in demand as a result of an economic downturn and weakening economy. This economic downturn continued in the first quarter of 2009 with signs of recovery beginning in the second quarter of 2009.

We believe that we have included all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of our selected quarterly data. You should read our selected quarterly data in conjunction with our Consolidated Financial Statements and the related notes, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Our net sales, gross profit and operating income are generally lower in the first quarter of the year as compared to the fourth quarter of the preceding year primarily due to the effect of consumer buying patterns in the U.S., Europe and Asia. Semiconductor companies in the U.S. generally reduce their production during the holidays at the end of December which results in a decrease in units for packaging and test services during the first two weeks of January.

The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
			(In thousands, except per share data)

Net sales	$667,612	$616,205	$506,516	$388,776	$548,712	$719,731	$690,676	$699,483
Cost of sales	492,258	461,589	404,129	340,737	451,088	590,700	531,745	523,331

Gross profit	175,354	154,616	102,387	48,039	97,624	129,031	158,931	176,152

Operating expenses:
Selling, general and administrative	54,775	53,619	52,445	50,068	58,399	60,467	67,441	65,449
Research and development	10,907	13,364	10,035	10,147	13,192	14,084	15,095	13,856
Goodwill impairment	—	—	—	—	671,117	—	—	—
Gain on sale of real estate and specialty test operations	(135)	(146)	—	—	—	—	(9,856)	—

Total operating expenses	65,547	66,837	62,480	60,215	742,708	74,551	72,680	79,305

Operating income (loss)	109,807	87,779	39,907	(12,176)	(645,084)	54,480	86,251	96,847
Other expense (income), net	25,745	37,637	28,710	6,702	(25,316)	8,399	16,386	18,713

Income (loss) before income taxes	84,062	50,142	11,197	(18,878)	(619,768)	46,081	69,865	78,134
Income tax (benefit) expense	(3,820)	(30,854)	1,833	3,081	5,237	16,313	4,298	5,940

Net income (loss)	87,882	80,996	9,364	(21,959)	(625,005)	29,768	65,567	72,194
Net loss (income) attributable to noncontrolling interests	104	(133)	(141)	(133)	1,927	(613)	(335)	(198)

Net income (loss) attributable to Amkor	$87,986	$80,863	$9,223	$(22,092)	$(623,078)	$29,155	$65,232	$71,996

Net income (loss) attributable to Amkor per common share:
Basic	$0.48	$0.44	$0.05	$(0.12)	$(3.40)	$0.16	$0.36	$0.40
Diluted	0.33	0.31	0.05	(0.12)	(3.40)	0.15	0.33	0.36

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $395.4 million and availability of $96.5 million under our $100.0 million first lien senior secured revolving credit facility. Cash provided by operating activities was $261.7 million for the year ended December 31, 2009 compared to $605.8 million for the year ended December 31, 2008. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments.

We have a significant amount of indebtedness. Total debt decreased to $1,434.2 million at December 31, 2009 from $1,493.4 million at December 31, 2008. Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to pay our debt. The interest payments required on our debt are substantial.

For 2009, as part of our focus on generating cash flow and driving greater factory and administrative efficiencies, we implemented cost reduction measures that included lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. As capacity utilization has increased during the second half of 2009, we have experienced an increase in these costs such as restoring compensation and reversing other temporary cost reduction initiatives.

From time to time, we evaluate our staffing levels compared to business needs and changes in demand in order to manage costs and improve performance. In the year ended December 31, 2009, we reduced our work force by approximately 2,300 employees. We expect to reduce our workforce by an additional 400 employees in connection with the plan to wind-down and exit our manufacturing operations in Singapore, which will require approximately $9.5 million in termination benefit and contractual obligation payouts over the next twelve months. In connection with the plan to wind-down and exit our Singapore manufacturing operations, we refunded approximately $12 million of customer advances for capacity commitments using cash on hand in January 2010.

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation forming a joint venture renamed J-Devices Corporation (“J-Devices”) to provide semiconductor assembly and final testing services in Japan. We invested 1.5 billion Japanese yen (approximately $16.7 million) for our 30% equity interest, purchased 4.0 billion Japanese yen (approximately $44.7 million) of assembly and test equipment from Toshiba and leased such equipment to J-Devices.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business beyond the next twelve months due to a variety of factors, including the cyclical nature of the semiconductor industry and the other factors discussed in Part I, Item 1A “Risk Factors.”

Capital Additions

Our capital additions were $197.7 million, or approximately 9% of net sales for 2009. We expect that our 2010 capital additions will be approximately 14% of net sales and we expect our capital additions to be weighted more heavily in the first half of 2010. The increase in capital intensity is partially due to expanding our wafer bumping capabilities which have longer lead times. Ultimately, the amount of our 2010 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service anticipated customer demand and the availability of suitable cash flow from operations or financing.

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions as reflected in the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Property, plant and equipment additions	$197,742	$341,734	$293,876
Net change in related accounts payable and deposits	(24,246)	44,505	(57,636)

Purchases of property, plant and equipment	173,496	386,239	236,240

Debt Instruments and Related Covenants

In April 2009, we issued $250.0 million of our 6.0% convertible senior subordinated notes due April 2014, and amended our $100.0 million first lien revolving credit facility and extended the term to April 2013. We have used the net proceeds of $244.5 million to reduce other indebtedness.

In the year ended December 31, 2009, we repurchased in open market transactions an aggregate of $289.3 million of our outstanding debt. The debt repurchased consisted of $156.6 million in principal amount of our 7.125% senior notes due March 2011, $69.0 million in principal amount of our 2.5% convertible senior subordinated notes due May 2011 and $63.7 million in principal amount of our 7.75% senior notes due May 2013 using $244.5 million of proceeds from the issuance of the 2014 Notes and $27.4 million of cash on hand. At December 31, 2009, we had an aggregate of $88.9 million of debt coming due through the end of 2010, and in 2011 the remaining aggregate $96.1 million of our 2.5% convertible senior subordinated notes and 7.125% senior notes will mature.

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

Many of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. The $671.1 million write-off of our goodwill at December 31, 2008 impacted these restrictions, which has reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. We have never paid a dividend to our stockholders, and we do not have any present plans for doing so. Amkor Technology, Inc. also guarantees certain debt of our subsidiaries.

We were in compliance with all debt covenants at December 31, 2009 and expect to remain in compliance with these covenants for at least the next twelve months. Additional information about our debt is available in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Cash Flows

Cash provided by operating activities was $261.7 million for the year ended December 31, 2009 compared to $605.8 million for the year ended December 31, 2008. Free cash flow (which we define as net cash provided by operating activities less purchases of property, plant and equipment) decreased by $131.4 million to $88.2 million for the year ended December 31, 2009 compared to $219.6 million for the year ended December 31, 2008. Our free cash flow for the years ended December 31, 2009 and 2008 was predominantly used to reduce debt. Free cash flow is not a U.S. GAAP measure. See “Financing activities” below for a further discussion of free cash flow and a reconciliation to U.S. GAAP.

Net cash provided by (used in) operating, investing and financing activities for each of the three years ended December 31, 2009 was as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities	$261,725	$605,818	$603,430
Investing activities	(240,878)	(371,380)	(231,299)
Financing activities	(49,651)	(223,625)	(208,450)

Operating activities:  Our cash flow from operating activities in 2009 decreased by $344.1 million compared to 2008. Operating income for the year ended December 31, 2009 adjusted for depreciation and amortization, other operating activities and non-cash items decreased $82.8 million from 2008, largely as a result of decreased net sales. Interest expense, including related party interest expense, for the year ended December 31, 2009 decreased by $9.6 million as compared with the year ended December 31, 2008 as a result of reduced debt levels in 2009, debt refinanced with lower interest rate instruments and interest on the patent license dispute in 2008 not recurring in 2009.

Changes in assets and liabilities reduced operating cash flows during 2009 by $167.4 million principally due to an increase in accounts receivable and inventories, reflecting an increase in customer demand, and a reduction in accrued expenses. Accrued expenses decreased principally due to the payment of $160.8 million for royalties and interest relating to the resolution of a patent license dispute and employee benefit and separation payments. The reduction was partially offset by an increase in trade accounts payable attributable to increased purchases in support of the increased business activity at the end of 2009.

Investing activities:  Our cash flows used in investing activities in 2009 decreased by $130.5 million. This decrease was primarily due to a $212.7 million decrease in purchases of property, plant and equipment from $386.2 million in 2008 to $173.5 million in 2009. Capital expenditures were lower in 2009 as a result of the decline in sales due to the recession. In 2009, we invested $16.7 million in an unconsolidated affiliate, J-Devices, and purchased $44.7 million of equipment which we leased to J-Devices.

Financing activities:  Our net cash used in financing activities in 2009 was $49.7 million, compared with $223.6 million in 2008. Cash provided by financing activities during 2009 included the issuance of the $250.0 million convertible senior subordinated notes due April 2014, $15.0 million received from our working capital facility in China, and $31.2 million net borrowings drawn on our revolver facilities in Japan. We used $271.9 million in cash to repurchase senior and convertible senior subordinated notes. With respect to our foreign subsidiaries, we paid $65.8 million in amortizing debt and other debt payments during 2009. During 2009 we also incurred $8.5 million in debt issuance costs related to the issuance of convertible notes and the amendment and extension of our first lien revolving credit facility.

The $223.6 million net cash used in financing activities during 2008 was primarily driven by the repayment and repurchase of our debt. We used $80.7 million in cash to repurchase senior and convertible senior subordinated notes. We paid the remaining $88.2 million of our 9.25% senior notes at maturity in February 2008. With respect to our foreign subsidiaries, we paid $65.0 million in amortizing debt during 2008. Proceeds from the issuance of stock through our stock compensation plans in 2008 were $10.2 million.

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

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$261,725	$605,818	$603,430
Less purchases of property, plant and equipment	173,496	386,239	236,240

Free cash flow	$88,229	$219,579	$367,190

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due for Year Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Total debt(1)	$1,434,185	$88,944	$139,631	$43,035	$501,147	$271,428	$390,000
Scheduled interest payment obligations(2)	441,131	98,789	92,710	89,452	68,368	40,706	51,106
Purchase obligations(3)	76,232	76,232	—	—	—	—	—
Operating lease obligations	43,089	10,172	5,598	5,384	5,876	6,332	9,727
Severance obligations(4)	69,120	4,466	3,945	3,641	3,520	3,483	50,065

Total contractual obligations	$2,063,757	$278,603	$241,884	$141,512	$578,911	$321,949	$500,898

(1)	Total debt decreased $59.2 million from December 31, 2008. We issued $250.0 million of our 6.0% convertible senior subordinated notes in April 2009. We repurchased an aggregate $289.3 million principal amount due of our 7.125% senior notes due 2011, 2.5% convertible senior subordinated notes due 2011 and 7.75% senior notes due 2013. We repaid $65.8 million of annual amortizing debt during 2009.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at December 31, 2009 for variable rate debt.

(3)	Represents capital-related purchase obligations in addition to accounts payable outstanding at December 31, 2009 for 2009 capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at December 31, 2009 include:

•	$18.7 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $6.4 million to the plans during 2010.

•	$4.8 million net liability associated with unrecognized tax benefits. Due to the high degree of uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases. Operating lease commitments are included in the contractual obligations table above.

Other Contingencies

We refer you to Note 16 “Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from the legal proceedings, on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

We do not take ownership of customer-supplied semiconductor wafers. Title and risk of loss remain with the customer for these materials. Accordingly, the cost of the customer-supplied materials is not included in the Consolidated Financial Statements.

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

Additionally, we record valuation allowances for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. U.S. GAAP requires companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. As a result of net losses experienced in recent years in certain jurisdictions, we have determined that a valuation allowance is required for certain deferred tax assets including those related to all of our net operating loss carryforwards in the U.S. We will release such valuation allowances as the related deferred tax benefits are realized on our tax returns or when sufficient net positive evidence exists to conclude it is more likely than not that the deferred tax assets will be realized.

Valuation of Inventory.  We order raw materials based on customers’ forecasted demand. If our customers change their forecasted requirements and we are unable to cancel our raw materials order or if our vendors require that we order a minimum quantity that exceeds the current forecasted demand, we will experience a build-up in raw material inventory. We will either seek to recover the cost of the materials from our customers or utilize the inventory in production. However, we may not be successful in recovering the cost from our customers or be able to use the inventory in production and, accordingly, if we believe that it is probable that we will not be able to recover such costs we reduce the carrying value of our inventory. Additionally, we reduce the carrying value of our inventories for the cost of inventories we estimate is excess and obsolete based on the age of our inventory and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production or is not saleable, it is disposed of and written-off.

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

We review long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability of a long-lived asset group held and used in operations is measured by a comparison of the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

Our assessment of required reserves may change in the future due to new developments in each matter. The present legislative and litigation environment is substantially uncertain, and it is possible that our liquidity, results of operations, financial position and cash flows could be materially and adversely affected by an unfavorable outcome or settlement of our pending litigation and other claims.

Recently Adopted and Recently Issued Standards

For information regarding recently adopted and recently issued accounting standards, see Note 2 to the Consolidated Financial Statements included within Item 8 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has historically been insignificant; however, we continue to evaluate the use of hedging instruments to manage market risk. We have not entered into any derivative transactions during the year ended December 31, 2009 and have no outstanding contracts as of December 31, 2009.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we manage our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in China, Singapore and Taiwan. Effective July 1, 2009, we changed the functional currency for our Taiwanese operations to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. For our subsidiaries in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 77% of the net monetary exposure. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2009, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of December 31, 2009, our income before income taxes would have been approximately $10 million lower.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the year ended December 31, 2009, approximately 88% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the year ended December 31, 2009, approximately 51% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and largely consisted of labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of December 31, 2009 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the year ended December 31, 2009 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of December 31, 2009, our operating income would have been approximately $64 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries where the Japanese yen is the functional currency. To the extent the U.S. dollar strengthens against the Japanese yen, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Japanese yen. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the twelve months ended December 31, 2009 and 2008 was a net foreign translation loss of $0.5 million and gain of $3.8 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of December 31, 2009, we had a total of $1,434.2 million of debt of which 83.3% was fixed rate debt and 16.7% was variable rate debt. Our variable rate debt is principally related to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, under which no amounts were drawn as of December 31, 2009. The fixed rate debt consisted of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2008, we had a total of $1,493.4 million of debt of which 82.6% was fixed rate debt and 17.4% was variable rate debt. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument. The fair value of the convertible notes is also impacted by changes in the market price of our common stock.

The table below presents the interest rates, maturities and fair value of our fixed and variable rate debt as of December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	$—	$96,082	$—	$458,291	$250,000	$390,000	$1,194,373	$1,626,079
Average interest rate	—	5.1%	—	7.4%	6.0%	9.3%	7.5%
Variable rate debt (In thousands)	$88,944	$43,549	$43,035	$42,856	$21,428	$—	$239,812	$242,595
Average interest rate	3.1%	4.8%	4.8%	4.8%	4.8%	—	4.2%

See Note 15 “Fair Value Measurements” included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report for a discussion on the fair valuation of our debt instruments.

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

We present the information required by Item 8 of Form 10-K here in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amkor Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amkor Technology, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
February 24, 2010

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net sales	$2,179,109	$2,658,602	$2,739,445
Cost of sales	1,698,713	2,096,864	2,057,572

Gross profit	480,396	561,738	681,873

Operating expenses:
Selling, general and administrative	210,907	251,756	254,365
Research and development	44,453	56,227	41,650
Goodwill impairment	—	671,117	—
Gain on sale of real estate and specialty test operations	(281)	(9,856)	(4,833)

Total operating expenses	255,079	969,244	291,182

Operating income (loss)	225,317	(407,506)	390,691

Other (income) expense:
Interest expense	102,396	118,729	133,896
Interest expense, related party	13,000	6,250	6,250
Interest income	(2,367)	(8,749)	(9,797)
Foreign currency loss (gain)	3,339	(61,057)	8,961
(Gain) loss on debt retirement, net	(15,088)	(35,987)	15,876
Equity in earnings of unconsolidated affiliate	(2,373)	—	—
Other (income) expense, net	(113)	(1,004)	668

Total other expense, net	98,794	18,182	155,854

Income (loss) before income taxes	126,523	(425,688)	234,837
Income tax (benefit) expense	(29,760)	31,788	12,597

Net income (loss)	156,283	(457,476)	222,240
Net (income) loss attributable to noncontrolling interests	(303)	781	(2,376)

Net income (loss) attributable to Amkor	$155,980	$(456,695)	$219,864

Net income (loss) attributable to Amkor per common share:
Basic	$0.85	$(2.50)	$1.22

Diluted	$0.67	$(2.50)	$1.11

Shares used in computing per common share amounts:
Basic	183,067	182,734	180,597
Diluted	263,379	182,734	208,767

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$395,406	$424,316
Restricted cash	2,679	4,880
Accounts receivable:
Trade, net of allowances	328,252	259,630
Other	18,666	14,183
Inventories	155,185	134,045
Other current assets	32,737	23,862

Total current assets	932,925	860,916
Property, plant and equipment, net	1,364,630	1,473,763
Intangibles, net	9,975	11,546
Investments	19,108	—
Restricted cash	6,795	1,696
Other assets	99,476	36,072

Total assets	$2,432,909	$2,383,993

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$88,944	$54,609
Trade accounts payable	361,263	241,684
Accrued expenses	155,630	258,449

Total current liabilities	605,837	554,742
Long-term debt	1,095,241	1,338,751
Long-term debt, related party	250,000	100,000
Pension and severance obligations	83,067	116,789
Other non-current liabilities	9,063	30,548

Total liabilities	2,043,208	2,140,830

Commitments and contingencies (see Note 16)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued
and outstanding of 183,171 in 2009 and 183,035 in 2008	183	183
Additional paid-in capital	1,500,246	1,496,976
Accumulated deficit	(1,122,241)	(1,278,221)
Accumulated other comprehensive income	5,021	18,201

Total Amkor stockholders’ equity:	383,209	237,139
Noncontrolling interests in subsidiaries	6,492	6,024

Total equity	389,701	243,163

Total liabilities and equity	$2,432,909	$2,383,993

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other	Total Amkor	Noncontrolling
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	In Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
				(In thousands)

Balance at December 31, 2006	178,109	$178	$1,441,194	$(1,041,390)	$(6,062)	$393,920	$4,603	$398,523

Net income (loss)	—	—	—	219,864	—	219,864	2,376	222,240
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(1,004)	(1,004)	—	(1,004)
Reclassification adjustment for losses included in income, net of tax	—	—	—	—	44	44	—	44
Pension liablility adjustment, net of tax	—	—	—	—	(3,136)	(3,136)	—	(3,136)
Cumulative translation adjustment	—	—	—	—	3,935	3,935	43	3,978

Comprehensive income						219,703	2,419	222,122
Issuance of stock through employee stock purchase plan and stock options	3,690	4	37,046	—	—	37,050	—	37,050
Stock compensation expense	—	—	3,946	—	—	3,946	—	3,946

Balance at December 31, 2007	181,799	182	1,482,186	(821,526)	(6,223)	654,619	7,022	661,641
Net income (loss)	—	—	—	(456,695)	—	(456,695)	(781)	(457,476)
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(80)	(80)	—	(80)
Reclassification adjustment for losses included in income, net of tax	—	—	—	—	80	80	—	80
Pension liablility adjustment, net of tax	—	—	—	—	20,623	20,623	—	20,623
Cumulative translation adjustment	—	—	—	—	3,801	3,801	(217)	3,584

Comprehensive loss						(432,271)	(998)	(433,269)
Issuance of stock through employee stock purchase plan and stock options	1,236	1	10,202	—	—	10,203	—	10,203
Stock compensation expense	—	—	4,588	—	—	4,588	—	4,588

Balance at December 31, 2008	183,035	183	1,496,976	(1,278,221)	18,201	237,139	6,024	243,163
Net income	—	—	—	155,980	—	155,980	303	156,283
Pension liablility adjustment, net of tax	—	—	—	—	(12,632)	(12,632)	—	(12,632)
Cumulative translation adjustment	—	—	—	—	(548)	(548)	165	(383)

Comprehensive income						142,800	468	143,268
Issuance of stock through stock options	136	—	693	—	—	693	—	693
Stock compensation expense	—	—	2,577	—	—	2,577	—	2,577

Balance at December 31, 2009	183,171	$183	$1,500,246	$(1,122,241)	$5,021	$383,209	$6,492	$389,701

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$156,283	$(457,476)	$222,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	305,510	309,920	283,267
Goodwill impairment	—	671,117	—
Amortization of deferred debt issuance costs and discounts	4,780	4,717	5,562
Provision for accounts receivable	(80)	265	(1,251)
Deferred income taxes	(30,599)	8,811	(7,532)
Equity in earnings of unconsolidated affiliate	(2,373)	—	—
(Gain) loss on debt retirement, net	(15,088)	(35,987)	6,876
Loss on disposal of fixed assets and gain on sale of specialty test operations, net	7,262	2,887	2,602
Stock-based compensation	2,577	4,588	3,946
Other, net	838	1,243	3,352
Changes in assets and liabilities:
Accounts receivable	(68,912)	144,942	(9,073)
Other receivables	(4,338)	(9,070)	1,063
Inventories	(20,991)	16,696	15,516
Other current assets	5,173	6,155	17,042
Other assets	(1,214)	2,922	1,528
Trade accounts payable	96,854	(81,598)	9,282
Accrued expenses	(108,712)	92,115	18,083
Other non-current liabilities	(65,245)	(76,429)	30,927

Net cash provided by operating activities	261,725	605,818	603,430

Cash flows from investing activities:
Purchases of property, plant and equipment	(173,496)	(386,239)	(236,240)
Proceeds from the sale of property, plant and equipment and specialty test operations	3,116	15,480	6,909
Investment in unconsolidated affiliate	(16,735)	—	—
Purchase of equipment leased to unconsolidated affiliate	(44,681)	—	—
Change in restricted cash	(2,898)	(2,242)	(168)
Proceeds from sale of securities	—	2,460	—
Other investing activities	(6,184)	(839)	(1,800)

Net cash used in investing activities	(240,878)	(371,380)	(231,299)

Cash flows from financing activities:
Borrowings under revolving credit facilities	41,410	619	86,150
Payments under revolving credit facilities	(10,171)	(633)	(109,296)
Proceeds from issuance of short-term working capital facility	15,000	—	—
Proceeds from issuance of long-term debt	100,000	—	300,000
Proceeds from issuance of related party debt	150,000	—	—
Payments of long-term debt, net of redemption premiums and discounts	(338,104)	(233,814)	(518,913)
Payments for debt issuance costs	(8,479)	—	(3,441)
Proceeds from issuance of stock through stock compensation plans	693	10,203	37,050

Net cash used in financing activities	(49,651)	(223,625)	(208,450)

Effect of exchange rate fluctuations on cash and cash equivalents	(106)	3,433	1,695

Net (decrease) increase in cash and cash equivalents	(28,910)	14,246	165,376
Cash and cash equivalents, beginning of period	424,316	410,070	244,694

Cash and cash equivalents, end of period	$395,406	$424,316	$410,070

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,223	$121,297	$135,964
Income taxes	11,991	21,997	12,837
Noncash investing activities:
Receivable for equipment leased to unconsolidated affiliate	44,681	—	—

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Amkor is one of the world’s leading subcontractors of semiconductor packaging (sometimes referred to as assembly) and test services. Amkor pioneered the outsourcing of semiconductor packaging and test services through a predecessor in 1968 and over the years we have built a leading position by:

•	Designing and developing new package and test technologies;

•	Offering a broad portfolio of packaging and test technologies and services;

•	Cultivating long-standing relationships with our customers, which include many of the world’s leading semiconductor companies and collaborating with original equipment manufacturers (“OEMs”);

•	Developing expertise in high-volume manufacturing processes; and

•	Having a diversified operational scope, with production capabilities in China, Japan, Korea, the Philippines, Singapore, Taiwan and the United States (“U.S.”).

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

Subsequent events have been evaluated up to and including February 24, 2010, which is the date these consolidated financial statements were issued.

Consolidation of Variable Interest Entities

We have variable interests in certain Philippine realty corporations in which we have a 40% ownership and from whom we lease land and buildings in the Philippines, for which we are the primary beneficiary. As of December 31, 2009, the combined book value of the assets and the liabilities associated with these Philippine realty corporations included in our Consolidated Balance Sheet was $19.0 million and $0.5 million, respectively. The impact of consolidating these variable interest entities on our Consolidated Statements of Operations was not significant and other than our lease payments, we have not provided any significant assistance or other financial support to these variable interest entities for the years ended December 31, 2009, 2008 or 2007. The creditors of the Philippine realty corporations have no recourse to our general credit.

Foreign Currency Translation

The U.S. dollar is the functional currency of our subsidiaries in China, Korea, the Philippines, Singapore, and Taiwan, and the foreign currency asset and liability amounts at these subsidiaries are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary items which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income (expense) in the period in which they occur.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Effective July 1, 2009, we changed the functional currency for our operations in Taiwan to the U.S. dollar primarily due to an increase in the mix of our U.S. dollar denominated sales. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at June 30, 2009 became the historical accounting basis for those assets and liabilities at July 1, 2009.

The local currency is the functional currency of our subsidiaries in Japan and was the functional currency of our subsidiaries in Taiwan prior to July 1, 2009. The asset and liability amounts of these subsidiaries are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period. The resulting asset and liability translation adjustments are reported as a component of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Assets and liabilities denominated in a currency other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in other income (expense) in the period in which they occur.

Concentrations and Credit Risk

Financial instruments, for which we are subject to credit risk, consist principally of accounts receivable and cash and cash equivalents. With respect to accounts receivable, we mitigate our credit risk by selling primarily to well established companies, performing ongoing credit evaluations and making frequent contact with customers. We have historically mitigated our credit risk with respect to cash and cash equivalents through diversification of our holdings into various high quality mutual funds and bank deposit accounts. At December 31, 2009, our cash and cash equivalents are invested in U.S. money market funds and various U.S. and foreign bank operating and time deposit accounts.

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuations in operating results, high fixed costs, our failure to meet guidance, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, our ability to draw on our current loan facilities, our restrictive covenants contained in the agreements governing our indebtedness, significant severance plan obligations, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, proposed changes to U.S. tax laws, our management information systems may prove inadequate, attracting and retaining qualified employees, difficulties consolidating and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, our need for significant capital expenditures, impairment charges, litigation incident to our business, adverse tax consequences, rapid technological change, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, the enforcement of intellectual property rights by or against us, fire, flood or other calamity and continued control by existing stockholders.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Restricted Cash

Restricted cash, current, consists of short-term cash equivalents used to collateralize our daily banking services and foreign trade compliance requirements. Restricted cash, non-current, consists of an amount in escrow related to an arbitration proceeding (see Note 16) and collateral for foreign tax obligations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted moving average method or by standard costing, both of which approximate actual cost. Cost is based on normal capacity utilization, with costs arising from underutilization of capacity expensed when incurred. We reduce the carrying value of our inventories for the cost of inventory we estimate is excess and obsolete based on the age of our inventories and forecasted demand we receive from our customers. When a determination is made that the inventory will not be utilized in production or is not saleable, it is disposed of and written-off.

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

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $298.5 million, $299.8 million and $272.8 million for 2009, 2008 and 2007, respectively.

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

Intangibles and Goodwill

Finite-lived intangible assets include customer relationship and supply agreements as well as patents and technology rights and are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 10 years. We continually evaluate the reasonableness of the useful lives of these assets. Finite-

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

lived intangibles are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted cash flows. Amortization of finite-lived assets was $7.0 million, $10.1 million and $10.4 million for 2009, 2008 and 2007, respectively.

We previously had goodwill which was fully impaired and written off in 2008. See Note 9 for more information.

Investments

On October 30, 2009, we acquired a 30% interest in an assembly and test services business in Japan, J-Devices Corporation (“J-Devices”). See Note 10 for additional information. Our investment is accounted for as an equity method investment. We evaluate the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the book value of the investment exceeds its assessed fair value, we will record an appropriate impairment charge.

Other Non-current Assets

Other non-current assets consist principally of deferred income tax assets, financing lease receivables (see Note 10), deferred debt issuance costs, refundable security deposits and prepaid pension assets.

Other Non-current Liabilities

Other non-current liabilities consist primarily of customer advance payments, deferred revenue and liabilities associated with uncertain income tax positions. See Note 4 and Note 14 for more information.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following:

	December 31,
	2009	2008
	(In thousands)

Unrealized foreign currency translation gains	$12,001	$12,549
Unrecognized pension (costs) gains	(6,980)	5,652

Total accumulated other comprehensive income	$5,021	$18,201

The unrecognized pension costs are net of deferred income tax benefits of $0.8 million and $0.1 million at December 31, 2009 and 2008, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. See Note 15 for further discussion of fair value measurements.

Revenue Recognition

We recognize revenue from our packaging and test services when there is evidence of a fixed arrangement, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

assured. Generally these criteria are met and revenue is recognized upon shipment. If the revenue recognition criteria are not met, we defer the revenue. Deferred revenue generally results from two types of transactions: customer advances and invoicing at interim points prior to shipment. Customer advances represent supply agreements with customers where we commit capacity in exchange for customer prepayment of services. These prepayments are deferred and recorded as customer advances within accrued expenses and other non-current liabilities. Deferred revenue also relates to contractual invoicing at interim points prior to the shipment of the finished product. The invoicing that is completed in advance of our revenue recognition criteria being met is recorded as deferred revenue.

We do not take ownership of customer supplied semiconductor wafers. Title and risk of loss remains with the customer for these materials at all times. Accordingly, the cost of the customer supplied materials is not included in the Consolidated Financial Statements.

An allowance for sales credits is recorded as a reduction to sales and accounts receivable during the period of sale such that accounts receivable is reported at its estimated net realizable value. The allowance for sales credits is an estimate of the future credits we will issue for billing adjustments primarily for invoicing corrections and miscellaneous customer claims and is estimated based upon recent credit issuance, historical experience, as well as specific identification of known or expected sales credits at the end of the reporting period. Additionally, provisions are made for doubtful accounts when there is doubt as to the collectibility of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense and is classified as selling, general and administrative expense. The allowance for doubtful accounts is based upon specification of doubtful accounts considering the age of the receivable balance, the customer’s historical payment history and current credit worthiness as well as specific identification of any known or expected collectability issues.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are presented in net sales. Costs incurred for shipping and handling are included in cost of sales.

Research and Development Costs

Research and development expenses include costs attributable to the conduct of research and development programs primarily related to the development of new package designs and improving the efficiency and capabilities of our existing production processes. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation and maintenance of research equipment, services provided by outside contractors and the allocable portions of facility costs such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

In determining the amount of the valuation allowance, we consider all available evidence of realization, as well as feasible tax planning strategies, in each taxing jurisdiction. If all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We monitor on an ongoing basis our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance.

We recognize in our Consolidated Financial Statements the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. See Note 4 for more information regarding unrecognized income tax benefits.

2.	New Accounting Standards

Recently Adopted Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2009-05 clarifies the application of certain valuation techniques in circumstances when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective for us beginning October 1, 2009. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

In July 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles (“ASU 2009-01”). The issued guidance establishes the ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) and its staff are not included in the ASC but will continue to apply to SEC registrants. The guidance, which is now codified as ASC Topic 105, Generally Accepted Accounting Principles, became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of ASU 2009-01 did not have any impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance has been codified as ASC Topic 855, Subsequent Events, and became effective for interim or annual periods ending after June 15, 2009 on a prospective basis.

In April 2009, the FASB issued additional authoritative guidance related to fair value measurements, fair value disclosures and other-than-temporary impairments, which is now codified as ASC Topic 320, Investments, ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 825, Financial Instruments. This guidance provides additional direction on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and includes information on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, and improves the presentation of other-than-temporary impairments in the financial statements. Finally, it amends existing disclosure requirements to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance became effective for periods ending after June 15, 2009 with early adoption permitted. We elected to early adopt this guidance for our March 31, 2009 interim financial statements; the adoption did not have any impact on our consolidated financial statements.

In December 2008, the FASB issued amended disclosure requirements for postretirement benefit plan assets, which has been codified as ASC Topic 715, Compensation — Retirement Benefits (“ASC Topic 715”). ASC Topic 715 amends the required disclosures regarding plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocation decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. The disclosure requirements

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

became effective for fiscal years ending after December 15, 2009. The adoption of ASC Topic 715 required additional disclosures in the financial statements related to the assets of our foreign defined benefit pension plans but did not impact our financial results. See Note 13 for additional information.

In May 2008, the FASB issued authoritative guidance related to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. This guidance has been codified principally in ASC Topic 470, Debt. Issuers of convertible debt instruments subject to the provisions of this guidance are required to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our convertible debt instruments do not contain the features of the instruments covered by this guidance; accordingly, our adoption of this guidance on January 1, 2009, did not have an impact on our financial statements.

In April 2008, the FASB issued guidance on the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, which has been codified in ASC Topic 350, Intangibles — Goodwill and Other. The guidance also requires expanded disclosures related to the determination of intangible asset useful lives. This guidance applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. Our adoption of this guidance on January 1, 2009, did not have an impact on our financial statements.

In December 2007, the FASB issued amended disclosure requirements for noncontrolling interests in consolidated financial statements, which has been codified as ASC Topic 810, Consolidation (“ASC Topic 810”). ASC Topic 810 requires that (1) noncontrolling (minority) interests be reported as a component of stockholders’ equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (5) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of ASC Topic 810 on January 1, 2009 and, as required, we have adjusted prior periods for comparative purposes. Minority interests reported in our December 31, 2008 Consolidated Balance Sheet were retrospectively adjusted to comply with ASC Topic 810 and are reported as a component of equity identified as noncontrolling interests. The caption “Net income (loss)” in our Consolidated Statements of Operations represents the consolidated operating results for Amkor including noncontrolling interests. In addition, earnings or losses attributable to the noncontrolling interests are separately disclosed on the face of the Consolidated Statements of Operations for all periods presented in the manner prescribed by ASC Topic 810. See the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for disclosure of the changes in equity and comprehensive (loss) income attributable to Amkor and our noncontrolling interests.

In December 2007, the FASB issued guidance on accounting for business combinations, which has been codified as ASC Topic 805, Business Combinations. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It further changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. Additionally, it includes a substantial number of new disclosure requirements. This guidance will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

In September 2006 and February 2008, the FASB issued guidance on fair value measurements which has been codified as ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This guidance was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance on January 1, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our financial statements. The adoption of this guidance on January 1, 2009 with respect to non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, did not have an adoption date impact on our consolidated financial statements and applies to measurements of fair value of non-financial assets and liabilities when a fair value measurement is required. See Note 15 for additional information and disclosure for fair value measurements.

Recently Issued Standards

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This ASU codified consolidation guidance previously issued in June 2009 which applies to variable interest entities and will affect the overall consolidation analysis under FASB Interpretation No. 46(R). This standard is effective for fiscal years beginning after November 15, 2009. We do not expect ASU 2009-17 to have a material impact on our financial statements upon adoption.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This ASU codified guidance previously issued in June 2009 which amends existing derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. We do not expect ASU 2009-16 to have a material impact on our financial statements upon adoption.

3.	Stock Compensation Plans

Beginning in 2006, all of our share-based compensation, including grants of employee stock options, is measured at fair value and expensed over the service period (generally the vesting period). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of sales	$81	$823	$1,343
Selling, general, and administrative	2,097	3,087	2,603
Research and development	399	678	—

Stock-based compensation expense	$2,577	$4,588	$3,946

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Equity Incentive Plans

Stock options are generally granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a two to five year vesting schedule and the term of the options granted is no longer than ten years.

2007 Equity Incentive Plan.  On August 6, 2007, our shareholders approved the 2007 Equity Incentive Plan, (the “2007 Plan”) that provides for the grant of the following types of incentive awards: (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) stock appreciation rights, (v) performance units and performance shares and (vi) other stock or cash awards. Those eligible for awards include employees, directors and consultants who provide services to Amkor and its subsidiaries. The effective date of this plan was January 1, 2008, and there were originally 17,000,000 shares of our common stock reserved for issuance under the 2007 Equity Incentive Plan.

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

1998 Director Option Plan.  The Director Plan terminated in January 2008. The options granted under the Director Plan were automatic and non-discretionary. Each option granted to a non-employee director vests over a three year period.

1998 Stock Plan.  The 1998 Stock Plan terminated in January 2008. The 1998 Stock Plan generally provided for grants to employees, directors and consultants of stock options and stock purchase rights. The options granted vest over a two to five year period.

A summary of the stock option plans, the respective plan termination dates and shares available for grant as of December 31, 2009 is shown below.

	2007 Equity	2003
Stock Option Plans	Incentive Plan	Inducement Plan

Contractual life (years)	10	10
Plan termination date	Board of Directors Discretion	Board of Directors Discretion
Shares available for grant at December 31, 2009 (in thousands)	16,355	436

In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. Expected volatilities are based on historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to calculate weighted average fair values of the options granted:

	For the Year Ended
	December 31,
	2009	2008	2007

Expected life (in years)	5.9	6.0	6.3
Risk-free interest rate	2.3%	3.3%	4.1%
Volatility	76%	77%	80%
Dividend yield	—	—	—
Weighted average grant date fair value per option granted	$2.70	$7.85	$6.46

The following is a summary of all option activity for the year ended December 31, 2009:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)	per Share	(Years)	(In thousands)

Outstanding at December 31, 2008	9,282	$10.39
Granted	120	4.07
Exercised	(136)	5.12
Forfeited or expired	(964)	10.68

Outstanding at December 31, 2009	8,302	10.35	4.2	$3,222

Exercisable at December 31, 2009	7,243	10.51	3.6	$2,850

Fully vested and expected to vest at December 31, 2009	8,191	10.37	4.1	$3,188

The intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $4.1 million and $12.2 million, respectively.

Total unrecognized compensation expense from stock options, excluding any forfeiture estimate, was $5.9 million as of December 31, 2009, which is expected to be recognized over a weighted-average period of 2.4 years beginning January 1, 2010.

For the years ended December 31, 2009, 2008 and 2007, cash received under all share-based payment arrangements was $0.7 million, $10.2 million and $37.1 million, respectively. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Restricted stock shares

In February 2010, we granted 472,000 restricted stock shares to employees under the 2007 Equity Incentive Plan. The restricted stock shares vest over a 4 year period. The valuation of restricted stock shares is determined based on the fair market value of the underlying shares on the date of grant.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Income Taxes

Geographic sources of income (loss) before income taxes are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$(45,512)	$(19,141)	$(4,728)
Foreign	172,035	(406,547)	239,565

Total income (loss) before income taxes	$126,523	$(425,688)	$234,837

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the (benefit) provision for income taxes are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current
Federal	$(1,882)	$272	$(63)
State	316	—	—
Foreign	2,405	22,705	20,192

	839	22,977	20,129

Deferred
Federal	2,286	—	—
State	119	—	—
Foreign	(33,004)	8,811	(7,532)

	(30,599)	8,811	(7,532)

Total (benefit) provision	$(29,760)	$31,788	$12,597

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our income tax (benefit) provision is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

U.S. federal tax at 35%	$44,257	$(148,951)	$82,176
State taxes, net of federal benefit	884	843	(1,007)
Foreign (loss) income taxed at different rates	(56,301)	10,503	(59,188)
Foreign exchange (gain) loss	4,926	(54,238)	(3,898)
Goodwill impairment	—	231,185	—
Expiration of capital loss carryforward	22,714	34,518	51,227
Change in valuation allowance	(53,722)	(29,165)	(29,123)
Adjustments related to prior years	12,198	(12,555)	(20,689)
Income tax credits generated	(9,377)	(3,312)	(6,537)
Repatriation of foreign earnings and profits	4,846	—	—
Other permanent differences	(185)	2,960	(364)

Total	$(29,760)	$31,788	$12,597

In 2008, we recorded a $671.1 million goodwill impairment charge which did not have a significant income tax benefit.

The following is a summary of the components of our deferred tax assets and liabilities:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$154,351	$150,335
Capital loss carryforwards	18,221	40,934
Income tax credits	24,582	14,337
Property, plant and equipment	18,253	18,600
Accrued liabilities	24,502	23,355
Unrealized foreign exchange loss	8,355	14,110
Other	22,530	20,833

Total deferred tax assets	270,794	282,504
Valuation allowance	(208,925)	(261,613)

Total deferred tax assets net of valuation allowance	61,869	20,891

Deferred tax liabilities:
Property, plant and equipment	4,484	5,210
Deferred gain	6,941	—
Other	5,642	3,005

Total deferred tax liabilities	17,067	8,215

Net deferred tax assets	$44,802	$12,676

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009 and 2008, current deferred tax assets of $9.7 million and $6.4 million, respectively, are included in other current assets, and non-current deferred tax assets of $41.8 million and $8.3 million, respectively, are included in other assets in the Consolidated Balance Sheet. In addition, at December 31, 2009 and 2008, current deferred tax liabilities of $6.1 million and $0.3 million, respectively, are included in other current liabilities and non-current deferred tax liabilities of $0.6 million and $1.7 million, respectively, are included in other non-current liabilities in the Consolidated Balance Sheets.

In 2009, the valuation allowance on our deferred tax assets decreased by $52.7 million primarily as a result of a $25.6 million decrease associated with the release of a valuation allowance on net deferred tax assets of our subsidiary in Korea and a $22.7 million decrease associated with the expiration of U.S. capital loss carryforwards.

The release of the valuation allowance at our subsidiary in Korea in the third quarter of 2009 was primarily the result of the sustained profitability of our operations in Korea through the most recent economic downturn which provided sufficient positive evidence it was more likely than not the deferred tax assets would be realized in the future. In Korea, we have tax holidays which begin to phase-out in 2011. We have deductible temporary differences, primarily related to accruals for our severance plan in Korea and depreciation differences, which we expect to reverse in periods beyond 2010 where we do not have a 100% tax exemption. Partially offsetting these deferred tax assets are taxable temporary differences which will also reverse in future periods. The positive evidence considered in the decision to release the valuation allowance included: (i) the taxable income reported by our Korean subsidiary in 2008 and for the first nine months of 2009 during a period of global economic weakness; (ii) the cumulative profitability of our Korean subsidiary since 2002 through two economic downturns in the semiconductor industry; and (iii) the absence of any plans or trends in our business which would suggest the demonstrated history of profitability would not continue into the future. The negative evidence considered included the worldwide economic climate and related decline in operating results of the subsidiary in the three months ended December 31, 2008 and the three months ended March 31, 2009.

In 2008, the valuation allowance on our deferred tax assets decreased by $29.4 million primarily as a result of a $34.5 million decrease associated with the expiration of U.S. capital loss carryforwards, partially offset by an increase of $8.3 million for a valuation allowance established against certain Japanese deferred tax assets.

In 2007, the valuation allowance on our deferred tax assets decreased by $37.0 million primarily as a result of a $51.2 million decrease associated with the expiration of U.S. capital loss carryforwards and a $17.8 million decrease associated with the use of all remaining net operating loss carryforwards and the release of the valuation allowance on all deferred tax assets at our largest subsidiary in Taiwan because of sustained profitability. In addition, deferred tax assets of $7.6 million and a related valuation allowance of the same amount were reduced in 2007 in connection with the adoption of a standard on accounting for uncertainty in income taxes. These decreases in our valuation allowance in 2007 were partially offset by an increase of $32.9 million on deferred tax assets recorded in 2007 in certain foreign jurisdictions that we forecasted would become tax deductions beyond our tax holiday periods. We provided a full valuation allowance on these deferred tax assets primarily because we did not have sufficient positive evidence that it was more likely than not we would realize these tax benefits.

At December 31, 2008, the valuation allowance included approximately $21.4 million relating to the tax benefits of pre-acquisition net operating losses and credits. In 2008, we reduced goodwill by approximately $1.7 million due to the utilization of pre-acquisition net operating losses in a Taiwan subsidiary. After December 31, 2008, the reduction in valuation allowance as a result of any additional realization of pre-acquisition net operating losses and credits reduced income tax expense in accordance with the adoption of the accounting standard on business combinations.

At December 31, 2009, the valuation allowance included amounts relating to tax benefits of tax deductions associated with employee stock options. If these benefits are subsequently realized, they will be recorded to contributed capital in the amount of $7.0 million. As a result of net operating loss carryforwards, we were not able to

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

recognize the excess tax benefits of stock option deductions in 2009 because the deductions did not reduce income tax payable.

As a result of certain capital investments, export commitments and employment levels, income from operations in Korea, the Philippines, China, Singapore and Taiwan is subject to reduced tax rates, and in some cases is exempt from income taxes. In Korea, we have tax holidays resulting from our investment in the Kwangju, Seoul and Pupyong facilities. The Kwangju tax holiday provides a 100% tax exemption through 2010, followed by a 50% exemption through 2013. The Seoul and Pupyong tax holiday provides a 100% tax exemption through 2011, followed by a 50% exemption through 2014. After the holidays expire we will be subject to the Korean statutory rate which is currently 24% for 2010 and 2011 and 22% after 2011. In the Philippines, we operate in economic zones and benefit from tax holidays on qualified products as a result of certain capital investments we have made. For 2005 through 2009, qualifying Philippine operations benefited from a full tax holiday, expiring at various times through 2013, while the remaining operations benefited from a perpetual reduced tax rate of 5%. As a result of our 2001 investment in China, we expect to benefit from a 100% tax holiday for two years and then a 50% tax holiday for an additional three years. The tax holiday in China commenced on January 1, 2008. In October 2006, we were granted a ten year pioneer incentive award in Singapore. The 100% tax holiday on Singapore operations commenced on January 1, 2007. We were granted a five year tax holiday on certain product lines in Taiwan beginning January 1, 2007 and an additional tax holiday on certain product lines beginning January 1, 2010. As a result of the net operating losses incurred by certain of our foreign subsidiaries subject to tax holidays, we did not realize any benefits relating to such tax holidays in 2009, 2008 or 2007 in China, Korea and Singapore. In 2009, 2008 and 2007, our Philippines operations recognized $3.4 million, $2.6 million and $0.4 million, respectively, in tax benefits and our Taiwan operations recognized less than $0.1, $0.2 million and $0.6 million, respectively, in tax benefits as a result of the tax holiday on certain qualifying operations.

At December 31, 2009, we have U.S. and state net operating losses available to be carried forward totaling $365.5 million and $258.7 million, respectively, expiring in varying amounts through 2029. Additionally, as of December 31, 2009, certain of our foreign operations have $53.1 million of net operating losses available for carryforward expiring in varying amounts through 2017. The deferred tax assets associated with $41.3 million of the foreign losses have been reserved with a valuation allowance. We also have U.S. capital loss carryforwards of $45.6 million which will expire in 2013. U.S. capital loss carryforwards of $56.8 million and $84.6 million expired as of December 31, 2009 and 2008, respectively. The deferred tax assets associated with our U.S. and state net operating losses and capital losses available for carryforward have been fully reserved with a valuation allowance at December 31, 2009 and 2008. Also, our ability to utilize our U.S. net operating and capital loss carryforwards may be limited in the future if we experience an ownership change as defined by the Internal Revenue Code.

At December 31, 2009, we have various tax credits available to be carried forward including U.S foreign income tax credits totaling $8.1 million, expiring in 2016, Taiwanese income tax credits totaling $7.6 million expiring in varying amounts through 2014 and Korean income tax credits totaling $6.4 million expiring in varying amounts through 2014. The deferred tax assets associated with the U.S. foreign income tax credits and $5.4 million of the Taiwanese income tax credits have been reserved with a valuation allowance. Income tax credits generated by certain of our foreign subsidiaries in 2009, 2008, and 2007 have been recognized in our income tax provision (benefit).

Income taxes have not been provided on substantially all of the undistributed earnings of our foreign subsidiaries (approximately $313.3 million at December 31, 2009) over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic subsidiaries, or if we sell our investment in such subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $46.7 million. There would not be a substantial U.S. federal income tax upon repatriation since our U.S. net operating losses currently exceed the amount of

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

undistributed foreign earnings. We estimate that repatriation of these foreign earnings would generate up to approximately $1.8 million of alternative minimum tax not offset by foreign tax credits.

In 2009, we provided U.S. income tax on approximately $13.8 million of foreign earnings from two subsidiaries where we made the decision to not reinvest indefinitely based on changed facts and circumstances. The U.S. income tax of $4.8 million on these foreign dividends was fully offset by the benefit of our U.S. net operating losses.

We operate in and file income tax returns in various U.S. and foreign jurisdictions which are subject to examination by tax authorities. In 2009, the tax authorities in Korea examined income tax returns of our subsidiary covering the periods from 2004 to 2008. The examination did not result in significant income tax payments. We remain subject to examination for years after 2005 in the U.S. (Federal), Japan and the Philippines, and for years after 2003 in China, Singapore, and Taiwan. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at January 1	$20,920	$17,663	$11,809
Additions based on tax positions related to the current year	1,332	5,341	5,846
Additions for tax positions of prior years	1,243	1,673	339
Reductions for tax positions of prior years	(17,456)	(3,341)	(19)
Reductions related to settlements with tax authorities	(281)	—	(312)
Reductions from lapse of statutes of limitations	(667)	(416)	—

Balance at December 31	$5,091	$20,920	$17,663

Approximately $4.5 million of the $17.5 million of reductions for tax positions of prior years reduced our income tax expense in 2009. The remaining $13.0 million represents a change in deferred tax assets which were subject to a full valuation allowance and therefore did not impact income tax expense. At December 31, 2009, substantially all of our gross unrecognized tax benefits would reduce our effective tax rate, if recognized.

The liability related to our unrecognized tax benefits is $4.8 million as of December 31, 2009 and is reported as a component of other non-current liabilities. The unrecognized tax benefits in the table above include the reduction of deferred tax assets, which are not included in the liability reported as a component of other non-current liabilities.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $2.8 million within 12 months due to the expiration of statutes of limitations related to revenue attribution and eligibility for certain tax incentives.

We have recognized less than $0.1 million of interest and penalties in the Consolidated Statement of Operations for the year ended December 31, 2009 in connection with our unrecognized tax benefits. Interest and penalties are classified as income taxes in the financial statements. The total amount of interest and penalties included in other non-current liabilities in connection with our unrecognized tax benefits is $0.4 million as of December 31, 2009.

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

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income (loss) — basic	$155,980	$(456,695)	$219,864
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	2,084	—	5,357
Interest on 6.25% convertible notes due 2013, net of tax	6,370	—	6,310
Interest on 6.0% convertible notes due 2014, net of tax	12,086	—

Net income (loss) — diluted	$176,520	$(456,695)	$231,531

Weighted average shares outstanding — basic	183,067	182,734	180,597
Effect of dilutive securities:
Stock options	61	—	1,796
2.5% convertible notes due 2011	4,530	—	13,023
6.25% convertible notes due 2013	13,351	—	13,351
6.0% convertible notes due 2014	62,370	—	—

Weighted average shares outstanding — diluted	263,379	182,734	208,767

Net income (loss) per common share:
Basic	$0.85	$(2.50)	$1.22
Diluted	0.67	(2.50)	1.11

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Stock options	7,982	9,281	5,092
6.25% convertible notes due 2013	—	13,351	—
2.5% convertible notes due 2011	—	12,238	—
5.0% convertible notes due 2007	—	—	504

Total potentially dilutive shares	7,982	34,870	5,596

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	7,982	7,230	5,092

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Accounts Receivable, Trade

Accounts receivable, trade consist of the following:

	December 31,
	2009	2008
	(In thousands)

Accounts receivable	$331,590	$264,745
Allowance for sales credits	(2,877)	(4,281)
Allowance for doubtful accounts	(461)	(834)

Total accounts receivable trade, net of allowances	$328,252	$259,630

7.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased components	$119,393	$110,713
Work-in-process	35,792	23,332

Total inventories	$155,185	$134,045

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)

Land	$106,395	$104,887
Land use rights	19,945	19,945
Buildings and improvements	832,782	828,108
Machinery and equipment	2,382,220	2,384,342
Software and computer equipment	151,208	150,349
Furniture, fixtures and other equipment	27,030	28,385
Construction in progress	57,775	29,503

	3,577,355	3,545,519
Less accumulated depreciation and amortization	(2,212,725)	(2,071,756)

Total property, plant and equipment, net	$1,364,630	$1,473,763

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Consolidated Statement of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Property, plant and equipment additions	$197,742	$341,734	$293,876
Net change in related accounts payable and deposits	(24,246)	44,505	(57,636)

Purchases of property, plant and equipment	$173,496	$386,239	$236,240

9.	Goodwill and Other Intangible Assets

The change in the carrying value of goodwill, all of which relates to our packaging services segment, is as follows:

(In thousands)

Balance as of December 31, 2007	$673,385
Pre-acquistion tax benefit adjustment	(1,700)
Translation adjustments	(568)
Impairment	(671,117)

Balance as of December 31, 2008	$—

Balance as of December 31, 2009	$—

At December 31, 2008, we recorded a goodwill impairment of $671.1 million. We completed our annual impairment analysis during the second quarter of 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value of net assets and the deteriorating macro-economic environment, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at December 31, 2008. Accordingly, we performed an interim first step of our goodwill impairment test using a discounted cash flow model and determined that the carrying value of the packaging reporting unit exceeded its fair value, indicating goodwill impairment existed.

We then performed a second step of the impairment assessment to determine the implied fair value of goodwill. The result of our valuation indicated that there was no remaining implied value attributable to goodwill in our packaging segment and accordingly, we expensed all $671.1 million of the remaining goodwill as of December 31, 2008.

Intangibles as of December 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$53,059	$(48,214)	$4,845
Supply agreements	14,483	(9,353)	5,130

Total intangibles	$67,542	$(57,567)	$9,975

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangibles as of December 31, 2008 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$76,246	$(67,304)	$8,942
Supply agreements	8,858	(6,254)	2,604

Total intangibles	$85,104	$(73,558)	$11,546

Amortization of identifiable intangible assets was $7.0 million, $10.1 million and $10.4 million in 2009, 2008 and 2007, respectively. Based on the amortizing assets recognized in our balance sheet at December 31, 2009, amortization for each of the next five years is estimated as follows:

(In thousands)

2010	$4,453
2011	2,835
2012	1,057
2013	754
2014	526
Thereafter	350

Total amortization	$9,975

10.	Investments

Investments consist of the following:

	December 31,
	2009		2008
	Carrying	Ownership	Carrying	Ownership
	Value	Percentage	Value	Percentage
		(In thousands)

Investment in unconsolidated affiliate	$19,108	30.0%	$—	0.0%

Total investments	$19,108		$—

J-Devices Corporation

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices.

J-Devices purchased an assembly and test business from Toshiba. J-Devices has also entered into various other agreements with Toshiba including a supply agreement, license agreement, support services agreements and employee secondment agreements.

We invested 1.5 billion Japanese yen (approximately $16.7 million) for our 30% equity interest and call options to acquire additional equity interest. The call options were valued at $1.7 million, and, at our discretion, permit us to subscribe to new or existing J-Devices’ shares until our maximum ownership ratio is 60%, 66% and 80% beginning in 2012, 2014 and 2015, respectively. In 2014 and beyond, Toshiba has at its discretion, a put option which allows Toshiba to sell shares to us if we have exercised any of our call options. The exercise price for all

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

options is determined using a contractual pricing formula based primarily upon the financial position of J-Devices at the time of exercise.

J-Devices is a separate business and is not integrated with our existing Japan-based businesses. We account for our investment in J-Devices using the equity method of accounting. J-Devices is a variable interest entity, but we are not the primary beneficiary as of December 31, 2009.

Under the equity method of accounting, we recognize our 30% share of J-Devices’ net income or loss during each accounting period. J-Devices’ financial information is converted to U.S. GAAP and translated into U.S. dollars using the Japanese yen as the functional currency. In addition to our proportionate share of J-Devices’ income or loss, we record equity method adjustments for the amortization of a $2.3 million difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method. As of December 31, 2009, our cumulative equity earnings in J-Devices was $2.4 million which is net of J-Devices’ income taxes in Japan.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba for 4.0 billion Japanese yen (approximately $44.7 million) and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. The equipment lease expires over the next 36 months. The total minimum lease payments to be received are 3.2 billion Japanese yen (approximately $35.9 million). The unearned interest income is 209 million Japanese yen (approximately $2.3 million). The future minimum lease payments to be received are 1.2 billion Japanese yen (approximately $13.9 million), 1.1 billion Japanese yen (approximately $12.0 million), and 0.9 billion Japanese yen (approximately $10.0 million) in 2010, 2011 and 2012, respectively. At the end of the primary lease term, J-Devices has an option to purchase the equipment for 1.0 billion Japanese yen (approximately $11.1 million). For the two months ended December 31, 2009, we recognized $0.2 million in interest income. Our current lease receivable of $13.6 million is reported within other accounts receivable and our non-current lease receivable of $32.2 million is reported within other assets, on our consolidated balance sheet at December 31, 2009.

In 2009, the FASB issued new accounting guidance regarding consolidation of variable interest entities which is effective for us on January 1, 2010. In 2010, we expect to continue to account for our investment in J-Devices using the equity method under the new accounting guidance.

Dongbu Hitek Co., Ltd

We sold our entire investment in marketable securities of Dongbu Hitek Co., Ltd. (ownership of less than 1% at December 31, 2007) in April 2008 for $2.5 million in cash. Upon sale we recognized a charge of $0.5 million, which is included in other (income) expense, net.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)

Customer advances and deferred revenue	$49,136	$28,672
Payroll and benefits	42,228	70,897
Accrued interest	13,832	17,033
Accrued severance plan obligations (Note 13)	4,466	31,584
Income taxes payable	2,947	9,287
Patent license dispute (Note 16)	—	64,702
Other accrued expenses	43,021	36,274

Total accrued expenses	$155,630	$258,449

The accrual for the patent license dispute at December 31, 2008 represents unpaid royalties and related interest owed for the resolution of a patent license dispute which was paid in February 2009 (see Note 16).

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	December 31,
	2009	2008
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 3.5% — 4.0%, due April 2013	$—	$—
Senior notes:
7.125% Senior notes due March 2011	53,503	209,641
7.75% Senior notes due May 2013	358,291	422,000
9.25% Senior notes due June 2016	390,000	390,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	111,566
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	—
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Secured loans:
Term loan, Taiwan 90-Day Commercial Paper primary market rate plus 1.2%, due November 2010	—	22,310
Term loan, bank base rate plus 0.5% due April 2014	192,852	235,708
Working capital facility, LIBOR + 1.7%, due February-March 2010	15,000	—
Revolving credit facilities	30,435	—
Secured equipment and property financing	1,525	2,135

	1,434,185	1,493,360
Less: Short-term borrowings and current portion of long-term debt	(88,944)	(54,609)

Long-term debt (including related party)	$1,345,241	$1,438,751

Debt of Amkor Technology Inc.

Senior Secured Credit Facilities

In April 2009, we amended our $100.0 million first lien revolving credit facility and extended its term to April 2013. The facility has a letter of credit sub-limit of $25.0 million. Interest is charged under the credit facility at a floating rate based on the base rate in effect from time to time plus the applicable margins which range from 2.0% to 2.5% for base rate revolving loans, or LIBOR plus 3.5% to 4.0% for LIBOR revolving loans. The LIBOR-based interest rate at December 31, 2009 was 3.73%. There have been no borrowings under this credit facility as of December 31, 2009; however, we have utilized $3.5 million of the available letter of credit sub-limit. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of December 31, 2009. In connection with amending and extending our $100.0 million facility, we incurred $3.0 million of debt issuance costs in 2009. We incur commitment fees on the unused amounts of the revolving credit facility ranging from 0.50% to 0.75%, based on our liquidity. This facility includes a number of

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

Senior and Senior Subordinated Notes

In March 2004, we issued $250.0 million of 7.125% Senior Notes due March 2011 (the “2011 Notes”). The 2011 Notes were priced at 99.321%, yielding an effective interest rate of 7.25%. The 2011 Notes are redeemable by us at any time provided we pay the holders a “make-whole” premium. In 2009, we repurchased in open market transactions an aggregate principal amount of $156.6 million of these notes. We recorded a gain on extinguishment of $8.3 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.9 million. In 2008, we repurchased in open market transactions an aggregate principal amount of $39.8 million of these notes. We recorded a gain on extinguishment of $10.5 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.3 million.

In May 2003, we issued $425.0 million of 7.75% Senior Notes due May 2013 (the “2013 Notes”). The 2013 Notes were not redeemable at our option until May 2008, whereupon the notes become redeemable at specified prices. In 2009, we repurchased in open market transactions an aggregate principal amount of $63.7 million of these notes. We recorded a loss on extinguishment of $0.4 million and the write-off of a proportionate amount of our deferred debt issuance costs of $0.5 million. In November 2007, we repurchased in an open market transaction $3.0 million of these notes. We recorded a gain on extinguishment of $0.2 million which was partially offset by the write-off of a proportionate amount of our deferred debt issuance costs of less than $0.1 million.

In May 2006, we issued $400.0 million of 9.25% Senior Notes due June 2016 (the “2016 Notes”). The Notes are redeemable by us prior to June 1, 2011 provided we pay the holders a “make-whole” premium. After June 1, 2011, the 2016 Notes are redeemable at specified prices. In November 2007, we repurchased in an open market transaction $10.0 million of these notes. We recorded a gain on extinguishment of less than $0.1 million which was more than offset by the write-off of a proportionate amount of our deferred debt issuance costs of $0.2 million.

In May 1999, we issued $200.0 million of 10.5% Senior Subordinated Notes due May 2009 (the “2009 Notes”). In June 2007, we redeemed the remaining $21.9 million of the 2009 Notes outstanding and the indenture was terminated. We recorded a charge of $0.2 million to write-off the unamortized deferred debt issuance costs in June 2007.

The senior notes contain a number of affirmative and negative covenants which could restrict our operations.

Convertible Senior Subordinated and Subordinated Notes

In May 2006, we issued $190.0 million of our 2.5% Convertible Senior Subordinated Notes due May 2011 (the “May 2011 Notes”). The May 2011 Notes are convertible at any time, prior to the maturity date, into our common stock at a price of approximately $14.59 per share, subject to adjustment. The May 2011 Notes are subordinate to the prior payment in full of all of our senior debt. In 2009, we repurchased in open market transactions $69.0 million principal amount of these notes. We recorded a gain on extinguishment of $9.5 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $0.9 million. In 2008, we repurchased in open market transactions $78.5 million principal amount of these notes. We recorded a gain on extinguishment of $27.1 million which was partially offset by the write-off of a proportionate amount of deferred debt issuance costs of $1.3 million.

In November 2005, we issued $100.0 million of our 6.25% Convertible Subordinated Notes due December 2013 (the “December 2013 Notes”) in a private placement to Mr. James J. Kim, our Executive Chairman of the Board of Directors, and certain Kim family members. The December 2013 Notes are presented as long-term debt, related party on the Consolidated Balance Sheets. The December 2013 Notes are convertible at any time prior to the maturity date into our common stock at an initial price of approximately $7.49 per share (the market price of our

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

common stock on the date of issuance of the December 2013 Notes was $6.20 per share), subject to adjustment. The December 2013 Notes are subordinate to the prior payment in full of all of our senior and senior subordinated debt. The proceeds from the sale of the December 2013 Notes were used to purchase a portion of existing debt. The December 2013 Notes are not redeemable at our option until December 2010.

In April 2009, we issued $250.0 million of our 6.0% Convertible Senior Subordinated Notes due April 2014 (the “2014 Notes”). The 2014 Notes are convertible at any time prior to the maturity date into our common stock at a price of approximately $3.02 per share, subject to adjustment. The 2014 Notes are subordinated to the prior payment in full of all of our senior debt. The 2014 Notes were purchased by certain qualified institutional buyers and Mr. James J. Kim, our Executive Chairman of the Board of Directors, and an entity controlled by Mr. Kim. Mr. Kim and his affiliate purchased $150.0 million of the 2014 Notes. The $244.5 million of net proceeds received were used to reduce debt. In connection with the issuance of the 2014 Notes, we incurred $5.5 million of debt issuance costs in 2009.

The convertible senior subordinated and subordinated notes contain a number of affirmative and negative covenants which could restrict our operations.

Debt of Subsidiaries

Secured Term Loans

In November 2005, Amkor Technology Taiwan, Inc., a Taiwanese subsidiary, entered into a NT$1.8 billion (approximately $53.5 million) term loan due November 2010 (the “Taiwan Term Loan”), which accrued interest at the Taiwan 90-Day Commercial Paper Primary Market rate plus 1.2%. In December 2009, we repaid the remaining balance of approximately $11.4 million. The agreement governing the Taiwan Term Loan included a number of affirmative, negative and financial covenants. There were no defaults prior to the repayment of the remaining balance.

In April 2007, Amkor Technology Korea, Inc., a Korean subsidiary (“ATK”), entered into a $300.0 million, 7-year secured term loan (“Term Loan”) with Woori Bank in Korea. The Term Loan is guaranteed on an unsecured basis by Amkor Technology, Inc (“Amkor”). The Term Loan is secured by substantially all the land, factories and equipment located at our ATK facilities. The Term Loan bears interest at Woori’s base rate plus 50 basis points (4.45% and 7.85% as of December 31, 2009 and December 31, 2008, respectively) and amortizes in 28 equal quarterly payments through April 2014. The proceeds of the Term Loan were used to refinance our then existing second lien term loan. In connection with the refinancing, we recorded a loss on debt retirement of $15.7 million in April 2007, which included $9.0 million in prepayment fees and $6.7 million of unamortized deferred debt issuance costs. The agreement governing this Term Loan contains a number of affirmative and negative covenants which could restrict our operations.

Revolving and Working Capital Credit Facilities

In January 2009, Amkor Assembly & Test (Shanghai) Co, Ltd., a Chinese subsidiary, entered into a $50.0 million U.S. dollar denominated working capital facility agreement with a Chinese bank maturing in January 2011. The facility is collateralized with certain real property and buildings in China. Principal amounts borrowed must be repaid within twelve months of the drawdown date and may be prepaid at any time without penalty. As of January 2010, no additional borrowings can be made according to the terms of the agreement. The working capital facility bears interest at LIBOR plus 1.7% which is payable in semi-annual payments. The borrowings outstanding as of December 31, 2009 were $15.0 million, and were due in February and March 2010. In January 2010, the maturity date of the outstanding balance was extended through January 2011. At December 31, 2009, the interest rate ranged from 2.38% to 2.59% based on the dates of borrowing.

Amkor Iwate Corporation, a Japanese subsidiary (“AIC”), has a revolving line of credit with a Japanese bank for 2.5 billion Japanese yen (approximately $27.6 million) that was renewed during 2009 and extended through

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

September 2010. The line of credit accrues interest at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.6%. The interest rate at December 31, 2009 and 2008 was 0.91% and 1.22%, respectively. The borrowing outstanding was $27.2 million and zero as of December 31, 2009 and 2008, respectively.

Additionally, AIC has a revolving line of credit at a Japanese bank for 300.0 million Japanese yen (approximately $3.3 million) that was renewed during 2009 and extended through June 2010. Borrowings under the line of credit bear interest at TIBOR plus 0.5%. The interest rate at December 31, 2009 and 2008 was 0.77% and 1.20%, respectively. The outstanding balance was $3.3 million and zero as of December 31, 2009 and 2008, respectively.

The working capital facility and lines of credit contain certain affirmative and negative covenants, which could restrict our operations. If we were to default on our obligations under any of these facilities, we would not be permitted to draw additional amounts, and the lenders could accelerate our obligation to pay all outstanding amounts.

Secured Equipment and Property Financing

Our secured equipment and property financing consists of loans secured with specific assets at our Japanese, Singaporean and Chinese subsidiaries. In May 2004, our Chinese subsidiary entered into a $5.5 million credit facility secured with buildings at one of our Chinese production facilities and is payable ratably through January 2012. The interest rate for the Chinese financing at December 31, 2009 and December 31, 2008, was 5.84% and 8.22%, respectively. Our Chinese subsidiary’s financing agreement contains affirmative and negative covenants, which could restrict our operations, and, if we were to default on our obligations, the lender could accelerate our obligation to repay amounts borrowed under such facilities.

Compliance with Debt Covenants

Our secured bank debt agreements and the indentures governing our senior and senior subordinated notes restrict our ability to pay dividends. We were in compliance with all of our covenants as of December 31, 2009, 2008 and 2007.

Maturities

Total Debt
(In thousands)

Payments due for the year ending December 31,
2010	$88,944
2011	139,631
2012	43,035
2013	501,147
2014	271,428
Thereafter	390,000

Total debt	$1,434,185

13	Pension and Severance Plans

U.S. Defined Contribution Plan

We have a defined contribution plan covering substantially all U.S. employees. Eligible employees can contribute up to 60% of their salary, subject to annual Internal Revenue Service limitations. We match in cash 75% of the employee’s contributions up to a defined maximum as determined on an annual basis. The expense for this plan was $0.9 million, $1.8 million and $1.9 million in 2009, 2008 and 2007, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

Taiwan Defined Contribution Plan

We have a defined contribution plan under the Taiwanese Labor Pension Act in Taiwan whereby employees can contribute up to 6% of salary. We contribute no less than 6% of the employees’ salaries up to a defined maximum into their individual accounts. The expense for this plan was $1.4 million in each of the years ended December 31, 2009, 2008 and 2007.

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

In 2009, we made a total of $83.5 million in voluntary interim severance payments to eligible employees that have elected to receive benefits prior to terminating their employment. During 2008, we completed an early voluntary retirement program at our Korean subsidiary that resulted in $2.3 million in additional special termination benefits (see Note 20). The changes to the balance of our Korean severance accrual are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at the beginning of year	$132,138	$172,325	$143,822
Provision of severance benefits	18,472	17,213	40,972
Severance payments	(91,413)	(12,672)	(10,605)
Loss (gain) on foreign currency	9,923	(44,728)	(1,864)

	69,120	132,138	172,325
Payments remaining with the Korean National Pension Fund	(260)	(961)	(1,401)

Total severance obligation balance at the end of year	68,860	131,177	170,924
Less current portion of accrued severance obligation (Note 11)	4,466	31,584	—

Non-current portion of severance obligation	$64,394	$99,593	$170,924

Foreign Defined Benefit Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit plans (the “Plans”) that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon costs computed by independent actuaries.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Plans’ benefit obligations, fair value of the Plans’ assets and the funded status of the Plans at December 31, 2009 and 2008.

	For the Year Ended
	December 31,
	2009	2008
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$46,977	$76,184
Service cost	4,381	7,064
Interest cost	2,959	4,339
Benefits paid	(1,147)	(3,165)
Actuarial losses (gains)	8,815	(23,900)
Plan amendments	2,700	—
Effects of curtailment	2,788	(232)
Settlement	(9,566)	(8,955)
Foreign exchange loss (gain)	1,087	(4,358)

Projected benefit obligation at end of year	58,994	46,977

Change in plan assets:
Fair value of plan assets at beginning of year	31,005	39,753
Actual gain (loss) on plan assets	3,880	(1,002)
Employer contributions	15,487	8,366
Settlement	(9,566)	(8,955)
Benefits paid	(1,147)	(3,165)
Foreign exchange gain (loss)	1,104	(3,992)

Fair value of plan assets at end of year	40,763	31,005

Funded status of the Plans at end of year	$(18,231)	$(15,972)

	December 31,
	2009	2008
	(In thousands)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost (included in non-current assets)	$444	$1,133
Accrued benefit liability (included in pension and severance obligations)	(18,675)	(17,105)

Net amount recognized at year end	$(18,231)	$(15,972)

The accumulated benefit obligation as of December 31, 2009 and 2008 was $35.9 million and $31.2 million, respectively.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by component, the change in accumulated other comprehensive income (loss) related to our Plans:

	Initial Net	Prior Service	Actuarial Net
	Obligation	Cost	(Loss) Gain	Total
		(In thousands)

Balance at December 31, 2007, net of tax ($1.0 million)	$(215)	$(702)	$(14,054)	$(14,971)

Amortization included in net periodic pension cost,
net of tax (less than $0.1 million)	73	66	487	626
Net gain arising during period, net of tax ($0.8 million)	—	—	19,997	19,997

Pension liability adjustments included in other comprehensive loss, net of tax ($0.9 million)	73	66	20,484	20,623

Balance at December 31, 2008, net of tax ($0.1 million)	$(142)	$(636)	$6,430	$5,652

Amortization included in net periodic pension cost,
net of tax (less than $0.1 million)	64	80	(17)	127
Net (loss) arising during period, net of tax ($0.7 million)	—	—	(12,759)	(12,759)

Pension liability adjustments included in other comprehensive income, net of tax ($0.8 million)	64	80	(12,776)	(12,632)

Balance at December 31, 2009, net of tax ($0.8 million)	$(78)	$(556)	$(6,346)	$(6,980)

Estimated amortization of cost to be included in 2010 net periodic pension cost	$13	$283	$26	$322

The $12.8 million, net, unrealized loss included in other comprehensive income for 2009 is primarily a result of a decrease in the discount rate related to our Philippines plan. The decrease in the discount rate is due to decreases in the yield of high quality fixed income instruments in the Philippines.

Information for pension plans with benefit obligations in excess of plan assets are as follows:

	December 31,
	2009	2008
	(In thousands)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$53,051	$42,159
Aggregate fair value of plan assets	34,376	25,054
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	14,185	9,510
Aggregate fair value of plan assets	328	294

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the net periodic pension costs for each of the three years ended December 31, 2009.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Components of net periodic pension cost and total pension expense:
Service cost	$4,381	$7,064	$6,360
Interest cost	2,959	4,339	3,670
Expected return on plan assets	(1,350)	(2,655)	(1,893)
Amortization of transitional obligation	64	73	78
Amortization of prior service cost	80	66	61
Recognized actuarial (gain) loss	(17)	539	467

Net periodic pension cost	6,117	9,426	8,743
Curtailments	(528)	1,552	—
Settlements	(586)	—	—

Total pension expense	$5,003	$10,978	$8,743

	For the Year Ended December 31,
	2009	2008	2007

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost	7.9%	6.2%	6.1%
Discount rate for determining benefit obligations at year end	6.4%	7.9%	6.2%
Rate of compensation increase for determining net periodic pension cost	5.7%	7.1%	7.0%
Rate of compensation increase for determining benefit obligations at year end	5.9%	6.1%	7.1%
Expected rate of return on plan assets for determining net periodic pension cost	5.7%	5.6%	6.0%

The measurement date for determining the Plans’ assets and benefit obligations was December 31, each year. Discount rates were generally derived from yield curves constructed from foreign government bonds for which the timing and amount of cash outflows approximate the estimated payouts.

The expected rate of return assumption is based on weighted-average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets and include input from our actuaries. We have no control over the direction of our investments in our Taiwanese defined benefit plans as the local Labor Standards Law Fund mandates such contributions into a cash account balance at the Central Trust of China. The Japanese defined benefit pension plans are non-funded plans, and as such, no assets exist related to these plans. Our investment strategy for our Philippine defined benefit plan is based on long-term, sustained asset growth through low to medium risk investments. The current rate of return assumption targets are based on an asset allocation strategy for our Philippine plan assets of 20% to 75% international market debt, 10% to 30% international equities (primarily U.S. and Europe) and 0% to 5% international fixed-income securities. The remainder of the portfolio will contain other investments such as cash, short-term investments and common stock. At December 31, 2009, 2008 and 2007, Philippine plan assets included $0.7 million and $0.2 million and $0.9 million, respectively, of Amkor common stock.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of our pension plan assets at December 31, 2009, by asset category utilizing the fair value hierarchy as discussed in Note 15, are as follows:

	Fair Value Measurements at December 31, 2009
	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Cash and cash equivalents	$13,578	$—	$—	$13,578
Equity securities
Foreign investments	6,984	—	—	6,984
U.S. securities	5,538	—	—	5,538

	12,522	—	—	12,522
Bonds
Foreign government bonds	9,316	2,500	—	11,816
Foreign treasury notes	2,078	—	—	2,078

	11,394	2,500	—	13,894
Other	183	586	—	769

Total	$37,677	$3,086	$—	$40,763

Our other category of plan assets includes receivables, payables and real estate.

We contributed $15.4 million, $8.6 million and $7.4 million to the Plans during 2009, 2008 and 2007, respectively, and we expect to contribute $6.4 million during 2010. We closely monitor the funded status of the Plans with respect to legislative requirements. We intend to make at least the minimum contribution required by law each year.

The estimated future benefit payments related to our foreign defined benefit plans are as follows:

2010	$2,902
2011	4,009
2012	3,640
2013	4,014
2014	4,436
2015 to 2019	32,140

14.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	December 31,
	2009	2008
	(In thousands)

Customer advances and deferred revenue	$1,860	$15,654
Other non-current liabilities	7,203	14,894

Total other non-current liabilities	$9,063	$30,548

Customer advances relate to supply agreements with customers where we commit capacity in exchange for customer prepayment of services.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

15.	Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring basis

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$176,271	$—	$—	$176,271
Restricted cash money market funds	7,740	—	—	7,740

The following table presents the financial liabilities that are not recorded at fair value but which require fair value disclosure as of December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
	(In thousands)

Carrying value of debt	$1,434,185	$1,493,360

Fair value of debt:
Publicly quoted trading prices (Level 1)	$1,509,079	$730,175
Market based assumptions (Level 2)	359,595	176,483

Total fair value of debt	$1,868,674	$906,658

Publicly quoted trading prices are based on the prices reported on the respective balance sheet dates. Market based assumptions include current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring basis

Effective January 1, 2009, we adopted the fair value accounting standard for nonrecurring measurements. Assets and liabilities measured at fair value on a nonrecurring basis include impairment measurements when

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

required for long-lived assets. For us, long-lived assets include property, plant and equipment, intangible assets and an equity investment. We expensed all remaining goodwill as of December 31, 2008 (See Note 9).

Impairment losses recognized in 2009 were primarily due to machinery and equipment. Appraisals were used to value $3.1 million of machinery and equipment held for sale at December 31, 2009. Impairment losses on property, plant and equipment included in cost of sales were $6.0 million, $12.1 million and $7.2 million for the years ended 2009, 2008 and 2007, respectively. Impairment losses included in research and development expenses were $2.6 million for the year ended 2009 and zero for the years ended 2008 and 2007.

16.	Commitments and Contingencies

As of December 31, 2009, we have outstanding $3.5 million of standby letters of credit and have an additional $21.5 million available under our senior secured credit facility. Such standby letters of credit are used in our ordinary course of business and are collateralized by our cash balances.

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

On January 9, 2009, the panel issued the final damage award in this matter awarding Tessera $60.6 million in damages for past royalties due under the License Agreement. The award was for the period March 2, 2002 through December 1, 2008. The final award, plus interest, and the royalties for December 2008, were paid when due in February 2009.

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We filed our response to Tessera’s answer on January 15, 2010 denying Tessera’s claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008.

While we believe we are a licensee in good standing and are paying all royalties to Tessera due under the License Agreement, the outcome of this matter is uncertain and an adverse decision could have a material adverse effect on our results of operations, cash flows and financial condition.

In connection with the new arbitration proceeding, we deposited $5.1 million in an escrow account, which is classified as restricted cash in non-current assets at December 31, 2009. This amount represented our good faith estimate of the disputed amount of royalties that we expected Tessera to allege that we owe on packages assembled by us for one of our customers for the period from December 2, 2008 through June 30, 2009. We deposited an additional $6.1 million in escrow in February 2010 covering the period from July 1 through December 31, 2009. We do not believe that the funds held in escrow are owed to Tessera and these funds may only be distributed upon the order of the panel in the current arbitration proceeding.

Securities Class Action Litigation

On January 23, 2006, a purported securities class action suit entitled Nathan Weiss et al. v. Amkor Technology, Inc. et al., was filed in U.S. District Court for the Eastern District of Pennsylvania against Amkor and certain of its current and former officers. Subsequently, other law firms filed two similar cases, which were consolidated with the initial complaint. The plaintiffs amended the complaint to add additional officer, director and former director defendants and alleged improprieties in certain option grants. The amended complaint further alleged that defendants improperly recorded and accounted for the options in violation of generally accepted accounting principles and made materially false and misleading statements and omissions in its disclosures in violation of the federal securities laws, during the period from July 2001 to July 2006. The amended complaint sought certification as a class action pursuant to Fed. R. Civ. Proc. 23, compensatory damages, costs and expenses, and such other further relief as the Court deems just and proper. On December 28, 2006, pursuant to motion by defendants, the U.S. District Court for the Eastern District of Pennsylvania transferred this action to the U.S. District Court for the District of Arizona.

On September 25, 2007, the U.S. District Court for the District of Arizona dismissed this case with prejudice. On October 23, 2007, plaintiffs filed an appeal from the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

On December 10, 2008, the parties entered into a memorandum of understanding to settle this case. The parties subsequently filed formal settlement documentation with the court, under which Amkor and the other defendants will receive a full and complete release of all claims in the litigation in exchange for payment of an aggregate amount of $11.3 million. The directors and officers’ liability insurance carrier and Amkor paid $9.0 million and

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

$2.3 million, respectively, into a settlement fund during the three months ended September 30, 2009. On November 18, 2009, the U.S. District Court for the District of Arizona issued a final order approving the parties’ settlement agreement described above. On January 21, 2010, plaintiffs appeal to the U.S. Court of Appeals for the Ninth Circuit was dismissed.

Securities and Exchange Commission Investigation

In August 2005, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation regarding certain activities with respect to Amkor securities. The investigation related initially to transactions in our securities and was later expanded to include our historical stock option practices. We have fully cooperated with the SEC throughout this investigation. Based on recent communications with the SEC, Amkor believes the investigation is now closed and that there will be no enforcement action by the SEC.

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

In November 2003, we also filed a complaint in the Northern District of California, alleging infringement of the Amkor Patents and seeking an injunction enjoining Carsem from further infringing the Amkor Patents, compensatory damages, and treble damages due to willful infringement plus interest, costs and attorney’s fees. This District Court action has been stayed pending resolution of the ITC case.

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

On December 16, 2009, the Commission ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The Commission remanded the investigation to the ALJ to make further findings in light of the Commission’s ruling by March 22, 2010, and extended the target date for completion of the investigation to July 20, 2010.

Leases

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

(In thousands)

2010	$10,172
2011	5,598
2012	5,384
2013	5,876
2014	6,332
Thereafter	9,727

Total	$43,089

Rent expense amounted to $18.3 million, $19.7 million and $19.4 million for 2009, 2008 and 2007, respectively.

17.	Related Party Transactions

We purchase leadframe inventory from Acqutek Semiconductor & Technology Co., Ltd. James J. Kim, our Executive Chairman of the Board of Directors, owns approximately 16.2% of Acqutek Semiconductor & Technology Co., Ltd. The purchases are arms-length transactions on terms consistent with our non-related party vendors. During 2009, 2008 and 2007, purchases from Acqutek Semiconductor & Technology Co., Ltd. were $11.4 million, $15.7 million and $18.7 million, respectively. Amounts due to Acqutek Semiconductor & Technology Co., Ltd. at December 31, 2009 and 2008 were $1.6 million and $0.8 million, respectively.

Mr. JooHo Kim is an employee of Amkor and a brother of Mr. James J. Kim, our Executive Chairman of the Board of Directors. Mr. JooHo Kim, together with his wife and children, own 100% of Jesung C&M, a company that provided cafeteria services to Amkor Technology Korea, Inc. The contract terms expired on February 28, 2009, and the contract with Jesung C&M was not renewed. During 2009, 2008 and 2007, purchases from Jesung C&M were $0.4 million, $5.3 million and $6.2 million, respectively. No amount was due to Jesung C&M at December 31, 2009.

18.	Business Segments, Customer Concentrations and Geographic Information

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

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

on the surface of a wafer. The packaged chips are then tested using sophisticated equipment to ensure that each packaged chip meets its design and performance specifications.

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information concerning reportable segments is shown in the following table. For 2009, the “other” column includes exit costs associated with contractual obligations for our Singapore land and building leases as well as abandoned leasehold improvements and asset impairments (see Note 20).

	Packaging	Test	Other	Total
	(In thousands)

Year Ended December 31, 2009
Net sales	$1,933,600	245,237	272	$2,179,109
Gross profit	$429,295	57,652	(6,551)	$480,396
Year Ended December 31, 2008
Net sales	$2,343,514	314,299	789	$2,658,602
Gross profit	$472,986	88,645	107	$561,738
Year Ended December 31, 2007
Net sales	$2,430,387	309,633	(575)	$2,739,445
Gross profit	$577,841	103,411	621	$681,873
Gross Property, Plant and Equipment
December 31, 2009	$2,689,005	753,234	135,116	$3,577,355
December 31, 2008	$2,664,712	741,860	138,947	$3,545,519

The following table presents net sales by country based on the location of our customer:

	Net Sales
	2009	2008	2007
	(In thousands)

China (including Hong Kong)	$52,283	$85,666	$147,156
Japan	260,500	240,756	267,648
Korea	76,786	126,618	145,999
Singapore	482,333	657,573	650,037
Taiwan	138,793	194,305	206,149
Other foreign countries	414,589	379,381	363,008

Total foreign countries	1,425,284	1,684,299	1,779,997
United States	753,825	974,303	959,448

Total net sales	$2,179,109	$2,658,602	$2,739,445

One customer exceeded 10% of our consolidated net sales in 2009, of which the majority is included in our packaging segment. No customer exceeded 10% of consolidated net sales in either 2008 or 2007.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents property, plant and equipment, net, based on the physical location of the asset:

	Property, Plant and Equipment, net
	2009	2008	2007
	(In thousands)

China	$229,666	$239,734	$211,315
Japan	22,609	17,603	18,462
Korea	555,800	593,202	576,666
Philippines	219,865	261,741	262,915
Singapore	46,307	90,620	105,804
Taiwan	238,125	219,592	217,230
Other foreign countries	93	146	156

Total foreign countries	1,312,465	1,422,638	1,392,548
United States	52,165	51,125	62,563

Total property, plant and equipment, net	$1,364,630	$1,473,763	$1,455,111

19.	Acquisitions

Acquisition of Unitive Semiconductor Taiwan Corporation

In 2004, we acquired approximately 60% of the capital stock of Unitive Semiconductor Taiwan Corporation (“UST”), a Taiwan-based provider of wafer bumping services. In January 2006, we acquired an additional 39% of the capital stock. In August 2009, we acquired additional capital stock and our combined ownership of UST exceeds 99.9% at December 31, 2009.

The original transaction included a provision for a contingent, performance-based earn-out which could increase the value of the transaction. The earn-out was based on the performance of that subsidiary for the twelve month period ended January 31, 2007. In March 2007, we increased goodwill by $0.8 million for additional consideration paid with respect to the UST earn-out provision. As of December 31, 2009, 2008 and 2007, we reflect as a noncontrolling interest the percentage of UST which we do not own in our Consolidated Financial Statements.

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Restructuring and Reduction in Force

As part of our on going efforts to improve factory performance and manage costs, we regularly evaluate our staffing levels compared to business needs. The following table summarizes our exit activities and reduction in force initiatives associated with these activities. “Charges” represents the initial charge related to the exit activity. “Adjustments” represent revisions of estimates. “Cash Payments” and “Non-cash Amounts” consist of the utilization of “Charges”.

		North Carolina
	Reduction in	Manufacturing
	Force	Operation	Singapore Manufacturing Operations
	Employee
	Separation Costs,	Employee	Employee
	Net of Curtailment	Separation	Separation	Contractual	Asset
	Gain (loss)	Costs	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2007	$—	$534	$—	$—	$—	$—	$534
Charges	13,831	1,040	—	—	—	—	14,871
Cash Payments	(12,279)	(792)	—	—	—	—	(13,071)
Non-cash Amounts	(1,552)	—	—	—	—	—	(1,552)

Accrual at December 31, 2008	—	782	—	—	—	—	782
Charges	6,331	1,160	4,782	4,731	2,290	186	19,480
Adjustments	—	(135)	—	(468)	—	—	(603)
Cash Payments	(7,445)	(1,807)	(844)	(2,543)	—	—	(12,639)
Non-cash Amounts	1,114	—	—	1,093	(2,290)	(186)	(269)

Accrual at December 31, 2009	$—	$—	$3,938	$2,813	$—	$—	$6,751

Reduction in Force

During 2008, we reduced our headcount through reductions-in-force and attrition by 1,100 employees. We completed voluntary and involuntary reductions-in-force programs in the U.S and at certain foreign locations. We recorded a charge for special and contractual termination benefits, inclusive of a pension curtailment loss, related to our reductions-in-force of $13.8 million, of which $11.5 million and $2.3 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid as of December 31, 2008. In addition, we paid out $2.5 million in cash with respect to our severance plan obligations (see Note 13) as a result of a reduction-in-force program in Korea.

During the first three months of 2009, we further reduced our headcount through reductions-in-force programs by 1,750 employees in certain foreign locations. We recorded a charge for one-time and contractual termination benefits of $6.3 million, net of a pension curtailment gain, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

North Carolina Manufacturing Operations

During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. We recorded charges for termination benefits during 2008 of $1.0 million, of which $0.7 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. We recorded charges for termination benefits during 2009 of $1.2 million, of

AMKOR TECHNOLOGY, INC.

Notes to Consolidated Financial Statements — (Continued)

which $0.9 million and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We expect to complete our exit plans before the end of 2010. This affects approximately 600 employees and enables us to improve our cost structure by consolidating factories. The majority of the machinery and equipment will be relocated to and utilized in other factories. During 2009, we recorded charges for termination benefits of $4.8 million, of which $3.4 million, $1.3 million, and $0.1 million of the employee separation costs were recorded in cost of sales, selling, general and administrative expenses, and research and development expenses, respectively.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. During 2009, we recorded a charge of $4.7 million representing the expected costs associated with the termination of our lease of one of our facilities that was vacated. In October 2009, we entered into a pre-termination agreement with the lessor and this agreement requires us to make specified payments through January 2010 in exchange for early termination and relief from our existing $1.1 million asset retirement obligation related to the leased property. As a result of remeasuring our remaining expected future lease costs, we reduced our liability by $0.5 million. Asset impairments of $2.3 million relate to non-transferable machinery and equipment as well as abandoned building improvements at the leased facility.

The liability for one-time involuntary termination benefits for employees that will provide service beyond a minimum retention period will be recognized over the future service period. As of December 31, 2009, we expect to incur approximately $2.7 million of additional employee separation costs over the next twelve months.

All amounts accrued at December 31, 2009 are classified in current liabilities.

21.	Gain on Sale of Real Estate and Specialty Test Operations

During 2009, we sold land and dormitory buildings in Korea for $0.8 million in cash and reported a gain of $0.3 million, with no tax effect.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning of	to		(a)	Balance at
	Period	Expense	Write-offs	Other	End of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2007	$2,235	(1,239)	(320)	—	$676
Year ended December 31, 2008	$676	291	(133)	—	$834
Year ended December 31, 2009	$834	(80)	(293)	—	$461
Deferred tax asset valuation allowance:
Year ended December 31, 2007	$328,083	25,408	(54,532)	(7,917)	$291,042
Year ended December 31, 2008	$291,042	3,005	(32,170)	(264)	$261,613
Year ended December 31, 2009	$261,613	(28,056)	(25,666)	1,034	$208,925

(a)	Column represents adjustments to the deferred tax asset valuation allowance directly through stockholders’ equity for changes in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans. For the year ended December 31, 2007, this column also includes a $7.6 million reduction in the valuation allowance associated with the adoption of accounting guidance for uncertain tax positions.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded those disclosure controls and procedures were effective as of that date.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning system in a multi-year program on a company-wide basis. We expect to implement the next phase of modules during 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10, with the exception of information relating to the Code of Business Conduct and Ethical Guidelines as disclosed below, is incorporated herein by reference from the material included under the captions “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2010 Annual Meeting of Stockholders.

Additionally, our Code of Business Conduct and Ethical Guidelines, Code of Ethics for Directors, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Governance Committee and Compensation Committee are available and maintained on our web site (http://www.amkor.com).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the material included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

The information required by this Item 12, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2010 Annual Meeting of Stockholders.

The following table summarizes our equity compensation plans as of December 31, 2009:

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	(b)	Under Equity
	Exercise of	Weighted-Average	Compensation Plan
	Outstanding	Exercise Price of	(Excluding Securities
	Options	Outstanding	Reflected in Column (a))
	(In thousands)	Options	(In thousands)

Equity compensation plans approved by stockholders	8,266	$10.32	16,355 (1)
Equity compensation plans not approved by stockholders	36	17.19	436 (2)

Total equity compensation plans	8,302		16,791

(1)	As of December 31, 2009, a total of 16.4 million shares were reserved for issuance under the 2007 Equity Incentive Plan.

(2)	As of December 31, 2009, a total of 0.4 million shares were reserved for issuance under the 2003 Nonstatutory Inducement Grant Stock Plan, and there is a provision in this plan that restores the number of shares of common stock reserved for issuance under the plan to 0.3 million as of each January 1. On January 1, 2010, no additional shares were added to the plan pursuant to the annual restoration provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the material included under the captions “Certain Relationships and Related Transactions,” and “Proposal One — Election of Directors” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the material included under “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed pursuant to Regulation 14A) for our 2010 Annual Meeting of Stockholders.

PART IV

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
Kenneth T. Joyce
President and Chief Executive Officer
Date: February 24, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth T. Joyce and Joanne Solomon, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth T. Joyce Kenneth T. Joyce	President and Chief Executive Officer	February 24, 2010

/s/ Joanne Solomon Joanne Solomon	Executive Vice President and Chief Financial Officer	February 24, 2010

/s/ James J. Kim James J. Kim	Executive Chairman	February 24, 2010

/s/ Roger A. Carolin Roger A. Carolin	Director	February 24, 2010

/s/ Winston J. Churchill Winston J. Churchill	Director	February 24, 2010

/s/ John T. Kim John T. Kim	Director	February 24, 2010

/s/ John F. Osborne John F. Osborne	Director	February 24, 2010

Stephen G. Newberry	Director

/s/ James W. Zug James W. Zug	Director	February 24, 2010

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated as of June 3, 2004, by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Certain Shareholders of Unitive Semiconductor Taiwan Corporation, along with Letter Agreement dated July 9, 2004 regarding Amendment to Stock Purchase Agreement and Loan Agreement by and among Amkor Technology, Inc., Unitive Semiconductor Taiwan Corporation and Sellers’ Representative on Behalf of each Seller.(8)
2.2	Sales Contract of Commodity Premises between Shanghai Waigaoqiao Free Trade Zone Xin Development Co., Ltd. and Amkor Assembly & Test (Shanghai) Co., Ltd. dated May 7, 2004.(7)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Correction to Certificate of Incorporation.(3)
3.3	Restated Bylaws.(21)
4.1	Specimen Common Stock Certificate.(2)
4.2	Indenture dated May 8, 2003, between Amkor Technology, Inc. and U.S. Bank N.A., relating to the 7.75% Senior Notes due May 15, 2013.(4)
4.3	Indenture dated March 12, 2004, between Amkor Technology, Inc. and Wells Fargo Bank, N.A., relating to the 7.125% Senior Notes due March 15, 2011.(6)
4.4	Indenture, dated November 18, 2005, by and between Amkor Technology, Inc. and U.S. National Bank Association as Trustee, 6.25% Convertible Subordinated Notes due 2013.(11)
4.5	Indenture, dated May 26, 2006, among Amkor Technology, Inc., the Guarantors party thereto and U.S. Bank National Association, relating to the 9.25% Senior Notes due 2016.(12)
4.6	Indenture, dated May 26, 2006, between Amkor Technology, Inc. and U.S. Bank National Association, relating to the 2.50% Convertible Senior Subordinated Notes due 2011.(12)
4.7	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(13)
4.8	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(13)
4.9	Supplemental Indenture, dated as of June 30, 2006, among Amkor, AIH, ATL, ATP and U.S. Bank, as Trustee, to Indenture, dated as of May 26, 2006, among Amkor and U.S. Bank, regarding Amkor’s 9.25% Senior Notes due 2016.(13)
4.10	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(9)
4.11	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(9)
4.12	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(9)
4.13	Supplemental Indenture, dated as of October 29, 2004, among Amkor, Unitive Electronics and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(9)
4.14	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and U.S. Bank, as Trustee, to Indenture, dated as of May 8, 2003, among Amkor and U.S. Bank, regarding Amkor’s 7.75% Senior Notes due 2013.(10)
4.15	Supplemental Indenture, dated as of January 5, 2005, among Amkor, AIH, P-Four, ATL, AAP and Wells Fargo Bank, N.A., as Trustee, to Indenture, dated as of March 12, 2004, among Amkor and Wells Fargo Bank, N.A., regarding Amkor’s 7.125% Senior Notes due 2011.(10)
4.16	Indenture, dated as of April 1, 2009, between Amkor Technology, Inc. and U.S. Bank National Association, as trustee regarding 6.00% Convertible Senior Subordinated Notes due 2014.(18)

4.17	Form of Note for Amkor’s 6.00% Convertible Senior Subordinated Notes due 2014.(18)
4.18	Letter Agreement, dated March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(18)
10.1	Form of Indemnification Agreement for directors and officers.(2)
10.2	1998 Stock Plan, as amended.(17)*
10.3	Form of Stock Option Agreement under the 1998 Stock Plan.(11)*
10.4	Contract of Lease between Corinthian Commercial Corporation and Amkor/Anam Pilipinas Inc., dated October 1, 1990.(1)
10.5	Contract of Lease between Salcedo Sunvar Realty Corporation and Automated Microelectronics, Inc., dated May 6, 1994.(1)
10.6	Lease Contract between AAPI Realty Corporation and Amkor/Anam Advanced Packaging, Inc., dated November 6, 1996.(1)
10.7	1998 Director Option Plan and form of agreement thereunder.(2)*
10.8	2003 Nonstatutory Inducement Grant Stock Plan, as amended.(17)*
10.9	2007 Equity Incentive Plan.(15)*
10.10	Form of Stock Option Agreement under the 2007 Equity Incentive Plan.(16)*
10.11	2007 Executive Incentive Bonus Plan.(15)*
10.12	Credit Facility Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.13	Additional Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.14	General Terms and Conditions for Bank Credit Transactions, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.15	Kun-Mortgage Agreement, dated March 30, 2007, between Woori Bank and Amkor Technology Korea, Inc.(14)
10.16	Kun-Guarantee, dated March 30, 2007, delivered by Amkor Technology, Inc. to Woori Bank.(14)
10.17	Voting Agreement by and among Amkor Technology, Inc. and the Investors named therein, dated November 18, 2005.(11)
10.18	Working Capital Facility Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. And Amkor Assembly and Test (Shanghai) Co., Ltd.(20)
10.19	Real Property Mortgage Agreement, dated January 20, 2009, between China Construction Bank Co., Ltd. and Amkor Assembly and Test (Shanghai) Co., Ltd.(20)
10.20	2009 Voting Agreement, dated as of March 26, 2009, between Amkor Technology, Inc., James J. Kim and 915 Investments, LP.(18)
10.21	Amended and Restated Loan and Security Agreement, dated as of April 16, 2009, among Amkor Technology, Inc., its subsidiaries from time to time party thereto, the lending institutions from time to time party thereto and Bank of America, N.A., as administrative agent.(19)
10.22	Separation of Employment and Release Agreement, dated October 8, 2009, by and between KyuHyun Kim and Amkor Technology Korea, Inc.(22)*
12.1	Computation of Ration of Earnings to Fixed Charges
14.1	Amkor Technology, Inc. Code of Business Conduct and Ethical Guidelines.(5)
14.2	Amkor Technology, Inc. Director Code of Ethics.(5)
21.1	List of subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Kenneth T. Joyce, Chief Executive Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Joanne Solomon, Chief Financial Officer of Amkor Technology, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed October 6, 1997 (File No. 333-37235).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 1997, as amended on March 31, 1998 (File No. 333-37235).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 8, 1998, as amended on August 26, 1998 (File No. 333-49645).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2003.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed March 4, 2004.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2004.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2004.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2005.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2008.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 7, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2009.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 6, 2009.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 5, 2009.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2009.