Form 10-Q
period 2010-03-31
AMKOR TECHNOLOGY INC
filed 2010-05-05
CIK 1047127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2010 was 183,731,815.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMKOR TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands, except per share data)

Net sales	$645,738	$388,776
Cost of sales	508,782	340,737

Gross profit	136,956	48,039

Operating expenses:
Selling, general and administrative	56,296	50,068
Research and development	11,673	10,147

Total operating expenses	67,969	60,215

Operating income (loss)	68,987	(12,176)

Other (income) expense
Interest expense	22,369	26,577
Interest expense, related party	3,812	1,562
Interest income	(733)	(432)
Foreign currency loss (gain)	975	(12,068)
Gain on debt retirement, net	—	(8,996)
Equity in earnings of unconsolidated affiliate	(1,101)	—
Other (income) expense, net	(241)	59

Total other expense, net	25,081	6,702

Income (loss) before income taxes	43,906	(18,878)
Income tax (benefit) expense	(167)	3,081

Net income (loss)	44,073	(21,959)
Net loss (income) attributable to noncontrolling interests	224	(133)

Net income (loss) attributable to Amkor	$44,297	$(22,092)

Net income (loss) attributable to Amkor per common share:
Basic	$0.24	$(0.12)

Diluted	$0.18	$(0.12)

Shares used in computing per common share amounts:
Basic	183,226	183,035
Diluted	282,509	183,035

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$425,473	$395,406
Restricted cash	2,679	2,679
Accounts receivable:
Trade, net of allowances	362,894	328,252
Other	19,162	18,666
Inventories	167,072	155,185
Other current assets	38,173	32,737

Total current assets	1,015,453	932,925
Property, plant and equipment, net	1,361,884	1,364,630
Intangibles, net	8,836	9,975
Investments	19,859	19,108
Restricted cash	12,937	6,795
Other assets	96,729	99,476

Total assets	$2,515,698	$2,432,909

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$125,605	$88,944
Trade accounts payable	384,719	361,263
Accrued expenses	171,188	155,630

Total current liabilities	681,512	605,837
Long-term debt	1,052,422	1,095,241
Long-term debt, related party	250,000	250,000
Pension and severance obligations	89,739	83,067
Other non-current liabilities	7,510	9,063

Total liabilities	2,081,183	2,043,208

Commitments and contingencies (see Note 15)
Equity:
Amkor stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, designated Series A, none issued	—	—
Common stock, $0.001 par value, 500,000 shares authorized, issued and outstanding of 183,242 in 2010 and 183,171 in 2009	183	183
Additional paid-in capital	1,501,573	1,500,246
Accumulated deficit	(1,077,944)	(1,122,241)
Accumulated other comprehensive income	4,435	5,021

Total Amkor stockholders’ equity	428,247	383,209
Noncontrolling interests in subsidiaries	6,268	6,492

Total equity	434,515	389,701

Total liabilities and equity	$2,515,698	$2,432,909

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$44,073	$(21,959)
Depreciation and amortization	75,805	79,949
Gain on debt retirement, net	—	(8,996)
Other operating activities and non-cash items	(1,419)	2,943
Changes in assets and liabilities	(14,730)	(115,131)

Net cash provided by (used in) operating activities	103,729	(63,194)

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,092)	(42,821)
Proceeds from the sale of property, plant and equipment	364	144
Financing lease payment from unconsolidated affiliate	4,896	—
Other investing activities	(6,168)	(3,635)

Net cash used in investing activities	(68,000)	(46,312)

Cash flows from financing activities:
Borrowings under revolving credit facilities	3,261	—
Payments under revolving credit facilities	(34,253)	—
Proceeds from issuance of short-term working capital facility	15,000	15,000
Payments of short-term working capital facility	(15,000)	—
Proceeds from issuance of long-term debt	38,824	—
Payments of long-term debt, net of discount	(13,661)	(34,725)
Payments for debt issuance costs	(166)	(2,572)
Proceeds from issuance of stock through stock compensation plans	399	—

Net cash used in financing activities	(5,596)	(22,297)

Effect of exchange rate fluctuations on cash and cash equivalents	(66)	(1,034)

Net increase (decrease) in cash and cash equivalents	30,067	(132,837)
Cash and cash equivalents, beginning of period	395,406	424,316

Cash and cash equivalents, end of period	$425,473	$291,479

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,623	$15,888
Income taxes	1,081	1,422

The accompanying notes are an integral part of these statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

Basis of Presentation.  The Consolidated Financial Statements and related disclosures as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2009 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2009 filed on Form 10-K with the SEC on February 24, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. All references to “Amkor,” “we,” “us,” “our” or the “company” are to Amkor Technology, Inc. and our subsidiaries.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

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

Recently Adopted Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This ASU codified consolidation guidance previously issued in June 2009 which applies to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This standard is effective for fiscal years beginning after November 15, 2009. Our adoption of ASU 2009-17 on January 1, 2010, did not have an impact on our financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This ASU codified guidance previously issued in June 2009 which amends existing derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. Our adoption of ASU 2009-16 on January 1, 2010, did not have an impact on our financial statements.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Stock Compensation Plans

All of our share-based payments to employees, including grants of employee stock options and restricted share stocks, are measured at fair value and expensed over the service period (generally the vesting period). The following table presents stock-based compensation expense attributable to stock options and restricted stock shares. There is no deferred income tax benefit in either period.

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Stock options	$622	$779
Restricted stock shares	306	—

Total stock-based compensation expense	$928	$779

The following table presents stock-based compensation expense as included in the Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Cost of sales	$7	$56
Selling, general, and administrative	820	607
Research and development	101	116

Stock-based compensation expense	$928	$779

The following is a summary of all common stock option activity for the three months ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual	Value
	(In thousands)	Per Share	Term (Years)	(In thousands)

Outstanding at December 31, 2009	8,302	$10.35
Granted	—	—
Exercised	(71)	5.59
Forfeited or expired	(63)	24.65

Outstanding at March 31, 2010	8,168	10.28	4.0	$2,960

Exercisable at March 31, 2010	7,225	10.44	3.4	$2,632

Fully vested and expected to vest at March 31, 2010	8,076	10.30	3.9	$2,933

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following assumptions were used in the Black-Scholes option pricing model to calculate weighted average fair values of the options granted for the three months ended March 31, 2009. There were no options granted during the three months ended March 31, 2010.

For the Three
Months Ended
March 31, 2009

Expected life (in years)	5.9
Risk-free interest rate	2.3%
Volatility	84%
Dividend yield	—
Weighted average grant date fair value per option granted	$1.36

The intrinsic value of options exercised for the three months ended March 31, 2010 was $0.1 million. There were no options exercised during the three months ended March 31, 2009. For the three months ended March 31, 2010, cash received for stock option exercises was $0.4 million, while no cash was received in the three months ended March 31, 2009. There was no tax benefit realized. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Total unrecognized compensation expense from stock options, including a forfeiture estimate, was approximately $4.6 million as of March 31, 2010, which is expected to be recognized over a weighted-average period of 2.2 years beginning April 1, 2010. To the extent the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Restricted Stock Shares

In February 2010, we granted 472,000 restricted stock shares to employees under the 2007 Equity Incentive Plan. The restricted stock shares vest ratably over 4 years, with 25% of the shares at the end of the first year, and 1/48th each month thereafter, such that 100% of the shares will become vested on the fourth anniversary of the award date. Although ownership of the restricted stock shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant.

The valuation of restricted stock shares is determined based on the fair market value of the underlying shares on the date of the grant and amortized on a straight-line basis over the 4 year vesting period. The unrecognized compensation cost of nonvested awards, including a forfeiture estimate, was $2.4 million as of March 31, 2010, which is expected to be recognized over a weighted average period of approximately 3.7 years beginning April 1, 2010. To the extent the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes our restricted stock activity for the three months ended March 31, 2010:

	Number of	Weighted Average
	Shares	Grant-Date
	(In thousands)	Fair Value

Nonvested at December 31, 2009	—
Awards granted	472	$5.96
Awards vested	—
Awards forfeited	—

Nonvested at March 31, 2010	472	$5.96

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Income Taxes

Our income tax benefit of $0.2 million for the three months ended March 31, 2010 reflects $1.1 million of expense primarily related to income taxes at certain of our foreign operations, foreign withholding taxes and minimum taxes which were offset by reductions in unrecognized tax benefits. Our income tax expense reflects income taxed in foreign jurisdictions where we benefit from tax holidays. At March 31, 2010, we had U.S. net operating loss carryforwards totaling $361.5 million, which expire at various times through 2029. Additionally, at March 31, 2010, we had $68.8 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020.

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

Our gross unrecognized tax benefits decreased from $5.1 million at December 31, 2009 to $4.1 million as of March 31, 2010 primarily because of expired statutes of limitations related to the use of such benefits. All of the March 31, 2010 balance of $4.1 million, if recognized, would affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by up to $1.8 million within the next twelve months related to our eligibility for certain tax incentives in a foreign jurisdiction. Our unrecognized tax benefits are subject to change as examinations of tax years are completed. Tax return examinations involve uncertainties and there can be no assurances regarding the outcome of examinations.

5.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Amkor common stockholders by the weighted average number of common shares outstanding during the period. The accounting framework for calculating earnings per share includes guidance on unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 3, we granted shares of restricted stock which entitle recipients to have voting and nonforfeitable dividend rights from the date of grant. As a result, we have applied the two-class method to determine earnings per share.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options, unvested restricted shares and convertible debt. The basic and diluted EPS amounts are the same for the three months ended March 31, 2009, as a result of the potentially diluted securities being antidilutive due to a net loss. The following table summarizes the computation of basic and diluted EPS:

	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)

Net income (loss) attributable to Amkor	$44,297	$(22,092)
Income allocated to nonvested restricted stock	(114)	—

Net income (loss) available to Amkor common stockholders	44,183	(22,092)
Adjustment for dilutive securities on net income:
Interest on 2.5% convertible notes due 2011, net of tax	329	—
Interest on 6.25% convertible notes due 2013, net of tax	1,592	—
Interest on 6.0% convertible notes due 2014, net of tax	4,026	—

Net income (loss) attributable to Amkor — diluted	$50,130	$(22,092)

Weighted average shares outstanding — basic	183,226	183,035
Effect of dilutive securities:
Stock options	299	—
Unvested restricted shares	57
2.5% convertible notes due 2011	2,918	—
6.25% convertible notes due 2013	13,351	—
6.0% convertible notes due 2014	82,658	—

Weighted average shares outstanding — diluted	282,509	183,035

Net income (loss) attributable to Amkor per common share:
Basic	$0.24	$(0.12)
Diluted	0.18	(0.12)

The following table summarizes the potential shares of common stock that were excluded from diluted EPS, because the effect of including these potential shares was antidilutive:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)

Stock options	6,898	9,165
6.25% convertible notes due 2013	—	13,351
2.5% convertible notes due 2011	—	7,589

Total potentially dilutive shares	6,898	30,105

Stock options excluded from diluted EPS because the exercise price was greater than the average market price of the common shares	6,898	9,163

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Equity and Comprehensive Income

The following table reflects the changes in equity and comprehensive income attributable to both Amkor and the noncontrolling interests:

		Attributable to
	Attributable to	Noncontrolling
	Amkor	Interests	Total
	(In thousands)

Equity at December 31, 2009	$383,209	$6,492	$389,701
Comprehensive income:
Net income (loss)	44,297	(224)	44,073
Other comprehensive income (loss):
Pension liability adjustment, net of tax	74	—	74
Cumulative translation adjustment	(660)	—	(660)

Total other comprehensive loss	(586)	—	(586)

Comprehensive income (loss)	43,711	(224)	43,487
Issuance of stock through stock options	399	—	399
Stock compensation expense	928	—	928

Equity at March 31, 2010	$428,247	$6,268	$434,515

Equity at December 31, 2008	$237,139	$6,024	$243,163
Comprehensive (loss) income:
Net (loss) income	(22,092)	133	(21,959)
Other comprehensive loss:
Pension liability adjustment, net of tax	(4,434)	—	(4,434)
Cumulative translation adjustment	(7,249)	(182)	(7,431)

Total other comprehensive loss	(11,683)	(182)	(11,865)

Comprehensive loss	(33,775)	(49)	(33,824)
Stock compensation expense	779	—	779

Equity at March 31, 2009	$204,143	$5,975	$210,118

7.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Raw materials and purchased components	$122,493	$119,393
Work-in-process	44,579	35,792

Total inventories	$167,072	$155,185

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Land	$106,441	$106,395
Land use rights	19,945	19,945
Buildings and improvements	842,252	832,782
Machinery and equipment	2,454,617	2,382,220
Software and computer equipment	152,048	151,208
Furniture, fixtures and other equipment	20,891	27,030
Construction in progress	31,191	57,775

	3,627,385	3,577,355
Less accumulated depreciation and amortization	(2,265,501)	(2,212,725)

Total property, plant and equipment, net	$1,361,884	$1,364,630

The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)

Property, plant and equipment additions	$72,737	$24,292
Net change in related accounts payable and deposits	(5,645)	18,529

Purchases of property, plant, and equipment	$67,092	$42,821

9.	Intangible Assets

Acquired intangibles as of March 31, 2010 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$53,085	$(48,567)	$4,518
Supply agreements	14,483	(10,165)	4,318

Total intangibles	$67,568	$(58,732)	$8,836

Acquired intangibles as of December 31, 2009 consist of the following:

		Accumulated
	Gross	Amortization	Net
	(In thousands)

Patents and technology rights	$53,059	$(48,214)	$4,845
Supply agreements	14,483	(9,353)	5,130

Total intangibles	$67,542	$(57,567)	$9,975

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amortization of identifiable intangible assets for the three months ended March 31, 2010 and 2009 was $1.2 million and $2.8 million, respectively. Based on the amortizing assets recognized in our balance sheet at March 31, 2010, amortization for each of the next five years is estimated as follows:

(In thousands)

2010 Remaining	$3,283
2011	2,841
2012	1,064
2013	756
2014	529
Thereafter	363

Total amortization	$8,836

10.	Investments

Investments consist of the following:

	March 31,		December 31,
	2010		2009
	Carrying	Ownership	Carrying	Ownership
	Value	Percentage	Value	Percentage
	(In thousands)

Investment in unconsolidated affiliate	$19,859	30.0%	$19,108	30.0%

J-Devices Corporation

On October 30, 2009, Amkor and Toshiba Corporation (“Toshiba”) invested in Nakaya Microdevices Corporation (“NMD”) and formed a joint venture to provide semiconductor assembly and final testing services in Japan. As a result of the transaction, NMD is now owned 60% by the existing shareholders of NMD, 30% by Amkor and 10% by Toshiba and has changed its name to J-Devices. J-Devices is a variable interest entity, but we are not the primary beneficiary.

Our investment includes our 30% equity interest and call options to acquire additional equity interest. Under the equity method of accounting, we recognize our 30% proportionate share of J-Devices’ net income or loss, which includes J-Devices’ income taxes in Japan during each accounting period. In addition, we record equity method adjustments for the amortization of a basis difference as our carrying value exceeded our equity in the net assets of J-Devices at the date of investment and other adjustments required by the equity method.

In conjunction with entering into the joint venture, one of our existing subsidiaries in Japan purchased assembly and test equipment from Toshiba and leased the equipment to J-Devices under an agreement which is accounted for as a direct financing lease. For the three months ended March 31, 2010, we recognized $0.3 million in interest income. Our lease receivables consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Current (Other accounts receivable)	$11,583	$13,581
Non-current (Other assets)	29,168	32,225

Total lease receivable	$40,751	$45,806

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Payroll and benefits	$54,587	$42,228
Accrued interest	34,014	13,832
Customer advances and deferred revenue	27,764	49,136
Accrued severance plan obligations (Note 13)	4,925	4,466
Income taxes payable	4,635	2,947
Other accrued expenses	45,263	43,021

Total accrued expenses	$171,188	$155,630

12.	Debt

Following is a summary of short-term borrowings and long-term debt:

	March 31,	December 31,
	2010	2009
	(In thousands)

Debt of Amkor Technology, Inc.
Senior secured credit facilities:
$100 million revolving credit facility, LIBOR plus 3.5% — 4.0%, due April 2013	$—	$—
Senior notes:
7.125% Senior notes due March 2011	53,517	53,503
7.75% Senior notes due May 2013	358,291	358,291
9.25% Senior notes due June 2016	390,000	390,000
Senior subordinated notes:
2.5% Convertible senior subordinated notes due May 2011	42,579	42,579
6.0% Convertible senior subordinated notes due April 2014, $150 million related party	250,000	250,000
Subordinated notes:
6.25% Convertible subordinated notes due December 2013, related party	100,000	100,000
Debt of subsidiaries:
Term loan, bank base rate plus 0.5% due April 2014	182,138	192,852
Working capital facility, LIBOR plus 1.7%, due January 2011	15,000	15,000
Revolving credit facilities	—	30,435
Term loan TIBOR plus 0.8%, due September 2012	24,659	—
Term loan TIBOR plus 0.65%, due October 2012	10,478	—
Secured equipment and property financing	1,365	1,525

	1,428,027	1,434,185
Less: Short-term borrowings and current portion of long-term debt	(125,605)	(88,944)

Long-term debt (including related party)	$1,302,422	$1,345,241

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On May 4, 2010, we issued $345 million of our 7.375% Senior Notes due April 2018 (the “2018 Notes”). The 2018 Notes were issued at par and are senior unsecured obligations. Interest is payable semi-annually on May 1 and November 1 of each year at a rate of 7.375%, commencing on November 1, 2010. We will use the proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% senior notes due 2011 and the $358.3 million principal amount of our 7.75% senior notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010.

In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million) term loan with a Taiwanese bank due April 2015. Principal payments are due annually in the first year and semiannually thereafter, and interest payments are due monthly. The term loan accrues interest at the 90-day commercial paper rate plus 0.835%. The interest rate at April 30, 2010 was 2.26%. The term loan is collateralized with certain land, buildings, and equipment in Taiwan. The proceeds will be used for capital expenditures and general corporate purposes.

In March 2010, Amkor Iwate Company, Ltd., a Japanese subsidiary (“AIC”), entered into a 2.5 billion Japanese yen (approximately $28 million) term loan with a Japanese bank due September 2012. Principal amounts borrowed are to be repaid in equal quarterly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at the Tokyo Interbank Offering Rate (“TIBOR”) plus 0.8%. The interest rate at March 31, 2010 was 1.4%. The borrowing outstanding as of March 31, 2010 was $24.6 million. The proceeds of the term loan were used to repay the revolving line of credit with the same bank.

Additionally, in March 2010, AIC entered into a 1.0 billion Japanese yen (approximately $11 million) term loan with another Japanese bank due October 2012. Principal amounts borrowed are to be repaid in equal monthly payments and may be prepaid at any time without penalty. The term loan accrues interest monthly at TIBOR plus 0.65%. The interest rate at March 31, 2010 was 0.84%. The borrowing outstanding was $10.5 million as of March 31, 2010. The term loan is collateralized with certain equipment located at our AIC facilities. The proceeds of the term loan were used to repay the $3.3 million of AIC’s existing revolving line of credit balance and the remaining proceeds will be used for general corporate purposes.

There have been no borrowings under our senior secured credit facility as of March 31, 2010; however, we have utilized $0.5 million of the available letter of credit sub-limit of $25.0 million. The borrowing base for the revolving credit facility is based on the amount of our eligible accounts receivable, which exceeded $100.0 million as of March 31, 2010. This facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to default under the first lien revolving credit facility, we would not be permitted to draw additional amounts, and the banks could accelerate our obligation to pay all outstanding amounts.

Our secured bank debt agreements and the indentures governing our senior, convertible senior subordinated, and subordinated notes contain a number of affirmative and negative covenants which could restrict our operations. We were in compliance with all of our covenants as of March 31, 2010.

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Pension and Severance Plans

Foreign Pension Plans

Our Philippine, Taiwanese and Japanese subsidiaries sponsor defined benefit pension plans that cover substantially all of their respective employees who are not covered by statutory plans. Charges to expense are based upon actuarial analyses. The components of net periodic pension cost for these defined benefit plans are as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$1,450	$1,121
Interest cost	914	774
Expected return on plan assets	(572)	(379)
Amortization of transitional obligation	3	17
Amortization of prior service cost	70	16
Recognized actuarial loss (gain)	7	(23)

Net periodic pension cost	1,872	1,526
Curtailment gain	—	(1,109)

Total pension expense	$1,872	$417

During the three months ended March 31, 2009, we recognized a curtailment gain of $1.1 million related to the remeasurement of two defined benefit plans due to reductions in force programs (see Note 17).

For the three months ended March 31, 2010, we contributed $0.1 million to the pension plans, and we expect to contribute an additional $6 million during 2010.

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

The provision recorded for severance benefits for the three months ended March 31, 2010 and 2009 was $4.2 million and $2.3 million, respectively. The balance recorded in non-current pension and severance obligations for accrued severance at our Korean subsidiary was $69.3 million and $64.4 million at March 31, 2010 and December 31, 2009, respectively.

14.	Fair Value Measurements

The accounting framework for determining fair value for assets and liabilities includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

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

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Cash equivalent money market funds	$172,725	$—	$—	$172,725
Restricted cash	13,846	—	—	13,846

The following table presents the financial instruments that are not recorded at fair value but which require fair value disclosure as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)

Carrying value of debt	$1,428,027	$1,434,185

Fair value of debt:
Publicly quoted trading prices (Level 1)	$1,493,926	$1,509,079
Market based assumptions (Level 2)	346,816	359,595

Total fair value of debt	$1,840,742	$1,868,674

Publicly quoted trading prices are based on the prices reported on the respective balance sheet dates. Market based assumptions include current borrowing rates for similar types of borrowing arrangements adjusted for duration, optionality, and risk profile.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include impairment measurements when required for long-lived assets. For us, long-lived assets include property, plant and equipment, intangible assets and an equity investment. Impairment losses recognized in the three months ended March 31, 2010 and 2009 were primarily related to machinery and equipment. Machinery and equipment appraisals were obtained resulting in nonrecurring fair value measurements of $0.7 million and $0.9 million during the three months ended March 31,

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2010 and 2009, respectively. Impairment losses on property, plant, and equipment included in cost of sales were $0.6 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

15.	Commitments and Contingencies

We have a $100.0 million first lien revolving credit facility that matures in April 2013. The facility has a letter of credit sub-limit of $25.0 million. As of March 31, 2010, we have $0.5 million of standby letters of credit outstanding and have an additional $24.5 million available for letters of credit. Such standby letters of credit are used in the ordinary course of our business and are collateralized by our cash balances.

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
(Unaudited)

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

We filed our response to Tessera’s answer on January 15, 2010 denying Tessera’s claims and filed a motion with the panel seeking priority consideration and phased early determination of issues from the previous arbitration decision, including the proper method for calculating royalties under the License Agreement for periods subsequent to December 1, 2008. On March 28, 2010, the panel granted our request for priority consideration and phased early determination. The panel has scheduled a hearing for September 27 and 28, 2010.

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

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On December 16, 2009, the Commission ordered a review of the ALJ’s Initial Determination. On February 18, 2010, the Commission reversed a finding by the ALJ on the issue of whether a certain invention constitutes prior art to Amkor’s asserted patents. The Commission remanded the investigation to the ALJ to make further findings in light of the Commission’s ruling. On March 22, 2010, the ALJ issued a Supplemental Initial Determination. Although the ALJ’s ruling did not disturb the prior finding that Carsem Dual and Quad Flat No-Lead Packages infringe some of Amkor’s patent claims relating to MicroLeadFrame technology, the ALJ found that some of Amkor’s patent claims are invalid and, as a result, the ALJ did not find a statutory violation of the Tariff Act. The ALJ’s ruling is not final and we are seeking a ruling by the Commission to modify the ALJ’s decision.

The target date for a final ruling by the Commission is July 20, 2010.

16.	Business Segments

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

The accounting policies for segment reporting are the same as those for our Consolidated Financial Statements. We evaluate our operating segments based on gross margin and gross property, plant and equipment. We do not specifically identify and allocate total assets by operating segment. Summarized financial information

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

concerning reportable segments is shown in the following table. For 2010, the “other” column includes exit costs associated with contractual obligations for our Singapore land and building leases as well as asset impairments.

	Packaging	Test	Other	Total
	(In thousands)

Three Months Ended Months March 31, 2010
Net sales	$580,587	65,063	88	$645,738
Gross profit	$122,110	15,221	(375)	$136,956
Three Months Ended Months March 31, 2009
Net sales	$338,939	49,875	(38)	$388,776
Gross profit	$43,869	4,381	(211)	$48,039
Gross Property, Plant and Equipment
March 31, 2010	$2,715,773	770,691	140,921	$3,627,385
December 31, 2009	$2,689,005	753,234	135,116	$3,577,355

17.	Exit Activities and Reductions in Force

As part of our ongoing efforts to improve our manufacturing operations and manage costs, we regularly evaluate our staffing levels and facility requirements compared to business needs.

Singapore Manufacturing Operations

In June 2009, we communicated to our employees the decision to wind-down and exit our manufacturing operations in Singapore. We expect to complete our exit plans before the end of 2010. This affects approximately 600 employees. Our exit plan includes relocating the majority of the machinery and equipment to other factories. The following table summarizes the costs of our exit activities and reduction in force initiatives associated with our Singapore manufacturing operations for the three months ended March 31, 2010. “Charges” represents the initial charge related to the exit activity. “Cash Payments” and “Non-cash Amounts” consist of the utilization of “Charges”.

	Employee
	Separation	Contractual	Asset
	Costs	Obligations	Impairments	Other	Total
	(In thousands)

Accrual at December 31, 2009	$3,938	$2,813	$—	$—	$6,751
Charges	867	41	282	—	1,190
Cash Payments	(397)	(2,854)	—	—	(3,251)
Non-cash Amounts	—	—	(282)	—	(282)

Accrual at March 31, 2010	$4,408	$—	$—	$—	$4,408

The liability for one-time involuntary termination benefits for employees that will provide service beyond a minimum retention period will be recognized over the future service period. During the three months ended March 31, 2010, we recorded charges for termination benefits of $0.9 million, of which $0.6 million, and $0.3 million were recorded in cost of sales and selling, general and administrative expenses, respectively. As of March 31, 2010, we expect to incur approximately $1.8 million of additional employee separation costs during the remainder of 2010.

Contractual obligation costs, asset impairments and other costs are included in costs of goods sold. In January 2010, we made a final payment related to the early termination of our lease of one of our facilities that was vacated

AMKOR TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and relief from our existing $1.1 million asset retirement obligation related to the leased property. Asset impairments of $0.3 million relate to non-transferable machinery and equipment.

All amounts accrued at March 31, 2010 are classified in current liabilities.

Reduction in Force

During the first three months of 2009, we reduced our headcount through reductions-in-force programs by 1,750 employees in certain foreign locations. We recorded a charge for one-time and contractual termination benefits of $6.3 million, net of a pension curtailment gain, of which $5.8 million and $0.5 million were charged to cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to March 31, 2009.

North Carolina Manufacturing Operations

During 2007, we commenced a phased transition of all wafer level processing production from our wafer bumping facility in North Carolina to our facility in Taiwan. All wafer level processing production ceased at our North Carolina facility in the three months ended June 30, 2009, and the North Carolina facility is now exclusively used for research and development activities. We recorded charges for termination benefits during the three months ended March 31, 2009 of $0.6 million, of which $0.5 million and $0.1 million were recorded in cost of sales and selling, general and administrative expenses, respectively. All amounts were paid prior to December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to statements regarding: (1) the amount and timing of our expected capital investments and focus on customer requirements, investments in technology advancements and cost reduction programs, (2) expectations regarding labor and other manufacturing costs in support of higher customer demand, (3) our ability to fund our operating activities for the next twelve months, (4) the effect of capacity utilization rates on our gross margin, (5) the release of valuation allowances related to taxes in the future, (6) the expected use of future cash flows, if any, for the expansion of our business, capital expenditures and the repayment of debt, (7) expected workforce reductions and related severance charges in connection with our plan to exit manufacturing operations in Singapore, (8) our repurchase of outstanding debt in the future, (9) payment of dividends, (10) compliance with our covenants, (11) expected contributions to defined benefit pension plans, (12) liability for unrecognized tax benefits, (13) the effect of foreign currency exchange rate exposure on our financial results, (14) the volatility of the trading price of our common stock, and (15) other statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intend” or the negative of these terms or other comparable terminology. Because such statements include risks and uncertainties, actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following discussion as well as in Part II, Item 1A “Risk Factors” of this Quarterly Report. The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2010 and our liquidity and capital resources. You should read the following discussion in conjunction with Item 1, “Financial Statements” in this Quarterly Report as well as other reports we file with the Securities and Exchange Commission (“SEC”).

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

Our customers include, among others: Altera Corporation; Atmel Corporation; Broadcom Corporation; Infineon Technologies AG; International Business Machines Corporation; LSI Corporation; Qualcomm Incorporated; ST Microelectronics, Pte.; Texas Instruments, Inc. and Toshiba Corporation. The outsourced semiconductor packaging and test market is very competitive. We also compete with the internal semiconductor packaging and test capabilities of many of our customers.

The semiconductor industry has continued to recover from the recent cyclical downtown. Our unit demand increased nearly 1.3 billion units to 2.5 billion units during the three months ended March 31, 2010 compared to 1.2 billion units during the three months ended March 31, 2009, principally driven by the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Our net sales of $645.7 million for the three months ended March 31, 2010 increased $256.9 million or 66% compared to net sales of $388.8 million for the three months ended March 31, 2009. Consumer spending beginning in the second half of 2009 and into the first quarter of 2010 resulted in increased demand for end-user products such as mobile phones, consumer electronics, computers and networking equipment, which require our semiconductor package (sometimes referred to as assembly) and test services. During the three months ended March 31, 2009, we experienced the lowest level of demand during the recent industry downturn.

Sales for the first quarter of 2010 were up across all product lines and end markets due to increased demand following the recovery from the recent economic and industry downturn compared to the three months ended March 31, 2009.

Gross margin of 21.2% for the three months ended March 31, 2010 was up from 12.4% for the three months ended March 31, 2009. Our gross margin for the three months ended March 31, 2010 benefitted from increased levels of demand and the corresponding higher level of utilization of our manufacturing assets. Gross margin in the three months ended March 31, 2010, was also impacted by the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements from the three months ended March 31, 2009. Other factors affecting gross margin in the three months ended March 31, 2010, were increased labor and other manufacturing costs and the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009.

Our net income for the three months ended March 31, 2010 was $44.3 million, or $0.18 per diluted share, compared with a net loss of $22.1 million, or $0.12 per diluted share, for the three months ended March 31, 2009. The net income for the three months ended March 31, 2010 includes a net foreign currency loss of $1.0 million from the remeasurement of certain subsidiaries’ balance sheet items compared to a $12.1 million net foreign currency gain in the three months ended March 31, 2009.

Our capital additions totaled $72.7 million for the three months ended March 31, 2010 which were lower than expected due to extended lead times from equipment suppliers. Our capital additions totaled $24.3 million for the three months ended March 31, 2009. We expect our 2010 capital intensity to be approximately 14% of net sales. Capital additions are focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements, technology advancements and cost reduction programs.

Cash provided by operating activities was $103.7 million for the three months ended March 31, 2010, as compared with cash used in operating activities of $63.2 million for the three months ended March 31, 2009. We experienced positive free cash flow of $36.6 million for the three months ended March 31, 2010, which increased $142.6 million from the prior year comparable period primarily due to approximately $103.7 million of payments made in the three months ended March 31, 2009 relating to the resolution of a patent license dispute and employee benefit and separation payments, as well as reduced business levels in 2009 as a result of the recession. We define free cash flow as net cash provided by operating activities less investing activities related to the acquisition of property, plant and equipment. Free cash flow is not defined by U.S. generally accepted accounting principles (“U.S. GAAP”) and a reconciliation of free cash flow to net cash provided by operating activities is set forth under the caption “Cash Flows” below. Please see “Liquidity and Capital Resources” and “Cash Flows” below for a further analysis of the change in our balance sheet and cash flows during the first three months of 2010.

We believe our financial position and liquidity are sufficient to fund our operating activities for at least the next twelve months. At March 31, 2010, our cash and cash equivalents totaled approximately $425.5 million with an aggregate of $42.8 million of debt due through the end of 2010. On May 4, 2010, we issued $345 million of our 7.375% Senior Notes due 2018. We will use the proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% senior notes due 2011 and the $358.3 million principal amount of our 7.75% senior notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	For the Three
	Months Ended
	March 31,
	2010	2009

Net sales	100.0%	100.0%
Gross profit	21.2%	12.4%
Depreciation and amortization	11.7%	20.6%
Operating income (loss)	10.7%	(3.1)%
Income (loss) before income taxes	6.8%	(4.9)%
Net income (loss) attributable to Amkor	6.9%	(5.7)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales.  Net sales increased $256.9 million, or 66.1%, to $645.7 million in the three months ended March 31, 2010 from $388.8 million in the three months ended March 31, 2009. All product lines increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Packaging Net Sales.  Packaging net sales increased $241.7 million, or 71.3%, to $580.6 million in the three months ended March 31, 2010 from $338.9 million in the three months ended March 31, 2009 because of the broad-based product demand across our package offerings. Packaging unit volume increased in the three months ended March 31, 2010 to 2.5 billion units, compared to 1.2 billion units in the three months ended March 31, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn. The growth in net sales of chip scale packaging services with higher average sales prices per unit contributed to the overall growth in net sales from the three months ended March 31, 2009.

Test Net Sales.  Test net sales increased $15.2 million, or 30.5%, to $65.1 million in the three months ended March 31, 2010 from $49.9 million in the three months ended March 31, 2009 primarily due to the recovery of the semiconductor industry and improved consumer spending following the global economic downturn.

Cost of Sales.  Our cost of sales consists principally of materials, labor, depreciation and manufacturing overhead. Since a substantial portion of the costs at our factories is fixed, relatively modest increases or decreases in our capacity utilization rates can have a significant effect on our gross margin.

Material costs as a percentage of net sales increased to 41.9% for the three months ended March 31, 2010 from 39.2% in the three months ended March 31, 2009 due to change in mix to packages with higher material content as a percentage of net sales and the increased cost of gold.

As a percentage of net sales, labor costs decreased to 13.2% in the three months ended March 31, 2010 from 16.5% in the three months ended March 31, 2009. The decrease in labor costs as a percentage of net sales was due primarily to increased customer demand and the corresponding increase in net sales. The increase in absolute labor dollars is partially due to the restoration in 2010 of some of the compensation costs and other temporary cost reduction initiatives such as foreign subsidy programs which were implemented in 2009. In addition, labor costs in the three months ended March 31, 2010 included a charge of $0.9 million related to workforce reduction programs associated with the wind-down and exit of manufacturing operations in Singapore compared to $6.3 million in the three months ended March 31, 2009 for workforce reduction programs.

As a percentage of net sales, other manufacturing costs decreased to 23.7% in the three months ended March 31, 2010 from 31.9% in the three months ended March 31, 2009 due to increased customer demand and the corresponding increase in net sales. The increase in absolute labor dollars is partially due to the reinstatement of annual bonus programs in 2010 as well as an increase in repairs and maintenance costs primarily due to higher levels of production in our factories.

Gross Profit.  Gross profit increased $89.0 million to $137.0 million, or 21.2% of net sales, in the three months ended March 31, 2010 from $48.0 million, or 12.4% of net sales, in the three months ended March 31, 2009 due primarily to the increased customer demand and the corresponding higher level of utilization of our manufacturing assets during the quarter. Gross margin in the three months ended March 31, 2010, was also impacted by the increased cost of gold used in many of our wirebond packages and the negative impact of foreign currency exchange rate movements from the three months ended March 31, 2009. Other factors affecting gross margin in the three months ended March 31, 2010, were increased labor and other manufacturing costs, and the restoration of some of the compensation costs and other temporary cost reduction initiatives implemented in 2009.

Packaging Gross Profit.  Gross profit for packaging increased $78.2 million to $122.1 million, or 21.0% of packaging net sales, in the three months ended March 31, 2010 from $43.9 million, or 13.0% of packaging net sales, in the three months ended March 31, 2009. The increase in gross margin is primarily attributable to increased customer demand.

Test Gross Profit.  Gross profit for test increased $10.8 million to $15.2 million, or 23.3% of test net sales, in the three months ended March 31, 2010 from $4.4 million, or 8.8% of test net sales, in the three months ended March 31, 2009 due to increased customer demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.2 million, or 12.4%, to $56.3 million in the three months ended March 31, 2010, from $50.1 million in the three months ended March 31, 2009. The increase is primarily driven by the reinstatement of employee compensation and benefit costs that had been reduced in 2009 as part of our cost reduction initiatives through the global economic downturn.

Research and Development.  Research and development activities are currently focused on developing new package solutions, test services and improving the efficiency and capabilities of our existing production processes. Our key areas for research and development are advanced flip chip packaging, 3D packaging, copper pillar bumping, laminate and leadframe packaging, Through Mold Via and Through Silicon Via technology, wafer level packaging services and other manufacturing cost reduction initiatives. Research and development expenses increased $1.6 million to $11.7 million, or 1.8% of net sales in the three months ended March 31, 2010 from $10.1 million, or 2.6% of net sales in the three months ended March 31, 2009. Increased research and development expenses are due to increased expenditures and reinstatement of employee compensation and benefit costs.

Other (Income) Expense, Net.  Other expense, net increased $18.4 million to $25.1 million, or 3.9% of net sales, in the three months ended March 31, 2010 from $6.7 million, or 1.7% of net sales in the three months ended March 31, 2009. This increase was driven by a $1.0 million foreign currency loss in the three months ended March 31, 2010 compared to a $12.1 million foreign currency gain in the three months ended March 31, 2009. In addition, during the three months ended March 31, 2009 we repurchased an aggregate $33.1 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due in 2011, resulting in a net gain of $9.0 million. There were no debt repurchases during the three months ended March 31, 2010.

Income Tax Benefit (Expense).  In the three months ended March 31, 2010, we recorded an income tax benefit of $0.2 million compared to an income tax expense of $3.1 million in the three months ended March 31, 2009. The decrease in income tax expense is primarily attributable to a decline in profits in certain taxable foreign jurisdictions. Our income tax benefit for the three months ended March 31, 2010 is attributable to $1.1 million of expense in certain foreign jurisdictions, foreign withholding taxes, and minimum taxes which was offset by reductions in unrecognized tax benefits.

At March 31, 2010, we had U.S. net operating loss carryforwards totaling $361.5 million, which expire at various times through 2029. Additionally, at March 31, 2010, we had $68.8 million of non-U.S. net operating loss carryforwards, which expire at various times through 2020. We maintain a valuation allowance on all of our U.S. net deferred tax assets, including our net operating loss carryforwards. We also have valuation allowances on deferred tax assets in certain foreign jurisdictions. We release such valuation allowances as the related tax benefits are realized on our tax returns or when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Our primary source of cash and the source of funds for our operations are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financings. As of March 31, 2010, we had cash and cash equivalents of $425.5 million and availability of $99.5 million under our $100.0 million first lien senior secured revolving credit facility. We expect cash flows to be used in the operation and expansion of our business, making capital expenditures, paying principal and interest on our debt and for other corporate purposes.

During the three months ended March 31, 2009 we implemented cost reduction measures including lowering executive and other employee compensation, reducing employee and contractor headcount, and shortening work weeks. As capacity utilization increased during the second half of 2009 and into the first quarter of 2010, we have experienced increased labor and other overhead costs. During 2010, executive and other employee compensation has largely been restored to previous levels and we have reversed other temporary cost reduction initiatives.

From time to time, we evaluate our staffing levels compared to business needs and changes in demand in order to manage costs and improve performance. We expect to reduce our workforce by an additional 400 employees during the remainder of 2010 in connection with the wind-down and exit of our manufacturing operations in Singapore, which will require approximately $1.8 million in termination benefit payouts during the remainder of 2010. In connection with the wind-down our Singapore manufacturing operations, we refunded approximately $12.1 million of customer advances using cash on hand during the three months ended March 31, 2010.

We have a significant level of debt, with $1,428.0 million outstanding at March 31, 2010, of which $125.6 million is current. At March 31, 2010, we have an aggregate of $42.8 million of debt coming due through the end of 2010, and $168.2 million of debt due in 2011, which includes the remaining $42.6 million aggregate principal amount of our 2.5% convertible senior subordinated notes and $53.5 million aggregate principal amount of our 7.125% senior notes. In April 2010, Amkor Technology Taiwan Ltd, a Taiwanese subsidiary, entered into a 1.5 billion Taiwan dollar (approximately $47 million) term loan due April 2015. On May 4, 2010, we issued $345 million of our 7.375% Senior Notes due 2018. We will use the proceeds together with existing cash to redeem in full the $53.5 million outstanding principal amount of our 7.125% senior notes due 2011 and the $358.3 million principal amount of our 7.75% senior notes due 2013, and to pay related fees and expenses during the three months ended June 30, 2010. The refinancing of our debt due in 2011 and 2013 extends our maturities and reduces our interest cost.

The interest payments required on our debt are substantial. For example, we paid $116.2 million of interest in 2009. We refer you to “Contractual Obligations” below for a summary of principal and interest payments.

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

Many of our debt agreements have restrictions on dividend payments and the repurchase of stock and subordinated securities, including our convertible notes. These restrictions are determined by defined calculations which include net income. The $671.1 million write-off of our goodwill at December 31, 2008 impacted these restrictions, which has reduced our ability to pay dividends and repurchase stock and subordinated securities, including our convertible notes. We have never paid a dividend to our stockholders, and we do not have any current plans to do so.

We were in compliance with all debt covenants at March 31, 2010 and expect to remain in compliance with these covenants for at least the next twelve months.

Capital Additions

Our capital additions for the three months ended March 31, 2010 were $72.7 million. We expect that our full year 2010 capital additions will be approximately 14% of net sales. Ultimately, the amount of our 2010 capital additions will depend on several factors including, among others, the performance of our business, the need for additional capacity to service customer demand and the availability of suitable cash flow from operations or financing. The following table reconciles our activity related to property, plant and equipment purchases as presented on the Condensed Consolidated Statements of Cash Flows to property, plant and equipment additions reflected on the Consolidated Balance Sheets:

	For the Three
	Months Ended
	March 31,
	2010	2009

Property, plant and equipment additions	$72,737	$24,292
Net change in related accounts payable and deposits	(5,645)	18,529

Purchases of property, plant, and equipment	$67,092	$42,821

Cash Flows

Cash provided by operating activities was $103.7 million for the three months ended March 31, 2010 compared to cash used in operating activities of $63.2 million for the three months ended March 31, 2009. We experienced positive free cash flow of $36.6 million for the three months ended March 31, 2010, which increased $142.6 million from the prior year comparable period. The increase is primarily due to approximately $103.7 million of payments made in the three months ended March 31, 2009 relating to the resolution of a patent license dispute and employee benefit and separation payments, as well as reduced business levels in 2009 as a result of the recession, partially offset by reduced capital additions.

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)

Operating activities	$103,729	$(63,194)
Investing activities	(68,000)	(46,312)
Financing activities	(5,596)	(22,297)

Operating activities:  Our cash flow from operating activities for the three months ended March 31, 2010 increased by $166.9 million compared to the prior year comparable period. Operating income for the three months ended March 31, 2010 adjusted for depreciation and amortization, other operating activities and non-cash items increased $72.7 million which is largely attributable to increased net sales and the related increase in net income.

Changes in assets and liabilities decreased operating cash flow for the three months ended March 31, 2010 principally due to increases in inventories and accounts receivable because of increased business volumes. The $115.1 million decrease from changes in assets and liabilities in the three months ended March 31, 2009 was principally due to the $64.7 million payment made in connection with the resolution of a patent license dispute and $39.0 million in other employee benefit and separation payments.

Investing activities:  Our cash flows used in investing activities for the three months ended March 31, 2010 increased by $21.7 million. This increase was primarily due to increased levels of capital additions in 2010 and the $24.3 million increase in payments for property, plant and equipment. Our capital additions in the three months ended March 31, 2010 were focused on incremental capacity for advanced packaging services including chip scale, ball grid array and bumping, specific customer requirements and other technology advancements.

Financing activities:  Our net cash used in financing activities for the three months ended March 31, 2010 was $5.6 million, compared with net cash used of $22.3 million for the three months ended March 31, 2009. The net cash used in financing activities for the three months ended March 31, 2010 was primarily driven by the $10.7 million repayment on our term loan at our Korean subsidiary. Partially offsetting this repayment was the $34.3 million repayment of two existing revolving lines of credit at one of our Japanese subsidiaries using the proceeds from two new term loans at that subsidiary totaling 3.5 billion Japanese yen (approximately $38.8 million). During the three months ended March 31, 2009, we used $23.9 million in cash on hand to repurchase an aggregate $33.1 million principal amount of our 7.125% senior notes and 2.5% convertible senior subordinated notes due 2011. In the three months ended March 31, 2009, we also incurred $2.6 million in debt issuance costs related to the April 2009 issuance of our 6.0% convertible senior subordinated notes.

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

	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)

Net cash provided by (used in) operating activities	$103,729	$(63,194)
Purchases of property, plant and equipment	(67,092)	(42,821)

Free cash flow	$36,637	$(106,015)

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due for year ending December 31,
		2010 -
	Total	Remaining	2011	2012	2013	2014	Thereafter
	(In thousands)

Total debt(1)	$1,428,027	$42,815	$168,218	$54,419	$501,147	$271,428	$390,000
Scheduled interest payment obligations(1)(2)	415,846	73,961	92,621	89,264	68,206	40,688	51,106
Purchase obligations(3)	127,356	127,356
Operating lease obligations	38,723	5,620	5,670	5,446	5,903	6,348	9,736
Severance obligations(4)	74,510	3,740	4,737	4,426	4,129	3,857	53,621

Total contractual obligations	$2,084,462	$253,492	$271,246	$153,555	$579,385	$322,321	$504,463

(1)	The total debt and related interest do not include amounts related to the Taiwan term loan of approximately $47 million entered into in April 2010, nor the issuance of $345 million of our 7.375% Senior Notes on May 4, 2010. In addition, total debt and related interest do not include the redemption of $53.5 million outstanding principal amount of our 7.125% senior notes due 2011 and the $358.3 million outstanding principal amount of our 7.75% senior notes due 2013 scheduled for June 2010.

(2)	Scheduled interest payment obligations were calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2010 for variable rate debt.

(3)	Represents capital-related purchase obligations outstanding at March 31, 2010 for capital additions.

(4)	Represents estimated benefit payments for our Korean subsidiary severance plan.

In addition to the obligations identified in the table above, other non-current liabilities recorded in our Consolidated Balance Sheet at March 31, 2010 include:

•	$20.4 million of foreign pension plan obligations for which the timing and actual amount of funding required is uncertain. We expect to contribute $6.4 million to the defined benefit pension plans during the remainder of 2010.

•	$3.9 million net liability associated with unrecognized tax benefits. Due to the uncertainty regarding the amount and the timing of any future cash outflows associated with our unrecognized tax benefits, we are unable to reasonably estimate the amount and period of ultimate settlement, if any, with the various taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet guarantees or other off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than our operating leases.

Contingencies, Indemnifications and Guarantees

We refer you to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to litigation and other legal matters. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, there have been no significant changes in our critical accounting policies as reported in our 2009 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitivity

We are exposed to market risks, primarily related to foreign currency and interest rate fluctuations. In the normal course of business, we employ established policies and procedures to manage the exposure to fluctuations in foreign currency values and changes in interest rates. Our use of derivative instruments, including forward exchange contracts, has been historically insignificant; however, we continue to evaluate the use of hedge instruments to manage currency and other risk. We have not entered into any derivative transactions in the three months ended March 31, 2010 and have no outstanding contracts as of March 31, 2010.

Foreign Currency Risks

We currently do not have forward contracts or other instruments to reduce our exposure to foreign currency gains and losses. To the extent possible, we have managed our foreign currency exposures by using natural hedging techniques to minimize the foreign currency rate risk.

The U.S. dollar is our reporting currency and the functional currency for the majority of our foreign subsidiaries including our largest subsidiaries in Korea and the Philippines and also our subsidiaries in Taiwan, China and Singapore. For our subsidiaries and affiliate in Japan, the local currency is the functional currency.

We have foreign currency exchange rate risk associated with the remeasurement of monetary assets and monetary liabilities on our Consolidated Balance Sheet that are denominated in currencies other than the functional currency. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2010, to assess the potential impact of fluctuations in exchange rates for all foreign denominated assets and liabilities. Assuming a 10% adverse movement for all currencies against the U.S. dollar as of March 31, 2010, our income before income taxes would have been approximately $13.6 million lower. The most significant foreign denominated monetary asset or liability is our Korean severance obligation which represents approximately 61% of the net monetary exposure.

In addition, we have foreign currency exchange rate exposure on our results of operations. For the three months ended March 31, 2010, approximately 91% of our net sales were denominated in U.S. dollars. Our remaining net sales were principally denominated in Japanese yen and Korean won for local country sales. For the three months ended March 31, 2010, approximately 47% of our cost of sales and operating expenses were denominated in U.S. dollars and were largely for raw materials and factory supplies. The remaining portion of our cost of sales and operating expenses was principally denominated in the Asian currency where our production facilities are located and was largely for labor and utilities. To the extent that the U.S. dollar weakens against these Asian-based currencies, similar foreign currency denominated transactions in the future will result in higher sales and higher operating expenses, with increased operating expenses having the greater impact on our financial results. Similarly, our sales and operating expenses will decrease if the U.S. dollar strengthens against these foreign currencies. We performed a sensitivity analysis of our foreign currency exposure as of March 31, 2010 to assess the potential impact of fluctuations in exchange rates for all foreign denominated sales and expenses. Assuming a 10% adverse movement from the three months ended March 31, 2010 exchange rates of the U.S. dollar compared to all of these Asian-based currencies as of March 31, 2010, our operating income would have been approximately $19.5 million lower.

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

We have foreign currency exchange rate exposure on our stockholders’ equity as a result of the translation of our subsidiaries and an affiliate where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the local currency, the translation of these foreign currency denominated transactions will result in reduced sales, operating expenses, assets and liabilities. Similarly, our sales, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the local currencies. The effect of foreign exchange rate translation on our Consolidated Balance Sheet for the three months ended March 31, 2010 and 2009 was a net foreign translation loss of $0.7 million and a loss of $7.2 million, respectively, and was recognized as an adjustment to equity through other comprehensive (loss) income.

Interest Rate Risks

We have interest rate risk with respect to our long-term debt. As of March 31, 2010, we had a total of $1,428.0 million of debt of which 83.6% was fixed rate debt and 16.4% was variable rate debt. Our variable rate debt principally relates to our foreign borrowings and any amounts outstanding under our $100.0 million revolving line of credit, of which no amounts were drawn as of March 31, 2010. The fixed rate debt consists of senior notes, senior subordinated notes and subordinated notes. As of December 31, 2009, we had a total of $1,434.2 million of debt of which 83.3% was fixed rate debt and 16.7% was variable rate debt.

The table below presents the interest rates and maturities of our fixed and variable rate debt as of March 31, 2010:

	2010 -
	Remaining	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long term debt:
Fixed rate debt (In thousands)	—	$96,096	$—	$458,291	$250,000	$390,000	$1,194,387	$1,605,426
Average interest rate		5.1%		7.4%	6.0%	9.3%
Variable rate debt (In thousands)	$42,815	$72,122	$54,419	$42,856	$21,428	$—	$233,640	$235,316
Average interest rate	3.7%	3.4%	3.8%	4.5%	4.5%

For information regarding the fair value of our long-term debt, see Note 12 to the Consolidated Financial Statements included in this Quarterly Report.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded those disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, we are implementing a new enterprise resource planning (“ERP”) system in a multi-year program on a world-wide basis. Our ERP implementation at our corporate headquarters became operational in May 2010. We expect to have changes in our internal controls over financial reporting with respect to the ERP implementation; however, we do not expect any changes to have a material affect over our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information about legal proceedings is set forth in Note 15 to the Consolidated Financial Statements included in this Quarterly Report.

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

Our operations are characterized by relatively high fixed costs. Our profitability depends in part not only on pricing levels for our packaging and test services, but also on the utilization of our human resources and packaging and test equipment. In particular, increases or decreases in our capacity utilization can significantly affect gross margins since the unit cost of packaging and test services generally decreases as fixed costs are allocated over a larger number of units. In periods of low demand, we experience relatively low capacity utilization in our operations, which lead to reduced margins during that period. For example, we experienced lower than optimum utilization in the three months ended December 31, 2008 and the first half of 2009 due to a decline in world-wide demand for our packaging and test services which impacted our gross margin. Although our capacity utilization at times has been strong, we cannot assure you that we will be able to achieve consistently high capacity utilization, and if we fail to do so, our gross margins may decrease. If our gross margins decrease, our business, liquidity, results of operations, financial condition and cash flows could be materially and adversely affected.

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

Decisions by Our Integrated Device Manufacturer Customers to Curtail Outsourcing May Adversely Affect Our Business.

Historically, we have been dependent on the trend in outsourcing of packaging and test services by integrated device manufacturers, or IDMs. Our IDM customers continually evaluate the outsourced services against their own in-house packaging and test services. As a result, at any time and for a variety of reasons, IDMs may decide to shift some or all of their outsourced packaging and test services to internally sourced capacity.

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

Our Substantial Indebtedness Could Adversely Affect Our Financial Condition and Prevent Us from Fulfilling Our Obligations.

We have a significant amount of indebtedness. As of March 31, 2010, our total debt balance was $1,428.0 million, of which $125.6 million was classified as a current liability. In addition, despite current debt levels, the terms of the indentures governing our indebtedness allow us or our subsidiaries to incur more debt, subject to certain limitations. If new debt is added to our consolidated debt level, the related risks that we now face could intensify.

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

We May Have Difficulty Funding Liquidity Needs

We operate in a capital intensive industry.  Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. During the three months ended March 31, 2010, we had capital additions of $72.7 million and for the full year 2010, we expect to make capital additions of approximately 14% of net sales.

In addition, we have a significant level of debt, with $1,428.0 million outstanding at March 31, 2010, $125.6 million of which is current. The terms of such debt require significant scheduled principal payments in the coming years, including $42.8 million due in 2010, $168.2 million due in 2011, $54.4 million due in 2012, $501.2 million due in 2013, $271.4 million due in 2014 and $390.0 million due thereafter. The interest payments required on our debt are also substantial. For example, in 2009, we paid $116.2 million of interest. The source of funds to fund our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, current cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of March 31, 2010, we had cash and cash equivalents of $425.5 million and $99.5 million available under our senior secured revolving credit facility which matures in April 2013.

In May 2010, we issued $345 million of our 7.375% Senior Notes due 2018 and received net proceeds of approximately $337.6 million. We will use the net proceeds to reduce other indebtedness.

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

We sponsor an accrued severance plan for our Korean subsidiary. Under the Korean plan, eligible employees are entitled to receive a lump sum payment upon termination of their employment based on their length of service, seniority and rate of pay at the time of termination. Since our severance plan obligation is significant, in the event of a significant layoff or other reduction in our labor force in Korea, payments under the plan could have a material adverse effect on our liquidity, financial condition and cash flows. In addition, existing tax laws in Korea limit our ability to currently deduct severance expenses associated with the current plan. These limitations are designed to encourage companies to migrate to a defined contribution or defined benefit plan. If we adopt a new plan retrospectively, we would be required to significantly fund the existing liability, which could have a material adverse effect on our liquidity, financial condition and cash flows. If we do not adopt a new plan, we will have to pay higher taxes which could adversely affect our liquidity, financial condition and cash flows. See Note 13 to our Consolidated Financial Statements included in this Quarterly Report.

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

Loss of Customers — The Loss of Certain Customers May Have a Significant Adverse Effect on Our Operations and Financial Results.

The loss of a large customer or disruption of our strategic partnerships or other commercial arrangements may result in a decline in our sales and profitability. Although we have approximately 250 customers, we have derived and expect to continue to derive a large portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our ten largest customers together accounted for approximately 54.1%, 50.9% and 49.8% of our net sales in the three months ended March 31, 2010 and the years ended December 31, 2009, and 2008, respectively. In addition, a single customer accounted for greater than 10% of our sales for the three months ended March 31, 2010 and the year ended December 31, 2009. No customer accounted for more than 10% of our sales during the year ended December 31, 2008.

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

The loss of one or more of our significant customers, or reduced orders by any one of them and our inability to replace these customers or make up for such orders could reduce our profitability. For example, our facility in Iwate, Japan, is primarily dedicated to a single customer, Toshiba Corporation. We have also invested in an unconsolidated affiliate, J-Devices Corporation, for which Toshiba is the primary customer. If we were to lose Toshiba as a customer or if it were to materially reduce its business with us, it could be difficult for us to find one or more new customers to utilize the capacity, which could have a material adverse effect on our operations and financial results. In addition, we have a long term supply agreement that expires in December 2010 with International Business Machines, or IBM. If we were to lose IBM as a customer, this could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Furthermore, if we cannot generate or raise additional funds to pay for capital additions, particularly in some of the advanced packaging and bumping areas, as well as research and development activities, our growth prospects and future profitability may be adversely affected. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by semiconductor companies;

•	volatility in fixed income, credit and equity markets ; and

•	economic, political and other global conditions.

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

Litigation Incident to Our Business Could Adversely Affect Us.

We have been a party to various legal proceedings, including those described in Note 15 to the Consolidated Financial Statements included in this Quarterly Report, and may be a party to litigation in the future. If an unfavorable ruling or outcome were to occur in this or future litigation, there could be a material adverse impact on our business, liquidity, results of operations, financial condition, cash flows and the trading price of our securities.

We Could Suffer Adverse Tax and Other Financial Consequences if Taxing Authorities Do Not Agree with Our Interpretation of Applicable Tax Laws.

Our corporate structure and operations are based, in part, on interpretations of various tax laws, including withholding tax, compliance with tax holiday requirements, application of changes in tax law to our operations and other relevant laws of applicable taxing jurisdictions. From time to time, the taxing authorities of the relevant jurisdictions may conduct examinations of our income tax returns and other regulatory filings. We cannot assure you that the taxing authorities will agree with our interpretations. To the extent they do not agree, we may seek to enter into settlements with the taxing authorities which require significant payments or otherwise adversely affect our results of operations or financial condition. We may also appeal the taxing authorities’ determinations to the appropriate governmental authorities, but we cannot be sure we will prevail. If we do not prevail, we may have to make significant payments or otherwise record charges (or reduce tax assets) that adversely affect our results of operations, financial condition and cash flows.

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

We may need to enforce our patents or other intellectual property rights, including our rights under patent and intellectual property licenses with third parties, or defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial cost and diversion of our resources. Furthermore, if we fail to obtain necessary licenses, our business could suffer. We have been involved in legal proceedings involving the acquisition and license of intellectual property rights, the enforcement of our existing intellectual property rights or the enforcement of the intellectual property rights of others, including the arbitration proceeding filed against Tessera, Inc. and complaint filed and ongoing proceeding against Carsem (M) Sdn Bhd, Carsem Semiconductor Sdn Bhd, and Carsem Inc., or collectively “Carsem”, both of which are described in more detail in Note 15 to the Consolidated Financial Statements. Unfavorable outcomes in any litigation matters involving intellectual property could result in significant liabilities and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. The potential impact from the legal proceedings referred to in this Quarterly Report on our results of operations, financial condition and cash flows could change in the future.

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

As of March 31, 2010, Mr. James J. Kim, our Executive Chairman of the Board of Directors, members of Mr. Kim’s immediate family and affiliates beneficially owned approximately 56% of our outstanding common stock. This percentage includes beneficial ownership of the securities underlying $100 million of our 6.25% convertible subordinated notes due 2013 and $150 million of our 6.0% convertible senior subordinated notes due 2014. Subject to certain requirements imposed by voting agreements that the Kim family vote in a neutral manner any shares issued upon conversion of their convertible notes, Mr. James J. Kim and his family and affiliates, acting together, have the ability to effectively determine matters (other than interested party transactions) submitted for approval by our stockholders by voting their shares, including the election of all of the members of our Board of Directors. There is also the potential, through the election of members of our Board of Directors, that Mr. Kim’s family could substantially influence matters decided upon by the Board of Directors. This concentration of ownership may also have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares, and could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

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
Joanne Solomon
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

Date: May 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Plan
31.1	Certification of Kenneth T. Joyce, President and Chief Executive Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joanne Solomon, Executive Vice President and Chief Financial Officer of Amkor Technology, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.